Form 10-K
period 1993-12-31
TECUMSEH PRODUCTS CO
filed 1994-03-28
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 1993      Commission File Number 0-452

                           TECUMSEH PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

              Michigan                                  38-1093240
      (State of Incorporation)              (I.R.S. Employer Identification No.)

      100 East Patterson Street
          Tecumseh, Michigan                               49286
(Address of Principal Executive Offices)                 (Zip Code)

       Registrant's telephone number, including area code: (517) 423-8411

Securities Registered Pursuant to Section 12(b) of the Act:         Securities Registered Pursuant to Section 12(g) of the Act:
                           Name of Each Exchange
     Title of Each Class    on Which Registered                           Class B Common Stock, $1.00 Par Value
     -------------------  -----------------------                         Class A Common Stock, $1.00 Par Value
            None                   None                                   Class B Common Stock Purchase Rights
                                                                          Class A Common Stock Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Registrant disclaims the existence of control and, accordingly, believes that as of March 11, 1994, all of the 5,470,146 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of March 11, 1994, held an aggregate of 2,391,940 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of March 11, 1994 (based on the closing price of $58.75 per share, as reported on the NASDAQ National Market System on such date) of the 3,078,206 shares then issued and outstanding held by non-affiliates was approximately $180,844,603.

Numbers of shares outstanding of each of the Registrant's classes of Common Stock at March 11, 1994:

     Class B Common Stock, $1.00 Par Value:      5,470,146
     Class A Common Stock, $1.00 Par Value:     16,410,438

Certain information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 has been incorporated herein by reference in Parts I and II hereof. Certain information in the definitive proxy statement to be used in connection with the Registrant's 1994 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof. The
Exhibit Index is located on page 30.

                               TABLE OF CONTENTS

Item                                                                        Page
- ----                                                                        ----
                                    PART I
  1. Business                                                                 3

     Executive Officers of the Registrant                                    13

  2. Properties                                                              14

  3. Legal Proceedings                                                       14

  4. Submission of Matters to a Vote of Security Holders                     15

                                   PART II
  5. Market for the Company's Common Equity and Related Stockholder Matters  16

  6. Selected Financial Data                                                 16

  7. Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                               16

  8. Financial Statements and Supplementary Data                             16

  9. Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                                16

                                   PART III
 10. Directors and Executive Officers of the Company                         17

 11. Executive Compensation                                                  17

 12. Security Ownership of Certain Beneficial Owners and Management          17

 13. Certain Relationships and Related Transactions                          17

                                   PART IV
 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K         18

     Signatures                                                              27

     Exhibit Index                                                           30

                                     PART I

                               ITEM 1.  BUSINESS

GENERAL

     Tecumseh Products Company (the Company) is a full-line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. The Company believes it is the largest independent producer of hermetically sealed compressors in the world, as well as one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications. In 1993, the Company's products were sold in over 100 countries around the world.

     The Company groups its products into three principal industry segments:
Compressor Products, Engine and Power Train Products, and Pump Products.

     Compressor Products include a broad range of air conditioning and refrigeration compressors and compressor parts as well as refrigeration condensing units. The Company's compressor products range from fractional horsepower units used in small refrigerators and dehumidifiers to large units used in commercial air conditioning applications. The Company sells compressors in four major compressor market segments: household refrigerators and freezers; room air conditioners; commercial and residential unitary central air conditioning systems; and commercial devices including freezers, dehumidifiers and vending machines. The Company sells compressors to original equipment manufacturers ("OEMs") as well as in the aftermarket.

     Engine and Power Train Products consist of (i) two- and four-cycle gasoline engines for use in a wide variety of lawn and garden applications as well as other consumer and light commercial applications and (ii) transmissions, transaxles and related parts for use principally in lawn and garden tractors and riding lawn mowers. The Company sells engine and power train products to OEMs and aftermarket distributors.

     Pump Products include (i) small submersible pumps used in a wide variety of industrial, commercial, and consumer applications and (ii) heavy duty centrifugal type pumps used in the construction, mining, agricultural, marine, and transportation industries.

FOREIGN OPERATIONS AND SALES

     In recent years, international operations and sales have become increasingly important to the Company's business as a whole. In 1993, sales to customers outside the United States represented approximately 45% of total consolidated net sales, up from approximately 30% in 1988. Additionally, a substantial portion of the Company's products are manufactured overseas.

Compressor products are produced by the Company's plants in both Brazil and France, while engines are produced in Italy.

     Products sold outside the United States are manufactured at both U.S. and foreign plants. The Company's European compressor subsidiary, L'Unite Hermetique, S.A., ("L'Unite Hermetique"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. Sociedade Intercontinental De Compressores Hermeticos-SICOM, Ltda. ("SICOM"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America and, to a lesser extent, in North America and Europe. In the engine business, the Company's two principal markets are North America, which is generally served by the Company's U.S. manufacturing operations, and Europe, which is served both by the manufacturing operations of the Company's European engine subsidiary, Tecnamotor, S.r.l. ("Tecnamotor") in Italy and, to a lesser extent, by U.S. export sales.

     Of the Company's sales to customers outside the United States in 1993, approximately 36% were to customers of compressor and engine products in Europe. Sales of compressors are also significant in markets in Latin America, Asia and the Far East.

     The Company's dependence on sales in foreign countries entails certain risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. The Company's foreign manufacturing operations are subject to the same risks and others as well, including risks of governmental expropriation, governmental regulations which may be disadvantageous to businesses owned by foreign nationals and instabilities in the work force due to changing political and social conditions.

     These considerations are especially significant in the context of the Company's Brazilian operations given the importance of SICOM's performance to the Company's total operating results. Political, social, and economic conditions in Brazil are less stable than those which prevail in the United States and many other countries, and this instability is reflected in SICOM's operating results, which can vary dramatically from period to period.

COMPRESSOR PRODUCTS

     The Compressor Products segment is the Company's largest industry segment. A compressor is a device which compresses a refrigerant gas. When the gas is later permitted to expand, it absorbs and transfers heat, and the cooling effect thus produced forms the basis for a wide variety of refrigeration products. The Company's compressors range from fractional horsepower units used in small refrigerators and dehumidifiers to large units used in commercial air conditioning applications. All of the compressors produced by the Company are hermetically sealed. The Company's current compressor line includes reciprocating and rotary designs and the Company is in the process of developing a line of scroll compressors.

     The Company's compressors are used in each of four major compressor market segments: household refrigerators and freezers; room air conditioners; residential and commercial unitary central air conditioning systems; and commercial devices, including freezers, dehumidifiers, refrigerated display cases, water coolers and vending machines. The Company believes it is the world's only independent manufacturer of compressor products for all four of these market segments.

     PRODUCT LINE

     The Company manufactures and sells a wide variety of traditional, reciprocating compressors suitable for use in all of the market segments described above. The Company also produces rotary compressors for use in room air conditioning applications. Rotary compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating designs. In November 1993, the Company reached an agreement with General Electric's appliance operations in Columbia, Tennessee to purchase certain rotary compressor manufacturing equipment. After being relocated and retooled, this equipment will be utilized in the production of room air conditioning rotary compressors in smaller sizes that will complement the Company's present product offering.

     During 1992, the Company introduced its new line of "Quadro-Flex" reciprocating compressors offering improved efficiency for the commercial unitary market. Early production runs of certain Quadro-Flex models resulted in unacceptable failure rates in the field. The Company believes that appropriate corrective actions have been taken to assure the high level of quality expected in this product. In light of the competitive advantages of the Quadro-Flex design, the Company anticipates increasing demand for its current Quadro-Flex products as customers become comfortable that the early problems have been corrected. In addition, the Company plans to use the Quadro-Flex design in a broad range of products for commercial refrigeration applications.

     Scroll compressors offer energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial applications. The Company does not currently offer scroll compressors while some of its competitors do, which the Company believes puts it at a competitive disadvantage. However, the Company has developed a residential unitary air conditioning compressor using scroll technology and is currently evaluating samples of this scroll compressor with key customers. In January 1994, the Company's Board of Directors authorized funding for a scroll compressor manufacturing facility, which is expected to be in limited production by the end of 1994.

     MANUFACTURING OPERATIONS

     Compressor Products manufactured in the Company's U.S. plants accounted for approximately 55% of 1993 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil and France. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials essential to the conduct of business are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply and the required raw materials and purchased components have generally been available in sufficient quantities.

     SALES AND MARKETING

     The Company markets its Compressor Products globally under the "Tecumseh" brand, as well as under the "SICOM" brand in Latin America and the "L'Unite Hermetique" brand in Europe.

     The Company sells its Compressor Products in North America primarily through its own sales staff. Major OEM customers are assigned to sales staff on an account basis. Other customers (aftermarket wholesalers and smaller commercial OEM's) are served by sales personnel assigned to specified geographic regions. Each of the Company's Brazilian and French subsidiaries has its own sales staff. In certain foreign markets, the Company also uses local independent sales representatives.

     Substantially all of the Company's sales of Compressor Products for room air conditioning applications are to OEMs. Sales of Compressor Products for unitary central air conditioning systems and commercial applications include substantial amounts of both OEM and aftermarket customers.

     SICOM's Compressor Products are sold primarily in Brazil and other Latin American countries. SICOM also furnishes component parts to the Company's North American plants and finished compressors for resale in North America. L'Unite Hermetique, which does not sell products in North America, sells a majority of its products in Europe but also has substantial sales outside Europe.

     The Company has over 1,200 customers for Compressor Products, the majority of which are commercial customers. In 1993, the two largest customers for Compressor Products accounted for 9.0% and 4.0%, respectively, of consolidated net sales of the Company's Compressor Products, or 5.5% and 2.5%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the present business relationships with all major customers have existed for a substantial period of time.

     In 1993, approximately 34% of the Compressor Products produced by the Company in its U.S. plants were exported to foreign countries. The Company exports to over 100 countries worldwide. Approximately two-thirds of these exported products were sold in the Far and Middle East.

     COMPETITION

     All of the compressor market segments in which the Company operates are highly competitive. Participants compete on the basis of price, efficiency, reliability, noise level, and delivery. The Company competes not only with other independent compressor producers but also with manufacturers of end products which have internal compressor manufacturing operations.

      The domestic unitary air conditioning compressor market consists of original equipment manufacturers and a significant compressor aftermarket. The Company competes primarily with two U. S. manufacturers, Copeland Corporation, a subsidiary of Emerson Electric, Inc., and Bristol, a division of York International Corporation. Copeland Corporation enjoys a larger volume of the domestic unitary air conditioning compressor business than either Bristol or the Company. Several important OEMs in the unitary air conditioning market have decided to significantly reduce the use of traditional reciprocating compressors in 1994 as part of an industry trend toward the use of scroll compressors. Since the Company does not currently produce scroll compressors in commercial quantities, this accelerating trend will reduce, at least temporarily, the Company's share of this important market and is expected to intensify price competition for the remaining available reciprocating compressor business. In anticipation of this trend, the Company has developed its own scroll compressor, which it is currently sampling with key customers. In January 1994, the Company's Board of Directors authorized funding for a scroll compressor manufacturing facility, which is expected to be in limited production by the end of 1994.

     In the domestic room air conditioning compressor market, the Company competes primarily with foreign companies, which import compressors to the United States but are also increasing U. S. manufacturing capabilities. The Company also competes to a lesser extent with U. S. manufacturers.

     In the domestic markets for water coolers, dehumidifiers, vending machines, refrigerated display cases and other commercial refrigeration products, the Company competes primarily with manufacturers from the Far East, Europe and South America, and to a lesser extent, the United States. The non-captive portion of the household refrigerator and freezer segment is substantially dominated by Far Eastern manufacturers, which import compressors to the United States but are also increasing U.S. manufacturing capabilities.

     In the geographic regions in which the Company supplies a significant portion of its domestically produced export compressors, the primary competitors are Bristol, Copeland Corporation and several Far East manufacturers, most of which are substantially larger and have greater resources than the Company.

     L'Unite Hermetique sells the major portion of its manufactured compressors in Western Europe, and competes in those markets primarily with several large European manufacturers, some of which are captive suppliers, and to a lesser but increasing extent, with manufacturers from the Far East.

     SICOM sells the major portion of its manufactured compressors in Brazil and other Latin American countries and competes directly with Embraco S.A., an affiliate of Whirlpool Corporation, in Brazil and with Embraco and several other foreign manufacturers in Latin America.

     The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations.

     NEW REGULATORY REQUIREMENTS

     Chloroflourocarbon compounds ("CFCs"), the primary refrigerants used in household refrigerators and freezers and in commercial refrigeration equipment, have been identified as one of the leading factors causing depletion of the Earth's ozone layer. Under a 1992 international agreement, CFCs are scheduled to be phased out by January 1, 1996. Several OEMs have already begun to offer products which do not utilize CFCs. Under current U.S. industry plans, the replacement for CFCs in the refrigerator and freezer market will be a refrigerant known as HFC-134a. The Company has already designed, and tested with customers, and is prepared to begin production of its new TPY line of refrigerator and freezer compressors which use HFC-134a.

     The U.S. government has not yet determined which refrigerant or refrigerants will be approved as replacements for CFCs in the commercial market segment, but the Company anticipates that one approved replacement will be HFC-134a. The Company has been producing commercial compressors using HFC-134a since late 1992. By the end of 1993 it could cover approximately 75% of its volume in this market segment with compressors using this refrigerant.

     Pursuant to the National Appliance Energy Conservation Act of 1987 (the "NAECA") the U.S. government requires higher energy efficiency ratings on certain unitary air conditioning products by January 1, 1994 and on room air conditioning products during 1997. The Company's unitary products meet the relevant 1994 standard for unitary products. The standard for room air-conditioning products has not been finalized, but the Company will need to improve the efficiency of its rotary compressors to meet the standard.

     The NAECA also required higher efficiency ratings for refrigerator and freezer products beginning in 1993, and still higher standards, not yet specified, will be required in 1998. Currently, the Company only participates to a very limited extent in the U.S. refrigerator and freezer market. The Company is pursuing this U.S. market with its new TPY compressor line, which meets the 1993 energy efficiency standards while using the HFC-134a refrigerant.

ENGINE AND POWER TRAIN PRODUCTS

     Small gasoline engines account for a majority of the net sales of the Company's Engine and Power Train Products segment. The Company manufactures gasoline engines, both two- and four-cycle types, with aluminum diecast bodies ranging in sizes from 1.6 through 16.5 horsepower and with cast iron bodies ranging in size from 12 through 18 horsepower. These engines are used in a broad variety of consumer products, including lawn mowers (both riding and walk-behind types), snow blowers, small lawn and garden tractors, small power devices used in outdoor chore products, and certain kinds of self-propelled vehicles. The Company's power train products include transmissions, transaxles and related parts used principally in lawn and garden tractors and riding lawn mowers.

     MANUFACTURING OPERATIONS

     The Company manufactures engines and related components in its four plants in the United States and one plant in Italy. All of the Company's power train products are manufactured in one facility in the United States. Operations of the Company in this segment are partially vertically integrated as the Company produces most of its plastic parts and carburetors, as well as a substantial portion of the aluminum diecastings used in its engines and power trains.

     SALES AND MARKETING

     The Company markets its Engine and Power Train Products worldwide under the "Tecumseh" and "Peerless" brands, and in Europe under the "Tecnamotor" brand. A substantial portion of the Company's engines are incorporated into lawn mowers sold under brand labels, including the "Craftsman" brand of its largest engine products customer, Sears, Roebuck and Co. ("Sears").

     A majority of the Company's Engine and Power Train Products are sold directly to OEMs. The Company also sells engines and parts to its authorized dealers and distributors, who service its engines both in the United States and abroad. Marketing of Engine and Power Train Products is handled by the Company's own sales staff and by local sales representatives in certain foreign countries.

     Sales to Sears and its suppliers in the aggregate accounted for approximately 6% of the Company's 1993 consolidated net sales and approximately 20% of its net sales of Engine and Power Train Products. Sales to the Company's second largest customer in this segment accounted for approximately 16% of the segment's net sales in 1993 and 5% of the Company's 1993 consolidated net sales. Loss of either of the Company's two largest customers would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company's business as a whole. There are no long-term contracts between the Company and its major customers in this segment, but the present business relationships have existed for a substantial period of time.

     COMPETITION

     The Company believes it is the second largest independent producer of small gasoline engines in the United States and that the largest such producer, with a broader product range, is Briggs & Stratton Corporation. The Company competes not only with other engine manufacturers but also with manufacturers of end products which produce their own engines and power transmission components.

     North America and Europe are the principal markets for lawn and garden products. Foreign competition for sales has been limited in the past but is increasing, particularly as foreign manufacturers have begun establishing U.S. manufacturing facilities. In Europe, the late 1992 devaluation of the Italian lira relative to the U.S. dollar has enabled the Company's Italian-produced products to become more cost-competitive with other products available in the European market.

     Competition in the Company's engine business is based principally on price, service, product performance and features. As mass merchandisers have captured a larger portion of the sales of lawn and garden products in the United States, price competition and the ability to offer customized styling and feature choices have become even more significant factors. The Company believes that it competes effectively on these bases.

     The Company's power train business has been under significant competitive pressure over the last several years with certain of its competitors aggressively competing for market share primarily on the basis of price. As a result, the Company's power train sales have been steadily decreasing since 1987. In response to this, the Company executed a plan to reduce product cost and increase efficiency, by consolidating its power train production operations into one plant. In addition, the Company has recently introduced a new line of affordable hydrostatic, fluid-type transmissions aimed at volume segments of the market.

     NEW EMISSION STANDARDS

     The California Air Resources Board ("CARB") has promulgated exhaust emission standards for off-road utility engines which cover the two- and four-cycle engine products manufactured by the Company. The Clean Air Act Amendments of 1990 require EPA approval of the CARB regulations prior to implementation. The approval from the EPA is pending. The California regulations require certain emission reductions by January 1, 1995 and additional, more stringent reductions by 1999. A portion of the Company's engine products, as presently designed and manufactured, do not meet all the 1995 CARB standards; however, engineering efforts have resulted in select engine certification to CARB requirements, and an adequate cross section of the Company's current four-cycle products will be modified to meet the 1995 requirements. The Clean Air Act Amendments of 1990 also allow other states either to adopt the California regulations after EPA approval or a federal standard which the EPA is formulating. The EPA continues its emissions studies but, as yet, has not promulgated regulations containing standards; the Company anticipates public hearings (in advance of proposed federal Phase I standards) during the second quarter of 1994. The Company is also participating through appropriate trade associations, in the negotiated regulation process currently being conducted to develop a federal Phase II exhaust emission standard. Continuing design and other efforts will be expended to meet the emission standards; however, it is not currently possible to determine the cost thereof nor the impact on future operating results or competitive position of the Company.

PUMP PRODUCTS

     The Company manufactures and sells small submersible pumps and related products through its subsidiary, Little Giant Pump Company ("Little Giant"). Little Giant's pumps are used in a broad range of commercial, industrial, and consumer products, including parts washers, machine tools, evaporative coolers, sump pumps, swimming pool equipment, statuary, fountains and water gardening.

     Little Giant's products are sold throughout the United States, Canada, Europe, and the Middle East, to OEMs and distributors and to retailers directly. Marketing is carried out both through Little Giant's own sales staff and also through manufacturer's representatives.

     The Company's other pump subsidiary, MP Pumps Inc. ("MP Pumps"), manufactures and sells a variety of heavy duty centrifugal pumps ranging in capacity from 15 to 300 gallons per minute, that are used in the construction, mining, agricultural, marine and transportation industries.

     MP Pumps sells both to OEMs, which incorporate its pumps into their end products, and through an extensive network of distributors located throughout the United States, which sell to end-users. A limited number of pumps are also sold to departments and agencies of the U.S. government. Most of MP Pumps' products are sold in the United States. MP Pumps markets its products through its own sales staff.

     The Company markets its pump products globally under the "Little Giant," "Jaeger" and "MP Pumps" brand names.

     The pump industry is highly fragmented, with many relatively small producers competing for sales. Little Giant has been particularly successful in competing in this industry by targeting specific market niches where opportunities exist and then designing and marketing corresponding products. Though still a relatively small portion of the Company as a whole, during the last five years the pump business has been its fastest growing business, with sales increasing from $48.5 million in 1989 to $77.9 million in 1993.

BACKLOG AND SEASONAL VARIATIONS

     Most of the Company's production is against short-term purchase orders, and backlog is not significant to its business.

     Both Compressor Products and Engine and Power Train Products are subject to some seasonal variation. Generally, the Company's sales and operating profit are stronger in the first two quarters of the year than in the last two quarters.

PATENTS, LICENSES AND TRADEMARKS

     The Company owns a substantial number of patents, licenses and trademarks and deems them to be important to certain of its lines of business; however, the success of the Company's overall business is not considered primarily dependent on them. The Company owns and uses in the conduct of its business a variety of registered trademarks, the most familiar of which is the trademark consisting of the word "Tecumseh" in combination with a Native American Indian head symbol.

RESEARCH AND DEVELOPMENT

     The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company expended approximately $24.9 million, $27.0 million and $25.1 million during 1993, 1992 and 1991 on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

ENVIRONMENTAL LEGISLATION

     The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. It is also the subject of an EPA administrative proceeding relating to its Somerset, Kentucky facility. The Company is also participating with the EPA and various state agencies in investigating possible remedial action that may be necessary at other sites. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on pages 14 to 15 and "Note 9" on page 23 in the Company's Annual Report to Shareholders for the year ended December 31, 1993 for a discussion of the impact of these matters on the Company's financial condition and results of operations. Also see Item 3. Legal Proceedings.

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

     The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 1993, 1992 and 1991 appear at page 12 of The Company's Annual Report to Shareholders for the year ended December 31, 1993 and are incorporated herein by reference.

EMPLOYEES

     On December 31, 1993 the Company employed approximately 12,600 persons, 40% of which were employed in foreign locations. Approximately 3,400 of the U.S. employees were represented by labor unions, with no more than approximately 1,300 persons represented by the same union. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation; during 1993, the maximum number of persons employed at one time was approximately 12,800, and the minimum was 11,900.

     The Company believes it has a good relationship with its employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company.

                                                                           PERIOD OF SERVICE
     NAME AND AGE                     OFFICE OR POSITION HELD                AS AN OFFICER
     ------------              ----------------------------------------    -----------------
     Kenneth G. Herrick, 72    Chairman of the Board of Directors (1)         Since 1966
     Todd W. Herrick, 51       President and Chief Executive Officer (2)      Since 1974
     John H. Foss, 51          Vice President, Treasurer, and Chief           Since 1979
                                Financial Officer
     Harry L. Hans, 60         Group Vice President - Engine and Power        Since 1979
                                Train Components (3)

(1) Since 1986. Served as Chairman of the Board of Directors and Chief Executive Officer from 1970 to 1986. Kenneth G. Herrick is the father of Todd W. Herrick.

(2) Since 1986. Served as Vice President from 1974 until 1984; as Executive Vice President and Assistant to the President from January, 1984 until June, 1984; and as President and Chief Operating Officer from June,
     1984 until 1986.

(3)  Since 1986.  Served as Executive Vice President from 1979 until 1986.

                              ITEM 2.  PROPERTIES

The Company's headquarters are located in Tecumseh Michigan, approximately 50 miles southwest of Detroit. At December 31, 1993 the Company had 28 principal properties worldwide occupying approximately 5.9 million square feet with the majority, approximately 5.6 million square feet devoted to manufacturing. Ten facilities with approximately 2.1 million square feet were located in four countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's three principal business segments.



                                            Approximate Floor
         Industry Segment                  Area in Square Feet
         ----------------                  -------------------
         Compressor Products                     4,004,000
         Engine and Power Train Products         1,643,000
         Pump Products and Other                   234,000

     Three domestic facilities, including land, building and certain machinery and equipment were financed and leased through industrial revenue bonds, all of which are owned or have been repaid by the Company. All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.

                           ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named by the U.S. EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. This matter is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1993, both of which are incorporated herein by reference. As pointed out in the said Note 9, the ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

     In 1993, the Company and the EPA signed a Consent Agreement and Consent Order ("CACO") to resolve certain alleged violations of the federal Resource Conservation and Recovery Act at the Company's Somerset, Kentucky plant. Under the terms of the CACO, the Company has paid a civil penalty of $94,990, has installed certain equipment and will undertake certain investigations. Following the completion of the investigations, the Company could also be obliged to implement certain other remedial measures. Although management expects the total expenditures to be made in complying with the CACO to exceed $100,000, it does not believe the total will be material to its consolidated financial condition.

     In addition to the matters discussed in the two preceding paragraphs, the Company is currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent, if any, of any remedial action which may be required of the Company with regard to such other sites.


     Various lawsuits and claims, including those involving ordinary routine litigation incidental to its business, to which the Company is a party, are pending, or have been asserted, against the Company. Although the outcome of the various lawsuits and claims asserted or pending against the Company or its subsidiaries, including those discussed in the immediately preceding paragraph, cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, its management has no reason to believe that their ultimate disposition will have a materially adverse effect on the future consolidated financial position or income from continuing operations of the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1993 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

          ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

     The information under the caption "Financial Summary" and "Information Concerning Equity Securities" on pages 1 and 27, respectively, of the Company's Annual Report to Shareholders for year ended December 31, 1993 is incorporated herein by reference. As of March 11 1994, there were 1,065 holders of record of the Company's Class A common stock and 1,044 holders of the Class B common stock.

                        ITEM 6.  SELECTED FINANCIAL DATA

     The information under the caption "Selected Financial Data" on page 26 of the Company's Annual Report to Shareholders for the year ended December 31, 1993 is incorporated herein by reference.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13, 14, and 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1993 is incorporated herein by reference.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages 16 to 27, inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 1993 is incorporated herein by reference. See Item 14 on page 18 of this report for financial statement schedules.

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information pertaining to directors under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders is incorporated herein by reference.
Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report.

                        ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation," "Executive Compensation Committee Report," "Shareholder Return Performance Presentation," Compensation Committee Interlocks and Insider Participation" and in the last paragraph of the caption "Election of Directors - Directors' Meetings and Committees" in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders is incorporated herein by reference.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The information under the captions "Principal Shareholders" and "Election of Directors - Ownership by Management of Equity Securities" in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) The following described financial statements, notes and report on pages 16 through 25 of the Company's Annual Report to Shareholders for the year ended December 31, 1993:

              . Report of Independent Accountants

              . Consolidated Balance Sheets as of December 31, 1993 and 1992

              . Statements of Consolidated Income for the years ended December 31, 1993, 1992 and 1991

              . Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991

              . Statements of Consolidated Cash Flows for the years ended December 31, 1993, 1992 and 1991

              . Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:

     Schedule                                          Form 10-K
     Number   Description                            Page Reference
     ------   -----------                            --------------
        V     Property, Plant and Equipment                 22

       VI     Accumulated Depreciation                      23

     VIII     Valuation and Qualifying Accounts             24

       IX     Short-term Borrowings                         25

        X     Supplementary Income Statement Information    26

     Schedules other than those listed above are omitted because they are either not applicable or are not required.

     (3)  Exhibits:

      Exhibit
      Number                        Description
      ------                        -----------
     (2)       -(not applicable)

     (3)(a) -The Company's Restated Articles of Incorporation as in effect prior to April 22, 1992 (filed as Exhibit (3) to Annual Report on Form 10-K for the year ended December 31, 1991 (Commission
               File no. 0-452) and incorporated herein by reference)

     (3)(b)    -Certificate of Amendment to the Company's Restated Articles of
               Incorporation adopted April 22, 1992 (filed as Exhibit B-5 to
               Form 8 Amendment No. 1 dated April 22, 1992 to Form 10
               Registration Statement dated April 24, 1965 (Commission File No.
               0-452) and incorporated herein by reference)

     (3)(c)    -Company's Amended and Restated Bylaws as amended through
               February 23, 1994

     (4) -[Note: No instruments defining the rights of holders of long-term debt are being filed because no such instrument authorizes a total amount of securities which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.]

     (9)       -(not applicable)

     (10)(a)   -Amended and Restated Class B Rights Agreement (filed as
               Exhibit 4 to Form 8 Amendment No. 1 dated April 22, 1992 to
               Form 8-A registering Common Stock Purchase Rights dated January
               23, 1991 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(b)   Amendment No. 1 to Amended and Restated Class B Rights Agreement
               (filed as Exhibit 4 to Form 8 Amendment No. 2 dated October 2,
               1992 to Form 8-A registering Common Stock Purchase Rights dated
               January 23, 1991 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(c)   -Amendment No. 2 to Amended and Restated Class B Rights
               Agreement (filed as Exhibit 4 to Form 8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A registering Common Stock
               Purchase Rights dated January 23, 1991 (Commission File
               No. 0-452) and incorporated herein by reference)

      (3)     Exhibits (continued):

     (10)(d) -Class A Rights Agreement (filed as Exhibit 4 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22,
               1992 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(e)   -Amendment No. 1 to Class A Rights Agreement (filed as Exhibit
               4 to Form 8 Amendment No. 1 dated October 2, 1992 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22,
               1992 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(f)   -Amendment no. 2 to Class A Rights Agreement (filed as Exhibit
               4 to Form 8-A/A Amendment No. 2 dated June 22, 1993 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22,
               1992 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(g) -Exchange Agreement dated January 11, 1993 among the Company, certain directors and shareholders of the Company, and others
               (filed as Exhibit (10)(e) to Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(h) -Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (filed as Exhibit (10)(f) to Annual Report on Form 10-K for the year ended December 31, 1992
               (Commission File No. 0-452) and incorporated herein by reference)

     (10)(i) -Management Incentive Plan effective January 1, 1994 (management contract or compensatory plan or arrangement)

     (10)(j) -Underwriting Agreement (U.S.) dated September 23, 1993 (filed as Exhibit (10)(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(k)   -Underwriting Agreement (International) dated September 23, 1993
               (filed as Exhibit (10)(b) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(l)   -Indemnity and Contribution Agreement dated September 23, 1993
               (filed as Exhibit (10)(c) to Quarterly Report on Form 10-Q for the quarter ended

               September 30, 1993 (Commission File No. 0-452) and incorporated herein by reference)
     (3)    Exhibits (continued):

     (11)      -(not applicable)

     (12)      -(not applicable)

     (13)      -Portions of Tecumseh Products Company Annual Report to
               Shareholders for the year ended December 31, 1993, incorporated by reference herein

     (16)      -(not applicable)

     (18)      -(not applicable)

     (21)      -Subsidiaries of the Company

     (22)      -(not applicable)

     (23)      -Independent Auditors' Consent

     (24)      -(not applicable)

     (27)      -(not applicable)

     (28)      -(not applicable)

     (99)      -(not applicable)

(b) No Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                  SCHEDULE V. PROPERTY, PLANT AND EQUIPMENT

             for the years ended December 31, 1993, 1992 and 1991
                            (Dollars in Millions)


Caption>

       Column A                          Column B       Column C      Column D      Column E      Column F
       --------                          --------       --------      --------      --------      --------
                                                                                     Other
                                         Balance At                                 Changes
                                         Beginning      Additions                     Add        Balance at
       Description                       of Period       at Cost      Retirements   (Deduct)   End of Period
       -----------                       -------------------------------------------------------------------
1993:
Land and land improvements                $   8.3        $    0.4      ($ 1.0)       ($0.2)     $   7.5
Buildings and building improvements         103.8             6.6        (0.9)        (3.2)       106.3
Machinery and equipment                     524.4            46.0       (18.7)       (13.0)       539.7
                                          -------        --------      ------       ------      -------
            TOTAL                         $ 637.5        $   53.0      ($20.7)      ($16.4)     $ 653.5
                                          -------        --------      ------       ------      -------
                                          -------        --------      ------       ------      -------

1992:
Land and land improvements                $   8.1        $    0.4      $    -        ($0.2)     $   8.3
Buildings and building improvements         109.3             0.6        (1.4)        (4.7)       103.8
Machinery and equipment                     500.3            57.1       (20.1)       (11.9)       524.4
                                          -------        --------      ------       ------      -------
            TOTAL                         $ 617.7        $   58.1      ($21.5)      ($16.8)     $ 637.5
                                          -------        --------      ------       ------      -------
                                          -------        --------      ------       ------      -------

1991:
Land and land improvements                $   8.0        $    0.5       ($0.4)      $    -      $   8.1
Buildings and building improvements         103.8            11.9        (5.9)        (0.5)       109.3
Machinery and equipment                     476.4            76.2       (49.2)        (3.1)       500.3
                                          -------        --------      ------       ------      -------
            TOTAL                         $ 588.2        $   88.6      ($55.5)       ($3.6)     $ 617.7
                                          -------        --------      ------       ------      -------
                                          -------        --------      ------       ------      -------


     Notes:
        (A) Column D includes normal sales and retirements of assets. Retirements in 1991 include $21.8 million from the sales of assets of Ilo Motorenwerk, GmbH, along with the sale of contract machining business in Tecumseh, Michigan. Retirements also include $15.8, $13.1, and $23.1 million write - off of fully depreciated assets for 1993, 1992 and 1991, respectively.

        (B) Column E represents the amount of adjustments resulting from translating foreign currency to U.S. dollars pursuant to FASB Statement No. 52

        (C) Except for the certain highly automated and specialized machinery which is depreciated using the units of production method, depreciation is determined on the straight line method generally as follows:

                        YEARS                                    YEARS
                        -----                                    -----
Land improvements        7-33          Factory equipment          3-10
Buildings               20-50          Transportation equipment   4-5
Building improvements    5-40          Office equipment           3-10
Machinery                3-13          Tooling                    1-5


                                      22



                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

             SCHEDULE VI. ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

             for the years ended December 31, 1993, 1992 and 1991
                             (Dollars in Millions)



       Column A                          Column B       Column C      Column D      Column E      Column F
       --------                          --------       --------      --------      --------      --------
                                                        Additions                    Other
                                         Balance At     Charged to                  Changes
                                         Beginning      Costs and                     Add        Balance at
       Description                       of Period       Expenses    Retirements   (Deduct)   End of Period
       -----------                       -------------------------------------------------------------------
1993:
Land and land improvements                $   2.2        $   0.2       ($0.8)        ($0.1)     $   1.5
Buildings and building improvements          39.8            4.3        (0.8)         (1.5)        41.8
Machinery and equipment                     272.6           46.3       (18.8)        (10.3)       289.8
                                          -------        -------      ------        ------      -------
           TOTAL                          $ 314.6        $  50.8      ($20.4)       ($11.9)     $ 333.1
                                          -------        -------      ------        ------      -------
                                          -------        -------      ------        ------      -------

1992:
Land and land improvements                $   1.9        $   0.4      $    -         ($0.1)     $   2.2
Buildings and building improvements          37.1            4.5        (1.2)         (0.6)        39.8
Machinery and equipment                     254.4           46.8       (20.0)         (8.6)       272.6
                                          -------        -------      ------        ------      -------
           TOTAL                          $ 293.4        $  51.7      ($21.2)        ($9.3)     $ 314.6
                                          -------        -------      ------        ------      -------
                                          -------        -------      ------        ------      -------

1991:
Land and land improvements                $   1.9        $   0.2      ($0.2)        $    -      $   1.9
Buildings and building improvements          36.7            4.2       (3.8)             -         37.1
Machinery and equipment                     244.7           52.6      (40.4)          (2.5)       254.4
                                          -------        -------      ------        ------      -------
           TOTAL                          $ 283.3        $  57.0     ($44.4)         ($2.5)     $ 293.4
                                          -------        -------      ------        ------      -------
                                          -------        -------      ------        ------      -------


     Notes:

        (A) Column C for 1991 includes $9.0 million from the write-down of certain long-term assets.

        (B) Column D represents accumulated depreciation on normal sales and retirements of assets. Retirements in 1991 include $12.7 million from the sales of assets of Ilo Motorenwerk, GmbH, along with the sale of contract machining business in Tecumseh, Michigan. Retiremenets also include $15.8, $13.1, and $23.1 million write-off of fully depreciated assets for 1993, 1992 and 1991, respectively.

        (C) Column E represents the amount of adjustments resulting from translating foreign currency to U.S. dollars pursuant to FASB Statement No. 52.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

               SCHEDULE VIII, VALUATION AND QUALIFYING ACCOUNTS

             for the years ended December 31, 1993, 1992 and 1991
                             (Dollars in Millions)


       Column A                          Column B                 Column C         Column D      Column E
       --------                          --------       -------------------------  --------      --------
                                                                Additions
                                                        -------------------------
                                         Balance at     Charged to    Charged to  Additions
                                         Beginning      Costs and       Other       and          Balance at
       Description                       of Period       Expenses     Accounts  (Deductions)    End of Period
       -----------                       -------------------------------------------------------------------

Allowance for doubtful accounts,
  deducted from accounts receivable
  in the balance sheet:                                                                 (A)
                                                                                      ------
           1993                           $4.4           $1.7                         ($0.8)       $5.3
                                          ----           ----                         -----        ----
                                          ----           ----                         -----        ----

           1992                           $4.5           $0.8                         ($0.9)       $4.4
                                          ----           ----                         -----        ----
                                          ----           ----                         -----        ----

           1991                           $4.0           $1.0                         ($0.5)       $4.5
                                          ----           ----                         -----        ----
                                          ----           ----                         -----        ----
Product warranty valuation allowance:                                                   (B)

           1993                           $26.2          $24.5                        ($20.2)      $30.5
                                          -----          -----                        -------      -----
                                          -----          -----                        -------      -----

           1992                           $24.1          $21.4                        ($19.3)      $26.2
                                          -----          -----                        -------      -----
                                          -----          -----                        -------      -----

           1991                           $21.4          $21.1                        ($18.4)      $24.1
                                         -----          -----                        -------      -----
                                          -----          -----                        -------      -----
Self-insured risks valuation allowance:                                                 (B)

           1993                           $26.8          $11.3                        ($10.5       $27.6
                                          -----          -----                        -------      -----
                                          -----          -----                        -------      -----

           1992                           $21.6          $16.0                        (10.8)       $26.8
                                          -----          -----                        -------      -----
                                          -----          -----                        -------      -----

           1991                           $20.4          $11.2                        ($10.0)      $21.6
                                          -----          -----                        -------      -----
                                          -----          -----                        -------      -----


Notes:

(A) Represents the total of accounts charged against the allowance for doubtful accounts and adjustments from the translation of foreign currency.

(B) Represents the total of payments made during the year and adjustments from the translation of foreign currency.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                      SCHEDULE IX. SHORT-TERM BORROWINGS

             for the years ended December 31, 1993, 1992 and 1991
                             (Dollars in Millions)


       Column A                          Column B        Column C        Column D       Column E       Column F
       --------                          --------        --------        --------       --------       --------
                                                                          Maximum        Average      Weighted
                                                          Weighted         Amount        Amount        Average
                                          Balance         Average         Outstanding    Outstanding  Interest Rate
                                          At End          Interest        During the    During the     During the
       Description                       of Period         Rate            Period        Period         Period
       -----------                       ------------------------------------------------------------------------
Notes payable to banks:                    (A)                                            (B)         (C)

                  1993                    $10.5          5.5%             $20.2         $14.1            5.7%
                                          -----          ---              -----         -----            ---
                                          -----          ---              -----         -----            ---

                  1992                    $19.8          6.2%             $28.4         $20.4            5.7%
                                          -----          ---              -----         -----            ---
                                          -----          ---              -----         -----            ---

                  1991                    $21.1          6.4%             $33.1         $21.0            7.9%
                                          -----          ---              -----         -----            ---
                                          -----          ---              -----         -----            ---


Notes:

(A) Notes payable to banks represent borrowings under revolving agreements.

(B) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principle balances by 12.

(C) The weighted average interest rate was computed by dividing the actual interest expense by average short-term debt outstanding.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

            SCHEDULE X. SUPPLEMENTARY INCOME STATEMENT INFORMATION

             for the years ended December 31, 1993, 1992 and 1991
                             (Dollars in Millions)

       Column A                                     Column B
       --------                                     --------

                                                    Charged to
                                                     Costs and
         Item                                        Expenses
- ------------------------                           -------------

Maintenance and repairs

          1993                                           $37.9
                                                         -----
                                                         -----

          1992                                           $38.6
                                                         -----
                                                         -----

          1991                                           $33.6
                                                         -----
                                                         -----


Note:
Amounts for depreciation and amortization of intangible assets, taxes other than payroll and income taxes, royalties and advertising costs have been omitted as the amounts are less than one percent of total sales and revenues.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TECUMSEH PRODUCTS COMPANY



                                            By /s/ TODD W. HERRICK
                                              --------------------------------
                                                   Todd W. Herrick
                                                   President and Chief Executive
                                                   Officer

Dated:    March 23, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                              Date
    Signature                    Office                    of signing
    ---------                   -------                    ----------
                               Chairman of the           March 23, 1994
___________________________    Board of Directors
Kenneth G. Herrick


/s/ TODD W. HERRICK            President, Chief          March 23, 1994
___________________________    Executive Officer
Todd W. Herrick                (Principal Executive
                               Officer) and Director


/s/ PETER M. BANKS             Director                  March 23, 1994
___________________________
Peter M. Banks


/s/ JON E. BARFIELD            Director                  March 23, 1994
___________________________
Jon E. Barfield


/s/ JOHN H. FOSS               Vice President,           March 23, 1994
___________________________    Treasurer and Chief
John H. Foss                   Financial Officer
                               (Principal Accounting
                               and Principal Financial
                               Officer) and Director


/s/ J. RUSSELL FOWLER          Director                  March 23, 1994
___________________________
J. Russell Fowler


/s/ JOHN W. GELDER             Director                  March 23, 1994
___________________________
John W. Gelder


/s/ STEPHEN L. HICKMAN         Director                  March 23, 1994
___________________________
Stephen L. Hickman


/s/ EDWARD C. LEVY JR.         Director                  March 23, 1994
___________________________
Edward C. Levy Jr.


/s/ DEAN E. RICHARDSON         Director                  March 23, 1994
___________________________
Dean E. Richardson


/s/ FREDERICK W. SCHWIER       Director                  March 23, 1994
___________________________
Frederick W. Schwier

                                 EXHIBIT INDEX


Exhibit
Number
- ------
 (3)(c)   -The Company's Amended and Restated Bylaws as amended
           through February 23, 1994

 (10)(i)  -Management Incentive Plan effective January 1, 1994
           (management contract or compensatory plan or arrangement)

 (13) -Portions of The Company's Annual Report to Shareholders for the year ended December 31, 1993, incorporated by reference herein

 (21)     -Subsidiaries of the Company

 (23)     -Independent Auditors' Consent