Form 10-Q
period 1994-03-31
TECUMSEH PRODUCTS CO
filed 1994-05-13
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended March 31, 1994

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         For the transition period from______to______

                         COMMISSION FILE NUMBER:  0-452

                           TECUMSEH PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                        38-1093240
  (State of Incorporation)                  (IRS Employer Identification Number)

                           100 EAST PATTERSON STREET
                           TECUMSEH, MICHIGAN  49286
                    (Address of Principal Executive Offices)

                       Telephone Number:  (517) 423-8411


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class of Stock                               Outstanding at April 30, 1994
 ----------------------------------------------              -----------------------------

         Class B Common Stock, $1.00 par value                          5,470,146
         Class A Common Stock, $1.00 par value                         16,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                     PART I. FINANCIAL INFORMATION - Item 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)
                             (Dollars in millions)

                                                                   March 31,         December 31
                                                                     1994               1993
                                                                  -----------        -----------

Assets
CURRENT ASSETS:
   Cash and cash equivalents                                         $294.1            $313.2
   Accounts receivable, trade, less allowance for doubtful
      accounts of $5.5 million in 1994 and $5.3 million in 1993       229.8             158.0
   Inventories                                                        177.1             174.9
   Deferred income taxes                                               27.0              30.1
   Other current assets                                                 6.4               7.3
                                                                  -----------        -----------
           TOTAL CURRENT ASSETS                                       734.4             683.5

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $350.6 million in 1994
  and $333.1 million in 1993                                          340.7             320.4

EXCESS OF COST OVER ACQUIRED NET ASSETS                                56.2              54.5

DEFERRED INCOME TAXES                                                  30.8              29.0

OTHER ASSETS                                                           46.2              45.3
                                                                  -----------        -----------
           TOTAL ASSETS                                            $1,208.3          $1,132.7
                                                                  -----------        -----------
                                                                  -----------        -----------

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
   Accounts payable, trade                                           $110.1             $88.1
   Income taxes payable                                                21.7               9.9
   Short-term borrowings                                               13.7              14.0
   Accrued liabilities                                                107.2              97.9
                                                                  -----------        -----------
           TOTAL CURRENT LIABILITIES                                  252.7             209.9

PRODUCT WARRANTY AND SELF-INSURED RISKS                                26.3              26.3

LONG-TERM DEBT                                                         11.5              11.2

PENSION LIABILITIES                                                    12.4              11.8

NON-PENSION POSTRETIREMENT BENEFITS                                   164.5             161.3

ACCRUAL FOR ENVIRONMENTAL MATTERS                                      25.3              25.4
                                                                  -----------        -----------
           TOTAL LIABILITIES                                          492.7             445.9
                                                                  -----------        -----------

STOCKHOLDERS' EQUITY:
   Class A common stock, $1 par value; authorized 25,000,000
      shares; issued and outstanding 16,410,438 shares                 16.4              16.4
   Class B common stock, $1 par value; authorized 25,000,000
      shares; issued and outstanding 5,470,146 shares                   5.5               5.5
   Capital in excess of par value                                      29.9              29.9
   Retained earnings                                                  657.8             633.2
   Foreign currency translation adjustment                              6.0               1.8
                                                                  -----------        -----------
           TOTAL STOCKHOLDERS' EQUITY                                 715.6             686.8
                                                                  -----------        -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $1,208.3          $1,132.7
                                                                  -----------        -----------
                                                                  -----------        -----------

        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                     PART I. FINANCIAL INFORMATION - Item 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)
                 (Dollars in millions except per share amounts)



                                                 Three  Months Ended
                                                      March 31,
                                              -------------------------
                                                 1994           1993
                                                 ----           ----

INCOME:
  Net sales                                      $386.4         $341.6
  Interest income                                   5.9            4.0
  Other income                                      1.5            0.5
                                              ---------      ---------
                                                  393.8          346.1
                                              ---------      ---------

EXPENSES:
  Cost of sales and operating expenses            323.6          294.9
  Selling and administrative expenses              21.0           19.8
  Interest expense                                  1.2            0.8
  Other expenses                                    1.7            1.4
                                              ---------      ---------
                                                  347.5          316.9
                                              ---------      ---------

    INCOME BEFORE TAXES                            46.3           29.2


Taxes on income                                    17.3           11.3
                                              ---------      ---------


    NET INCOME                                    $29.0          $17.9
                                              ---------      ---------
                                              ---------      ---------


    NET INCOME PER SHARE                          $1.32          $0.82
                                              ---------      ---------
                                              ---------      ---------

    CASH DIVIDENDS DECLARED PER SHARE             $0.20          $0.20
                                              ---------      ---------
                                              ---------      ---------





        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                     PART I. FINANCIAL INFORMATION - Item 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)
                             (Dollars in millions)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                            -------------------------
                                                                                               1994           1993
                                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  $29.0          $17.9
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                                              13.9           13.6
    Accounts receivable                                                                       (69.2)         (50.3)
    Inventories                                                                                (1.2)           2.9
    Payables and accrued expenses                                                              39.7           23.0
    Other                                                                                       2.5           (0.3)
                                                                                            --------        -------
      CASH PROVIDED BY OPERATIONS                                                              14.7            6.8
                                                                                            --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                        (31.8)         (15.9)
                                                                                            --------        -------
      CASH USED IN INVESTING ACTIVITIES                                                       (31.8)         (15.9)
                                                                                            --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                               (4.4)          (4.4)
  Decrease in borrowings, net                                                                  (1.3)          (0.4)
                                                                                            --------        -------
      CASH USED IN FINANCING ACTIVITIES                                                        (5.7)          (4.8)
                                                                                            --------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         3.7            0.7
                                                                                            --------        -------
    DECREASE IN CASH AND CASH EQUIVALENTS                                                     (19.1)         (13.2)

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                                       313.2          263.6
                                                                                            --------        -------
    END OF PERIOD                                                                            $294.1         $250.4
                                                                                            --------        -------
                                                                                            --------        -------





        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                    PART I.  FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1993. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

         The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Moore, Smith & Dale, the Company's independent certified public accountants, as described in their report contained elsewhere herein.

2.       Inventories consisted of:

         (Dollars in Millions)                      March 31,  December 31,
                                                      1994        1993
                                                   ----------  -----------
         Raw material and work in process          $ 108.3        $107.2
         Finished goods                               57.2          56.2
         Supplies                                     11.6          11.5
                                                     -----         -----
                                                    $177.1        $174.9
                                                     -----         -----
                                                     -----         -----

3. Stockholders of record on June 8, 1993 received one share of Class A common stock for each share of Class A or Class B common stock in the form of a stock dividend paid on June 30, 1993. Accordingly, all stock accounts and per share amounts shown in the accompanying financial statements have been adjusted to give effect to the stock dividend. On April 27, 1994 the authorized number of shares of common stock increased to 100,000,000 shares consisting of 75,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock. See Changes in Securities in Part II. Item 2 of this report.

4.       The Company has been named by the U.S. Environmental Protection Agency
         (EPA) as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At March 31, 1994, the Company had an accrual of $25.9 million for the estimated costs associated with the cleanup of certain PCB contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including engineering samples taken in the Sheboygan River, and assumptions as to the areas that will have to be remediated along with the nature and extent of the remediation that will be required. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the Upper River, and only natural armoring and bioremediation in the Lower River and Harbor. The Company has been informed by the EPA that it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor site by the end of 1994, but the ultimate resolution of the matter may take much longer. Ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

         In addition to the Sheboygan River and Harbor Superfund Site, the Company also is currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. Based on limited preliminary data and other information currently available, the Company has no reason to believe that the level of expenditures for potential remedial action necessary at these other sites will have a material effect on its future financial position.

5. Various lawsuits and claims, including those involving ordinary routine litigation incidental to its business, to which the Company is a party, are pending, or have been asserted, against the Company. Although the outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a materially adverse effect on the consolidated financial position or income from continuing operations of the Company.

6. Certain amounts previously reported have been reclassified to conform with the current presentation.

May 9, 1994



                        INDEPENDENT ACCOUNTANTS' REPORT



Tecumseh Products Company
Tecumseh, Michigan


       We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and subsidiaries as of March 31, 1994 and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

       We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



                                                    \s\ MOORE, SMITH, & DALE
                                                    ----------------------------
                                                    CERTIFIED PUBLIC ACCOUNTANTS
Southfield, Michigan

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                   PART I.   FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Consolidated earnings of $29.0 million, or $1.32 per share, for the first quarter of 1994 were higher than any quarter in Company history. First quarter sales of $386.4 million were 13% higher than sales for the same period in 1993. The favorable operating results were due primarily to very strong sales of the Company's Engine and Power Train Products, both in North America and in Europe.

The following table presents results by business segments:


(Dollars in millions)                           Three Months Ended
                                                     March 31,
                                             -------------------------
                                               1994           1993
- - ----------------------------------------------------------------------
- - ----------------------------------------------------------------------
NET SALES:
    Compressor Products                        $219.4         $210.5

    Engine and Power Train Products             137.7          106.7

    Pump Products                                29.3           24.4
- - ----------------------------------------------------------------------
                                               $386.4         $341.6
- - ----------------------------------------------------------------------
- - ----------------------------------------------------------------------
INCOME BEFORE INCOME TAX:

    Compressor Products                        $ 21.4         $ 18.3

    Engine and Power Train Products              18.8            7.2

    Pump Products                                 5.1            4.0

    Corporate Expenses                           (2.6)          (2.0)

    Non-operating Items                           3.6            1.7
- - ----------------------------------------------------------------------
                                               $ 46.3         $ 29.2
- - ----------------------------------------------------------------------
- - ----------------------------------------------------------------------

Compressor Products
- - -------------------
The Company's worldwide Compressor Products sales for the first quarter of 1994 were $219.4 million and were 4% higher than the same period in 1993. This gain was due to higher sales in North and South America, offset to a considerable extent by lower sales in Europe and certain markets in Asia.

The Company's Brazilian subsidiary, SICOM Ltda. ("SICOM"), has taken advantage of the growth opportunities in Brazil and other countries in South America, and improved sales by 33% in 1994 compared to the first quarter of 1993. Demand for consumer durables remains strong in Brazil, despite uncertainties relating to the implementation of a new economic program and a presidential election later this year. Inflation continues at 40% per month as of April 1994, and it is too early to gauge whether the new economic program will effectively stabilize the economy. SICOM accounted for 9% of consolidated net sales for the first quarter of 1994 (compared to 8% in the first quarter of 1993) and 22% of consolidated net income in the first quarter of 1994 and 1993.

Sales of the Company's compressors in the United States in the first quarter of 1994 increased by 19% compared to the same period in 1993. A significant portion of this increase occurred in the commercial refrigeration market, where the Company has gained business with its offering of compressors and condensing units that utilize R-134a, a non-CFC refrigerant. Additionally, Tecumseh sales of room air conditioning compressors improved as the industry began to replenish inventories depleted by last summer's hot weather in key regions of the United States. Such a favorable sales comparison is unlikely to continue for the balance of 1994 as gains in the commercial refrigeration and room air conditioning markets are expected to be offset by reductions in the unitary air conditioning market, as a result of the industry trend toward the use of scroll compressors rather than reciprocating compressors. The Company is not currently producing scroll compressors in commercial quantities, but is expanding its manufacturing facilities in Tecumseh and expects to be in limited production of scroll compressors by the end of 1994.

The Company's exports of U.S. compressors in the first quarter of 1994 were 17% below the year earlier period, primarily due to a decrease in sales to China, which has been affected by limited availability of foreign exchange and high rotary compressor inventories. Sales for Tecumseh's European compressor operations, L'Unite Hermetique S.A., were down 11% in the first quarter of 1994. However, the aggressive cost- cutting plan implemented in 1993 enabled L'Unite Hermetique to generate a small operating profit in 1994 after incurring losses in 1993.

Engine and Power Train Products
- - -------------------------------
Worldwide Engine and Power Train Products sales were $137.7 million in the first quarter of 1994, a 29% increase over the same period in 1993. These gains were primarily due to improvement in shipments of engines for walk-behind lawn mowers and outdoor chore products such as tillers. The outdoor power equipment industry predicts a 4-5% increase in equipment sales for the current season but sales of engines to the OEMs have been running at a much higher rate thus far. The Company's sales of engines in Europe by its Italian subsidiary have also been strong, particularly to Italian OEMs which have benefited from the depreciation of the lira over the past eighteen months.

The operating profit margins in this segment improved from 6.7% for the first quarter of 1993 to 13.7% for 1994, due principally to the favorable effect of the significantly higher sales volume of the Company's U.S. and Italian engine operations. Additionally, the Company's 1993 results were affected by start-up costs after the transfer of power train manufacturing to its facility in Salem, Indiana.

Pump Products
- - -------------
The Company's Pump Products sales for the first quarter of 1994 were 20% higher than the same period in 1993. Sump pump sales were strong due to the flooding on the east coast and the Company increased sales of water gardening pump products aimed at the consumer marketplace.

Interest Income
- - ---------------
Interest income for the first quarter of 1994 was up from the same period in 1993 due primarily to SICOM's higher financial income as a result of higher real interest rates. Real interest rates in Brazil were lowered late in 1992 and early 1993 in an attempt to boost consumer spending. In late 1993 and early 1994, the Brazilian Central Bank has increased interest rates to avoid capital outflow and allow for a smooth conversion to a new currency.

Income Taxes
- - ------------
The effective income tax rate was 37% for the first quarter of 1994 as compared to 39% for the first quarter of 1993. The decrease was primarily due to the Italian subsidiary's improved profitability in the first quarter of 1994 which allowed it to take greater advantage of net operating loss carryforwards to offset taxable earnings.

LIQUIDITY, CAPITAL RESOURCES
The Company continued to maintain a strong and liquid financial position. Working capital of $481.7 million at March 31, 1994 was up from $473.6 million at December 31, 1993, and the ratio of current assets to current liabilities exceeded 2.9. The Company expects that capital spending for 1994 will be over three times higher than the previous year as it funds a scroll compressor manufacturing facility along with the purchase (and retooling) of rotary compressor manufacturing equipment. Working capital requirements and planned capital expenditures for 1994 and early 1995 are expected to be financed primarily through internally available funds, although the Company may utilize long-term financing arrangements in connection with various state investment incentives.

On May 4, 1994 the Environmental Protection Agency (EPA) announced the first phase of proposed federal standards designed to reduce the emission of hydrocarbons and oxides of nitrogen from utility engines which include some of the two- and four-cycle engine products manufactured by the Company. The text of the proposed standards is expected to be released shortly. Public hearings are scheduled for June of 1994 and the rule is expected to be finalized in the first quarter of 1995 with nationwide imple-mentation effective August 1, 1996. The Company believes the proposed regulations will be similar to California emission standards which are scheduled to go into effect January 1, 1995. The Company's engine products, as presently designed and manufactured, do not meet the 1995 California standards; however, engineering efforts have resulted in select engine certification to California requirements, and an adequate, but limited, cross section of the Company's current four-cycle products will be modified to meet the California standards. The Company believes the nationwide implementation date of August 1, 1996 is aggressive, but continuing design and other efforts will be expended to meet these proposed 1996 emission standards. Based on the limited information currently available, the Company believes that it will be prepared to meet the 1996 federal standards as proposed with competitively priced product.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                          PART II.  OTHER INFORMATION

Item 2.       Changes in Securities
- - -------       ---------------------
       On April 27, 1994 the Company's Articles of Incorporation were amended to increase the authorized capital stock from 50,000,000 shares consisting of 25,000,000 shares of Class A Common Stock, $1 par value and 25,000,000 shares of Class B Common Stock, $1 par value to 100,000,000 shares consisting of 75,000,000 shares of Class A Common Stock and 25,000,000 shares of Class B Common Stock. The amendment was duly adopted by a majority vote of both Class A and Class B shareholders at the Annual Meeting of Shareholders of Tecumseh Products Company.

Item 6.       Exhibits and Reports on Form 8-K
- - -------       --------------------------------
(a) The exhibits to this report are listed in the Exhibits Index contained elsewhere herein.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1994.
                                   SIGNATURE
                                   ---------
       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                  TECUMSEH PRODUCTS COMPANY
                                                  -------------------------
                                                     (Registrant)



       Dated  May 13, 1994
             -------------                        By /s/John H. Foss
                                                    --------------------
                                                     John H. Foss
                                                     Vice President, Treasurer
                                                     and Chief Financial Officer

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                          PART II.  OTHER INFORMATION



                                 EXHIBITS INDEX
                                 --------------



EXHIBIT
NUMBER           DOCUMENT DESCRIPTION
- - -------          --------------------

(4)(a) Registrant's Restated Articles of Incorporation prior to adoption of amendment to reclassify its common stock ("Reclassification Amendment") and amendment to increase the number of authorized shares of common stock ("Revised Authorized Shares Amendment")

(4)(b) Certificate of Amendment to registrant's Restated Articles of Incorporation (adopted April 22, 1992) setting forth the Reclassification Amendment

(4)(c) Certificate of Amendment to registrant's Restated Articles of Incorporation (adopted April 27, 1994) setting forth the Revised Authorized Shares Amendment