Form 10-Q
period 1994-06-30
TECUMSEH PRODUCTS CO
filed 1994-08-12
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended June 30, 1994

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class of Stock                     Outstanding at July 29, 1994
  -------------------------------------            ----------------------------
  Class B Common Stock, $1.00 par value                     5,470,146
  Class A Common Stock, $1.00 par value                    16,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - Item 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)
                             (Dollars in millions)

                                                                            JUNE 30,        December 31,
                                                                              1994             1993
                                                                            --------        ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $321.1           $313.2
   Accounts receivable, trade, less allowance for doubtful
      accounts of $5.7 million in 1994 and $5.3 million in 1993               237.7            158.0
   Inventories                                                                189.5            174.9
   Deferred income taxes                                                       29.6             30.1
   Other current assets                                                         6.1              7.3
                                                                           --------         --------
           TOTAL CURRENT ASSETS                                               784.0            683.5

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $367.2 million in 1994
  and $333.1 million in 1993                                                  362.4            320.4

EXCESS OF COST OVER ACQUIRED NET ASSETS                                        57.9             54.5

DEFERRED INCOME TAXES                                                          27.7             29.0

OTHER ASSETS                                                                   49.9             45.3
                                                                           --------         --------
           TOTAL ASSETS                                                    $1,281.9         $1,132.7
                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                                   $123.9            $88.1
   Income taxes payable                                                         7.2              9.9
   Short-term borrowings                                                       27.9             14.0
   Accrued liabilities                                                        122.2             97.9
                                                                           --------         --------
           TOTAL CURRENT LIABILITIES                                          281.2            209.9

PRODUCT WARRANTY AND SELF-INSURED RISKS                                        28.7             26.3

LONG-TERM DEBT                                                                  9.9             11.2

PENSION LIABILITIES                                                            12.9             11.8

NON-PENSION POSTRETIREMENT BENEFITS                                           165.8            161.3

ACCRUAL FOR ENVIRONMENTAL MATTERS                                              31.0             25.4
                                                                           --------         --------
           TOTAL LIABILITIES                                                  529.5            445.9
                                                                           --------         --------
STOCKHOLDERS' EQUITY:
   Class A common stock, $1 par value; authorized 75,000,000
      shares; issued and outstanding 16,410,438 shares                         16.4             16.4
   Class B common stock, $1 par value; authorized 25,000,000
      shares; issued and outstanding 5,470,146 shares                           5.5              5.5
   Capital in excess of par value                                              29.9             29.9
   Retained earnings                                                          689.3            633.2
   Foreign currency translation adjustment                                     11.3              1.8
                                                                           --------         --------
           TOTAL STOCKHOLDERS' EQUITY                                         752.4            686.8
                                                                           --------         --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,281.9         $1,132.7
                                                                           ========         ========

        The accompanying notes are an integral part of these statements.
                                                                          Page 2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - Item 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)
                 (Dollars in millions except per share amounts)



                                                  Three  Months Ended           Six Months Ended
                                                       June 30,                     June 30,
                                                  -------------------          ------------------
                                                   1994          1993          1994          1993
                                                   ----          ----          ----          ----
INCOME:
   Net sales                                      $424.8        $368.6        $811.2        $710.2
   Interest income                                   5.4           4.3          11.3           8.3
   Other income                                      2.0           2.2           3.5           2.7
                                                  ------        ------        ------        ------
                                                   432.2         375.1         826.0         721.2
                                                  ------        ------        ------        ------
EXPENSES:
   Cost of sales and operating expenses            351.4         312.4         675.0         607.3
   Selling and administrative expenses              22.7          21.2          43.7          41.0
   Interest expense                                  1.7           1.1           2.9           1.9
   Other expenses                                 --               1.3           1.7           2.7
                                                  ------        ------        ------        ------
                                                   375.8         336.0         723.3         652.9
                                                  ------        ------        ------        ------

       INCOME BEFORE TAXES                          56.4          39.1         102.7          68.3

Taxes on income                                     20.5          14.8          37.8          26.1
                                                  ------        ------        ------        ------

       NET INCOME                                  $35.9         $24.3         $64.9         $42.2
                                                  ======        ======        ======        ======

       NET INCOME PER SHARE                        $1.64         $1.11         $2.96         $1.93
                                                  ======        ======        ======        ======

       CASH DIVIDENDS DECLARED
            PER SHARE                              $0.20         $0.20         $0.40         $0.40
                                                  ======        ======        ======        ======

        The accompanying notes are an integral part of these statements.
                                                                          Page 3

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - Item 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)
                             (Dollars in millions)

                                                                    Six Months Ended
                                                                         June 30,
                                                                    -----------------
                                                                     1994      1993
                                                                     ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $64.9     $42.2
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                28.6      27.3
         Accounts receivable                                         (75.3)    (50.7)
         Inventories                                                 (12.6)      1.5
         Payables and accrued expenses                                50.7      29.4
         Other                                                        12.4       0.7
                                                                    ------    ------
            CASH PROVIDED BY OPERATIONS                               68.7      50.4
                                                                    ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (67.7)    (25.4)
                                                                    ------    ------
            CASH USED IN INVESTING ACTIVITIES                        (67.7)    (25.4)
                                                                    ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                     (8.8)     (8.8)
   Increase (Decrease) in borrowings, net                             10.6      (7.2)
                                                                    ------    ------
            CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            1.8     (16.0)
                                                                    ------    ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                5.1      (1.9)
                                                                    ------    ------

          INCREASE IN CASH AND CASH EQUIVALENTS                        7.9       7.1

CASH AND CASH EQUIVALENTS:

            BEGINNING OF PERIOD                                      313.2     263.6
                                                                    ------    ------

            END OF PERIOD                                           $321.1    $270.7
                                                                    ======    ======





        The accompanying notes are an integral part of these statements.
                                                                          Page 4

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

2. Inventories consisted of:

   (Dollars in Millions)                       June 30,          December 31,
                                                1994                1993
                                              --------           -----------
   Raw material and work in process            $113.0              $107.2
   Finished goods                                64.4                56.2
   Supplies                                      12.1                11.5
                                               ------              ------
                                               $189.5              $174.9
                                               ======              ======

3. The Company has been named by the U.S. Environmental Protection Agency (EPA) as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At June 30, 1994, the Company had an accrual of $31.9 million ($26.4 million at December 31, 1993) for the estimated costs associated with the cleanup of certain PCB contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including engineering samples taken in the Sheboygan River, and assumptions as to the areas that will have to be remediated along with the nature and extent of the remediation that will be required. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the Upper River, and only natural armoring and bioremediation in the Lower River and Harbor. The increase in the accrual during 1994 reflects updated cost factors and an additional provision for recently identified ground water pollution. The provision for additional costs was substantially offset by insurance settlements received during the first half of 1994. The Company has been informed by the EPA that it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site by the end of 1994, but the ultimate resolution of the matter may take much longer. Ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

   On June 16, 1994, the Wisconsin Supreme Court, in an unrelated case, held that insurance coverage was not available for environmental cleanup costs to the extent the cleanup is done to prevent or mitigate future injury. A motion for reconsideration is pending. The Company, in establishing its accrual for environmental cleanup costs, has not provided for any potential recovery of these estimated cleanup costs.

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

4. Various lawsuits and claims, including those involving ordinary routine litigation incidental to its business, to which the Company is a party, are pending, or have been asserted, against the Company. Although the outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a materially adverse effect on the consolidated financial position of the Company.

5. Certain amounts previously reported have been reclassified to conform with the current presentation.

                                                [MOORE, SMITH & DALE LETTERHEAD]



August 10, 1994


                       INDEPENDENT ACCOUNTANTS' REPORT


Tecumseh Products Company
Tecumseh, Michigan


        We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and subsidiaries as of June 30, 1994, and the related consolidated condensed statements of income and cash flows for the three months and six months ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


                                        /s/ MOORE, SMITH & DALE
                                        _________________________________
                                            CERTIFIED PUBLIC ACCOUNTANTS

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   PART I.   FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Consolidated earnings of $35.9 million, or $1.64 per share, for the second quarter of 1994 were higher than any quarter in Company history. First half 1994 earnings of $64.9 million, or $2.96 per share, were 54% higher than those of the prior year period. Consolidated sales of $424.8 million were the highest second quarter sales in Company history and 15% higher than the same period in 1993. First half 1994 sales were up 14% compared with the first half of 1993. The favorable operating results for both the second quarter and first half of 1994 were due primarily to continued strong sales of the Company's Engine and Power Train Products.

The following table presents results by business segments:

                                                                         Three Months Ended               Six Months Ended
                   (Dollars in millions)                                      June 30,                        June 30,
                                                                      ------------------------        -----------------------
                                                                         1994           1993             1994           1993
                   ===========================================================================================================
                   NET SALES:
                      Compressor Products                             $   246.6      $   237.9        $  466.0       $  448.4

                      Engine and Power Train Products                     152.7          108.6           290.4          215.3
                      Pump Products                                        25.5           22.1            54.8           46.5
                   -----------------------------------------------------------------------------------------------------------
                                                                      $   424.8      $   368.6        $  811.2       $  710.2
                   ===========================================================================================================
                   INCOME BEFORE INCOME TAX:

                      Compressor Products                             $    27.7      $    24.4        $   49.1       $   42.7
                      Engine and Power Train Products                      22.4           11.1            41.2           18.3

                      Pump Products                                         4.1            3.8             9.2            7.8
                      Corporate Expenses                                   (2.8)          (3.0)           (5.4)          (5.0)
                      Non-operating Items                                   5.0            2.8             8.6            4.5
                   -----------------------------------------------------------------------------------------------------------
                                                                      $    56.4      $    39.1        $  102.7       $   68.3
                   ===========================================================================================================


Compressor Products
The Company's worldwide Compressor Products sales for the second quarter were $246.6 million which was 4% higher than the same period in 1993. Sales for the first half of 1994 were also up 4% compared with the first half of 1993. These gains were due primarily to stronger sales in North America and were partially offset by a continued decline in sales in certain Asian markets. Sales of the Company's compressors in the United States in the second quarter of 1994 were 12% higher than the same quarter in 1993. The near-record heat in much of the United States had a favorable impact on the Company's sales of rotary compressors for room air conditioners along with sales of compressors for the aftermarket. Industry inventory levels of room air conditioners are virtually depleted and the Company's rotary compressor production schedules should remain strong into 1995. Tecumseh's 1994 second quarter sales to the commercial refrigeration market remained well ahead of the prior-year quarter, and in July 1994, the Company shipped its one millionth R-134a compressor that utilizes a non-CFC refrigerant. The above mentioned sales increases helped replace reductions in Tecumseh's sales to the unitary air conditioning market, resulting from the industry trend toward the use of scroll compressors rather than reciprocating compressors. The Company is not currently producing scroll compressors in commercial quantities, but expansion of its manufacturing facilities in Tecumseh is proceeding well and the Company expects to be in limited production by the end of 1994.

Second quarter 1994 sales of the Company's European compressor operations, L'Unite Hermetique S.A., were down slightly, but its sales within Europe were higher than the second quarter of 1993. This long awaited rebound helped L'Unite Hermetique generate a reasonable profit margin in this quarter compared with a small operating loss in the same period in 1993. The Company's Brazilian compressor subsidiary, SICOM Ltda., maintained stable sales and continued strong operating margins for the second quarter of 1994. Brazil recently introduced a new currency as part of an economic stabilization program designed to slash the country's inflation, which reached a monthly rate of 50% in June 1994. Although this program, if diligently pursued, should benefit Brazil over the long-term, it could temporarily reduce export margins as well as domestic demand for consumer durable goods.

A union contract covering approximately 750 employees at the Company's compressor manufacturing facility in Somerset, Kentucky is due to expire on August 31, 1994. The Company is in the process of negotiating for a renewal of that contract.

Engine and Power Train Products
Worldwide Engine and Power Train Products sales were $152.7 million in the second quarter of 1994, a 41% increase over the same period in 1993.
Production of engines for snowthrowers has begun early in 1994 and is the largest factor in explaining the sales gains for this segment. The favorable comparison for snowthrower engine sales should continue for the third quarter as the industry expects a very strong sales year. Double-digit sales increases for the second quarter were also achieved for Tecumseh engines shipped to manufacturers of walk-behind mowers, riders, garden tillers, edgers and generators. These increases reflect a combination of stronger market conditions for outdoor power equipment, both in North America and Europe, and an increase in marketshare. Due to the reasons explained above, sales for the first half of 1994 were 35% higher than sales for the first half of 1993.

Primarily due to the favorable impact of significantly higher sales volume, the profit margins for this segment improved from 10.2% in the second quarter of 1993 to 14.7% for 1994. The escalating prices of aluminum in 1994 will likely begin to dissipate the favorable margin comparison during the second half of 1994.

Pump Products
The Company's Pump Products sales for the second quarter of 1994 were 16% higher than the year earlier quarter. Sales of water gardening pump products continued to expand while OEM pump sales were also strong during the quarter. First half 1994 sales exceeded those of the prior year's period by 18%. These favorable comparisons will not likely continue for the third quarter as 1993 included unusually high sales of sump pumps due to the summer flooding in the midwestern United States.

Income Taxes
The effective income tax rate was 36% and 37% for the second quarter and first half of 1994, respectively, compared with 38% for both of these periods in 1993. The improved profitability of the Company's Italian subsidiary in 1994 has allowed it to take greater advantage of net operating loss carryforwards to offset taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES
The Company continued to maintain a strong and liquid financial position. Working capital of $502.8 million at June 30, 1994 was up from $473.6 million at December 31, 1993, and the ratio of current assets to current liabilities approximated 2.8. The increase in the Company's short-term borrowings during 1994 was due to the utilization of export financing incentives available in Brazil. Tecumseh's capital spending for the first half of 1994 has significantly outpaced the spending during the prior year period and, for the entire year of 1994, will likely be over three times greater than the 1993 level as the Company funds a scroll compressor manufacturing facility along with the purchase and retooling of rotary compressor equipment. Working capital requirements and planned capital expenditures for the remainder of 1994 and 1995 are expected to be financed through internally available funds, although the Company may utilize long-term financing arrangements in connection with state investment incentives. In addition, the Company obtained a $100 million revolving credit facility in July 1994 which has a three year term and is available for general corporate purposes.

The accrual for environmental matters related to the Sheboygan River and Harbor Superfund Site in Wisconsin increased from $25.9 million at March 31, 1994 to $31.9 million at June 30, 1994. The increase reflects updated cost factors and an additional provision for recently identified ground water pollution. Assumptions regarding the scope and methodology of remediation of the Sheboygan River and Harbor have not been altered. The provision for additional costs was substantially offset by the insurance settlements received during the quarter. For further information, see Note 3 in Notes to Consolidated Condensed Financial Statements contained in Part I, Item 1 found elsewhere herein.

On May 4, 1994, the Environmental Protection Agency (EPA) announced the first phase of proposed federal standards designed to reduce the emission of hydrocarbons and oxides of nitrogen from utility engines which include some of the two-and four-cycle engine products manufactured by the Company. The notice for proposed rulemaking for EPA Phase I regulations has been issued and initial public hearings have been held; the period for comment ended in early August 1994. The rule is expected to be finalized in the first quarter of 1995 with nationwide implementation effective August 1, 1996. The Company believes the proposed regulations will be similar to California emission standards which are scheduled to go into effect January 1, 1995. The Company's engine products, as presently designed and manufactured, do not meet the 1995 California standards; however, engineering efforts have resulted in select engine certification to California requirements, and an adequate, but limited, cross section of the Company's current four-cycle products will be modified to meet the California standards. The Company believes the nationwide implementation date of August 1, 1996 is aggressive, but continuing design and other efforts will be expended to meet these proposed 1996 emission standards. Based on the information currently available, the Company believes that it will be prepared to meet the 1996 federal standards as proposed with competitively priced product.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 27, 1994. The shareholders considered and voted on the election of the board of directors and an amendment to the Company's Articles of Incorporation to increase the authorized shares of the Company's Class A Common Stock, $1.00 par value, from 25,000,000 shares to 75,000,000 shares. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Each of the nominees for directors as listed in the proxy statement were elected. A separate tabulation with respect to each nominee is as follows:

  Director                                         Votes For                         Votes Withheld
  --------                                         ---------                         --------------
Kenneth G. Herrick                                 4,939,549                           101,729
Todd W. Herrick                                    4,940,389                           100,889
John H. Foss                                       4,940,239                           101,039
Peter M. Banks                                     4,940,029                           101,249
J. Russell Fowler                                  4,939,699                           101,579
John W. Gelder                                     4,940,389                           100,889
Stephen L. Hickman                                 4,940,389                           100,889
Edward C. Levy, Jr.                                4,940,389                           100,889
Dean E. Richardson                                 4,939,989                           101,289
Jon E. Barfield                                    4,939,979                           101,299

The amendment to the Company's Articles of Incorporation to increase the authorized shares of the Class A Common Stock was approved. The results of the voting were as follows:

         Stock Class              Votes For                 Votes Against            Abstain
         -----------              ---------                 -------------            -------
         Class A                  12,824,502                  1,585,037               44,095
         Class B                   4,458,481                    577,702                5,095

Item 6.  Exhibits and Reports on Form 8-K

(a)      None.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1994.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                           TECUMSEH PRODUCTS COMPANY
                                           (Registrant)



         Dated  August 12, 1994            By /s/ JOHN H. FOSS
                                              __________________________
                                              John H. Foss
                                              Vice President, Treasurer and
                                              Chief Financial Officer