Form 10-Q
period 1994-09-30
TECUMSEH PRODUCTS CO
filed 1994-11-10
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT of 1934
     For the quarterly period ended September 30, 1994

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

                Class of Stock                     Outstanding at October 31, 1994
  --------------------------------------------------------------------------------
  Class B Common Stock, $1.00 par value                   5,470,146
  Class A Common Stock, $1.00 par value                  16,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - Item 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)
                             (Dollars in millions)

                                                                September 30,    December 31,
                                                                    1994            1993
                                                                -------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $316.6          $313.2
   Accounts receivable, trade, less allowance for doubtful
      accounts of $6.2 million in 1994 and $5.3 million in 1993       200.8           158.0
   Inventories                                                        202.1           174.9
   Deferred income taxes                                               29.8            30.1
   Other current assets                                                 5.4             7.3
                                                                     ------          ------
           TOTAL CURRENT ASSETS                                       754.7           683.5

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $379.5 million in 1994
  and $333.1 million in 1993                                          386.0           320.4

EXCESS OF COST OVER ACQUIRED NET ASSETS                                59.5            54.5

DEFERRED INCOME TAXES                                                  28.5            29.0

OTHER ASSETS                                                           51.1            45.3
                                                                   --------        --------
           TOTAL ASSETS                                            $1,279.8        $1,132.7
                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                           $117.2           $88.1
   Income taxes payable                                                 2.7             9.9
   Short-term borrowings                                               12.1            14.0
   Accrued liabilities                                                118.4            97.9
                                                                   --------        --------
           TOTAL CURRENT LIABILITIES                                  250.4           209.9

PRODUCT WARRANTY AND SELF-INSURED RISKS                                28.4            26.3

LONG-TERM DEBT                                                         10.0            11.2

PENSION LIABILITIES                                                    12.7            11.8

NON-PENSION POSTRETIREMENT BENEFITS                                   168.1           161.3

ACCRUAL FOR ENVIRONMENTAL MATTERS                                      30.3            25.4
                                                                   --------        --------
           TOTAL LIABILITIES                                          499.9           445.9
                                                                   --------        --------

STOCKHOLDERS' EQUITY:
   Class A common stock, $1 par value; authorized 75,000,000
      shares; issued and outstanding 16,410,438 shares                 16.4            16.4
   Class B common stock, $1 par value; authorized 25,000,000
      shares; issued and outstanding 5,470,146 shares                   5.5             5.5
   Capital in excess of par value                                      29.9            29.9
   Retained earnings                                                  711.9           633.2
   Foreign currency translation adjustment                             16.2             1.8
                                                                   --------        --------
           TOTAL STOCKHOLDERS' EQUITY                                 779.9           686.8
                                                                   --------        --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $1,279.8        $1,132.7
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
                 (Dollars in millions except per share amounts)



                              THREE  MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,          SEPTEMBER 30,
                              -------------------    ------------------
                                1994       1993        1994       1993
                                ----       ----        ----       ----
INCOME:
   Net sales                    $355.0     $301.8   $1,166.2    $1,012.0
   Interest income                 8.7        4.1       20.0        12.4
   Other income                    1.7        1.3        5.2         4.0
                                ------     ------   --------    --------
                                 365.4      307.2    1,191.4     1,028.4
                                ------     ------   --------    --------
EXPENSES:
   Cost of sales and operating
      expenses                   299.2      263.1      974.2       870.4
   Selling and administrative
      expenses                    20.8       17.6       64.5        58.6
   Interest expense                1.4        1.0        4.3         2.9
   Other expenses                  0.4        0.3        2.1         3.0
                                ------     ------   --------    --------
                                 321.8      282.0    1,045.1       934.9
                                ------     ------   --------    --------

       INCOME BEFORE TAXES        43.6       25.2      146.3        93.5

Taxes on income                   16.7        6.8       54.5        32.9
                                ------     ------   --------    --------

       NET INCOME                $26.9      $18.4      $91.8       $60.6
                                ======     ======   ========    ========

       NET INCOME PER SHARE      $1.23      $0.84      $4.19       $2.77
                                ======     ======   ========    ========

       CASH DIVIDENDS DECLARED
            PER SHARE            $0.20      $0.20      $0.60       $0.60
                                ======     ======   ========    ========

The accompanying notes are an integral part of these statements.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I. FINANCIAL INFORMATION - ITEM 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)
                             (Dollars in millions)

                                                             NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1994     1993
                                                              ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $91.8    $60.6
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization                        41.8     39.6
          Accounts receivable                                 (36.0)    (4.4)
          Inventories                                         (24.1)    15.4
          Payables and accrued expenses                        30.9      9.2
          Other                                                12.8     (1.0)
                                                              -----    -----
             CASH PROVIDED BY OPERATIONS                      117.2    119.4
                                                              -----    -----

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (105.8)   (35.6)
                                                              -----    -----
            CASH USED IN INVESTING ACTIVITIES                (105.8)   (35.6)
                                                              -----    -----

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                            (13.1)   (13.1)
    Decrease in borrowings, net                                (5.7)    (4.1)
                                                              -----    -----
             CASH USED IN FINANCING ACTIVITIES                (18.8)   (17.2)
                                                              -----    -----

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                       10.8     (0.6)
                                                              -----    -----

           INCREASE IN CASH AND CASH EQUIVALENTS                3.4     66.0

 CASH AND CASH EQUIVALENTS:

             BEGINNING OF PERIOD                              313.2    263.6
                                                              -----    -----

             END OF PERIOD                                   $316.6   $329.6
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

2. Inventories consisted of:

         (Dollars in Millions)                                 September 30,         December 31,
                                                                   1994                   1993
                                                                ----------             -----------
         Raw material and work in process                      $131.5                $107.2
         Finished goods                                          57.6                  56.2
         Supplies                                                13.0                  11.5
                                                               ------                ------
                                                               $202.1                $174.9
                                                               ======                ======

3. The Company has been named by the U.S. Environmental Protection
   Agency (EPA) as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At September 30, 1994, the Company had an accrual of $31.6 million ($26.4 million at December 31, 1993) for the estimated costs associated with the cleanup of certain PCB contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including engineering samples taken in the Sheboygan River, and assumptions as to the areas that will have to be remediated along with the nature and extent of the remediation that will be required. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the Upper River, and only natural armoring and bioremediation in the Lower River and Harbor. The increase in the accrual during 1994 reflects updated cost factors and an additional provision in the second quarter for identified groundwater pollution. The provision for additional costs was substantially offset by insurance settlements received during the second quarter of 1994. The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site during the latter half of 1995, but the ultimate resolution of the matter may take much longer. Ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

         On June 16, 1994, the Wisconsin Supreme Court, in an unrelated case, held that insurance coverage was not available for environmental cleanup costs to the extent the cleanup is done to prevent or mitigate future injury. A motion for reconsideration has been denied. The Company, in establishing its accrual for environmental cleanup costs, has not provided for any potential additional recovery of these estimated cleanup costs.

         The Company, in cooperation with the Wisconsin Department of Natural Resources, is conducting an investigation of groundwater contamination at the Company's Grafton, Wisconsin plant. Certain test procedures are being planned over the next year to assess the extent of contamination and to develop remedial options for the site. Future remediation costs, if any, are not presently estimable.

         In addition to the above mentioned sites, the Company also is currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. Based on limited preliminary data and other information currently available, the Company has no reason to believe that the level of expenditures for potential remedial action necessary at these other sites will have a material effect on its financial position.

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

                       [MOORE, SMITH & DALE LETTERHEAD]



November 8, 1994



                       INDEPENDENT ACCOUNTANTS' REPORT



Tecumseh Products Company
Tecumseh, Michigan

        We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of September 30, 1994, and the related consolidated condensed statements of income and cash flows for the three months and nine months ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



                                                  /s/ Moore, Smith & Dale
                                                  ----------------------------
                                                  CERTIFIED PUBLIC ACCOUNTANTS

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   PART I.   FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Consolidated earnings for the third quarter of 1994 were $26.9 million, or $1.23 per share. These earnings are a third quarter record for the Company and are 46% higher than the third quarter of 1993. The 1993 third quarter results included favorable tax adjustments of $2.8 million, or $0.13 per share. Nine months earnings for 1994 of $91.8 million, or $4.19 per share, have already eclipsed the Company's previous earnings record for a full year. Consolidated sales also produced a third quarter record at $355.0 million, an increase of 18% compared with the third quarter of 1993. Year-to-date sales in 1994 increased 15% over the same period in 1993. The favorable operating performance for both the third quarter and first nine months of 1994 resulted from improvements at each of the Company's major compressor operations in North America, Brazil and Europe, as well as continued strong sales of the Company's Engine and Power Train Products.

The following table presents results by business segments:

                                                                       Three Months Ended              Nine Months Ended
                    (Dollars in millions)                                September 30,                   September 30,
                                                                       1994          1993            1994             1993
                    NET SALES:
                       Compressor Products                            $207.6         $183.3           $673.6          $631.7
                       Engine and Power Train Products                 128.2          100.4            418.6           315.8
                       Pump Products                                    19.2           18.1             74.0            64.5
                                                                      ------         ------         --------        --------
                                                                      $355.0         $301.8         $1,166.2        $1,012.0
                                                                      ======         ======         ========        ========
                    INCOME BEFORE INCOME TAX:
                       Compressor Products                             $18.8          $11.3            $67.4           $51.9
                       Engine and Power Train Products                  17.9           10.2             59.8            28.7
                       Pump Products                                     2.5            2.7             11.7            10.5
                       Corporate Expenses                               (2.9)          (2.1)            (8.3)           (7.1)
                       Net Interest Income                               7.3            3.1             15.7             9.5
                                                                      ------         ------         --------        --------
                                                                       $43.6          $25.2           $146.3           $93.5
                                                                      ======         ======         ========        ========


Compressor Products

The Company's worldwide Compressor Products sales for the third quarter were $207.6 million which was 13% higher than the same period in 1993. The Company experienced increases in Compressor Products sales to each of its major geographic regions. Sales for the first nine months increased 7% in 1994 due primarily to increased sales in North and South America, partially offset by weakness in certain Asian markets.

Financial results of the Company's Brazilian operations for the third quarter were very strong with sales up over 20% in both its local and export markets. Brazil's current economic stabilization program has had initial success, with monthly inflation being reduced from 50% in June to 2% in September. High real interest rates have contributed to the strengthening of Brazil's new currency against the U.S. dollar. Although this has generated significant financial income for the Company, the negative impact on export margins will likely begin to affect segment profit margins in the fourth quarter. During the third quarter of 1994, the combination of strong operating margins and high financial income of the Company's Brazilian subsidiary accounted for 33% of consolidated net income. Sales for the first nine months of 1994 were 18% higher than the same period in 1993. Year-to-date operating margins were strong in both 1994 and 1993.

Sales of the Company's compressors in the United States in the third quarter of 1994 were 14% higher than the same quarter in 1993 and year-to- date sales increased by 15%. Near-record heat in late spring and early summer favorably affected the Company's sales of rotary compressors for room air conditioners and virtually depleted industry inventory levels. The increased U.S. requirements, coupled with the weather-driven demand in Japan and southeast Asia, have temporarily outstripped global rotary compressor supply and should keep Tecumseh's rotary compressor production schedules strong throughout 1995. The Company continued its strong sales to the commercial refrigeration market of compressors that utilize R-134a, a non-CFC refrigerant. The Company's sales of compressors for residential central air conditioners continued to lag the market, primarily due to the industry trend toward the use of scroll compressors rather than reciprocating compressors. The Company is currently making a significant capital investment in a scroll compressor facility in Tecumseh and expects to be in limited production by the end of 1994; however it does not expect the scroll line to provide significant revenues during 1995 as activities will primarily involve sampling, pilot production runs, and field trials with certain unitary OEM customers.

Third quarter 1994 sales volume of the Company's European compressor operations increased by 6% over the same period in 1993, marking the first quarterly increase in two years. Year-to-date sales volume for 1994 was flat compared with 1993. Profitability has improved during 1994 due primarily to the positive impact of an aggressive cost cutting plan implemented during 1993. The Company expects moderate growth from its compressor business in Europe for the rest of 1994 and for 1995.

Engine and Power Train Products

Worldwide Engine and Power Train Products sales were $128.2 million in the third quarter of 1994, a 28% increase over the same period in 1993. Third quarter sales of snowthrower engines were nearly twice the level of 1993 and accounted for most of the third quarter sales increase. Sales for the first nine months of 1994 increased by 33% compared with 1993. In addition to strong snowthrower engine sales, significant year-to-date improvements in 1994 were generated in sales of engines for walk-behind mowers. These increases reflect a combination of stronger market conditions for outdoor power equipment, both in North America and Europe, and an increase in market share.

Although sales of snow engines will decline in the fourth quarter, the comparison with the same period of 1993 should remain favorable. The total snow engine sales for 1994 should be more than twice the level of 1993 and the Company's highest sales level since 1979. Snowfall conditions this winter will be critical in determining the Company's snow engine sales for 1995. The outdoor power equipment industry expects a moderate 2% growth in sales of walk-behind mowers for the 1995 seasonal year. The Company is well positioned in the mass merchandisers' planned product offering and expects that its lawn and garden engine and power train sales will meet or exceed industry growth rates for the 1995 seasonal year.

Primarily due to the favorable impact of higher sales volume and a more profitable product mix, the profit margin for this segment improved in both the third quarter and first nine months of 1994 compared with the same periods of 1993. Spot aluminum prices are currently 40% higher than the level one year ago. It is unlikely that the Company will be able to fully recover this cost increase from its customers and margins may decline somewhat as a result.

Pump Products

The Company's Pump Products sales for the third quarter of 1994 increased 6% compared with an unusually robust prior year period which was aided by the summer flooding of 1993. Profit margins suffered somewhat as the sales gains occurred primarily in lower-margin OEM accounts. Year-to-date sales for 1994 were 15% ahead of the same period in 1993 due primarily to continued expansion in water gardening along with the gains in sales to OEMs.

Interest Income

Interest income for both the third quarter and first nine months of 1994 was significantly higher than the same periods in 1993. This increase was primarily attributable to the Company's Brazilian subsidiary and were the direct result of higher real interest rates in Brazil and the Company maintaining somewhat higher cash balances in Brazil in 1994.

Income Taxes

The effective tax rate was 38% for the third quarter of 1994 and 37% for the first nine months compared to 27% and 35% for the same periods in 1993. The third quarter of 1993 included favorable tax adjustments of $2.8 million which were the principal reasons for the lower effective tax rates in 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to maintain a strong and liquid financial position. Working capital of $504.3 million at September 30, 1994 was up from $473.6 million at December 31, 1993, and the ratio of current assets to current liabilities approximated 3.0. Tecumseh's capital spending for the first nine months of 1994 has significantly outpaced the spending during the prior year period and, for the entire year of 1994, will likely be over three times greater than the 1993 level as the Company funds a scroll compressor manufacturing facility along with the purchase and retooling of rotary compressor equipment. Working capital requirements and planned capital expenditures for the remainder of 1994 and 1995 are expected to be financed through internally available funds, although the Company may utilize long-term financing arrangements in connection with state investment incentives. In addition, the Company obtained a $100 million revolving credit facility in July 1994 which has a three year term and is available for general corporate purposes.

The accrual for environmental matters related to the Sheboygan River and Harbor Superfund Site in Wisconsin increased from $26.4 million at December 31, 1993 to $31.6 million at September 30, 1994. The increase reflects updated cost factors and an additional provision in the second quarter for identified groundwater pollution. Assumptions regarding the scope and methodology of remediation of the Sheboygan River and Harbor were not altered. The provision for additional costs was substantially offset by insurance settlements received during the second quarter of 1994. For further information, see Note 3 in Notes to Consolidated Condensed Financial Statements contained in Part I,
Item 1 found elsewhere herein.

The Company, in cooperation with the Wisconsin Department of Natural Resources, is conducting an investigation of groundwater contamination at the Company's Grafton, Wisconsin plant. Certain test procedures are being planned over the next year to assess the extent of contamination and to develop remedial options for the site. Future remediation costs, if any, are not presently estimable.

On May 4, 1994, the Environmental Protection Agency (EPA) announced the first phase of proposed federal standards designed to reduce the emission of hydrocarbons and oxides of nitrogen from utility engines which include some of
the two- and four-cycle engine products manufactured by the Company.   The
notice for proposed rulemaking for EPA Phase I regulations has been issued and initial public hearings have been held; the period for comment ended in early August 1994. The rule is expected to be finalized in the first quarter of 1995 with nationwide implementation effective August 1, 1996. The Company believes the proposed regulations will be similar to California emission standards which are scheduled to go into effect January 1, 1995. The Company's engine products, as presently designed and manufactured, do not meet the 1995 California standards; however, engineering efforts have resulted in select engine certification to California requirements, and an adequate cross section of the Company's current four-cycle products will be modified to meet the California standards. The Company believes the nationwide implementation date of August 1, 1996 is aggressive, but continuing design and other efforts will be expended to meet these proposed 1996 emission standards. Based on the information currently available, the Company believes that it will be prepared to meet the 1996 federal standards as proposed with competitively priced product.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      None.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1994.




                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                       TECUMSEH PRODUCTS COMPANY
                                                          (Registrant)



Dated  November 11, 1994                  By
                                                John H. Foss
                                                Vice President, Treasurer and
                                                Chief Financial Officer


                        EXHIBIT INDEX


Exhibit
  No.                   Description                 Page
- -------                 -----------                 ----

27                 FINANCIAL DATA SCHEDULE
