Form 10-K
TECUMSEH PRODUCTS CO
filed 1995-03-24
CIK 96831

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994         Commission File Number 0-452

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

Securities Registered Pursuant to            Securities Registered Pursuant to
Section 12(b) of the Act:                    Section 12(g) of the Act:


                       Name of Each Exchange
Title of Each Class    on Which Registered
                                               Class B Common Stock, $1.00 Par Value
None                  None                     Class A Common Stock, $1.00 Par Value
                                               Class B Common Stock Purchase Rights
                                               Class A Common Stock Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Registrant disclaims the existence of control and, accordingly, believes that as of March 3, 1995, all of the 5,470,146 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of March 3, 1995, held an aggregate of 2,392,640 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of March 3, 1995 (based on the closing price of $46.00 per share, as reported on the NASDAQ National Market System on such date) of the 3,077,506 shares then issued and outstanding held by non-affiliates was approximately $141,565,276.

  Numbers of shares outstanding of each of the Registrant's classes of Common Stock at March 13, 1995:

                  Class B Common Stock, $1.00 Par Value:      5,470,146
                  Class A Common Stock, $1.00 Par Value:     16,410,438

Certain information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 has been incorporated herein by reference in Parts I and II hereof. Certain information in the definitive proxy statement to be used in connection with the Registrant's 1995 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof. The
Exhibit Index is located on page 25.
================================================================================

                               TABLE OF CONTENTS

Item                                                                                                  Page
----                                                                                                  ----
                               PART I

  1.     Business                                                                                       3

         Executive Officers of the Registrant                                                          12

  2.     Properties                                                                                    13

  3.     Legal Proceedings                                                                             13

  4.     Submission of Matters to a Vote of Security Holders                                           14

                               PART II

  5.     Market for the Company's Common Equity and Related Stockholder Matters                        15

  6.     Selected Financial Data                                                                       15

  7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                     15

  8.     Financial Statements and Supplementary Data                                                   15

  9.     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                                      15

                               PART III

 10.     Directors and Executive Officers of the Company                                               16

 11.     Executive Compensation                                                                        16

 12.     Security Ownership of Certain Beneficial Owners and Management                                16

 13.     Certain Relationships and Related Transactions                                                16

                               PART IV

 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                               17

         Signatures                                                                                    22

         Exhibit Index                                                                                 25


                                     PART I

                               ITEM 1.  BUSINESS

GENERAL

     Tecumseh Products Company (the Company) is a full-line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. The Company believes it is the largest independent producer of hermetically sealed compressors in the world, as well as one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications. The Company also produces an extensive line of pumps. In 1994, the Company's products were sold in over 100 countries around the world.

     The Company groups its products into three principal industry segments:
Compressor Products, Engine and Power Train Products, and Pump Products.

     Compressor Products include a broad range of air conditioning and refrigeration compressors and compressor parts as well as refrigeration condensing units. The Company's compressor products range from fractional horsepower units used in small refrigerators and dehumidifiers to large units used in commercial air conditioning applications. The Company sells compressors in four major compressor market segments: household refrigerators and freezers; room air conditioners; commercial and residential unitary central air conditioning systems; and commercial devices including freezers, dehumidifiers and vending machines. The Company sells compressors to original equipment manufacturers ("OEMs") and aftermarket distributors.

     Engine and Power Train Products consist of (i) two- and four-cycle gasoline engines for use in a wide variety of lawn and garden applications and other consumer and light commercial applications and (ii) transmissions, transaxles and related parts for use principally in lawn and garden tractors and riding lawn mowers. The Company sells engine and power train products to OEMs and aftermarket distributors.

     Pump Products include (i) small submersible pumps used in a wide variety of industrial, commercial, and consumer applications and (ii) heavy duty centrifugal type pumps used in the construction, mining, agricultural, marine, and transportation industries.

FOREIGN OPERATIONS AND SALES

     In recent years, international operations and sales have become increasingly important to the Company's business as a whole. In 1994, sales to customers outside the United States represented approximately 45% of total consolidated net sales. Additionally, a substantial portion of the Company's products are manufactured overseas. Compressor products are produced by the Company's plants in both Brazil and France, while engines are produced in Italy.

     Products sold outside the United States are manufactured at both U.S. and foreign plants. The Company's European compressor subsidiary, L'Unite Hermetique, S.A., ("L'Unite Hermetique"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. Sociedade Intercontinental De Compressores Hermeticos-SICOM, Ltda. ("SICOM"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America and, to a lesser extent, in North America and Europe. In the engine business, the Company's two principal markets are North America, which is generally served by the Company's U.S. manufacturing operations, and Europe, which is served both by the manufacturing operations of the Company's European engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa") in Italy and, to a lesser extent, by U.S. export sales.

     Of the Company's sales to customers outside the United States in 1994, approximately 35% were to customers of compressor and engine products in Europe. Sales of compressors are also significant in markets in Latin America, Asia and the Far East.

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

COMPRESSOR PRODUCTS

     The Compressor Products segment is the Company's largest industry segment. A compressor is a device which compresses a refrigerant gas. When the gas is later permitted to expand, it absorbs and transfers heat, and produces a cooling effect which forms the basis for a wide variety of refrigeration products. The Company's compressors range from fractional horsepower units used in small refrigerators and dehumidifiers to large units used in commercial air conditioning applications. All of the compressors produced by the Company are hermetically sealed. The Company's current compressor line includes reciprocating and rotary designs and the Company is in sample production of a line of scroll compressors.

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

     PRODUCT LINE

     The Company manufactures and sells a wide variety of traditional, reciprocating compressors suitable for use in all of the market segments described above. There is increasing worldwide demand for commercial and household refrigeration and freezer compressors that utilize R134-a, a non-CFC refrigerant. During 1994 the Company significantly increased its production of compressor products that utilize this and other non-ozone depleting refrigerants. The new TP compressor for household refrigerator and freezers which uses refrigerant R134-a reached commercial production levels during 1994 and the Company anticipates increasing demand for this product in the future.

      The Company also produces rotary compressors for use in room air conditioning applications. Rotary compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating designs. In late 1994 the Company began commercial production of a new line of smaller room air conditioning rotary compressors for use primarily in portable window units and recreational vehicles. With this new product offering, the Company has a full complement of rotary product ranging from 5,000 to 18,000 BTU/Hr.

     Scroll compressors offer energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial applications. The Company does not currently offer scroll compressors while some of its competitors do, which the Company believes puts it at a competitive disadvantage. The Company is currently making a significant investment in a scroll compressor facility in Tecumseh, Michigan. Customers are receiving sample compressors for testing, but the Company does not expect this line to significantly contribute to revenues before 1996.

     MANUFACTURING OPERATIONS

     Compressor Products manufactured in the Company's U.S. plants accounted for approximately 55% of 1994 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil and France. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials essential to the conduct of business are purchased from a variety of non-affiliated suppliers. The

Company utilizes multiple sources of supply and the required raw materials and purchased components have generally been available in sufficient quantities.

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

     SICOM's Compressor Products are sold primarily in Brazil and other Latin American countries. SICOM also furnishes component parts to the Company's North American plants and finished compressors for resale in North America. L'Unite Hermetique, which does not sell finished compressors in North America, sells a majority of its products in Europe but also has substantial sales outside Europe.

     Late in 1994 the Company entered into a joint venture with Bitzer Kuhlmaschinenbau GmbH ("Bitzer") of Germany for the purpose of marketing Bitzer's extensive lines of semi-hermetic and open drive piston and screw-type compressor products throughout North America. Product is marketed under the "Tecumseh-Bitzer" brand, using existing marketing and distribution systems.

     The Company has over 1,200 customers for Compressor Products, the majority of which are commercial customers. In 1994, the two largest customers for Compressor Products accounted for 9.1% and 5.2%, respectively, of consolidated net sales of the Company's Compressor Products, or 5.2% and 3.0%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the present business relationships with all major customers have existed for a substantial period of time.

     In 1994, approximately 35% of the Compressor Products produced by the Company in its U.S. plants were exported to foreign countries. The Company exports to over 100 countries worldwide. Approximately two-thirds of these exported products were sold in the Far and Middle East.

     COMPETITION

     All of the compressor market segments in which the Company operates are highly competitive. Participants compete on the basis of price, efficiency, reliability, noise level, and delivery. The Company competes not only with other independent compressor producers but also with manufacturers of end products which have internal compressor manufacturing operations.

      The domestic unitary air conditioning compressor market consists of original equipment manufacturers and a significant compressor aftermarket. The Company competes primarily with two U. S. manufacturers, Copeland Corporation, a subsidiary of Emerson Electric, Inc., and Bristol, a division of York International Corporation. Copeland Corporation enjoys a larger volume of the domestic unitary air conditioning compressor business than either Bristol or the Company. Several important OEMs in the unitary air conditioning market have decided to significantly reduce the use of traditional reciprocating compressors as part of an industry trend toward the use of scroll compressors. Since the Company does not currently produce scroll compressors in commercial quantities, this trend has reduced, at least temporarily, the Company's share of this important market and has intensified price competition for the remaining available reciprocating compressor business. The Company is currently making a significant investment in a scroll compressor facility in Tecumseh, Michigan. Customers are receiving sample compressors for testing, but the Company does not expect this line to significantly contribute to revenues before 1996.

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

     NEW REGULATORY REQUIREMENTS

     Chloroflourocarbon compounds ("CFCs"), the primary refrigerants used in household refrigerators and freezers and in commercial refrigeration equipment, have been identified as one of the leading factors causing depletion of the Earth's ozone layer. Under a 1992 international agreement, CFCs are scheduled to be phased out by January 1, 1996. Several OEMs have already begun to offer products which do not utilize CFCs. The U.S. government has approved several replacement refrigerants, including HFC-134a, HFC-404A, and HFC-507, among others. The Company began producing compressors using alternative refrigerants for the commercial refrigeration market in late 1992 and for the refrigerator and freezer market during 1994. The Company believes that its rapid development of product using non-CFC refrigerant technology has improved its competitive position in these markets.

     Pursuant to the National Appliance Energy Conservation Act of 1987 (the "NAECA") the U.S. government will require higher energy efficiency ratings on room air conditioning products and on refrigerator and freezer products during 1998. These standards have not been finalized, but the Company will need to improve the efficiency of its compressors to meet these standards. It is not presently possible to estimate the level of expenditures which will be required to meet the new standards nor the effect on the Company's competitive position.

ENGINE AND POWER TRAIN PRODUCTS

     Small gasoline engines account for a majority of the net sales of the Company's Engine and Power Train Products segment. The Company manufactures gasoline engines, both two- and four-cycle types, with aluminum die cast bodies ranging in sizes from 1.6 through 16.5 horsepower and with cast iron bodies ranging in size from 12 through 18 horsepower. These engines are used in a broad variety of consumer products, including lawn mowers (both riding and walk-behind types), snow throwers, small lawn and garden tractors, small power devices used in outdoor chore products, and certain self-propelled vehicles. During 1994, the Company introduced a new line of 5.0 HP overhead valve engines for generator, pump, outdoor chore
products, industrial and commercial applications.   The Company's power train
products include transmissions, transaxles and related parts used principally in lawn and garden tractors and riding lawn mowers.

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

     SALES AND MARKETING

     The Company markets its Engine and Power Train Products worldwide under the "Tecumseh" and "Peerless" brands. A substantial portion of the Company's engines are incorporated into lawn mowers sold under brand labels, including the "Craftsman" brand of Sears, Roebuck and Co.

     A majority of the Company's Engine and Power Train Products are sold directly to OEMs. The Company also sells engines and parts to its authorized dealers and distributors, who service its engines both in the United States and abroad. Marketing of Engine and Power Train Products is handled by the Company's own sales staff and by local sales representatives in certain foreign countries.

     Sales to the Company's largest customer accounted for approximately 9% of the Company's 1994 consolidated net sales and approximately 24% of its net sales of Engine and Power Train Products. Sales to the Company's second largest customer in this segment accounted for approximately 17% of the segment's net sales in 1994 and 6% of the Company's 1994 consolidated net sales. Loss of either of the Company's two largest customers would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company's business as a whole. There are no long-term contracts between the Company and its major customers in this segment, but the present business relationships have existed for a substantial period of time.

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

     North America and Europe are the principal markets for lawn and garden products. Foreign competition for sales has been limited in the past but is increasing, particularly as foreign manufacturers have begun establishing U.S. manufacturing facilities. In the European market, a successful cost reduction program and increased efficiency has enabled the Company's Italian-produced products to become more cost-competitive with Briggs and Stratton U.S.- produced products sold in Europe.

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

     NEW EMISSION STANDARDS

     The U.S. Environmental Protection Agency ("EPA") is developing emission standards for utility engines which include the two- and four-cycle engines produced by the Company. The development consists of two phases. Phase I is expected to be published in May 1995 with an effective date as early as August 1, 1996, but the EPA may accommodate an industry requested 1997 effective date. The Company believes that it will be prepared to meet the EPA Phase I standards with competitively priced engines. The California Air Resources Board ("CARB") has mandated exhaust emission standards for utility engines. These standards became effective January 1, 1995, followed by a non-enforcement period of approximately six to eight months. An adequate cross-section of the Company's engine products have been or will be modified to meet the 1995 CARB requirements. Current negotiations of the EPA Phase II standards are expected to be completed by June 1995 with a proposed rule issued in early 1996. It is not currently possible to determine the compliance cost thereof nor the impact on the competitive position of the Company.

PUMP PRODUCTS

     The Company manufactures and sells small submersible pumps and related products through its subsidiary, Little Giant Pump Company ("Little Giant"). Little Giant's pumps are used in a broad range of commercial, industrial, and consumer products, including parts washers, machine tools, evaporative coolers, sump pumps, swimming pool equipment, statuary, fountains and water gardening. Little Giant's products are sold throughout the United States, Canada, Europe, and the Middle East, to OEMs and distributors and to retailers directly. Marketing is carried out both through Little Giant's own sales staff and also through manufacturer's representatives under the "Little Giant" brand name.

     The Company's other pump subsidiary, MP Pumps Inc. ("MP Pumps"), manufactures and sells a variety of heavy duty centrifugal pumps ranging in capacity from 15 to 3,700 gallons per minute, that are used in the construction, mining, agricultural, marine and transportation industries. MP Pumps sells both to OEMs, which incorporate its pumps into their end products, and through an extensive network of distributors located throughout the United States, which sell to end-users. A limited number of pumps are also sold to departments and agencies of the U.S. government. Most of MP Pumps' products are sold in the United States. MP Pumps markets its products through its own sales staff under the "Jaeger" and "MP Pumps" brand names.

     The pump industry is highly fragmented, with many relatively small producers competing for sales. Little Giant has been particularly successful in competing in this industry by targeting specific market niches where opportunities exist and then designing and marketing corresponding products. Though still a relatively small portion of the Company as a whole, during the last five years the pump business has been its fastest growing business, with sales increasing from $51.6 million in 1990 to $88.4 million in 1994.

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

RESEARCH AND DEVELOPMENT

     The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company expended approximately $27.8 million, $24.9 million and $27.0 million during 1994, 1993 and 1992 on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

ENVIRONMENTAL LEGISLATION

     The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. The Company is also participating with the EPA and various state agencies in investigating possible remedial action that may be necessary at other sites. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 15 and "Note 9" on page 23 in the Company's Annual Report to Shareholders for the year ended December 31, 1994 for a discussion of the impact of these matters on the Company's financial condition and results of operations. Also see Item 3. Legal Proceedings.

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

     The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 1994, 1993 and 1992 appear at page 12 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 and are incorporated herein by reference.

EMPLOYEES

     On December 31, 1994 the Company employed approximately 15,000 persons, 45% of which were employed in foreign locations. Approximately 4,100 of the U.S. employees were represented by labor unions, with no more than approximately 1,700 persons represented by the same union. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation; during 1994, the maximum number of persons employed at one time was approximately 15,000 and the minimum was 13,300.

     The Company believes it has a good relationship with its employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company.

                                                                                         PERIOD OF SERVICE
     NAME AND AGE                   OFFICE OR POSITION HELD                                AS AN OFFICER
     ------------                   -----------------------                              -----------------
     Kenneth G. Herrick, 73     Chairman of the Board of Directors (1)                   Since 1966
     Todd W. Herrick, 52        President and Chief Executive Officer (2)                Since 1974
     John H. Foss, 52           Vice President, Treasurer, and Chief                     Since 1979
                                  Financial Officer
     Harry L. Hans, 61          Group Vice President - Engine and Power                  Since 1979
                                  Train Components (3)

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

(3)  Since 1986.  Served as Executive Vice President from 1979 until 1986.



                              ITEM 2.  PROPERTIES

The Company's headquarters are located in Tecumseh Michigan, approximately 50 miles southwest of Detroit. At December 31, 1994 the Company had 28 principal properties worldwide occupying approximately 6.4 million square feet with the majority, approximately 6.0 million square feet devoted to manufacturing. Ten facilities with approximately 2.1 million square feet were located in four countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's three principal business segments.

                                            Approximate Floor
Industry Segment                           Area in Square Feet
----------------                           -------------------
Compressor Products                      4,362,000
Engine and Power Train Products          1,647,000
Pump Products and Other                    367,000

     Three domestic facilities, including land, building and certain machinery and equipment were financed and leased through industrial revenue bonds, substantially all of which are owned or have been repaid by the Company. All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.

                           ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named by the U.S. EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. This matter is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1994, both of which are incorporated herein by reference. As pointed out in Note 9, the ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

     In addition to the matter discussed in the preceding paragraph, the Company is currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent, if any, of any remedial action which may be required of the Company with regard to such other sites.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1994 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

          ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

     The information under the captions "Financial Summary" and "Information Concerning Equity Securities" on pages 1 and 27, respectively, of the Company's Annual Report to Shareholders for year ended December 31, 1994 is incorporated herein by reference. As of March 3, 1995, there were 1,037 holders of record of the Company's Class A common stock and 1,011 holders of the Class B common stock.

                        ITEM 6.  SELECTED FINANCIAL DATA

     The information under the caption "Selected Financial Data" on page 26 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13, 14, and 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1994 is incorporated herein by reference.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages 16 to 27, inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 1994 is incorporated
herein by reference.    See Item 14 on page 17 of this report for financial
statement schedules.

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information pertaining to directors under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders is incorporated herein by reference.
Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report.

                        ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors - Compensation of Directors" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

     The information under the captions "Principal Shareholders" and "Election of Directors - Ownership by Management of Equity Securities" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 1995 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          (1) The following described financial statements, notes and report on pages 16 through 25 of the Company's Annual Report to Shareholders for the year ended December 31, 1994:

                    .     Report of Independent Accountants

                    .     Consolidated Balance Sheets as of December 31, 1994
                    and 1993

                    .     Statements of Consolidated Income for the years ended
                    December 31, 1994, 1993 and 1992

                    .     Consolidated Statements of Stockholders' Equity for
                    the years ended December 31, 1994, 1993 and 1992

                    .     Statements of Consolidated Cash Flows for the years
                    ended December 31, 1994, 1993 and 1992

                    .     Notes to Consolidated Financial Statements

         (2)     Financial Statement Schedules:


Schedule                                                              Form 10-K
Number                      Description                             Page Reference
------                      -----------                             --------------
VIII             Valuation and Qualifying Accounts                       21

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

         (3)(c)        -Company's Amended and Restated Bylaws as amended through February 23, 1994 (filed as Exhibit (3)(c) to
                       Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-452) and incorporated herein by reference)

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

         (10)(g)       -Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (filed as
                       Exhibit (10)(f) to Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File
                       No. 0-452) and incorporated herein by reference)

         (10)(h)       -Management Incentive Plan effective January 1, 1994 (management contract or compensatory plan or arrangement) (filed as Exhibit (10)(i) to Annual Report on Form 10-K for the year ended December 31, 1993
                       (Commission File No. 0-452) and incorporated herein by reference)

         (10)(i)       -Underwriting Agreement (U.S.) dated September 23, 1993 (filed as Exhibit (10)(a) to Quarterly Report on
                       Form 10-Q for the quarter ended September 30, 1993 (Commission File No. 0-452) and incorporated herein by reference)

         (10)(j)       -Underwriting Agreement (International) dated September 23, 1993 (filed as Exhibit (10)(b) to Quarterly
                       Report on Form 10-Q for the quarter ended September 30, 1993 (Commission File No. 0-452) and incorporated herein by reference)

         (10)(k)       -Indemnity and Contribution Agreement dated September 23, 1993(filed as Exhibit (10)(c) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (Commission File No. 0-452) and incorporated herein by reference)


         (10)(l)       -Supplemental Executive Retirement Plan effective January 1, 1995 (management contract or compensatory plan or arrangement)

         (11)          -(not applicable)

         (12)          -(not applicable)

         (13)          -Portions of Tecumseh Products Company Annual Report to Shareholders for the year ended December 31, 1994, incorporated by reference herein

         (16)          -(not applicable)

         (18)          -(not applicable)

         (21)          -Subsidiaries of the Company

         (22)          -(not applicable)

         (23)          -Independent Auditors' Consent

         (24)          -(not applicable)

         (27)          -Financial Data Schedule

         (28)          -(not applicable)

         (99)          -(not applicable)

(b) No Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                SCHEDULE VIII. VALUATION AND QUALIFYING ACCOUNTS

              for the years ended December 31, 1994, 1993 and 1992
                             (Dollars in Millions)

Column A                                    Column B                Column C                 Column D           Column E
--------                                    --------         -------------------------       --------           ---------
                                                                    Additions
                                                             -------------------------
                                            Balance at       Charged to    Charged to         Additions
                                            Beginning        Costs and       Other              and             Balance at
Description                                 of Period         Expenses      Accounts         (Deductions)     End of Period
-----------                                 ---------        ----------    ----------        ------------     -------------
Allowance for doubtful accounts,
  deducted from accounts receivable
  in the balance sheet:
                                                                                              (A)
          1994                             $5.3              $0.9                            ($0.4)           $5.8
                                           ====              ====                            =====            ====

          1993                             $4.4              $1.7                            ($0.8)           $5.3
                                           ====              ====                            =====            ====

          1992                             $4.5              $0.8                            ($0.9)           $4.4
                                           ====              ====                            =====            ====





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


                                     TECUMSEH PRODUCTS COMPANY



                                     By__________________________________
                                            Todd W. Herrick
                                            President and Chief Executive
                                            Officer

Dated:    March 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                            Date
    Signature                         Office              of signing
    ---------                        -------              ----------
___________________________   Chairman of the             March 22, 1995
Kenneth G. Herrick            Board of Directors



___________________________   President, Chief            March 22, 1995
Todd W. Herrick               Executive Officer
                              (Principal Executive
                              Officer) and Director

___________________________   Director                    March 22, 1995
Peter M. Banks


___________________________   Director                    March 22, 1995
Jon E. Barfield


___________________________   Vice President,             March 22, 1995
John H. Foss                  Treasurer and Chief
                              Financial Officer
                              (Principal Accounting
                              and Principal Financial
                              Officer) and Director


___________________________   Director                    March 22, 1995
J. Russell Fowler


___________________________   Director                    March 22, 1995
John W. Gelder

___________________________   Director                    March 22, 1995
Stephen L. Hickman


___________________________   Director                    March 22, 1995
Edward C. Levy Jr.


___________________________   Director                    March 22, 1995
Dean E. Richardson

                                 EXHIBIT INDEX


Exhibit
Number
-------

(10)(l) -Supplemental Executive Retirement Plan effective January 1, 1995 (management contract or compensatory plan or arrangement)

 (13) -Portions of The Company's Annual Report to Shareholders for the year ended December 31, 1994, incorporated by reference herein

 (21)            -Subsidiaries of the Company

 (23)            -Independent Auditors' Consent

 (27)            -Financial Data Schedule