Form 10-Q
period 1995-03-31
TECUMSEH PRODUCTS CO
filed 1995-05-12
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT of 1934
       For the quarterly period ended March 31, 1995

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


             Class of Stock                    Outstanding at April 30, 1995
  ------------------------------------------------------------------------------
  Class B Common Stock, $1.00 par value                   5,470,146
  Class A Common Stock, $1.00 par value                  16,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)
                             (Dollars in millions)

                                                                           March 31,       December 31,
                                                                              1995             1994
                                                                           ----------      -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $273.4           $283.2
   Accounts receivable, trade, less allowance for doubtful
      accounts of $6.2 million in 1995 and $5.8 million in 1994                275.3            191.6
   Inventories                                                                 249.0            235.3
   Deferred income taxes                                                        35.1             38.4
   Other current assets                                                          9.0              7.8
                                                                           ----------      -----------
           TOTAL CURRENT ASSETS                                                841.8            756.3

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $394.8 million in 1995
  and $379.1 million in 1994                                                   424.9            402.4

EXCESS OF COST OVER ACQUIRED NET ASSETS                                         62.3             58.0

DEFERRED INCOME TAXES                                                           22.7             21.4

PREPAID PENSION EXPENSE                                                         33.7             31.8

OTHER ASSETS                                                                    19.4             19.9
                                                                           ----------      -----------
           TOTAL ASSETS                                                     $1,404.8         $1,289.8
                                                                           ==========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                                    $151.0           $116.5
   Income taxes payable                                                         24.7              5.1
   Short-term borrowings                                                        14.7             11.7
   Accrued liabilities                                                         133.1            118.8
                                                                           ----------      -----------
           TOTAL CURRENT LIABILITIES                                           323.5            252.1

LONG-TERM DEBT                                                                   9.0              9.1

NON-PENSION POSTRETIREMENT BENEFITS                                            171.3            169.8

PRODUCT WARRANTY AND SELF-INSURED RISKS                                         30.5             29.5

ACCRUAL FOR ENVIRONMENTAL MATTERS                                               30.7             30.7

PENSION LIABILITIES                                                             13.3             13.1
                                                                           ----------      -----------
           TOTAL LIABILITIES                                                   578.3            504.3
                                                                           ----------      -----------
STOCKHOLDERS' EQUITY:
   Class A common stock, $1 par value; authorized 75,000,000
      shares; issued and outstanding 16,410,438 shares                          16.4             16.4
   Class B common stock, $1 par value; authorized 25,000,000
      shares; issued and outstanding 5,470,146 shares                            5.5              5.5
   Capital in excess of par value                                               29.9             29.9
   Retained earnings                                                           753.4            724.0
   Foreign currency translation adjustment                                      21.3              9.7
                                                                           ----------      -----------
           TOTAL STOCKHOLDERS' EQUITY                                          826.5            785.5
                                                                           ----------      -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $1,404.8         $1,289.8
                                                                           ==========      ===========

        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)
                 (Dollars in millions except per share amounts)



                                                                   Three  Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                      1995        1994
                                                                ------------- -----------

INCOME:
   Net sales                                                          $473.6      $386.4
   Interest income                                                       8.2         5.9
   Other income                                                          1.6         1.5
                                                                ------------- -----------
                                                                       483.4       393.8
                                                                ------------- -----------
EXPENSES:
   Cost of sales and operating expenses                                401.8       323.6
   Selling and administrative expenses                                  23.8        21.0
   Interest expense                                                      2.0         1.2
   Other expenses                                                        0.1         1.7
                                                                ------------- -----------
                                                                       427.7       347.5
                                                                ------------- -----------

       INCOME BEFORE TAXES                                              55.7        46.3

Taxes on income                                                         20.8        17.3
                                                                ------------- -----------

       NET INCOME                                                      $34.9       $29.0
                                                                =============  ==========

       NET INCOME PER SHARE                                            $1.59       $1.32
                                                                =============  ==========

       CASH DIVIDENDS DECLARED PER SHARE                               $0.25       $0.20
                                                                =============  ==========



        The accompanying notes are an integral part of these statements.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I. FINANCIAL INFORMATION - ITEM 1
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               (Unaudited and subject to year end adjustments)
                            (Dollars in millions)




                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                           ------------------
                                                                             1995      1994
                                                                             ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                   $34.9     $29.0
 Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                              15.1      13.9
    Accounts receivable                                                       (80.0)    (69.2)
    Inventories                                                               (12.0)     (1.2)
    Payables and accrued expenses                                              61.6      39.7
    Other                                                                       1.6       2.5
                                                                          ---------- ---------
       CASH PROVIDED BY OPERATIONS                                             21.2      14.7
                                                                          ---------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                         (34.6)    (31.8)
                                                                          ---------- ---------
       CASH USED IN INVESTING ACTIVITIES                                      (34.6)    (31.8)
                                                                          ---------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                                (5.5)     (4.4)
 Increase (Decrease) in borrowings, net                                         2.1      (1.3)
                                                                          ---------- ---------
       CASH USED IN FINANCING ACTIVITIES                                       (3.4)     (5.7)
                                                                          ---------- ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         7.0       3.7
                                                                          ---------- ---------
       DECREASE IN CASH AND CASH EQUIVALENTS                                   (9.8)    (19.1)

CASH AND CASH EQUIVALENTS:

       BEGINNING OF PERIOD                                                    283.2     313.2
                                                                          ---------- ---------
       END OF PERIOD                                                         $273.4    $294.1
                                                                          ========== =========



       The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1994. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

   The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Moore, Smith & Dale, the Company's independent certified public accountants, as described in their report contained elsewhere herein.

2. Inventories consisted of:

   (Dollars in Millions)                                          March 31,          December 31,
                                                                    1995                1994
                                                                 ----------          ----------
   Raw material and work in process                                 $159.2            $147.6
   Finished goods                                                     75.9              74.3
   Supplies                                                           13.9              13.4
                                                                  ---------          --------
                                                                    $249.0            $235.3
                                                                  =========          ========

3. The Company has been named by the U.S. Environmental Protection
   Agency (EPA) as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At March 31, 1995, the Company had an accrual of $31.7 million ($31.9 million at December 31, 1994) for the estimated costs associated with the cleanup of certain PCB contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including engineering samples taken in the Sheboygan River, and assumptions as to the areas that will have to be remediated along with the nature and extent of the remediation that will be required. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the Upper River, and only natural armoring and bioremediation in the Lower River and Harbor.

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

   The Company, in cooperation with the Wisconsin Department of Natural Resources, is conducting an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. Certain test procedures are being planned over the next year to assess the extent of contamination and to develop remedial options for the site. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

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




May 10, 1995



                       INDEPENDENT ACCOUNTANTS' REPORT


Tecumseh Products Company
Tecumseh, Michigan

        We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of March 31, 1995, and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

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


RESULTS OF OPERATIONS

Sales for the first quarter of 1995 reached a record level of $473.6 million and were 23% higher than the same period in 1994. Consolidated earnings of $34.9 million, or $1.59 per share, were 20% higher than the first quarter of 1994. The improved operating results reflect sales increases in each of the Company's business segments as well as sales increases in each major geographic region.

The following table presents results by business segments:

                                                                                              Three Months Ended
                            (Dollars in millions)                                                 March 31,
                                                                                       ---------------------------------
                                                                                            1995              1994
                          ==============================================================================================
                            NET SALES:
                               Compressor Products                                         $  283.3          $  219.4
                               Engine and Power Train Products                                160.6             137.7
                               Pump Products                                                   29.7              29.3
                          ----------------------------------------------------------------------------------------------
                               Total Net Sales                                              $  473.6          $  386.4
                          ==============================================================================================
                            INCOME BEFORE INCOME TAXES:
                               Compressor Products                                            $26.4             $20.1
                               Engine and Power Train Products                                 20.5              19.1
                               Pump Products                                                    4.8               5.0
                               Corporate Expenses                                              (2.2)             (2.6)
                               Net Interest Income                                              6.2               4.7
                          ----------------------------------------------------------------------------------------------
                               Total Income Before Income Taxes                             $  55.7           $  46.3
                          ==============================================================================================


Compressor Products

The Company's worldwide Compressor Products sales for the first quarter of 1995 reached $283.3 million and were 29% higher than the prior year period. The sales increase was principally due to higher sales volume and, to a lesser extent, due to the translation effect of a weaker U.S. dollar and to selling price increases. Global demand for compressors remained very strong, particularly rotary compressors and small reciprocating compressors.
Tecumseh's rotary compressors, which are used in room air conditioners, are built primarily in the United States while the Company's fractional horsepower reciprocating compressors, used in household and commercial refrigeration equipment, are primarily built in Brazil and France. As a result, each of the Company's compressor operating units reported sales increases in excess of 20% for the first quarter of 1995.

Compressor Products operating margin for the first quarter of 1995 was 9.3%, compared with 9.2% for the same period in 1994. The positive effects of increased volume and price increases were offset by several factors. Inflationary pressure on key material components such as steel and copper have increased significantly during the past year. The Company is in various stages of tooling for and beginning production of three significant investments: a small rotary compressor line in Tupelo, Mississippi; an entirely new scroll compressor facility in Tecumseh, Michigan; and a refrigerator compressor line in Brazil. The start-up costs of these new lines negatively impacted margins for the quarter. Lastly, the weaker U.S. dollar reduced the export margins of the Company's Brazilian and French operations.

Overall financial results for the Company's Brazilian subsidiary remained strong for the quarter. Although the country's 1994 economic program has been its most successful in recent history, economic uncertainties persist following the Brazilian government's handling of a March 1995 currency devaluation along with the recent imposition of significant import tariffs. The Company has recently reduced its Brazilian currency exposure which will lower the Company's financial income but provide protection from further currency devaluation.

Engine and Power Train Products

Worldwide Engine and Power Train Products sales were $160.6 million in the first quarter of 1995, a 17% increase over the same period in 1994. This gain was due to continued customer production of snow throwers in 1995 to fill depleted pipelines, continued acceptance of Tecumseh's Enduro engine for lawn tractors, penetration into other outdoor chore product applications, and an increase in sales of power train products.

Profit margins for this segment decreased from 13.8% in the first quarter of 1994 to 12.8% in 1995. The favorable effects of increased volume and a more profitable product mix were more than offset by the higher cost of raw materials, particularly aluminum which is a significant cost factor in the production of virtually all of the Company's engines.

The favorable year-to-year sales and earnings comparisons for this segment are not likely to continue in the second quarter of 1995. The second quarter of 1994 included strong snow engine production following the heavy snowfalls of that winter. Despite a mild winter in 1995, snow thrower production occurred throughout the season to refill pipelines. Consequently, the Company expects that snow engine production for the remainder of 1995 will be well below the 1994 levels. Additionally, orders for walk-behind lawn mower engines have begun to soften as cool weather conditions have hampered early spring sales and major customers are adjusting inventory levels.

Pump Products

The Company's Pump Products sales for the first quarter of 1995 were 1% higher than the same period in 1994. Sump pump sales in early 1994 were quite strong due to flooding in New England and along the east coast. However, the sales decline on sump pumps was more than offset by growth in pump product sales to industrial segments.

Interest Income

Interest income for the first quarter of 1995 was up from the same period in 1994 due primarily to higher financial income reported by the Company's Brazilian subsidiary, which held higher cash positions (denominated in local currency) in the first quarter of 1995 than it had one year earlier. As was mentioned above, the Company has recently reduced its cash products in Brazil to better protect it from future currency devaluations.


LIQUIDITY AND CAPITAL RESOURCES

The Company continued to maintain a strong and liquid financial position. Working capital of $518.3 million at March 31, 1995 was up from $504.2 million at December 31, 1994, and the ratio of current assets to current liabilities approximated 2.6. As with 1994, the Company's capital spending for the first quarter of 1995 was over twice the level of its depreciation. Total capital spending for the entire year of 1995 should approximate $150-175 million as the Company expects to substantially complete the three compressor investments discussed above along with expanding capacity of both its engine and pump businesses. Working capital requirements and planned capital expenditures for the remainder of 1995 and early 1996 are expected to be financed through internally available funds, although the Company may utilize long-term financing arrangements in connection with various state investment incentives.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) None.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.




                                   SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                           TECUMSEH PRODUCTS COMPANY
                                                (Registrant)



 Dated  May 12, 1995      By   JOHN H. FOSS
                             ___________________________________
                                          John H. Foss
                                          Vice President, Treasurer and
                                          Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.                           Description
- -----------                           -----------

  27                                  Financial Data Schedule