Form 10-Q
period 1995-06-30
TECUMSEH PRODUCTS CO
filed 1995-08-04
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT of 1934
     For the quarterly period ended June 30, 1995

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
           Yes [X]        No [  ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class of Stock                     Outstanding at July 31, 1995
  ----------------------------------------------   ----------------------------

  Class B Common Stock, $1.00 par value                      5,470,146
  Class A Common Stock, $1.00 par value                     16,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - Item 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)
                             (Dollars in millions)

                                                                         JUNE 30,   DECEMBER 31,
                                                                           1995       1994
                                                                       ----------   ------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $276.8     $283.2
   Accounts receivable, trade, less allowance for doubtful
      accounts of $6.6 million in 1995 and $5.8 million in 1994            271.7      191.6
   Inventories                                                             248.9      235.3
   Deferred income taxes                                                    34.2       38.4
   Other current assets                                                     11.7        7.8
                                                                      ----------   --------
           TOTAL CURRENT ASSETS                                            843.3      756.3

PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $405.0 million in 1995
  and $379.1 million in 1994                                               441.0      402.4

EXCESS OF COST OVER ACQUIRED NET ASSETS                                     62.0       58.0

DEFERRED INCOME TAXES                                                       23.3       21.4

PREPAID PENSION EXPENSE                                                     34.4       31.8

OTHER ASSETS                                                                19.9       19.9
                                                                      ----------   --------
           TOTAL ASSETS                                                 $1,423.9   $1,289.8
                                                                      ==========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                                $158.1     $116.5
   Income taxes payable                                                      2.3        5.1
   Short-term borrowings                                                    13.5       11.7
   Accrued liabilities                                                     138.5      118.8
                                                                      ----------   --------
           TOTAL CURRENT LIABILITIES                                       312.4      252.1

LONG-TERM DEBT                                                               8.0        9.1

NON-PENSION POSTRETIREMENT BENEFITS                                        171.1      169.8

PRODUCT WARRANTY AND SELF-INSURED RISKS                                     31.6       29.5

ACCRUAL FOR ENVIRONMENTAL MATTERS                                           30.6       30.7

PENSION LIABILITIES                                                         13.7       13.1
                                                                      ----------   --------
           TOTAL LIABILITIES                                               567.4      504.3
                                                                      ----------   --------

STOCKHOLDERS' EQUITY:
   Class A common stock, $1 par value; authorized 75,000,000
      shares; issued and outstanding 16,410,438 shares                      16.4       16.4
   Class B common stock, $1 par value; authorized 25,000,000
      shares; issued and outstanding 5,470,146 shares                        5.5        5.5
   Capital in excess of par value                                           29.9       29.9
   Retained earnings                                                       783.3      724.0
   Foreign currency translation adjustment                                  21.4        9.7
                                                                      ----------   --------
           TOTAL STOCKHOLDERS' EQUITY                                      856.5      785.5
                                                                      ----------   --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,423.9   $1,289.8
                                                                      ==========   ========

        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - Item 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)
                 (Dollars in millions except per share amounts)



                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                           --------------------   ------------------
                                             1995       1994        1995       1994
                                           --------------------   ------------------
INCOME:
   Net sales                               $467.3     $424.8     $940.9      $811.2
   Interest income                            7.3        5.4       15.5        11.3
   Other income                               3.0        2.0        4.6         3.5
                                          -------    -------    -------     -------
                                            477.6      432.2      961.0       826.0
                                          -------    -------    -------     -------
EXPENSES:
   Cost of sales and operating expenses     395.1      351.4      796.9       675.0
   Selling and administrative expenses       24.0       22.7       47.8        43.7
   Interest expense                           2.0        1.7        4.0         2.9
   Other expenses                              --         --        0.1         1.7
                                          -------    -------    -------     -------
                                            421.1      375.8      848.8       723.3
                                          -------    -------    -------     -------

       INCOME BEFORE TAXES                   56.5       56.4      112.2       102.7

Taxes on income                              21.2       20.5       42.0        37.8
                                          -------    -------    -------     -------

       NET INCOME                           $35.3      $35.9      $70.2       $64.9
                                          =======    =======    =======     =======

       NET INCOME PER SHARE                 $1.62      $1.64      $3.21       $2.96
                                          =======    =======    =======     =======

       CASH DIVIDENDS DECLARED
            PER SHARE                       $0.25      $0.20      $0.50       $0.40
                                          =======    =======    =======     =======





        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - Item 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)
                             (Dollars in millions)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                      ---------------
                                                                                      1995     1994
                                                                                     ------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $70.2    $64.9
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                                 30.6     28.6
         Accounts receivable                                                          (77.6)   (75.3)
         Inventories                                                                  (11.3)   (12.6)
         Payables and accrued expenses                                                 53.4     50.7
         Other                                                                          0.9     12.4
                                                                                    -------   ------
            CASH PROVIDED BY OPERATIONS                                                66.2     68.7
                                                                                    -------   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (64.9)   (67.7)
                                                                                    -------   ------
            CASH USED IN INVESTING ACTIVITIES                                         (64.9)   (67.7)
                                                                                    -------   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                     (10.9)    (8.8)
   Increase (Decrease) in borrowings, net                                              (0.3)    10.6
                                                                                    -------   ------
            CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (11.2)     1.8
                                                                                    -------   ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 3.5      5.1
                                                                                    -------   ------

          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (6.4)     7.9

CASH AND CASH EQUIVALENTS:

            BEGINNING OF PERIOD                                                       283.2    313.2
                                                                                    -------   ------

            END OF PERIOD                                                            $276.8   $321.1
                                                                                    =======   ======



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

2.       Inventories consisted of:

                                                                                   JUNE 30,               DECEMBER 31,
                         (Dollars in Millions)                                       1995                     1994
                                                                                  ----------              ------------
                         Raw material and work in process                            $158.6                   $147.6
                         Finished goods                                                76.0                     74.3
                         Supplies                                                      14.3                     13.4
                                                                                    -------                  -------
                                                                                     $248.9                   $235.3
                                                                                    =======                  =======

3.       The Company has been named by the U.S. Environmental Protection Agency
         (EPA) as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At June 30, 1995, the Company had an accrual of $31.2 million ($31.9 million at December 31, 1994) for the estimated costs associated with the cleanup of certain PCB contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including engineering samples taken in the Sheboygan River, and assumptions as to the areas that will have to be remediated along with the nature and extent of the remediation that will be required. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the Upper River, and only natural armoring and bioremediation in the Lower River and Harbor.

         The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site in the second quarter of 1996, but the ultimate resolution of the matter may take much longer. Ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

         The Company, in cooperation with the Wisconsin Department of Natural Resources, is conducting an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. Certain test procedures are being planned over the remainder of this year to assess the extent of contamination and to develop remedial options for the site. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

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




August 1, 1995



                       INDEPENDENT ACCOUNTANTS' REPORT


Tecumseh Products Company
Tecumseh, Michigan

        We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of June 30, 1995, and the related consolidated condensed statements of income and cash flows for the three months and six months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



RESULTS OF OPERATIONS

Consolidated earnings of $35.3 million, or $1.62 per share, for the second quarter of 1995 were quite strong albeit slightly below the record setting second quarter of 1994. Year-to-date earnings of $70.2 million, or $3.21 per share, were 8% above the same period in 1994. Consolidated sales for the second quarter of 1995 reached $467.3 million and were 10% higher than the same period in 1994. First half 1995 consolidated sales of $940.9 million were 16% higher than the same period in 1994. Strong activity continued for the Company's worldwide compressor business but was offset somewhat by a downturn in the sales of the Company's North American engine and pump businesses.

The following table presents results by business segments:


                                                                         Three Months Ended              Six Months Ended
                  (Dollars in millions)                                       June 30,                       June 30,
                                                                         -------------------           -------------------
                                                                         1995          1994            1995           1994
                 =========================================================================================================
                  NET SALES:
                    Compressor Products                                   $318.8        $246.6          $602.1         $466.0
                    Engine and Power Train Products                        125.2         152.7           285.8          290.4
                    Pump Products                                           23.3          25.5            53.0           54.8
                 ------------------------------------------------------------------------------------------------------------
                       Total Net Sales                                    $467.3        $424.8          $940.9         $811.2
                 ============================================================================================================
                  INCOME BEFORE INCOME TAXES:
                    Compressor Products                                    $37.0         $28.5           $63.4          $48.6
                    Engine and Power Train Products                         13.4          22.8            33.9           41.9
                    Pump Products                                            3.2           4.2             8.0            9.2
                    Corporate Expenses                                      (2.4)         (2.8)           (4.6)          (5.4)
                    Net Interest Income                                      5.3           3.7            11.5            8.4
                 ------------------------------------------------------------------------------------------------------------
                       Total Income Before Income Taxes                    $56.5         $56.4          $112.2         $102.7
                 ============================================================================================================


Compressor Products

The Company's worldwide Compressor Products sales for the second quarter were $318.8 million which was 29% higher than the same period in 1994. Sales for the first half of 1995 were also up 29% compared to the first half of 1994. The sales trends of the first quarter continued during the second quarter. The sales increase was principally due to higher sales volume and to a lesser extent, due to the translation effect of a weaker U.S. dollar and to selling price increases.

Global demand for Tecumseh's U.S. built rotary compressors, used principally in room air conditioners, remained strong and the Company continued to increase its production capability of its new line of small rotary compressors at its Tupelo, Mississippi, facility. Sales of small reciprocating compressors, used in residential and commercial refrigeration and produced primarily at the Company's Brazilian and French facilities, continued at robust levels. Demand for these compressors was particularly strong in Brazil where the Company's compressor sales more than doubled compared to the second quarter of 1994. Although some softening is now being felt in the Brazilian markets due to high interest rates, the Company expects its Brazilian plants will operate at near-capacity for the balance of 1995. The Company's compressor sales in Europe continued to show significant volume increases, due primarily to increasing economic recovery and aggressive market penetration in Europe and due in part to new sales in Eastern Europe resulting from a recently signed license agreement in Poland.

Compressor Products operating margin was 11.6% for both the second quarter of 1995 and 1994. As with the first quarter of 1995, the favorable effects of the increased sales volume were offset by certain items. These included inflation on key material components, start-up costs on new compressor lines and currency-driven reductions in export margins of the Company's Brazilian and French operations. The Company has announced price increases which should temper the commodity cost increases. Resources continue to be directed toward capacity expansion and new product introduction. In addition to the Tupelo rotary compressor expansion, the Company is significantly increasing production capacity for its successful R-134a non-CFC residential refrigerator compressor over the next year. During this same period, the Company expects to gain important business in the residential unitary air conditioning market with its new scroll compressor which is currently being produced in limited quantities in Tecumseh, Michigan, and which is undergoing customer field tests. Such ambitious expansion programs necessarily hold back short-term earnings growth somewhat, but the Company is pleased with its progress and enthused about the longer term benefits of these important investments.

Overall financial results for the Company's Brazilian subsidiary in the second quarter of 1995 remained strong, primarily due to substantial sales increases in both its domestic and export markets. Margins decreased primarily as a result of a continued overvalued currency as compared to the U.S. dollar. For the second quarter of 1995 the Brazilian subsidiary contributed 17% of consolidated compressor sales and 23% of segment operating profit, versus 12% of consolidated compressor sales and 24% of segment operating profit in the same period in 1994. Although the country's 1994 economic program has been its most successful in recent history, economic uncertainties persist as it struggles with increasing government spending and with a trade deficit caused by the overvalued Brazilian currency.

Engine and Power Train Products

Worldwide Engine and Power Train Products sales were $125.2 million in the second quarter of 1995, an 18% decrease compared to the same period in 1994. First half of 1995 sales were $285.8 million, a 2% decrease over the prior year period. Unseasonably cool weather conditions in April and May hampered spring sales of walk-behind lawn mowers in North America, and the Company's sales of small engines suffered as a result. Additionally, the second quarter of 1994 included strong snow thrower engine production following the heavy snowfalls of that winter. Segment operating margins declined from 14.9% in the second quarter of 1994 to 10.7% in 1995 due to the volume reductions and the higher cost of raw materials, particularly aluminum. While the Company has noticed a slight upturn in lawn mower engine orders of late, it is likely that snow thrower engine sales for the remainder of 1995 will be well below the 1994 levels. Therefore, the unfavorable operating results comparisons will likely continue for this segment for the balance of 1995.

The Company announced in June 1995 the purchase and planned expansion of a manufacturing facility in Douglas, Georgia. The Company will build reduced exhaust emission engines and carburetors and is expected to commence limited production early in 1996. Total investment of $40 million is planned for this facility.

Pump Products

The Company's Pump Products sales for the second quarter of 1995 were 9% below the year earlier quarter. The Company's sales of pumps and accessories for "do-it-yourself" water gardens have declined in 1995 due primarily to excess retail inventories carried over from last year. First half of 1995 sales decreased 3% as compared to the same period in 1994.

Interest Income

Interest income for the first half of 1995 was up from the same period in 1994 due to generally higher worldwide interest rates and to higher financial income reported by the Company's Brazilian subsidiary, which held higher cash positions (denominated in local currency) well into the second quarter of 1995 than it had one year earlier. During the second quarter the Company reduced its cash position in Brazil to better protect it from potential currency devaluations.

Income Taxes

The effective income tax rate was 37.5% for the second quarter and first half of 1995, compared with 36.4% and 36.8% for the second quarter and first half of 1994, respectively. The increase in the tax rate is due to the improved profitability of the Company's French subsidiary, which is taxed at a higher rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to maintain a strong and liquid financial position. Working capital of $530.9 million at June 30, 1995 was up from $504.2 million at December 31, 1994, and the ratio of current assets to current liabilities approximated 2.7. As with 1994, the Company's capital spending for the first half of 1995 was over twice the level of its depreciation. Total capital spending for the entire year of 1995 should approximate $150 million as the Company expects to substantially complete the three compressor investments discussed above along with expanding capacity of both its engine and pump businesses. Working capital requirements and planned capital expenditures for the remainder of 1995 and 1996 are expected to be financed through internally available funds, although the Company may utilize long-term financing arrangements in connection with various state investment incentives.

The U.S. Environmental Protection Agency ("EPA") is developing emission standards for utility engines which include the two and four-cycle engines produced by the Company. The development consists of two phases. Phase I standards were published in June of 1995 with an effective date of September 1, 1996, but contain provisions that permit manufacture of non-conforming engines through September 1, 1997. The Company believes that it will be prepared to meet the EPA Phase I standards with competitively priced engines. The California Air Resources Board ("CARB") has mandated exhaust emission standards for utility engines. These standards were effective January 1, 1995, with a non-enforcement period that ended August 1, 1995. The Company has adequate offerings of engine product satisfying the 1995 CARB requirements.
Negotiations of the EPA Phase II standards are currently in process. It is not currently possible to determine the compliance cost thereof nor the impact on the competitive position of the Company.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 26, 1995. Proxies for the meeting were solicited pursuant to section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

All of the management's nominees for directors as listed in the proxy statement were elected with the following votes:

      Director                                     Votes For                         Votes Withheld
      --------                                     ---------                         --------------
Kenneth G. Herrick                                 5,133,618                              55,943
Todd W. Herrick                                    5,158,768                              30,793
John H. Foss                                       5,158,768                              30,793
Peter M. Banks                                     5,156,907                              32,654
Jon E. Barfield                                    5,158,027                              31,534
J. Russell Fowler                                  5,157,382                              32,179
John W. Gelder                                     5,138,068                              51,493
Stephen L. Hickman                                 5,158,268                              31,293
Edward C. Levy, Jr.                                5,157,368                              32,193
Dean E. Richardson                                 5,157,068                              32,493

Item 6.  Exhibits and Reports on Form 8-K

(a)      None.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                      TECUMSEH PRODUCTS COMPANY
                                               (Registrant)


Dated:   August 4, 1995               By:   /s/   JOHN H. FOSS
      -------------------------           ------------------------------
                                           John H. Foss
                                           Vice President, Treasurer and
                                           Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.                           Description
- -----------                           -----------

  27                                  Financial Data Schedule