Form 10-Q
period 1995-09-30
TECUMSEH PRODUCTS CO
filed 1995-11-13
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended September 30, 1995

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

             Class of Stock                  Outstanding at October 31, 1995
--------------------------------------------------------------------------------
Class B Common Stock, $1.00 par value                 5,470,146
Class A Common Stock, $1.00 par value                16,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)

(Dollars in millions)                                                      September 30,       December 31,
                                                                               1995               1994
==============================================================================================================
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  299.7            $  283.2
  Accounts receivable, trade, less allowance for doubtful
    accounts of $6.9 million in 1995 and $5.8 million in 1994                   230.3               191.6
  Inventories                                                                   241.2               235.3
  Deferred income taxes                                                          34.1                38.4
  Other current assets                                                           13.8                 7.8
--------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                  819.1               756.3
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $410.1 million in 1995
  and $379.1 million in 1994                                                    460.7               402.4
EXCESS OF COST OVER ACQUIRED NET ASSETS                                          61.1                58.0
DEFERRED INCOME TAXES                                                            26.1                21.4
PREPAID PENSION EXPENSE                                                          35.7                31.8
OTHER ASSETS                                                                     20.4                19.9
--------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                       $1,423.1            $1,289.8
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                    $  139.1            $  116.5
  Income taxes payable                                                           11.6                 5.1
  Short-term borrowings                                                          11.0                11.7
  Accrued liabilities                                                           129.0               118.8
--------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                             290.7               252.1
LONG-TERM DEBT                                                                    9.0                 9.1
NON-PENSION POSTRETIREMENT BENEFITS                                             172.8               169.8
PRODUCT WARRANTY AND SELF-INSURED RISKS                                          31.5                29.5
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                30.7                30.7
PENSION LIABILITIES                                                              13.8                13.1
--------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                     548.5               504.3
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Class A common stock, $1 par value; authorized 75,000,000
    shares; issued and outstanding 16,410,438 shares                             16.4                16.4
  Class B common stock, $1 par value; authorized 25,000,000
    shares; issued and outstanding 5,470,146 shares                               5.5                 5.5
  Capital in excess of par value                                                 29.9                29.9
  Retained earnings                                                             802.7               724.0
  Foreign currency translation adjustment                                        20.1                 9.7
--------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                            874.6               785.5
--------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,423.1            $1,289.8
==============================================================================================================





       The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)


(Dollars in millions                                     Three Months Ended             Nine Months Ended
   except per share amounts)                                September 30,                 September 30,
                                                         -------------------            ------------------
                                                         1995           1994            1995          1994
==============================================================================================================
INCOME:
  Net sales                                              $392.7         $355.0        $1,333.6       $1,166.2
  Interest income                                           6.3            8.7            21.8           20.0
  Other income                                              3.9            1.7             8.5            5.2
--------------------------------------------------------------------------------------------------------------
          TOTAL INCOME                                    402.9          365.4         1,363.9        1,191.4
--------------------------------------------------------------------------------------------------------------
EXPENSES:
  Cost of sales and operating expenses                    339.2          299.2         1,136.1          974.2
  Selling and administrative expenses                      21.7           20.8            69.5           64.5
  Interest expense                                          1.9            1.4             5.9            4.3
  Other expenses                                           --              0.4             0.1            2.1
--------------------------------------------------------------------------------------------------------------
          TOTAL EXPENSES                                  362.8          321.8         1,211.6        1,045.1
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                              40.1           43.6           152.3          146.3

Taxes on income                                            15.2           16.7            57.2           54.5
--------------------------------------------------------------------------------------------------------------
          NET INCOME                                     $ 24.9         $ 26.9        $   95.1       $   91.8
==============================================================================================================
          NET INCOME PER SHARE                           $ 1.14         $ 1.23        $   4.35       $   4.19
==============================================================================================================
          CASH DIVIDENDS DECLARED
             PER SHARE                                   $ 0.25         $ 0.20        $   0.75       $   0.60
==============================================================================================================





        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)


                                                                                          Nine Months Ended
(Dollars in millions)                                                                       September 30,
                                                                                        ---------------------
                                                                                        1995             1994
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 95.1           $ 91.8
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                      44.5             41.8
      Accounts receivable                                                               (37.2)           (36.0)
      Inventories                                                                        (3.5)           (24.1)
      Payables and accrued expenses                                                      36.2             30.9
      Other                                                                              (4.7)            12.8
-------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY OPERATIONS                                                   130.4            117.2
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (98.0)          (105.8)
-------------------------------------------------------------------------------------------------------------------
          CASH USED IN INVESTING ACTIVITIES                                             (98.0)          (105.8)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                        (16.4)           (13.1)
  Decrease in borrowings, net                                                            (1.6)            (5.7)
-------------------------------------------------------------------------------------------------------------------
          CASH USED IN FINANCING ACTIVITIES                                             (18.0)           (18.8)
-------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   2.1             10.8
-------------------------------------------------------------------------------------------------------------------
          INCREASE IN CASH AND CASH EQUIVALENTS                                          16.5              3.4

CASH AND CASH EQUIVALENTS:

          BEGINNING OF PERIOD                                                           283.2            313.2
-------------------------------------------------------------------------------------------------------------------
          END OF PERIOD                                                                $299.7           $316.6
===================================================================================================================





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

2.       Inventories consisted of:

         (Dollars in Millions)                                   September 30,           December 31,
                                                                     1995                   1994
         ==============================================================================================
         Raw material and work in process                           $156.6                 $147.6
         Finished goods                                               69.7                   74.3
         Supplies                                                     14.9                   13.4
         ----------------------------------------------------------------------------------------------
                                                                    $241.2                 $235.3
         ==============================================================================================

3.       The Company has been named by the U.S. Environmental Protection Agency
         (EPA) as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At September 30, 1995, the Company had an accrual of $30.8 million ($31.9 million at December 31, 1994) for the estimated costs associated with the cleanup of certain PCB contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including engineering samples taken in the Sheboygan River, and assumptions as to the areas that will have to be remediated along with the nature and extent of the remediation that will be required. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the Upper River, and only natural armoring and bioremediation in the Lower River and Harbor.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


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

         The Company, in cooperation with the Wisconsin Department of Natural Resources, is conducting an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. Certain test procedures are underway to assess the extent of contamination and to develop remedial options for the site. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off- site remediation requirements, if any, are not presently determinable.

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

On Moore, Smith & Dale Letterhead


November 8, 1995

INDEPENDENT ACCOUNTANTS' REPORT


Tecumseh Products Company
Tecumseh, Michigan


         We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of September 30, 1995, and the related consolidated condensed statements of income and cash flows for the three months and nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 17, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



 /s/    Moore, Smith & Dale
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

The Company's sales for the third quarter of 1995 reached $392.7 million and were 11% higher than the same period in 1994. Consolidated earnings of $24.9 million, or $1.14 per share, were down from the record setting $1.23 per share earned in the third quarter of 1994. The Company's refrigeration and air conditioning compressor business remained strong on a worldwide basis, but was offset by a weaker performance in the Company's North American engine business. Nine months earnings of $95.1 million, or $4.35 per share, compared favorably with $91.8 million, or $4.19 per share, for the same period in 1994.

The following table presents results by business segments:


                                                        Three Months Ended            Nine Months Ended
(Dollars in millions)                                      September 30,                September 30,
                                                        ------------------           -------------------
                                                        1995          1994           1995           1994
==============================================================================================================
NET SALES:
  Compressor Products                                  $266.6        $207.6        $  868.7       $  673.6
  Engine and Power Train Products                       107.6         128.2           393.4          418.6
  Pump Products                                          18.5          19.2            71.5           74.0
--------------------------------------------------------------------------------------------------------------
          TOTAL NET SALES                              $392.7        $355.0        $1,333.6       $1,166.2
==============================================================================================================

INCOME BEFORE TAXES ON INCOME:
  Compressor Products                                  $ 26.3        $ 18.8        $   89.7       $   67.4
  Engine and Power Train Products                        10.3          17.9            44.2           59.8
  Pump Products                                           1.7           2.5             9.7           11.7
  Corporate Expenses                                     (2.6)         (2.9)           (7.2)          (8.3)
  Net Interest Income                                     4.4           7.3            15.9           15.7
--------------------------------------------------------------------------------------------------------------
          INCOME BEFORE
              TAXES ON INCOME                          $ 40.1        $ 43.6        $  152.3       $  146.3
==============================================================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Compressor Products

The Company's worldwide Compressor Products sales for the third quarter of 1995 reached $266.6 million and were 28% higher than the previous year period. Recent and ongoing capacity expansion allowed the Company to make significant volume increases in air conditioning compressor shipments to help meet hot weather induced shortages in the U.S. and abroad. U.S. sales of the TP compressor for household refrigeration also had significant gains over the prior year. In North America, sales of unitary central air conditioning compressors were solid with double-digit growth, and U.S.-built exports, particularly to the Asia-Pacific region, gained over the previous year period. Strong European sales noted in the first and second quarters of 1995 continued into the third quarter. The Brazilian domestic demand remained strong for refrigeration products, despite a general weakening in consumer demand. Sales for the first nine months were 29% higher than the prior year period in 1994. The sales increase was principally due to higher sales volume discussed above and, to a lesser extent, due to the translation effect of a weaker U.S. dollar and to selling price increases.

Compressor Products operating margin was 9.9% for the third quarter of 1995 as compared to 9.1% for the previous year period. Raw material cost increases, start-up costs on new compressor lines and currency-driven reductions in export margins of the Company's Brazilian and French operations continued to offset the favorable effects of increased sales volume. These factors had similar effects on year-to-date margins, and are expected to continue into the fourth quarter of 1995.

Global demand for refrigeration and air conditioning products is expected to rise over the next several years as developing economies improve their standard of living. The Company is well into major capacity expansion programs in Tupelo, Mississippi (room air conditioning compressors), and Sao Carlos, Brazil (household refrigeration compressors) to meet the anticipated increase in worldwide demand. In addition, progress continues on the introduction of the new scroll compressor which is expected to have modest sales in 1996. These strategic investments may somewhat restrain short-term earnings growth but are expected to reap significant long-term benefits.

Overall financial results for the Company's Brazilian subsidiary in the third quarter of 1995 remained strong, primarily due to substantial sales increases in both its domestic and export markets. Margins decreased primarily as a result of a continued overvalued currency as compared to the U.S. dollar. For the third quarter of 1995, the Brazilian subsidiary contributed 20% of consolidated compressor sales and 41% of segment operating profit, versus 17% of consolidated compressor sales and 50% of segment operating profit in the same period in 1994. Although the country's 1994 economic program has been its most successful in recent history, economic uncertainties persist as it struggles with an economic slowdown resulting from very high consumer interest rates and significantly increased import tariffs on automobiles and certain other consumer durable goods.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Engine and Power Train Products

Worldwide Engine and Power Train Products sales were $107.6 million in the third quarter of 1995, a 16% decrease compared to the same period in 1994. Reduced snowfall levels in the winter of 1995 caused third quarter snow thrower engine sales to decline 36% as compared to the prior year period. This decrease was somewhat offset by increased European sales by the Company's Italian subsidiary, Tecumseh Europa. For the first nine months of 1995, the Company's Engine and Power Train Products sales were $393.4 million, a decrease of 6% over the prior year period. The year-to- date sales decrease was due to the lower snow thrower engine sales and a decrease in walk-behind lawn mower engines resulting from an unusually cool spring in the North East and North Central United States.

Volume reductions of higher margin snow product, coupled with higher aluminum prices caused third quarter operating margins to decrease to 9.5% as compared to 14% in the previous year period. Year-to-date operating margins decreased from 14.3% to 11.2% because of decreased snow thrower and walk-behind lawn mower engine sales along with the higher aluminum costs.

The cool spring, consumer economic uncertainty and summer drought have caused several lawn and garden customers to curtail production. This situation, coupled with the reductions in snow engine demand, will likely result in sig-nificantly lower engine sales for the fourth quarter, as compared with the same period in 1994.

Early next year, the Company plans to begin limited production of reduced exhaust emission engines and carburetors in a recently purchased manufacturing facility in Douglas, Georgia. Expansion of the existing structure is currently underway. Total planned investment for the facility is $40 million.

Pump Products

The Company's Pump Products sales for the third quarter and first nine months of 1995 were both 3% below the same periods in 1994. Margins have been somewhat reduced as the Company has worked aggressively to expand its product offering and customer base in increasingly competitive markets.

Interest Income

Interest income for the third quarter of 1995 was down from the same period in 1994 primarily due to lower financial income reported by the Company's Brazilian subsidiary. During the second quarter of 1995, the Company reduced its cash position in Brazil to better protect itself from potential currency devaluations. Additionally, real interest rates in Brazil were lower during the third quarter of 1995 than immediately after the currency conversion of June 30, 1994.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Income Taxes

The effective income tax rates were 37.9% for the third quarter and 37.6% for the first nine months of 1995, and were comparable with the same periods in 1994.



LIQUIDITY AND CAPITAL RESOURCES

The Company continued to maintain a strong and liquid financial position. Working capital of $528.4 million at September 30, 1995 was up from $504.2 million at December 31, 1994, and the ratio of current assets to current lia-bilities approximated 2.8. As with 1994, the Company's capital spending for the first nine months of 1995 was over twice the level of its depreciation. Total capital spending for the entire year of 1995 should approximate $140 million as the Company expects to substantially complete the three compressor investments discussed above along with expanding capacity of both its engine and pump businesses. Working capital requirements and planned capital expenditures for the remainder of 1995 and 1996 are expected to be financed through internally available funds, although the Company may utilize long-term financing arrangements in connection with various state investment incentives.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      None.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                                TECUMSEH PRODUCTS COMPANY
                                                      (Registrant)




Dated:   November 13, 1995              By:   /s/ JOHN H. FOSS
      ----------------------               ------------------------------------
                                                  John H. Foss
                                                  Vice President, Treasurer and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NO.                        DESCRIPTION                 PAGE NO.
-------                    -----------                 --------
EX-27        Financial Data Schedule