Form 10-K405
period 1995-12-31
TECUMSEH PRODUCTS CO
filed 1996-03-29
CIK 96831

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995        Commission File Number 0-452

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

Securities Registered Pursuant to Section 12(b) of the Act:       Securities Registered Pursuant to Section 12(g) of the Act:

                             Name of Each Exchange
   Title of Each Class        on Which Registered
   -------------------      -----------------------
                                                                     Class B Common Stock, $1.00 Par Value
                                                                     Class A Common Stock, $1.00 Par Value
         None                      None                              Class B Common Stock Purchase Rights
                                                                     Class A Common Stock Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
                                                  ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Registrant disclaims the existence of control and, accordingly, believes that as of March 1, 1996, all of the 5,470,146 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of March 1, 1996, held an aggregate of 2,279,244 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of March 1, 1996 (based on the closing price of $52.75 per share, as reported on the NASDAQ National Market System on such date) of the 3,190,902 shares then issued and outstanding held by non-affiliates was approximately $168,320,081.

          Numbers of shares outstanding of each of the Registrant's classes of Common Stock at March 15, 1996:

             Class B Common Stock, $1.00 Par Value:     5,470,146
             Class A Common Stock, $1.00 Par Value:    16,410,438

Certain information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 has been incorporated herein by reference in Parts I and II hereof. Certain information in the definitive proxy statement to be used in connection with the Registrant's 1996 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof. The
Exhibit Index is located on page 25.

================================================================================

                               TABLE OF CONTENTS

 Item                                                                                                 Page
 ----                                                                                                 ----
                                                                PART I
  1.             Business                                                                              3

                 Executive Officers of the Registrant                                                 13

  2.             Properties                                                                           14

  3.             Legal Proceedings                                                                    14

  4.             Submission of Matters to a Vote of Security Holders                                  15

                                                               PART II
  5.             Market for the Company's Common Equity and Related Stockholder Matters               16

  6.             Selected Financial Data                                                              16

  7.             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                         16

  8.             Financial Statements and Supplementary Data                                          16

  9.             Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                                          16

                                                               PART III
 10.             Directors and Executive Officers of the Company                                      17

 11.             Executive Compensation                                                               17

 12.             Security Ownership of Certain Beneficial Owners and Management                       17

 13.             Certain Relationships and Related Transactions                                       17

                                                               PART IV
 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K                      18

                 Signatures                                                                           23

                 Exhibit Index                                                                        25

                                     PART I


                               ITEM 1.  BUSINESS

GENERAL

                 Tecumseh Products Company ("the Company") is a full-line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. The Company believes it is the largest independent producer of hermetically sealed compressors in the world, as well as one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications. The Company also produces an extensive line of pumps. The Company's products are sold in over 100 countries around the world.

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

FOREIGN OPERATIONS AND SALES

                 In recent years, international operations and sales have become increasingly important to the Company's business as a whole. In 1995, sales to customers outside the United States represented approximately 50% of total consolidated net sales. Additionally, a substantial portion of the Company's products are manufactured overseas. Compressor products are produced by the Company's plants in both Brazil and France, while engines are produced in Italy.

                 Products sold outside the United States are manufactured at both U.S. and foreign plants. The Company's European compressor subsidiary, L'Unite Hermetique, S.A. ("L'Unite Hermetique"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. Sociedade Intercontinental De Compressores Hermeticos-SICOM, Ltda. ("SICOM"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America and, to a lesser extent, in North America and Europe. In the engine business, the Company's two principal markets are North America, which is generally served by the Company's U.S. manufacturing operations, and Europe, which is served both by the manufacturing operations of the Company's European engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa"), in Italy and, to a lesser extent, by U.S. export sales.

                 Of the Company's sales to customers outside the United States in 1995, approximately 36% were to customers of compressor and engine products in Europe. Sales of compressors are also significant in markets in Latin America, Asia and the Far East.

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

                 These considerations are especially significant in the context of the Company's Brazilian operations given the importance of SICOM's performance to the Company's total operating results. Political, social, and economic conditions in Brazil are less stable than those which prevail in the United States and many other countries. Though SICOM has experienced favorable operating results for the past several years, its performance over the longer term has sometimes varied dramatically from year to year as a result of unstable conditions in Brazil. For example, in 1990 SICOM incurred significant losses due to a government imposed economic stabilization program. In comparison to its domestic operations, the Company believes its Brazilian business offers the potential for greater rewards but with a correspondingly higher degree of risk.

                 On November 21, 1995, the Company announced that it has signed a memorandum of understanding with Siel Limited of New Delhi, India, for the creation of a joint venture to manufacture refrigeration and air conditioning compressors in India. Subject to execution of a mutually satisfactory definitive agreement and all necessary approvals, the Company and Siel plan a substantial expansion of Siel's existing compressor manufacturing facility in Hyderabad, India, which currently builds compressors under a license agreement with the Company. Once expanded and fully equipped, the facility is expected to produce over one million compressors annually.

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

                 PRODUCT LINE

                 The Company manufactures and sells a wide variety of traditional, reciprocating compressors suitable for use in all of the market segments described above. There is increasing worldwide demand for commercial and household refrigeration and freezer compressors that utilize HFC-134a, a non-CFC refrigerant. During 1995 the Company continued to increase its production of compressor products that utilize this and other non-ozone depleting refrigerants. The new TP compressor, which uses refrigerant HFC-134a, experienced significant sales gains in the U.S. household refrigerator and freezer market in 1995.

                 The Company also produces rotary compressors for use in room air conditioning applications. Rotary compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating designs. In 1995 the Company continued to ramp up production of a new line of smaller room air conditioning rotary compressors for use primarily in portable window units and recreational vehicles. With this new product offering, the Company has a full complement of rotary product ranging from 5,000 to 18,000 BTU/Hr.

                 Scroll compressors offer energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial applications. The Company does not currently offer scroll compressors while its principal unitary air conditioning competitors do, which the Company believes puts it at a competitive disadvantage. The

Company has made a significant investment in a scroll compressor facility in Tecumseh, Michigan and since late 1994 has been producing limited amounts of scroll product for development and testing. Recent design modifications in response to customer feedback from field testing, have delayed commercial production of this product. Further customer field tests will be conducted during the summer of 1996, but the Company does not expect this line to significantly contribute to revenues before 1997.

                 MANUFACTURING OPERATIONS

                 Compressor Products manufactured in the Company's U.S. plants accounted for approximately 50% of 1995 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil and France. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials essential to the conduct of business are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply and the required raw materials and purchased components have generally been available in sufficient quantities.

                 SALES AND MARKETING

                 The Company markets its Compressor Products globally under the "Tecumseh" brand, as well as under the "SICOM" brand and the "L'Unite Hermetique" brand.

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

                 Substantially all of the Company's sales of Compressor Products for room air conditioning applications and for household refrigeration and freezers are to OEMs. Sales of Compressor Products for unitary central air conditioning systems and commercial applications include substantial amounts of both OEM and aftermarket customers.

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

                 The Company has a joint venture with Bitzer Kuhlmaschinenbau GmbH ("Bitzer") of Germany for the purpose of marketing Bitzer's extensive lines of semi-hermetic and open drive piston and screw-type compressor products throughout North America. Product is marketed under the "Tecumseh-Bitzer" brand, using existing marketing and distribution systems.

                 The Company has over 1,200 customers for Compressor Products, the majority of which are commercial customers. In 1995, the two largest customers for Compressor Products accounted for 9.3% and 8.6%, respectively, of consolidated net sales of the Company's Compressor Products, or 6.1% and 5.7%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the present business relationships with all major customers have existed for a substantial period of time.

                 In 1995, approximately 37% of the Compressor Products produced by the Company in its U.S. plants were exported to foreign countries. The Company exports to over 100 countries worldwide. Approximately two-thirds of these exported products were sold in the Far and Middle East.

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

                 Several important OEMs in the unitary air conditioning market have decided to significantly reduce the use of traditional reciprocating compressors as part of an industry trend toward the use of scroll compressors. Copeland Corporation and other compressor manufacturers have had a scroll compressor as part of their product lines for some time. During 1995, Carrier Corporation, a subsidiary of United Technologies Corporation, a major OEM which also produces scroll compressors, announced a joint venture to produce scroll compressors with Bristol, which the Company believes will further intensify competition in this important market. As discussed in the product line section, the Company has made a significant investment in a scroll compressor facility in Tecumseh, Michigan and is currently testing scroll products of its own design. The Company believes that successful introduction of this product is necessary to maintain its participation in the unitary compressor market.

                 In the domestic room air conditioning compressor market, the Company competes primarily with foreign companies, which import compressors to the United States but also have U. S. manufacturing capabilities. The Company also competes to a lesser extent with U. S. manufacturers. Competitors include Matsushita Electric Industrial Corporation and Sanyo Electric Trading Company, among others.

                 In the domestic markets for water coolers, dehumidifiers, vending machines, refrigerated display cases and other commercial refrigeration products, the Company competes primarily with manufacturers from the Far East, Europe and South America, and to a lesser extent, the United States. Competitors include Matsushita Electric Industrial Corporation, Danfoss Inc., Embraco, S.A. and Copeland Corporation, among others.

                 The household refrigerator and freezer market is vertically integrated with white good producers manufacturing a substantial portion of their compressor needs. The non-captive portion of the household refrigerator and freezer segment is substantially dominated by Far Eastern manufacturers, which import compressors to the United States but are also increasing U.S. manufacturing capabilities. Non-captive and captive competitors include Matsushita Electric Industrial Corporation, Embraco S.A., Danfoss Inc. and AB Electrolux, among others.

                 In the geographic regions in which the Company supplies a significant portion of its domestically produced export compressors, the primary competitors are Bristol, Copeland Corporation and Far East manufacturers, most of which are substantially larger and have greater resources than the Company.

                 L'Unite Hermetique sells the major portion of its manufactured compressors in Western Europe, and competes in those markets primarily with several large European manufacturers, some of which are captive suppliers, and to a lesser but increasing extent, with manufacturers from the Far East. Competitors include AB Electrolux, Embraco S.A. and Danfoss Inc., among others.

                 SICOM sells the major portion of its manufactured compressors in Brazil and other Latin American countries and competes directly with Embraco S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America.

                 The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations.

                 NEW REGULATORY REQUIREMENTS

                 Chloroflourocarbon compounds ("CFCs"), the primary refrigerants used in household refrigerators and freezers and in commercial refrigeration equipment, have been identified as one of the leading factors causing depletion of the Earth's ozone layer. Under a 1992 international agreement, production of CFCs in developed countries was phased out January 1, 1996. The

U.S. government has approved several replacement refrigerants, including HFC-134a, HFC-404A, and HFC-507, among others. The Company began producing compressors using alternative refrigerants for the commercial refrigeration market in late 1992 and for the refrigerator and freezer market during 1994. The Company believes that its rapid development of product using non-CFC refrigerant technology has improved its competitive position in these markets.

                  Hydrochlorofluorocarbon compounds ("HCFCs") are used as a refrigerant in air conditioning systems. Under a 1992 international agreement, HCFCs will be banned from new equipment beginning in 2010. The Company believes, however, that in practice, the replacement of HCFCs will accelerate due to the expected availability of alternative refrigerants with better performance characteristics than HCFCs. It is not presently possible to estimate the level of expenditures which will be required to meet industry trends or the effect on the Company's competitive position.

                 Pursuant to the National Appliance Energy Conservation Act of 1987 (the "NAECA") the U.S. government will require higher energy efficiency ratings on room air conditioning products and on refrigerator and freezer products. These standards have not been finalized, and are expected to be issued in 1997 for staggered implementation starting in 1999 and running through 2005. It is not presently possible to estimate the level of expenditures which will be required to meet the new standards or the effect on the Company's competitive position.

ENGINE AND POWER TRAIN PRODUCTS

                 Small gasoline engines account for a majority of the net sales of the Company's Engine and Power Train Products segment. The Company manufactures gasoline engines, both two- and four-cycle types, with aluminum die cast bodies ranging in sizes from 1.6 through 16.5 horsepower and with cast iron bodies ranging in size from 12 through 18 horsepower. These engines are used in a broad variety of consumer products, including lawn mowers (both riding and walk-behind types), snow throwers, small lawn and garden tractors, small power devices used in outdoor chore products, generators, pumps and certain self-propelled vehicles. The Company's power train products include transmissions, transaxles and related parts used principally in lawn and garden tractors and riding lawn mowers.

                 MANUFACTURING OPERATIONS

                 The Company manufactures engines and related components in its four plants in the United States and one plant in Italy. All of the Company's power train products are manufactured in one facility in the United States. In June of 1995 the Company announced the purchase and planned expansion of a manufacturing facility in Douglas, Georgia. The Douglas facility will build reduced exhaust emission engines and carburetors and is expected to commence limited production in 1996. Operations of the Company in this segment are partially vertically integrated as the Company produces most of its plastic parts and carburetors, as well as a substantial portion of the aluminum diecastings used in its engines and power train products.

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

                 Sales to the Company's largest customer accounted for approximately 6% of the Company's 1995 consolidated net sales and approximately 21% of its net sales of Engine and Power Train Products. Sales to the Company's second largest customer in this segment accounted for approximately 17% of the segment's net sales in 1995 and 5% of the Company's 1995 consolidated net sales. Loss of either of the Company's two largest customers would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company's business as a whole. There are no long-term contracts between the Company and its major customers in this segment, but the present business relationships have existed for a substantial period of time.

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

                 NEW EMISSION STANDARDS

                 The U.S. Environmental Protection Agency ("EPA") is developing emission standards for utility engines which include the two- and four-cycle engines produced by the Company. The development consists of two phases.
Phase I standards have an effective date of September 1, 1996, but contain provisions that permit manufacture of non-conforming engines through September 1, 1997. The Company believes that it will be prepared to meet the EPA phase I standards with competitively priced engines. Negotiations of the EPA Phase II standards are currently in process. It is not currently possible to determine the compliance cost thereof nor the impact on the competitive position of the Company.

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

                 The Company's other pump subsidiary, MP Pumps Inc. ("MP Pumps"), manufactures and sells a variety of heavy duty centrifugal pumps ranging in capacity from 15 to 3,700 gallons per minute, that are used in the agricultural, marine and transportation industries and in a variety of commercial and industrial end products. MP Pumps sells both to OEMs, which incorporate its pumps into their end products, and through an extensive network of distributors located throughout the United States, which sell to end-users. A limited number of pumps are also sold to departments and agencies of the U.S. government. Most of MP Pumps' products are sold in the United States. MP Pumps markets its products through its own sales staff under the "Jaeger" and "MP Pumps" brand names.

                 The pump industry is highly fragmented, with many relatively small producers competing for sales. Little Giant has been particularly successful in competing in this industry by targeting specific market niches where opportunities exist and then designing and marketing corresponding products.

BACKLOG, CUSTOMERS AND SEASONAL VARIATIONS

                 Most of the Company's production is against short-term purchase orders, and backlog is not significant to its business.

                 In 1995, 11% of consolidated sales represented engine and compressor sales to customers under the common control of AB Electrolux.

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

RESEARCH AND DEVELOPMENT

                 The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company expended approximately $30.1 million, $27.8 million and $24.9 million during 1995, 1994 and 1993 on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

ENVIRONMENTAL LEGISLATION

                 The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. The Company is also participating with the EPA and various state agencies in investigating possible remedial action that may be necessary at other sites. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1995 for a discussion of the impact of these matters on the Company's financial condition and results of operations. Also see Item 3. Legal Proceedings.

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

                 The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 1995, 1994 and 1993 appear under the caption "Business Segment Data" of the Company's Annual Report to Shareholders for the year ended December 31, 1995 and are incorporated herein by reference.

EMPLOYEES

                 On December 31, 1995 the Company employed approximately 15,600 persons, 47% of which were employed in foreign locations. Approximately 4,200 of the U.S. employees were represented by labor unions, with no more than approximately 1,700 persons represented by the same union. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation; during 1995, the maximum number of persons employed at one time was approximately 16,000 and the minimum was 15,200.

                 The Company believes it has a good relationship with its employees.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

                 The following are the executive officers of the Company.

                                                                                     PERIOD OF SERVICE
                 NAME AND AGE                      OFFICE OR POSITION HELD             AS AN OFFICER
                 ------------                      -----------------------             -------------
                 Kenneth G. Herrick, 74    Chairman of the Board of Directors (1)       Since 1966
                 Todd W. Herrick, 53       President and Chief Executive Officer (2)    Since 1974
                 John H. Foss, 53          Vice President, Treasurer, and Chief         Since 1979
                                              Financial Officer
                 Harry L. Hans, 62         Group Vice President - Engine and Power      Since 1979
                                              Train Components (3)

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

(3)  Since 1986.  Served as Executive Vice President from 1979 until 1986.

                              ITEM 2.  PROPERTIES

The Company's headquarters are located in Tecumseh Michigan, approximately 50 miles southwest of Detroit. At December 31, 1995 the Company had 29 principal properties worldwide occupying approximately 7.2 million square feet with the majority, approximately 6.8 million square feet devoted to manufacturing. Ten facilities with approximately 2.6 million square feet were located in four countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's three principal business segments.

                                                    Approximate Floor
                    Industry Segment               Area in Square Feet
                    ----------------               -------------------
                 Compressor Products                     4,870,000
                 Engine and Power Train Products         1,748,000
                 Pump Products and Other                   481,000

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



                           ITEM 3.  LEGAL PROCEEDINGS

     The Company has been named by the U.S. EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. This matter is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1995, both of which are incorporated herein by reference. As pointed out in Note 9, the ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

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



          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


                ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

     The information under the captions "Financial Summary" and "Information Concerning Equity Securities" of the Company's Annual Report to Shareholders for year ended December 31, 1995 is incorporated herein by reference. As of March 1, 1996, there were 1,041 holders of record of the Company's Class A common stock and 927 holders of the Class B common stock.



                        ITEM 6.  SELECTED FINANCIAL DATA

     The information under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.



                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.



              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information on pages 16 to 27, inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference. See Item 14 of this report for financial statement schedules.



                   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information pertaining to directors under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders is incorporated herein by reference.
Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report.



                        ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors - Compensation of Directors" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders is incorporated herein by reference.



                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Principal Shareholders" and "Election of Directors - Ownership by Management of Equity Securities" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders is incorporated herein by reference.



            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV


                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) The following described financial statements, notes and report on pages 16 through 25 of the Company's Annual Report to Shareholders for the year ended December 31, 1995:

          -    Report of Independent Accountants

          -    Consolidated Balance Sheets as of December 31, 1995 and 1994

          - Statements of Consolidated Income for the years ended December 31, 1995, 1994 and 1993

          - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

          - Statements of Consolidated Cash Flows for the years ended December 31, 1995, 1994 and 1993

          -    Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules:

     Schedule                                                                  Form 10-K
     Number               Description                                        Page Reference
     ------               -----------                                        --------------
     II        Valuation and Qualifying Accounts                                  22

Schedules other than those listed above are omitted because they are either not applicable or are not required.

     (3)  Exhibits:

   Exhibit
   Number                 Description
   ------                 -----------
     (2)       (not applicable)

     (3)(a)    The Company's Restated Articles of Incorporation as in effect prior to April 22, 1992 (filed as Exhibit (3) to Annual
               Report on Form 10-K for the year ended December 31, 1991 (Commission File no. 0-452) and incorporated herein by reference)

     (3)(b)    Certificate of Amendment to the Company's Restated Articles of Incorporation adopted April 22, 1992 (filed as Exhibit
               B-5 to Form 8 Amendment No. 1 dated April 22, 1992 to Form 10 Registration Statement dated April 24, 1965 (Commission
               File No. 0-452) and incorporated herein by reference)

     (3)(c)    Company's Amended and Restated Bylaws as amended through February 23, 1994 (filed as Exhibit (3)(c) to Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File No. 0-452) and incorporated herein by reference)

     (4)       [Note:  No instruments defining the rights of holders of long-term debt are being filed because no such instrument authorizes a total amount of securities which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis.  The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.]

     (9)       (not applicable)

     (10)(a)   Amended and Restated Class B Rights Agreement (filed as Exhibit 4 to Form 8 Amendment No. 1 dated April 22, 1992 to
               Form 8-A registering Common Stock Purchase Rights dated January 23, 1991 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(b)   Amendment No. 1 to Amended and Restated Class B Rights Agreement (filed as Exhibit 4 to Form 8 Amendment No. 2 dated
               October 2, 1992 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991 (Commission File No.
               0-452) and incorporated herein by reference)

     Exhibit
     Number               Description
     ------               -----------
     (10)(c)   Amendment No. 2 to Amended and Restated Class B Rights Agreement (filed as Exhibit 4 to Form 8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991 (Commission File No.
               0-452) and incorporated herein by reference)

     (10)(d)   Class A Rights Agreement (filed as Exhibit 4 to Form 8-A registering Class A Common Stock Purchase Rights dated April
               22, 1992 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(e)   Amendment No. 1 to Class A Rights Agreement (filed as Exhibit 4 to Form 8 Amendment No. 1 dated October 2, 1992 to
               Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(f)   Amendment No. 2 to Class A Rights Agreement (filed as Exhibit 4 to Form 8-A/A Amendment No. 2 dated June 22, 1993 to
               Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(g)   Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (filed as Exhibit (10)(f)
               to Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File No. 0-452) and incorporated herein by reference)

     (10)(h)   Management Incentive Plan, as amended through November 22, 1995 (management contract or compensatory plan or arrangement)

     (10)(i)   Supplemental Executive Retirement Plan effective January 1, 1995 (management contract or compensatory plan or arrangement) (filed as Exhibit (10)(l) to Annual Report on Form 10-K for the year ended December 31, 1994 (Commission
               File No. 0-452) and incorporated herein by reference)

     (11)      (not applicable)

     (12)      (not applicable)

     Exhibit
     Number               Description
     ------               -----------
     (13)      Portions of Tecumseh Products Company Annual Report to Shareholders for the year ended December 31, 1995, incorporated by reference herein

     (16)      (not applicable)

     (18)      (not applicable)

     (21)      Subsidiaries of the Company

     (22)      (not applicable)

     (23)      Report and Consent of Certified Public Accountants

     (24)      (not applicable)

     (27)      Financial Data Schedule

     (28)      (not applicable)

     (99)      (not applicable)

(b) No Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES


                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                             (Dollars in millions)



                Column A         Column B                  Column C                  Column D         Column E
             --------------------------------------------------------------------------------------------------------
                                                          Additions
                                                -------------------------------
                                 Balance at       Charged to       Charged to        Additions       Balance at
                                 Beginning         Costs and          Other             and            End of
               Description       of Period         Expenses         Accounts       (Deductions)        Period
             --------------------------------------------------------------------------------------------------------
                Allowance for doubtful
                   accounts, deducted from
                   accounts receivable in the
                   balance sheet:                                                         (A)
                      1995         $5.8              $1.5                              ($0.4)           $6.9

                      1994         $5.3              $0.9                              ($0.4)           $5.8

                      1993         $4.4              $1.7                              ($0.8)           $5.3





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


                                    TECUMSEH PRODUCTS COMPANY




                                    By /s/ Todd W. Herrick
                                      ----------------------------------------
                                         Todd W. Herrick
                                         President and Chief Executive Officer





Dated:    March 27, 1996

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

                                                                                 Date
    Signature                                        Office                   of signing
    ---------                                       -------                   ----------


---------------------------                Chairman of the                   March 27, 1996
Kenneth G. Herrick                         Board of Directors

/s/ Todd W. Herrick
---------------------------                President, Chief                  March 27, 1996
Todd W. Herrick                            Executive Officer
                                           (Principal Executive
                                           Officer) and Director
/s/ Peter M. Banks
---------------------------                Director                          March 27, 1996
Peter M. Banks

/s/ Jon E. Barfield
---------------------------                Director                          March 27, 1996
Jon E. Barfield

/s/ John H. Foss
---------------------------                Vice President, Treasurer         March 27, 1996
John H. Foss                               and Chief Financial Officer
                                           (Principal Accounting
                                           and Principal Financial
                                           Officer) and Director
/s/ J. Russell Fowler
---------------------------                Director                          March 27, 1996
J. Russell Fowler

/s/ John W. Gelder
---------------------------                Director                          March 27, 1996
John W. Gelder

/s/ Stephen L. Hickman
---------------------------                Director                          March 27, 1996
Stephen L. Hickman

/s/ Dean E. Richardson
---------------------------                Director                          March 27, 1996
Dean E. Richardson

                                 EXHIBIT INDEX


Exhibit
Number
------
(10)(h)   Management Incentive Plan, as amended through November 22, 1995
          (management contract or compensatory plan or arrangement)

(13) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995, incorporated by reference herein

(21)      Subsidiaries of the Company

(23)      Report and Consent of Certified Public Accountants

(27)      Financial Data Schedule