Form 10-Q
period 1996-03-31
TECUMSEH PRODUCTS CO
filed 1996-05-09
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
                  For the quarterly period ended March 31, 1996


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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class of Stock                 Outstanding at April 30, 1996
     -------------------------------------  ------------------------------

     Class B Common Stock, $1.00 par value        5,470,146
     Class A Common Stock, $1.00 par value       16,410,438



                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)


(Dollars in millions)                                                              MARCH 31,          December 31,
                                                                                    1996                 1995
==================================================================================================================
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $229.8            $261.6
Accounts receivable, trade, less allowance for doubtful
accounts of $7.0 million in 1996 and $6.9 million in 1995                              324.5             225.5
Inventories                                                                            247.2             260.0
Deferred income taxes                                                                   34.4              33.9
Other current assets                                                                    12.4              10.2
- ------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                   848.3             791.2
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
accumulated depreciation of $425.9 million in 1996
and $419.1 million in 1995                                                             495.3             477.0
EXCESS OF COST OVER ACQUIRED NET ASSETS                                                 59.1              60.9
DEFERRED INCOME TAXES                                                                   19.9              19.9
PREPAID PENSION EXPENSE                                                                 39.6              37.6
OTHER ASSETS                                                                            21.3              21.0
- ------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $1,483.5          $1,407.6
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable, trade                                                               $143.8            $129.5
Income taxes payable                                                                    27.2               7.5
Short-term borrowings                                                                   23.1              13.5
Accrued liabilities                                                                    125.9             119.4
- ------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                              320.0             269.9
LONG-TERM DEBT                                                                          14.4              14.7
NON-PENSION POSTRETIREMENT BENEFITS                                                    175.4             174.0
PRODUCT WARRANTY AND SELF-INSURED RISKS                                                 33.3              30.0
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                       27.7              27.3
PENSION LIABILITIES                                                                     14.9              14.6
- ------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                      585.7             530.5
- ------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Class A common stock, $1 par value; authorized 75,000,000
shares; issued and outstanding 16,410,438 shares                                        16.4              16.4
Class B common stock, $1 par value; authorized 25,000,000
shares; issued and outstanding 5,470,146 shares                                          5.5               5.5
Capital in excess of par value                                                          29.9              29.9
Retained earnings                                                                      833.3             808.0
Foreign currency translation adjustment                                                 12.7              17.3
- ------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             897.8             877.1
- ------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,483.5          $1,407.6
==================================================================================================================

       The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)



(Dollars in millions                  Three Months Ended
except per share amounts)                  March 31,
                                      ------------------
                                        1996       1995
==========================================================
INCOME:
Net sales                              $496.2     $473.6
Interest income                           5.3        8.2
Other income                              2.1        1.6
- ---------------------------------------------------------
   TOTAL INCOME                         503.6      483.4
- ---------------------------------------------------------
EXPENSES:
Cost of sales and operating expenses    428.5      401.8
Selling and administrative expenses      24.9       23.8
Interest expense                          1.9        2.0
Other expenses                            0.1        0.1
- ---------------------------------------------------------
   TOTAL EXPENSES                       455.4      427.7
- ---------------------------------------------------------
INCOME BEFORE TAXES ON INCOME            48.2       55.7
Taxes on income                          17.2       20.8
- ---------------------------------------------------------
   NET INCOME                           $31.0      $34.9
=========================================================
   NET INCOME PER SHARE                 $1.42      $1.59
=========================================================
CASH DIVIDENDS DECLARED
   PER SHARE                            $0.26      $0.25
=========================================================



The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)



                                                           Three Months Ended
(Dollars in millions)                                          March 31,
                                                            1996       1995
=============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $31.0      $34.9
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                            15.7       15.1
   Accounts receivable                                    (100.3)     (80.0)
   Inventories                                              12.2      (12.0)
   Payables and accrued expenses                            43.2       61.6
   Other                                                    (1.6)       1.6
- -----------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS                             0.2       21.2
- -----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                      (33.8)     (34.6)
- -----------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                          (33.8)     (34.6)
- -----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                              (5.7)      (5.5)
Increase in borrowings, net                                  9.7        2.1
- -----------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              4.0       (3.4)
- -----------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (2.2)       7.0
- -----------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                      (31.8)      (9.8)
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD                                        261.6      283.2
- -----------------------------------------------------------------------------
END OF PERIOD                                             $229.8     $273.4
=============================================================================



The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 1995 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1995. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

     The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Ciulla, Smith & Dale, the Company's independent certified public accountants, as described in their report contained elsewhere herein.

2.   Inventories consisted of:


(Dollars in Millions)                  MARCH  31,     December 31,
                                          1996            1995
==================================================================
Raw material and work in process         $155.5          $162.8
Finished goods                             75.4            80.4
Supplies                                   16.3            16.8
- ------------------------------------------------------------------
                                         $247.2          $260.0
==================================================================

3.   The Company has been named by the U.S. Environmental Protection Agency
     (EPA) as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At March 31, 1996, the Company had an accrual of $30.4 million ($30.1 million at December 31, 1995) for the estimated costs associated with the cleanup of certain PCB contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including engineering samples taken in the Sheboygan River, and assumptions as to the areas that will have to be remediated along with the nature and extent of the remediation that will be required. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the Upper River, and only natural armoring and bioremediation in the Lower River and Harbor.

      The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site in the third quarter of 1996, but the ultimate resolution of the matter may take much longer. Ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

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

On Ciulla, Smith & Dale Letterhead


May 2, 1996

INDEPENDENT ACCOUNTANTS' REPORT


Tecumseh Products Company
Tecumseh, Michigan


     We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of March 31, 1996, and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 16,1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



 /s/ Ciulla, Smith & Dale, LLP
- --------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

The Company's consolidated sales increased 5% to a record level of $496.2 million in the first quarter of 1996 as compared to the same period in 1995. Despite sales gains, consolidated earnings for the first quarter decreased 11% to $31.0 million, or $1.42 per share, as compared to $1.59 per share for the first quarter of 1995. As anticipated, earnings were constrained as the Company continues to expand capacity and develop and introduce new products. The recent and ongoing investments in new products, major capacity expansion programs and development of new compressor joint ventures in the Far East are all part of the Company's strategic plan to meet expected growth in worldwide demand for refrigeration and air conditioning products. Short-term earnings growth will be somewhat slowed but the Company expects significant long-term benefits from its new products and increased presence in the growing global markets.

The following table presents results by business segments:


                                    Three Months Ended
(Dollars in millions)                   March 31,
                                     1996       1995
========================================================
NET SALES:
Compressor Products                   $312.7     $283.3
Engine and Power Train Products        154.3      160.6
Pump Products                           29.2       29.7
- --------------------------------------------------------
    TOTAL NET SALES                   $496.2     $473.6
========================================================
INCOME BEFORE TAXES ON INCOME:
Compressor Products                    $25.8      $26.4
Engine and Power Train Products         17.2       20.5
Pump Products                            4.3        4.8
Corporate Expenses                      (2.5)      (2.2)
Net Interest Income                      3.4        6.2
- --------------------------------------------------------
    TOTAL INCOME BEFORE
      TAXES ON INCOME                  $48.2      $55.7
========================================================

Compressor Products

The Company's worldwide Compressor Products sales for the first quarter of 1996 reached $312.7 million and were 10% higher than the previous year period.
Sales of North American produced compressors both for domestic and export markets showed strong sales gains, driven principally by two factors.
Worldwide demand for room air
conditioners remained high as inventories were replenished after the unusually warm summer of 1995. Sales increases in this sector were primarily in the Company's recently introduced small rotary compressor. North American demand for central unitary air conditioners was also strong due to growth in housing starts. U.S. sales of Brazilian built TP household refrigerator compressors also had significant gains over the prior year period. European compressor sales had modest sales gains while the Company's Brazilian subsidiary continued to experience strong domestic demand for refrigeration products.

Compressor Products operating margin was 8.3% for the first quarter of 1996, as compared to 9.3% for the first quarter of 1995. Higher costs for components and raw materials as well as operating inefficiencies and start-up costs relating to new product sales were the principal factors in this margin reduction.

For the first quarter of 1996, the Company's Brazilian subsidiary contributed 17% of consolidated compressor sales and 32% of segment operating profit, versus 18% of consolidated compressor sales and 31% of segment operating profit
for the same period in 1995.   The operating results for the Company's
Brazilian subsidiary remained strong, due to continued high levels of domestic demand for refrigeration products. Although Brazil's current economic program has been successful in controlling inflation and lifting consumer confidence, it has also resulted in an artificially strong currency which is expected to continue to exert pressure on operating margins.

Engine and Power Train Products

Worldwide Engine and Power Train Products sales were $154.3 million in the first quarter of 1996, a 4% decrease over the prior year period. The decrease was due primarily to the lack of snow engine sales in the first quarter of 1996, as compared to unusually high snow engine sales in the first quarter of 1995 to fill depleted distribution channels. The decrease in higher margin snow product sales, higher raw material costs and new product start-up costs caused operating margins to decrease to 11.1% as compared to 12.8% in the prior year period.

Pump Products

     Pump Products sales for the first quarter of 1996 were $29.2 million and were essentially flat with the prior year period. Margins declined somewhat as a result of unrecovered material cost increases.

Interest Income

     Net interest income for the first quarter of 1996 decreased $2.8 million from the first quarter of 1995 due to lower financial income reported by the Company's Brazilian subsidiary. During the second quarter of 1995, the Company reduced its cash position in Brazil to provide some protection from potential currency devaluations.

LIQUIDITY AND CAPITAL RESOURCES

The Company continued to maintain a strong and liquid financial position. Working capital of $528.3 million at March 31, 1996 was up from $521.3 million at December 31, 1995, and the ratio of current assets to current liabilities approximated 2.7. First quarter capital spending of $33.8 million included expenditures for a new engine facility in Georgia and expansion of the TP compressor line in Brazil. Total capital spending for 1996 should approximate $125-150 million. Working capital requirements and planned capital expenditures for the remainder of 1996 and early 1997 are expected to be financed through internally available funds, although the Company may utilize long-term financing arrangements in connection with various state investment incentives.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.









                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                             TECUMSEH PRODUCTS COMPANY
                                             -------------------------
                                                    (Registrant)





Dated:   May 8, 1996               By:   /s/   JOHN H. FOSS
      --------------------               ------------------------
                                                  John H. Foss
                                                  Vice President, Treasurer and
                                                    Chief Financial Officer

                                     Exhibit Index
                                     -------------




Exhibit No.                     Description
- -----------                     -----------
    27                          Financial Data Schedule
