Form 10-Q
period 1996-06-30
TECUMSEH PRODUCTS CO
filed 1996-08-14
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended June 30, 1996

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

                       Class of Stock             Outstanding at July 31, 1996
- -------------------------------------------------------------------------------
         Class B Common Stock, $1.00 par value                 5,470,146
         Class A Common Stock, $1.00 par value                16,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)

(Dollars in millions)                                                   JUNE 30,          December 31,
                                                                          1996                1995
======================================================================================================
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $244.9              $261.6
  Accounts receivable, trade, less allowance for doubtful
    accounts of $7.1 million in 1996 and $6.9 million in 1995             300.4               225.5

  Inventories                                                             249.4               260.0
  Deferred income taxes                                                    34.4                33.9
  Other current assets                                                      9.4                10.2
- ------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                            838.5               791.2
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $433.5 million in 1996
  and $419.1 million in 1995                                              505.5               477.0

EXCESS OF COST OVER ACQUIRED NET ASSETS                                    57.5                60.9
DEFERRED INCOME TAXES                                                      19.6                19.9
PREPAID PENSION EXPENSE                                                    41.9                37.6
OTHER ASSETS                                                               22.0                21.0
- ------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                 $1,485.0            $1,407.6
======================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                              $  136.6            $  129.5
  Income taxes payable                                                     10.3                 7.5
  Short-term borrowings                                                     8.4                13.5
  Accrued liabilities                                                     141.6               119.4
- ------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                       296.9               269.9
LONG-TERM DEBT                                                             13.7                14.7
NON-PENSION POSTRETIREMENT BENEFITS                                       176.9               174.0
PRODUCT WARRANTY AND SELF-INSURED RISKS                                    31.1                30.0
ACCRUAL FOR ENVIRONMENTAL MATTERS                                          27.7                27.3
PENSION LIABILITIES                                                        15.0                14.6
- ------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                               561.3               530.5
- ------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
  Class A common stock, $1 par value; authorized 75,000,000
    shares; issued and outstanding 16,410,438 shares                       16.4                16.4

  Class B common stock, $1 par value; authorized 25,000,000
    shares; issued and outstanding 5,470,146 shares                         5.5                 5.5

  Capital in excess of par value                                           29.9                29.9

  Retained earnings                                                       861.5               808.0

  Foreign currency translation adjustment                                  10.4                17.3
- ------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                      923.7               877.1
- ------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $1,485.0            $1,407.6
======================================================================================================


       The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)


(Dollars in millions                               Three Months Ended            Six Months Ended
  except per share amounts)                             June 30,                      June 30,
                                                  --------------------           ------------------
                                                  1996           1995             1996         1995
=====================================================================================================
INCOME:
  Net sales                                     $ 490.9        $ 467.3         $   987.1     $  940.9
  Interest income                                   4.9            7.3              10.2         15.5
  Other income                                      1.9            3.0               4.0          4.6
- ------------------------------------------------------------------------------------------------------
          TOTAL INCOME                            497.7          477.6           1,001.3        961.0
- ------------------------------------------------------------------------------------------------------
EXPENSES:
  Cost of sales and operating expenses            416.7          395.1             845.2        796.9
  Selling and administrative expenses              25.4           24.0              50.3         47.8
  Interest expense                                  1.7            2.0               3.6          4.0
  Other expenses                                    0.1             --               0.2          0.1
- ------------------------------------------------------------------------------------------------------
          TOTAL EXPENSES                          443.9          421.1             899.3        848.8
- ------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                      53.8           56.5             102.0        112.2

Taxes on income                                    19.9           21.2              37.1         42.0
- ------------------------------------------------------------------------------------------------------
          NET INCOME                            $  33.9        $  35.3         $    64.9     $   70.2
======================================================================================================
          NET INCOME PER SHARE                  $  1.55        $  1.62         $    2.97     $   3.21
======================================================================================================
          CASH DIVIDENDS DECLARED
             PER SHARE                          $  0.26        $  0.25         $    0.52     $   0.50
======================================================================================================


        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)


                                                                                  Six Months Ended
(Dollars in millions)                                                                 June 30,
                                                                             ---------------------------
                                                                                1996            1995
========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  64.9         $  70.2
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                              31.8            30.6
      Accounts receivable                                                       (77.4)          (77.6)
      Inventories                                                                 9.6           (11.3)
      Payables and accrued expenses                                              36.4            53.4
      Other                                                                      (2.4)            0.9
- --------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY OPERATIONS                                            62.9            66.2
- --------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (59.8)          (64.9)
- --------------------------------------------------------------------------------------------------------

          CASH USED IN INVESTING ACTIVITIES                                     (59.8)          (64.9)
- --------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                (11.4)          (10.9)
  Decrease in borrowings, net                                                    (5.6)           (0.3)
- --------------------------------------------------------------------------------------------------------
          CASH USED IN FINANCING ACTIVITIES                                     (17.0)          (11.2)
- --------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (2.8)            3.5
- --------------------------------------------------------------------------------------------------------
          DECREASE IN CASH AND CASH EQUIVALENTS                                 (16.7)           (6.4)

CASH AND CASH EQUIVALENTS:

          BEGINNING OF PERIOD                                                   261.6           283.2
- --------------------------------------------------------------------------------------------------------
          END OF PERIOD                                                       $ 244.9         $ 276.8
========================================================================================================





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

         The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Ciulla, Smith & Dale, LLP, the Company's independent certified public accountants, as described in their report contained elsewhere herein.

2.       Inventories consisted of:

         (Dollars in Millions)                                JUNE 30,             December 31,
                                                                1996                   1995
         =======================================================================================
         Raw material and work in process                      $144.7                 $162.8
         Finished goods                                          87.7                   80.4
         Supplies                                                17.0                   16.8
         ---------------------------------------------------------------------------------------
                                                               $249.4                 $260.0
         =======================================================================================


3.       The Company has been named by the U.S. Environmental Protection Agency
         (EPA) as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At June 30, 1996, the Company had an accrual of $30.5 million ($30.1 million at December 31, 1995) for the estimated costs associated with the cleanup of certain PCB contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including engineering samples taken in the Sheboygan River, and assumptions as to the areas that will have to be remediated along with the nature and extent of the remediation that will be required. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the Upper River, and only natural armoring and bioremediation in the Lower River and Harbor.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


         The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site in the second half of 1996, but the ultimate resolution of the matter may take much longer. Ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

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

August 7, 1996



                        INDEPENDENT ACCOUNTANTS' REPORT




Tecumseh Products Company
Tecumseh, Michigan


         We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of June 30, 1996, and the related consolidated condensed statements of income and cash flows for the three months and six months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                    CIULLA, SMITH & DALE, LLP
                                                    Certified Public Accountants
                                                    Southfield, Michigan

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

The Company's sales for the second quarter of 1996 reached $490.9 million and were 5% higher than the same period in 1995. Net income of $33.9 million, or $1.55 per share, was 4% lower than the 1995 second quarter earnings of $35.3 million principally due to lower after-tax net interest income which decreased $1.3 million or $.06 per share. First half sales of $987.1 million were 5% higher than the same period in 1995 and net income of $64.9 million, or $2.97 per share, was down 8% from the first half of 1995. Again, much of the earnings decline was due to lower net interest income.

The following table presents results by business segments:


                                                  Three Months Ended          Six Months Ended
(Dollars in millions)                                  June 30,                   June 30,
                                                  ---------------------      -----------------------
                                                  1996          1995           1996           1995
====================================================================================================
NET SALES:
  Compressor Products                             $318.9        $318.8        $631.6         $602.1
  Engine and Power Train Products                  146.3         125.2         300.6          285.8
  Pump Products                                     25.7          23.3          54.9           53.0
- ----------------------------------------------------------------------------------------------------
          TOTAL NET SALES                         $490.9        $467.3        $987.1         $940.9
====================================================================================================

INCOME BEFORE INCOME TAXES:
  Compressor Products                             $ 33.1        $ 37.0        $ 58.9         $ 63.4
  Engine and Power Train Products                   16.2          13.4          33.4           33.9
  Pump Products                                      3.7           3.2           8.0            8.0
  Corporate Expenses                                (2.4)         (2.4)         (4.9)          (4.6)
  Net Interest Income                                3.2           5.3           6.6           11.5
- ----------------------------------------------------------------------------------------------------
          TOTAL INCOME BEFORE
              INCOME TAXES                        $ 53.8        $ 56.5        $102.0         $112.2
====================================================================================================

                                                                         Page  8

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED



Compressor Products

The Company's worldwide Compressor Products sales for the second quarter of 1996 were $318.9 million, essentially even with the previous year period.
First half sales of $631.6 million were up 5% compared to the first half of 1995. For both the first half and second quarter of 1996, sales of compressors produced in North America showed solid gains, particularly in the domestic markets, but were offset by weaker sales of compressors produced in operations located overseas.

First half sales gains were driven by strong North American demand for two recently introduced products, a small rotary room air conditioning compressor and a household refrigeration compressor. Company sales of compressors for the domestic central unitary air conditioning market also continued to experience solid gains. U.S. demand for air conditioning product remains high due to strong housing starts and consumer reaction to last summer's record heat.

European operations and markets experienced sales declines in the first half and second quarter of 1996 as a result of an overall economic weakness and cool spring weather in Europe. In Brazil, strong demand for refrigeration products continued.

Compressor Products operating margin was 10.4% for the second quarter of 1996 as compared to 11.6% for 1995. Factors affecting margins were primarily higher costs associated with new product sales.

For the second quarter of 1996, the Company's Brazilian subsidiary contributed 16% of consolidated compressor sales and 25% of segment operating profit, versus 17% of consolidated compressor sales and 23% of segment operating profit for the same period in 1995. The operating results for the Company's Brazilian subsidiary remained strong, due to continued high levels of domestic demand for refrigeration products. Although Brazil's current economic program has been successful in controlling inflation and lifting consumer confidence, it has also resulted in an artificially strong currency which is expected to continue to exert pressure on operating margins.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED



Engine and Power Train Products

Worldwide Engine and Power Train Products sales were $146.3 million in the second quarter of 1996, a 17% increase as compared to the same period in 1995. North American operations posted strong sales gains due to a previous seasonal delay in production start-ups by certain lawn and garden customers, increased sales of utility engines and modest gains in snow thrower engine sales. These sales gains were offset in part by weaker sales in the Company's European engine and North American transmission operations. Sales for the first half of 1996 were $300.6 million, a 5% increase over the prior year period. A strong second quarter performance in North American operations, as noted above, made up for slower sales in the first quarter of 1996.

Engine and Power Train Products operating margins were 11.0% for the second quarter of 1996 as compared to 10.7% for the previous year period. Increased sales volume and favorable product mix were the major factors influencing margin gains in the second quarter. First half operating margins decreased from 11.9% to 11.1% due to higher raw material costs and new facility start-up costs.

Pump Products

Pump Products sales for the second quarter of 1996 were $25.7 million, a 10% increase compared to the same period in 1995. First half sales of $54.9 million increased 4% over the prior year period. Recent flooding in key areas of the U.S. increased demand for pumps.

Second quarter operating margins increased to 14.4% as compared to 13.7%, while first half margins decreased to 14.6% as compared to 15.1% in 1995. Volume related margin gains in the second quarter were offset by unrecovered material cost increases on a year-to-date basis.

Interest Income

Interest income net of interest expense decreased $2.1 million for the second quarter and $4.9 million for the first half of 1996 compared to the same periods in 1995, due in large part to lower financial income reported by the Company's Brazilian subsidiary. Late in the second quarter of 1995, the Company lowered its cash position in Brazil to provide some protection from potential currency devaluations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED



LIQUIDITY AND CAPITAL RESOURCES

The Company continued to maintain a strong and liquid financial position. Working capital of $541.6 million at June 30, 1996 was up from $521.3 million at December 31, 1995, and the ratio of current assets to current liabilities approximated 2.8. First half capital spending of $59.8 million included expenditures for a new engine facility in Georgia, and expansion of the TP compressor line and installation of a new small rotary compressor line in Brazil. Total capital spending for 1996 should approximate $120-140 million. Working capital requirements and planned capital expenditures for the remainder of 1996 and 1997 are expected to be financed through internally available funds, although the Company may utilize long-term financing arrangements in connection with various state investment incentives.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 24, 1996. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

All of the management's nominees for directors as listed in the proxy statement were elected with the following votes.

                                                                      VOTES
                     DIRECTOR                   VOTES FOR            WITHHELD
                 -------------------            -----------          ---------
                 Kenneth G. Herrick              5,054,161            19,841

                 Todd W. Herrick                 5,054,311            19,691

                 John H. Foss                    5,052,911            21,091

                 Peter M. Banks                  5,052,545            21,457

                 Jon E. Barfield                 5,052,911            21,091

                 J. Russell Fowler               5,052,911            21,091

                 John W. Gelder                  5,052,911            21,091

                 Stephen L. Hickman              5,052,911            21,091

                 Dean E. Richardson              5,052,711            21,291

Item 6.  Exhibits and Reports on Form 8-K

(a)      None.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                               TECUMSEH PRODUCTS COMPANY
                                               -------------------------
                                                      (Registrant)


Dated:   August 14, 1996                    By:   /s/   JOHN H. FOSS
      ----------------------                    ------------------------------
                                                   John H. Foss
                                                 Vice President, Treasurer and
                                                   Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.                              DESCRIPTION
- -----------                              -----------
   27                                    Financial Data Schedule
