Form 10-Q
period 1996-09-30
TECUMSEH PRODUCTS CO
filed 1996-11-14
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
                  For the quarterly period ended September 30, 1996


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

        Class of Stock                      Outstanding at October 31, 1996
------------------------------------------------------------------------------
    Class B Common Stock, $1.00 par value                 5,470,146
    Class A Common Stock, $1.00 par value                16,410,438

                 TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)


(Dollars in millions)                                                  SEPTEMBER 30,      December 31,
                                                                           1996              1995
======================================================================================================
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                 $  273.2          $  261.6
 Accounts receivable, trade, less allowance for doubtful
  accounts of $6.9 million in 1996 and 1995                                   247.8             225.5
 Inventories                                                                  256.2             260.0
 Deferred income taxes                                                         34.8              33.9
 Other current assets                                                           8.3              10.2
-----------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                      820.3             791.2
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $445.5 million in 1996
  and $419.1 million in 1995                                                  518.0             477.0
EXCESS OF COST OVER ACQUIRED NET ASSETS                                        57.1              60.9
DEFERRED INCOME TAXES                                                          18.6              19.9
PREPAID PENSION EXPENSE                                                        44.2              37.6
OTHER ASSETS                                                                   22.1              21.0
-----------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                           $1,480.3          $1,407.6
=====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable, trade                                                   $  119.3          $  129.5
 Income taxes payable                                                          13.4               7.5
 Short-term borrowings                                                          8.7              13.5
 Accrued liabilities                                                          129.4             119.4
-----------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                 270.8             269.9
LONG-TERM DEBT                                                                 13.6              14.7
NON-PENSION POSTRETIREMENT BENEFITS                                           177.9             174.0
PRODUCT WARRANTY AND SELF-INSURED RISKS                                        30.5              30.0
ACCRUAL FOR ENVIRONMENTAL MATTERS                                              27.2              27.3
PENSION LIABILITIES                                                            15.3              14.6
-----------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                                                         535.3             530.5
=====================================================================================================
STOCKHOLDERS' EQUITY:
 Class A common stock, $1 par value; authorized 75,000,000
  shares; issued and outstanding 16,410,438 shares                             16.4              16.4
 Class B common stock, $1 par value; authorized 25,000,000
  shares; issued and outstanding 5,470,146 shares                               5.5               5.5
 Capital in excess of par value                                                29.9              29.9
 Retained earnings                                                            883.1             808.0
 Foreign currency translation adjustment                                       10.1              17.3
-----------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                945.0             877.1
-----------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $1,480.3          $1,407.6
=====================================================================================================


        The accompanying notes are an integral part of these statements.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)



(Dollars in millions                     Three Months Ended    Nine Months Ended
except per share amounts)                  September 30,         September 30,
                                        --------------------  --------------------
                                          1996       1995       1996       1995
==================================================================================
INCOME:
 Net sales                                 $408.7     $392.7   $1,395.8   $1,333.6
 Interest income                              5.1        6.3       15.3       21.8
 Other income                                 1.3        3.9        5.3        8.5
----------------------------------------------------------------------------------
    TOTAL INCOME                            415.1      402.9    1,416.4    1,363.9
----------------------------------------------------------------------------------
EXPENSES:
 Cost of sales and operating expenses       347.6      339.2    1,192.8    1,136.1
 Selling and administrative expenses         23.1       21.7       73.4       69.5
 Interest expense                             1.3        1.9        4.9        5.9
 Other expenses                               0.1         --        0.3        0.1
----------------------------------------------------------------------------------
    TOTAL EXPENSES                          372.1      362.8    1,271.4    1,211.6
----------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                43.0       40.1      145.0      152.3

Taxes on income                              15.8       15.2       52.9       57.2
----------------------------------------------------------------------------------
    NET INCOME                             $ 27.2     $ 24.9   $   92.1   $   95.1
==================================================================================
    NET INCOME PER SHARE                   $ 1.24     $ 1.14   $   4.21   $   4.35
==================================================================================
    CASH DIVIDENDS DECLARED
      PER SHARE                            $ 0.26     $ 0.25     $ 0.78   $   0.75
==================================================================================


        The accompanying notes are an integral part of these statements.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)



                                                             Nine Months Ended
(Dollars in millions)                                          September 30,
                                                             -----------------
                                                              1996       1995
===============================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $ 92.1     $ 95.1
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                48.0       44.5
   Accounts receivable                                         (25.1)     (37.2)
   Inventories                                                   2.9       (3.5)
   Payables and accrued expenses                                10.6       36.2
   Other                                                        (3.3)      (4.7)
-------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS                               125.2      130.4
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                          (87.7)     (98.0)
-------------------------------------------------------------------------------
     CASH USED IN INVESTING ACTIVITIES                         (87.7)     (98.0)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                (17.1)     (16.4)
 Decrease in borrowings, net                                    (6.1)      (1.6)
-------------------------------------------------------------------------------
     CASH USED IN FINANCING ACTIVITIES                         (23.2)     (18.0)
-------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (2.7)       2.1
-------------------------------------------------------------------------------
     INCREASE IN CASH AND CASH EQUIVALENTS                      11.6       16.5
CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                       261.6      283.2
-------------------------------------------------------------------------------
     END OF PERIOD                                            $273.2     $299.7
===============================================================================


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

2.   Inventories consisted of:



(Dollars in Millions)              SEPTEMBER 30,     December 31,
                                        1996             1995
=================================================================

Raw material and work in process      $148.4          $162.8
Finished goods                          91.2            80.4
Supplies                                16.6            16.8
-----------------------------------------------------------------
                                      $256.2          $260.0
=================================================================

3.   The Company has been named by the U.S. Environmental Protection Agency
     (EPA) as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At September 30, 1996, the Company had an accrual of $30.4 million ($30.1 million at December 31, 1995) for the estimated costs associated with the cleanup of certain PCB contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including engineering samples taken in the Sheboygan River, and assumptions as to the areas that will have to be remediated along with the nature and extent of the remediation that will be required. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the Upper River, and only natural armoring and bioremediation in the Lower River and Harbor.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


     The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site in the third quarter of 1997, but the ultimate resolution of the matter may take much longer. Ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

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

November 11, 1996



                        INDEPENDENT ACCOUNTANTS' REPORT




Tecumseh Products Company
Tecumseh, Michigan


     We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of September 30, 1996, and the related consolidated condensed statements of income and cash flows for the three months and nine months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



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



RESULTS OF OPERATIONS

Sales for the third quarter of 1996 were $408.7 million, up 4% from the same period in 1995. Consolidated earnings of $27.2 million, or $1.24 per share were 9% higher than the $1.14 per share earned in the third quarter of 1995. The favorable results were due to strong engine sales to snow removal equipment manufacturers along with increases in North American compressor sales. Year-to-date sales of $1,395.8 million were 5% higher than the prior year period. Nine month earnings of $92.1 million, or $4.21 per share, were down 3% from the first nine months of 1995, due primarily to lower net interest income.

The following table presents results by business segments:


                                    Three Months Ended    Nine Months Ended
(Dollars in millions)                 September 30,         September 30,
                                    ------------------    -----------------
                                     1996       1995       1996       1995
============================================================================
NET SALES:
 Compressor Products                 $262.1     $266.6   $  893.7   $  868.7
 Engine and Power Train Products      124.2      107.6      424.8      393.4
 Pump Products                         22.4       18.5       77.3       71.5
----------------------------------------------------------------------------
    TOTAL NET SALES                  $408.7     $392.7   $1,395.8   $1,333.6
============================================================================
INCOME BEFORE TAXES ON INCOME:
  Compressor Products                $ 24.8     $ 26.3   $   83.8   $   89.7
  Engine and Power Train Products      14.7       10.3       48.0       44.2
  Pump Products                         2.5        1.7       10.5        9.7
  Corporate Expenses                   (2.8)      (2.6)      (7.7)      (7.2)
  Net Interest Income                   3.8        4.4       10.4       15.9
----------------------------------------------------------------------------
    TOTAL INCOME BEFORE
      TAXES ON INCOME                $ 43.0     $ 40.1   $  145.0   $  152.3
============================================================================

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Compressor Products

Worldwide Compressor Products sales for the third quarter of 1996 were $262.1 million and were essentially flat as compared with the same period in 1995. Year-to-date sales of $893.7 were 3% higher than the previous year period. Factors impacting the first two quarters of 1996 continued into the third quarter. North American compressor sales remained strong but were offset by weaker sales of compressors produced in overseas operations.

North American compressor sales gains were driven by two recent product introductions, a small rotary room air conditioning compressor and a household refrigerator compressor. In addition, sales of compressors for the domestic central unitary air conditioning market remained robust. A retail build-up of room air conditioner inventory in reaction to record heat in the summer of 1995 led to increased sales. In addition, strong housing starts and market share gains in the U.S. household refrigerator market contributed positively to North American compressor sales. These sales increases were offset in part by a decrease in commercial refrigeration sales.

Looking forward, an unseasonably cool summer in key regions of the U.S. has led to higher than usual levels of room air conditioners remaining in distribution channels at the end of this past summer season. The commercial refrigeration market also continues to show signs of weakness. These factors are likely to impact North American compressor demand for the rest of 1996 and possibly into 1997.

The European compressor market and operations were down for the third quarter and first nine months of 1996 as a result of a cool summer and continuing economic weakness in Europe. Domestic Brazilian demand remained steady for refrigeration products, but exports from the Company's Brazilian operations were down reflecting sluggish demand in the rest of South and Central America.

Compressor Products operating margin was 9.5% for the third quarter and 9.4% for the first nine months of 1996 as compared to 9.9% and 10.3% for the same periods in 1995. A larger proportion of new product sales resulted in lower margins due to start-up costs.

For the third quarter of 1996, the Company's Brazilian subsidiary contributed 39% of segment operating profit, versus 41% of segment operating profit for the same period in 1995. The operating results for the Company's Brazilian subsidiary remained strong due to continued domestic demand for refrigeration products. Although Brazil's current economic program has been successful in controlling inflation and lifting consumer confidence, this also resulted in an artificially strong currency which is expected to continue to exert pressure on operating margins.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Engine and Power Train Products

Worldwide Engine and Power Train Products sales were $124.2 million in the third quarter of 1996, a 15% increase compared to the same period in 1995. Heavy snowfall in the winter of 1996 depleted retail inventories of snow throwers resulting in strong demand for our snow engine product. These sales gains were offset in part by weaker sales in the Company's European and North American lawn and garden operations.

Nine months sales of $424.8 million were 8% higher than the previous year period. Strong second quarter sales due to a previous seasonal delay in production start-ups by certain lawn and garden customers, along with significant third quarter gains in snow thrower engine sales, were the primary contributors to year-to-date sales increases.

Engine and Power Train Products operating margin was 11.8% for the third quarter of 1996 as compared to 9.5% for the previous year period. Increased sales volume in higher margin snow product was the primary reason for comparable margin gains. Nine months operating margins of 11.3% were essentially flat with the prior year period. Margin gains due to increased sales volume were offset by higher raw material costs and new facility start-up costs.

Pump Products

Pump Products sales for the third quarter were $22.4 million, a 21% increase compared to the third quarter of 1995. Year-to-date sales of $77.3 million were 8% higher than the previous year period. Increased sales in the HVAC market and flooding-related demand for pumps contributed to the sales gains.

Interest Income

Interest income net of interest expense decreased $5.5 million for the first nine months of 1996 compared to the same period in 1995, due in large part to lower financial income reported by the Company's Brazilian subsidiary. Late in the second quarter of 1995, the Company lowered its cash position in Brazil to provide some protection from potential currency devaluations.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

In October 1996, the Company announced plans to build a manufacturing facility in Corinth, Mississippi. This vertically integrated operation will make electric motors for compressor products and is expected to provide cost and delivery time efficiencies. Total planned investment will approximate $35 million and should be substantially completed by the end of 1997.

In November 1996, the Company announced that it has signed a memorandum of understanding with Whirlpool of India, Ltd. to acquire Whirlpool's refrigeration compressor manufacturing facilities in the state of Haryana, India, subject to execution of a mutually satisfactory definitive agreement and all necessary approvals. Tecumseh will continue to manufacture the currently produced refrigeration compressor and, over the next several years, plans to expand capacity to include its high efficiency CFC-free TP refrigeration compressor. Once expanded and fully equipped, the operation will have sufficient capacity to produce over 2 million refrigeration compressors annually. Total planned investment over the next several years, including acquisition costs and capacity expansion, is estimated to exceed $60 million.

The Company continued to maintain a strong and liquid financial position. Working capital of $549.5 million at September 30, 1996 was up from $521.3 million at December 31, 1995, and the ratio of current assets to current liabilities approximated 3.0. Nine months capital spending of $87.7 million included expenditures for a new engine facility in Georgia, and expansion of the TP compressor line and installation of a new small rotary compressor line in Brazil. Total capital spending for 1996 should approximate the same expenditure level as 1995. Working capital requirements and planned capital expenditures for the remainder of 1996 and 1997 are expected to be financed through internally available funds, although the Company may utilize long-term financing arrangements in connection with various state investment incentives.

Uncertainties Relating to Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Securities Laws. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company.

Forward-looking statements involve risks and uncertainties, including, but not limited to, changes in business conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; financial market changes, including interest rates and foreign exchange rates; economic trend factors such as housing starts; governmental regulations; availability of materials; actions of competitors; and the Company's ability to profitably develop, manufacture and sell both new and existing products.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.
















                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                                     TECUMSEH PRODUCTS COMPANY
                                                     --------------------------
                                                            (Registrant)




Dated:   November 14, 1996                         By:   /s/   JOHN H. FOSS
--------------------------                         ------------------------
                                                   John H. Foss
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer

                                Exhibit Index
                                -------------



Exhibit No.             Description
-----------             -----------
     27                 Financial Data Schedule
