Form 10-K405
period 1996-12-31
TECUMSEH PRODUCTS CO
filed 1997-03-26
CIK 96831

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996        Commission File Number 0-452

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes _X_     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



Registrant disclaims the existence of control and, accordingly, believes that as of February 28, 1997 all of the 5,470,146 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of February 28, 1997, held an aggregate of 2,279,244 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of February 28, 1997 (based on the closing price of $55.25 per share, as reported on the NASDAQ National Market System on such date) of the 3,190,902 shares then issued and outstanding held by non-affiliates was approximately $176,297,336.

     Numbers of shares outstanding of each of the Registrant's classes of Common Stock at March 15, 1997:

             Class B Common Stock, $1.00 Par Value:      5,470,146
             Class A Common Stock, $1.00 Par Value:     16,410,438

Certain information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1996 has been incorporated herein by reference in Parts I and II hereof. Certain information in the definitive proxy statement to be used in connection with the Registrant's 1997 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof. The
Exhibit Index is located on page 23.
===============================================================================

                               TABLE OF CONTENTS

Item
                                                                           Page
                                     PART I
  1.     Business                                                             3

         Executive Officers of the Registrant                                12

  2.     Properties                                                          13

  3.     Legal Proceedings                                                   13

  4.     Submission of Matters to a Vote of Security Holder                  14

                                    PART II
  5.     Market for the Company's Common Equity and Related                  15
         Stockholder Matters

  6.     Selected Financial Date                                             15

  7.     Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              15

  8.     Financial Statements and Supplementary Data                         15

  9.     Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               15

                                    PART III
 10.     Directors and Executive Officers of the Company                     16

 11.     Executive Compensation                                              16

 12.     Security Ownership of Certain Beneficial Owners and Management      16

 13.     Certain Relationships and Related Transactions                      16

                                    PART IV
 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K     17

         Signatures                                                          22

         Exhibit Index                                                       24

                                     PART I


                               ITEM 1.  BUSINESS

GENERAL
Tecumseh Products Company (the "Company") is a full-line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. The Company believes it is the largest independent producer of hermetically sealed compressors in the world, as well as one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications. The Company also produces an extensive line of pumps. Products are sold in over 100 countries around the world.

The Company groups its products into three principal industry segments:
Compressor Products, Engine and Power Train Products and Pump Products.

Compressor Products include a broad range of air conditioning and refrigeration compressors, as well as refrigeration condensing units. The Company's compressor products range from fractional horsepower models used in small refrigerators and dehumidifiers to large compressors used in unitary air conditioning applications. The Company sells compressors in all four compressor market segments: (I) household refrigerators and freezers; (ii) room air conditioners; (iii) commercial and residential unitary central air conditioning systems; and (iv) commercial refrigeration applications including freezers, dehumidifiers, water coolers and vending machines. The Company sells compressors to original equipment manufacturers ("OEMs") and aftermarket distributors.

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

FOREIGN OPERATIONS AND SALES
In recent years, international sales and manufacturing have become increasingly important to the Company's business as a whole. In 1996, sales to customers outside the United States represented approximately 45% of total consolidated net sales. In addition to North American operations, compressor products are produced in Brazil and France, while engines are produced in Italy.

Products sold outside the United States are manufactured at both U.S. and foreign plants. The Company's European compressor subsidiary, L'Unite Hermetique, S.A. ("L'Unite Hermetique"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. Tecumseh do Brasil, Ltd. ("Tecumseh do Brasil"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America, North America and Europe. In the engine business, the Company's two principal markets are North America, which is generally served by the Company's U.S. manufacturing operations, and Europe, which is served both by the manufacturing operations of the Company's European engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa"), in Italy and, to a lesser extent, by U.S. export sales.

Approximately 33% of the Company's sales to customers outside the U.S. were to customers of compressor and engine products in Europe. Sales of compressors are also significant in Latin America, Middle East and the Asian-Pacific markets.

The Company's dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. The Company's foreign manufacturing operations are subject to the same risks and other risks as well, including governmental expropriation, governmental regulations which may be disadvantageous to businesses owned by foreign nationals and instabilities in the work force due to changing political and social conditions.

These considerations are especially significant in the context of the Company's Brazilian operations given the importance of Tecumseh do Brasil's performance on the Company's total operating results. In comparison to its domestic and European operations, the Company believes its Brazilian business offers the potential for greater rewards but with a correspondingly higher degree of risk.

In November, 1996, the Company announced that it had signed a memorandum of understanding with Whirlpool of India, Ltd. to acquire Whirlpool's refrigeration compressor manufacturing facilities in the state of Haryana, India, subject to execution of a mutually satisfactory definitive agreement and all necessary approvals. Under the proposed agreement, Tecumseh will continue to manufacture the currently produced refrigeration compressor. Over the next several years, the capacity will be expanded to include a Tecumseh designed high efficiency CFC-free refrigeration compressor. Once expanded and fully equipped, the operation will have sufficient capacity to produce over two million refrigeration compressors annually.

As of this writing, negotiations are ongoing to conclude the previously announced joint venture with Siel Limited for the production of air conditioning and commercial refrigeration compressors in Hyderabad Andra Pradesh, India.

COMPRESSOR PRODUCTS
The Compressor Products segment is the Company's largest business segment. A compressor is a device which compresses a refrigerant gas. When the gas is later permitted to expand, it absorbs and transfers heat, and produces a cooling effect which forms the basis for a wide variety of refrigeration and air conditioning products. All of the compressors produced by the Company are hermetically sealed. The Company's current compressor line includes reciprocating and rotary designs.

PRODUCT LINE
The Company manufactures and sells a wide variety of traditional, reciprocating compressors suitable for use in all four compressor market segments. There is increasing worldwide demand for commercial and household refrigeration and freezer compressors that utilize HFC-134a, a non-CFC refrigerant. A substantial majority of the Company's compressor products utilize this and other non-ozone depleting refrigerants. The TP compressor, which uses refrigerant HFC-134a, continued to experience significant sales gains in the U.S. household refrigerator and freezer market in 1996.

The Company produces rotary compressors ranging from 5,000 to 18,000 BTU/hr for use in room and mobile air conditioning applications. Rotary compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating designs. A new line of room air conditioning rotary compressors for use primarily in portable window units and recreational vehicles experienced significant sales gains in 1996.

Scroll compressors offer energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial applications. The Company does not currently offer scroll compressors while its principal unitary air conditioning competitors do, which the Company believes puts it at a competitive disadvantage. The Company has made a significant investment in a scroll compressor facility in Tecumseh, Michigan, where it has experienced delays in the commercial production of this new type of compressor. The Company is committed to a successful launch of this product.

MANUFACTURING OPERATIONS
Compressor Products manufactured in the Company's U.S. plants accounted for approximately 53% of 1996 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil and France. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply and the required raw materials and components are generally available in sufficient quantities.

SALES AND MARKETING
The Company markets its U.S. and Brazilian built compressors under the "Tecumseh" brand and French built compressors under the "L'Unite Hermetique" brand. The Company sells its Compressor Products in North America primarily through its own sales staff. Major OEM customers are assigned to sales staff on an account basis. Other customers, (aftermarket wholesalers and smaller commercial OEM's) are served by sales personnel assigned to specified geographic regions. The Company's U.S. Export division and Brazilian and French subsidiaries have their own sales staff. In certain foreign markets, the Company also uses local independent sales representatives.

Substantially all of the Company's sales of Compressor Products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of Compressor Products for unitary central air conditioning systems and commercial applications include substantial sales to both OEM and aftermarket customers.

Tecumseh do Brasil's Compressor Products are sold primarily in Brazil and other Latin American countries. Tecumseh do Brasil also furnishes component parts to the Company's North American plants and finished compressors for sale in North America. L'Unite Hermetique, sells a majority of its products in Europe but also has substantial sales outside Europe.

The Company has a joint venture with Bitzer Kuhlmaschinenbau GmbH and Co. KG ("Bitzer") of Germany for the purpose of marketing Bitzer's extensive lines of semi-hermetic and open drive piston and screw-type compressor products in the United States and Canada. Product is marketed under the "Tecumseh-Bitzer" brand, using existing marketing and distribution systems.

The Company has over 1,200 customers for Compressor Products, the majority of which are commercial customers. In 1996, the two largest customers for Compressor Products accounted for 10.5% and 9.4%, respectively, of segment sales, or 6.6% and 5.9%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the present business relationships with all major customers have existed for a substantial period of time.

In 1996, approximately 35% of the Compressor Products produced by the Company in its U.S. plants were exported to foreign countries. The Company exports to over 100 countries worldwide. Approximately two-thirds of these exported products were sold in the Far and Middle East.

COMPETITION
All of the compressor market segments in which the Company operates are highly competitive. Participants compete on the basis of delivery, efficiency, noise level, price and reliability. The

Company competes not only with other independent compressor producers but also with manufacturers of end products which have internal compressor manufacturing operations.

The domestic unitary air conditioning compressor market consists of OEMs and a significant compressor aftermarket. The Company competes primarily with two U.S. manufacturers, Copeland Corporation, a subsidiary of Emerson Electric, Inc., and Bristol, a division of York International Corporation. Copeland Corporation enjoys a larger share of the domestic unitary air conditioning compressor business than either Bristol or the Company.

Over the last several years there has been an industry trend toward the use of scroll compressors in the unitary air conditioning market. Copeland Corporation and other compressor manufacturers have had scroll compressors as part of their product offerings for some time. Carrier Corporation, a subsidiary of United Technologies and a major OEM which also produces scroll compressors, has a joint venture to produce scroll compressors with Bristol Corporation. Early in 1997, two major U.S. central air conditioning manufacturers, American Standard's Trane air conditioning division and Lennox International, Inc. announced that Copeland Corporation had joined their Alliance Scroll manufacturing joint venture.

As discussed in the product line section, the Company has made a significant investment in a scroll compressor facility in Tecumseh, Michigan and is currently testing scroll products of its own design. The Company believes that successful introduction of this product is necessary to maintain long-term participation in the central air conditioning market.

In the domestic room air conditioning compressor market, the Company competes primarily with foreign companies, which export compressors to the United States but also have U.S. manufacturing capabilities. The Company also competes to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Rotorex, Inc., and Sanyo Electric Trading Company, and others.

In the domestic markets for water coolers, dehumidifiers, vending machines, refrigerated display cases and other commercial refrigeration products, the Company competes primarily with manufacturers from the Far East, Europe and South America, and to a lesser extent, the United States. Competitors include Matsushita Electric Industrial Corporation, Danfoss, Inc., Embraco, S.A. and Copeland Corporation, and others.

The household refrigerator and freezer market is vertically integrated with white good producers manufacturing a substantial portion of their compressor needs. The non-captive portion of the household refrigerator and freezer segment is substantially dominated by Far Eastern manufacturers, which export compressors to the United States but are also increasing U.S. manufacturing capabilities. Non-captive and captive competitors include Matsushita Electric Industrial Corporation, Embraco S.A., Danfoss, Inc. and AB Electrolux, and others.

L'Unite Hermetique sells the major portion of its manufactured compressors in Western Europe, and competes in those markets primarily with several large European manufacturers, some of which are captive suppliers, and to a lesser but increasing extent, with manufacturers from the Far East and Brazil. Competitors include AB Electrolux, Embraco S.A. and Danfoss, Inc., and others.

Tecumseh do Brasil sells the major portion of its manufactured compressors in Brazil and other Latin American countries and competes directly with Embraco S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America.

The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations. These factors are discussed below.

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

Hydrochlorofluorocarbon compounds ("HCFCs") are used as a refrigerant in air conditioning systems. Under a 1992 international agreement, HCFCs will be banned from new equipment beginning in 2010, however, some European countries are beginning HCFC phase-outs as early as 1998. The Company believes the replacement of HCFCs will accelerate due to the expected availability of alternative refrigerants with better performance characteristics than HCFCs. It is not presently possible to estimate the level of expenditures which will be required to meet industry needs or the effect on the Company's competitive position.

The U.S. National Appliance Energy Conservation Act of 1987 (the "NAECA") will require higher energy efficiency ratings on room air conditioners, refrigerators and freezers. These standards have not been finalized, and are expected to be issued in 1997 for staggered implementation starting in 2000 and running through 2003. It is not presently possible to estimate the level of expenditures which will be required to meet the new standards or the effect on the Company's competitive position.

ENGINE AND POWER TRAIN PRODUCTS
Small gasoline engines account for a majority of the net sales of the Company's Engine and Power Train Products segment. These are used in a broad variety of consumer products, including lawn mowers (both riding and walk-behind types), snow throwers, small lawn and garden tractors, small power devices used in outdoor chore products, generators, pumps and certain self-propelled vehicles. The Company manufactures gasoline engines, both two- and four-cycle types, with aluminum die cast bodies ranging in sizes from 1.6 through 16.5 horsepower and
with cast iron bodies ranging in size from 12 through 18 horsepower.   A line
of battery-operated electric power heads was also introduced in 1996 for limited applications. The Company's power train products include transmissions, transaxles and related parts used principally in lawn and garden tractors and riding lawn mowers.

MANUFACTURING OPERATIONS
The Company manufactures engines and related components in its five plants in the United States and one plant in Italy. All of the Company's power train products are manufactured in one facility in the United States. Operations of the Company in this segment are partially vertically integrated as the Company produces most of its plastic parts and carburetors, as well as a substantial portion of the aluminum diecastings used in its engines and power train products.

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

In 1996, the two largest customers for Engine and Power Train Products accounted for 20.3% and 19.2%, respectively, of segment sales, or 6.4% and 6.1%, respectively, of consolidated net sales. Loss of either of this segment's two largest customers would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole. There are no long-term contracts between the Company and its major customers, but the present business relationships have existed for a substantial period of time.

COMPETITION
The Company believes it is the second largest producer of small gasoline engines in the world and that the largest such producer, with a broader product range, is Briggs & Stratton Corporation. Other producers of small gasolines include Kohler Corporation, Toro Company and Honda Corporation, among others.

Competition in the Company's engine business is based principally on price, service, product performance and features. As mass merchandisers have captured a larger portion of the sales of lawn and garden products in the United States, price competition and the ability to offer customized styling and feature choices have become even more important. The Company believes that it competes effectively on these bases.

NEW EMISSION STANDARDS
The U.S. Environmental Protection Agency ("EPA") is developing emission standards for utility engines which include the two- and four-cycle engines
produced by the Company.   Phase I requires compliance with new standards
beginning September 1, 1997. The Company is prepared to produce competitively priced engines that meet these standards. Negotiations of the EPA Phase II standards are currently in progress. As an interim measure, in January, 1997, the Company and other small engine manufacturers signed a Statement of Principles with the EPA to provide additional air quality benefits by reducing smog-forming engine emissions. It is not currently possible to determine the related costs of compliance nor the impact on the competitive position of the Company.

PUMP PRODUCTS
The Company manufactures and sells small submersible pumps and related products through its subsidiary, Little Giant Pump Company ("Little Giant"). Little Giant's pumps are used in a broad range of commercial, industrial, and consumer products, including heating, ventilating and cooling, parts washers, machine tools, evaporative coolers, sump pumps, statuary, fountains and water gardening. Little Giant's products are sold throughout the United States, Canada, Europe, and the Middle East, to OEMs and distributors and to retailers directly. Marketing is carried out both through Little Giant's own sales staff and also through manufacturer's representatives under the "Little Giant" brand name.

The Company's other pump subsidiary, MP Pumps Inc. ("MP Pumps"), manufactures and sells a variety of centrifugal pumps ranging in capacity from 15 to 3,700 gallons per minute, that are used in the agricultural, marine and transportation industries and in a variety of commercial and industrial applications and end products. MP Pumps sells both to OEMs, which incorporate its pumps into their end products, and through an extensive network of distributors located throughout the United States, which sell to end-users. A limited number of pumps are also sold to departments and agencies of the U.S. government. Most of MP Pumps' products are sold in the United States. MP Pumps markets its products through its own sales staff under the "MP Pumps"and "Jaeger" brand names.

The pump industry is highly fragmented, with many relatively small producers competing for sales. Little Giant has been particularly successful in competing in this industry by targeting specific market niches where opportunities exist and then designing and marketing corresponding products.

BACKLOG, CUSTOMERS AND SEASONAL VARIATIONS
Most of the Company's production is against short-term purchase orders, and backlog is not significant.

In 1996, 12% of consolidated sales represented engine and compressor sales to customers under the common control of AB Electrolux.

Both Compressor Products and Engine and Power Train Products are subject to some seasonal variation. Generally, the Company's sales and operating profit are stronger in the first two quarters of the year than in the last two quarters.

PATENTS, LICENSES AND TRADEMARKS
The Company owns a substantial number of patents, licenses and trademarks and deems them to be important to certain of its lines of business; however, the success of the Company's overall business is not considered primarily dependent on them. In the conduct of its business, the Company owns and uses a variety of registered trademarks, the most familiar of which is the trademark consisting of the word "Tecumseh" in combination with a Native American Indian head symbol.

RESEARCH AND DEVELOPMENT
The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company expended approximately $30.4 million, $30.1 million and $27.8 million during 1996, 1995 and 1994 on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

ENVIRONMENTAL LEGISLATION
The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin.
The Company is also participating with the EPA and various state agencies in investigating possible remedial action that may be necessary at other sites. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1996 for a discussion of the impact of these matters on the Company's financial condition and results of operations. Also see Item 3. Legal Proceedings.

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION
The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 1996, 1995 and 1994 appear under the caption "Business Segment Data" of the Company's Annual Report to Shareholders for the year ended December 31, 1996 and are incorporated herein by reference.

EMPLOYEES
On December 31, 1996 the Company employed approximately 16,300 persons, 44% of which were employed in foreign locations. Approximately 4,900 of the U.S. employees were represented by labor unions, with no more than approximately 1,700 persons represented by the same union. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation; during 1996, the maximum number of persons employed was approximately 16,700 and the minimum was 16,000. The Company believes it has a good relationship with its employees.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company as of December 31, 1996.

                                                                    PERIOD OF SERVICE
NAME AND AGE                      OFFICE OR POSITION HELD             AS AN OFFICER
                                  -----------------------           -----------------
Kenneth G. Herrick, 75   Chairman of the Board of Directors (1)        Since 1966
Todd W. Herrick, 54      President and Chief Executive Officer (2)     Since 1974
John H. Foss, 54         Vice President, Treasurer, and Chief          Since 1979
                           Financial Officer
Harry L. Hans, 63        Group Vice President - Engine and Power       Since 1979
                           Train Components (3)

(1) Since 1986. Served as Chairman of the Board of Directors and Chief Executive Officer from 1970 to 1986. Kenneth G. Herrick is the father of Todd W. Herrick.

(2) Since 1986. Served as Vice President from 1974 until 1984; as Executive Vice President and Assistant to the President from January, 1984 until June, 1984; and as President and Chief Operating Officer from June, 1984 until 1986.

(3) Since 1986. Served as Executive Vice President from 1979 until 1986. Retired December 31, 1996.

                              ITEM 2.  PROPERTIES

The Company's headquarters are located in Tecumseh Michigan, approximately 50 miles southwest of Detroit. At December 31, 1996 the Company had 28 principal properties worldwide occupying approximately 7.2 million square feet with the majority, approximately 6.8 million square feet devoted to manufacturing. Nine facilities with approximately 2.4 million square feet were located in four countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's three principal business segments.


                                                   Approximate Floor
           Industry Segment                        Area in Square Feet
           ----------------                        -------------------

         Compressor Products                           4,654,000
         Engine and Power Train Products               1,975,000
         Pump Products and Other                         547,000


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

                           ITEM 3.  LEGAL PROCEEDINGS

The Company has been named by the U.S. EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. This matter is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1996, both of which are incorporated herein by reference. As pointed out in Note 9, the ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


                ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

The information under the captions "Financial Summary" and "Information Concerning Equity Securities" of the Company's Annual Report to Shareholders for year ended December 31, 1996 is incorporated herein by reference. As of a February 28, 1997, there were 971 holders of record of the Company's Class A common stock and 908 holders of the Class B common stock. No equity securities were sold by the Company during the period covered by this report.

                        ITEM 6.  SELECTED FINANCIAL DATA

The information under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

                ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages 16 to 27, inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference. See Item 14 of this report for financial statement schedules.

                   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information pertaining to directors under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders is incorporated herein by reference.
Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report.

                        ITEM 11.  EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors - Director Compensation" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Principal Shareholders" and "Election of Directors - Management's Ownership of Equity Securities" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV


                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) The following described financial statements, notes and report on pages 16 through 25 of the Company's Annual Report to Shareholders for the year ended December 31, 1996:

                 . Statements of Consolidated Income for the years ended December 31, 1996, 1995 and 1994

                 . Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                 .        Consolidated Balance Sheets as of December 31, 1996
                          and 1995

                 . Statements of Consolidated Cash Flows for the years ended December 31, 1996, 1995 and 1994

                 .        Notes to Consolidated Financial Statements

                 .        Report of Independent Accountants

         (2)     Financial Statement Schedules:


   Schedule                                                        Form 10-K
   Number                        Description                    Page  Reference
   --------                      -----------                    ---------------

     II               Valuation and Qualifying Accounts               21

Schedules other than those listed above are omitted because they are either not applicable or are not required.

    (3)     Exhibits:

  Exhibit
  Number             Description
  -------            -----------

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

    Exhibit
    Number             Description
    -------            -----------

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

      (10)(h) Management Incentive Plan, as amended through November 22, 1995 (management contract or compensatory plan or arrangement) (filed as Exhibit (10)(h) to Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-452) and incorporated herein by reference)

      (10)(i) Third Amendment to Management Incentive Plan, adopted January 22, 1997 (management contract or compensatory plan or arrangement)

      (10)(j) Supplemental Executive Retirement Plan effective January 1, 1995 (management contract or compensatory plan or arrangement) (filed as Exhibit (10)(l) to Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-452) and incorporated herein by reference)

    Exhibit
    Number             Description
    -------            -----------

      (11)             (not applicable)

      (12)             (not applicable)

      (13) Portions of Tecumseh Products Company Annual Report to Shareholders for the year ended December 31, 1996, incorporated by reference herein

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES


                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                             (Dollars in millions)



Column A           Column B                   Column C                    Column D          Column E
------------------------------------------------------------------------------------------------------
                                              Additions
                                       ----------------------
                   Balance at        Charged to        Charged to         Additions         Balance at
                   Beginning         Costs and           Other              and               End of
Description        of Period          Expenses          Accounts         (Deductions)         Period
------------------------------------------------------------------------------------------------------
Allowance for doubtful
  accounts, deducted from
  accounts receivable in the
  balance sheet:                                                             (A)
1996                $6.9               $0.2                                ($0.4)             $6.7
1995                $5.8               $1.5                                ($0.4)             $6.9
1994                $5.3               $0.9                                ($0.4)             $5.8





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


                                        TECUMSEH PRODUCTS COMPANY




                                        By____________________________________
                                           Todd W. Herrick
                                           President and Chief Executive Officer





Dated:    March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                           Date
    Signature                            Office                                                         of signing
    ---------                            -------                                                        ----------
___________________________                Chairman of the                                             March 26, 1997
Kenneth G. Herrick                         Board of Directors


___________________________                President, Chief                                            March 26, 1997
Todd W. Herrick                            Executive Officer
                                           (Principal Executive
                                           Officer) and Director

___________________________                Director                                                    March 26, 1997
Peter M. Banks


___________________________                Director                                                    March 26, 1997
Jon E. Barfield


___________________________                Vice President, Treasurer                                   March 26, 1997
John H. Foss                               and Chief Financial Officer
                                           (Principal Accounting
                                           and Principal Financial
                                           Officer) and Director

___________________________                Director                                                    March 26, 1997
J. Russell Fowler

___________________________                Director                                                    March 26, 1997
John W. Gelder


___________________________                Director                                                    March 26, 1997
Stephen L. Hickman


___________________________                Director                                                    March 26, 1997
Dean E. Richardson

                                 EXHIBIT INDEX


Exhibit
Number
-------

(10)(i) Third Amendment to Management Incentive Plan, adopted January 22, 1997 (management contract or compensatory plan or arrangement)

(13) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1996, incorporated by reference herein

(21)        Subsidiaries of the Company

(23)        Report and Consent of Certified Public Accountants

(27)        Financial Data Schedule