Form 10-Q
period 1997-03-31
TECUMSEH PRODUCTS CO
filed 1997-05-14
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended March 31, 1997

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

                Class of Stock                   Outstanding at April 30, 1997
-------------------------------------------------------------------------------
     Class B Common Stock, $1.00 par value                 5,470,146
     Class A Common Stock, $1.00 par value                16,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)

(Dollars in millions)                                                        MARCH 31,         December 31,
                                                                               1997                1996
============================================================================================================
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  239.6            $  277.7
  Accounts receivable, trade, less allowance for doubtful
    accounts of $6.7 million in 1997 and 1996                                   292.4               204.5
  Inventories                                                                   256.5               275.2
  Deferred income taxes                                                          37.4                36.6
  Other current assets                                                           13.3                10.4
------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                  839.2               804.4
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $446.5 million in 1997
  and $448.3 million in 1996                                                    531.0               529.1
EXCESS OF COST OVER ACQUIRED NET ASSETS                                          51.3                56.0
DEFERRED INCOME TAXES                                                            11.1                13.6
PREPAID PENSION EXPENSE                                                          49.4                46.7
OTHER ASSETS                                                                     28.9                22.8
------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                       $1,510.9            $1,472.6
============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable, trade                                                    $  120.0            $  114.3
  Income taxes payable                                                           15.5                 0.1
  Short-term borrowings                                                          15.5                19.8
  Accrued liabilities                                                           128.3               120.5
------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                             279.3               254.7
LONG-TERM DEBT                                                                   14.2                14.4
NON-PENSION POSTRETIREMENT BENEFITS                                             179.8               178.4
------------------------------------------------------------------------------------------------------------
PRODUCT WARRANTY AND SELF-INSURED RISKS                                          30.3                30.2
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                32.9                33.0
PENSION LIABILITIES                                                              13.5                14.4
------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                     550.0               525.1
------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Class A common stock, $1 par value; authorized 75,000,000
    shares; issued and outstanding 16,410,438 shares                             16.4                16.4

  Class B common stock, $1 par value; authorized 25,000,000
    shares; issued and outstanding 5,470,146 shares                               5.5                 5.5
  Capital in excess of par value                                                 29.9                29.9
  Retained earnings                                                             908.8               883.8
  Foreign currency translation adjustment                                         0.3                11.9
------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                            960.9               947.5
------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,510.9            $1,472.6
============================================================================================================





        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)


                                                                                          Three Months Ended
                                                                                              March 31,
(Dollars in millions except per share amounts)                                          ----------------------
                                                                                        1997           1996
==============================================================================================================
NET SALES                                                                               $479.6         $496.2

Costs and expenses:
    Cost of sales and operating expense                                                  407.3          426.3
    Selling and administrative expense                                                    27.0           24.9
--------------------------------------------------------------------------------------------------------------
          OPERATING INCOME                                                                45.3           45.0

Other income (expense):
    Interest expense                                                                      (1.4)          (1.9)

    Interest income and other, net                                                         4.9            5.1
--------------------------------------------------------------------------------------------------------------
          INCOME BEFORE TAXES ON INCOME                                                   48.8           48.2
    Taxes on income                                                                       17.3           17.2
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                              $ 31.5         $ 31.0
==============================================================================================================
NET INCOME PER SHARE                                                                    $ 1.44         $ 1.42
==============================================================================================================
CASH DIVIDENDS DECLARED PER SHARE                                                       $ 0.30         $ 0.26
==============================================================================================================



Note: Certain amounts previously reported have been reclassified to conform with the current presentation.





        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)


                                                                                        Three Months Ended
                                                                                             March 31,
(Dollars in millions)                                                                  ----------------------
                                                                                        1997            1996
=============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 31.5          $ 31.0
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                      17.2            15.7
      Accounts receivable                                                               (92.7)         (100.3)
      Inventories                                                                        15.0            12.2
      Payables and accrued expenses                                                      39.8            43.2
      Other                                                                              (7.3)           (1.6)
-------------------------------------------------------------------------------------------------------------
    CASH PROVIDED BY OPERATIONS                                                           3.5             0.2
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (22.0)          (33.8)
  Business acquisition, net of cash acquired                                             (5.6)           --
-------------------------------------------------------------------------------------------------------------
    CASH USED IN INVESTING ACTIVITIES                                                   (27.6)          (33.8)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                         (6.6)           (5.7)
  Increase (Decrease) in borrowings, net                                                 (2.8)            9.7
-------------------------------------------------------------------------------------------------------------
    CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      (9.4)            4.0
-------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (4.6)           (2.2)
-------------------------------------------------------------------------------------------------------------
    (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (38.1)          (31.8)

CASH AND CASH EQUIVALENTS:

    BEGINNING OF PERIOD                                                                 277.7           261.6
-------------------------------------------------------------------------------------------------------------
    END OF PERIOD                                                                      $239.6          $229.8
=============================================================================================================




        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 1996 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1996. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

         The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Ciulla, Smith & Dale, LLP, the Company's independent certified public accountants, as described in their report contained elsewhere herein.

2.       Inventories consisted of:

             (Dollars in Millions)                                     MARCH 31,             December 31,
                                                                         1997                   1996
             ============================================================================================
             Raw material and work in process                           $144.0                 $155.1
             Finished goods                                               92.8                  101.4
             Supplies                                                     19.7                   18.7
             --------------------------------------------------------------------------------------------
                                                                        $256.5                 $275.2
             ============================================================================================

3. The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At March 31, 1997 and December 31, 1996, the Company had an accrual of $30.1 million for estimated costs associated with the cleanup of certain polychlorinated biphenyl (PCB) contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including samples taken in the Sheboygan River, and on assumptions as to the nature, extent and areas that will have to be remediated. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the upper river, and only natural armoring and bioremediation in the lower river and harbor. The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site by late 1997, but the ultimate resolution of the matter may take much longer. The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the Wisconsin Department of Natural Resources (WDNR)), rapidly changing technology, and the outcome of any related litigation.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED



         The Company, in cooperation with the WDNR, is conducting an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. Certain test procedures are underway to assess the extent of contamination and to develop remedial options for the site. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

         The WDNR has requested that the Company and other interested parties join it in a cooperative effort to clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. The Company has cooperated to date with the WDNR in investigating the scope and range of the contamination. The WDNR has not identified the parties it believes are responsible for such contamination. The Company has provided for preliminary investigation expenses. Although participation in a cooperative remediation effort is under consideration, it is not possible at this time to reasonably estimate the cost of any such participation.

         In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. Based on limited preliminary data and other information currently available, the Company has no reason to believe that the level of expenditures for potential remedial action necessary at these other sites will have a material effect on its financial position.

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



May 8, 1997



                        INDEPENDENT ACCOUNTANTS' REPORT




Tecumseh Products Company
Tecumseh, Michigan


         We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of March 31, 1997, and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



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



RESULTS OF OPERATIONS

Consolidated earnings for the first quarter of 1997 rose slightly to $31.5 million or $1.44 per share as compared to $31.0 million or $1.42 per share for 1996. First quarter sales of $479.6 million decreased 3% as compared to the same period in 1996. Continued lagging sales in European markets and decreased demand for room air conditioning in the U.S. were the major contributors to the sales decline.

The following table presents results by business segments:

                                                                                  Three Months Ended
  (Dollars in millions)                                                                March 31,
                                                                                ------------------------
                                                                                 1997              1996
========================================================================================================
  NET SALES:
    Compressor Products                                                         $278.9            $312.7
    Engine and Power Train Products                                              169.6             154.3
    Pump Products                                                                 31.1              29.2
--------------------------------------------------------------------------------------------------------
            Total Net Sales                                                     $479.6            $496.2
========================================================================================================
  OPERATING INCOME:
    Compressor Products                                                          $26.7             $26.0
    Engine and Power Train Products                                               17.1              17.2
    Pump Products                                                                  3.9               4.3
    Corporate expenses                                                            (2.4)             (2.5)
--------------------------------------------------------------------------------------------------------
           Total Operating Income                                                 45.3              45.0
     Interest expense                                                             (1.4)             (1.9)
     Interest income and other, net                                                4.9               5.1
--------------------------------------------------------------------------------------------------------
  INCOME BEFORE TAXES ON INCOME                                                  $48.8             $48.2
========================================================================================================


NOTE: Certain amounts previously reported have been reclassified to conform with the current presentation.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Compressor Products

Worldwide Compressor Products sales for the first quarter of 1997 were $278.9 million, down 11% as compared to the same period in 1996. European compressor sales were substantially down due to continued weakness in the European economy. As expected, North American sales of compressors were also down due primarily to declines in the room air conditioning market after last summer's unseasonably cool weather in key regions of the U.S. These sales declines were offset, in part, by sales gains made by our Brazilian compressor operations, Tecumseh do Brasil.

First quarter Compressor Products operating margins improved from 8.3% in 1996 to 9.6% in 1997 as a result of the cost-cutting measures taken primarily by the European and North American compressor operations.

Engine and Power Train Products

Worldwide Engine and Power Train Products first quarter sales of $169.6 million provided a 10% increase over the prior year period. The increase resulted from stronger North American lawn and garden sales, which were partially offset by weaker sales in the Company's European engine operations.

Operating margins decreased from 11.1% in the first quarter of 1996 to 10.1% in the first quarter of 1997. Start-up costs at the new engine production facility in Georgia and relatively weak results in our European engine operations were primary contributors to the margin decline.

Pump Products

Pump Products sales for the first quarter of 1997 increased 7% to $31.1 million, largely due to stronger water gardening sales.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED



LIQUIDITY AND CAPITAL RESOURCES

In early April, the Company announced that it completed the acquisition of 50% of Siel Compressors Ltd. of Hyderabad Andhra Pradesh, India. Siel Compressors Ltd. is a leading manufacturer of hermetic compressors for the Indian air conditioning industry. This acquisition is a significant step in the Company's strategy to become India's pre-eminent hermetic compressor supplier for both air conditioning and refrigeration applications. India's vast and growing middle class, with its low saturation in refrigeration and air conditioning, is expected to provide growth opportunities for years to come.

The Company continued to maintain a strong and liquid financial position. Working capital of $559.9 million at March 31, 1997 was up from $549.7 million at December 31, 1996, and the ratio of current assets to current liabilities approximated 3.0. First quarter capital spending of $22.0 million included expenditures for a new electric motor manufacturing facility in Mississippi and additional equipment for a new engine manufacturing facility in Georgia. Total capital spending for 1997 should approximate $130-150 million, including the previously announced acquisitions in India. Working capital requirements and planned capital expenditures for the remainder of 1997 and early 1998 are expected to be financed through internally available funds, although the Company may utilize long-term financing arrangements in connection with various state investment incentives.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION



Item 6.         Exhibits and Reports on Form 8-K

(a)      Exhibit 27 Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



                                        TECUMSEH PRODUCTS COMPANY
                                        -------------------------
                                               (Registrant)




Dated:   May 14, 1997                   By:   /s/   JOHN H. FOSS
      -------------------                   ----------------------------------
                                                John H. Foss
                                                Vice President, Treasurer and
                                                  Chief Financial Officer

                                EXHIBIT INDEX





Exhibit
  No.                   Description
-------                 -----------
  27                    Financial Data Schedule