Form 10-Q
period 1997-06-30
TECUMSEH PRODUCTS CO
filed 1997-08-14
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT of 1934
     For the quarterly period ended June 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
     OF THE SECURITIES EXCHANGE ACT of 1934
     For the transition period from      to
                                   ------  ------


                         COMMISSION FILE NUMBER:  0-452


                           TECUMSEH PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)


        MICHIGAN                                          38-1093240
(State of Incorporation)                    (IRS Employer Identification Number)


                           100 EAST PATTERSON STREET
                           TECUMSEH, MICHIGAN  49286
                    (Address of Principal Executive Offices)

                       Telephone Number:  (517) 423-8411


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


             Class of Stock                    Outstanding at July 31, 1997
-------------------------------------------------------------------------------
    Class B Common Stock, $1.00 par value                  5,470,146
    Class A Common Stock, $1.00 par value                 16,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)


(Dollars in millions)                                                                 JUNE 30,         December 31,
                                                                                       1997              1996
=================================================================================================================
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                        $    265.3      $     277.7
 Accounts receivable, trade, less allowance for doubtful
  accounts of $6.7 million in 1997 and 1996                                            277.6            204.5
 Inventories                                                                           264.4            275.2
 Deferred income taxes                                                                  36.0             36.6
 Other current assets                                                                    7.5             10.4
-------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                              850.8            804.4
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
 accumulated depreciation of $454.0 million in 1997
 and $448.3 million in 1996                                                            542.7            529.1
EXCESS OF COST OVER ACQUIRED NET ASSETS                                                 49.0             56.0
DEFERRED INCOME TAXES                                                                   12.0             13.6
PREPAID PENSION EXPENSE                                                                 52.6             46.7
OTHER ASSETS                                                                            43.5             22.8
-------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                 $  1,550.6      $   1,472.6
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable, trade                                                          $    137.9      $     114.3
 Income taxes payable                                                                    8.1              0.1
 Short-term borrowings                                                                   4.8             19.8
 Accrued liabilities                                                                   135.6            120.5
-------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                         286.4            254.7
LONG-TERM DEBT                                                                          23.4             14.4
NON-PENSION POSTRETIREMENT BENEFITS                                                    181.0            178.4
PRODUCT WARRANTY AND SELF-INSURED RISKS                                                 32.0             30.2
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                       32.4             33.0
PENSION LIABILITIES                                                                     13.5             14.4
-------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                 568.7            525.1
-------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
 Class A common stock, $1 par value; authorized 75,000,000
  shares; issued and outstanding 16,410,438 shares                                      16.4             16.4
 Class B common stock, $1 par value; authorized 25,000,000
  shares; issued and outstanding 5,470,146 shares                                        5.5              5.5
 Capital in excess of par value                                                         29.9             29.9
 Retained earnings                                                                     934.1            883.8
 Foreign currency translation adjustment                                                (4.0)            11.9
-------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                        981.9            947.5
-------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  1,550.6      $   1,472.6
=============================================================================================================


        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)



(Dollars in millions                    Three Months Ended    Six Months Ended
except per share amounts)                    June 30,             June 30,
                                       -------------------   ------------------
                                         1997       1996       1997      1996
===============================================================================
NET SALES                                $480.6     $490.9    $960.2    $987.1
COSTS AND EXPENSES
 Cost of sales and operating expense      408.1      414.6     815.4     840.9
 Selling and administrative expense        25.2       25.4      52.2      50.3
------------------------------------------------------------------------------
OPERATING INCOME                           47.3       50.9      92.6      95.9
OTHER INCOME (EXPENSE)
 Interest expense                          (1.5)      (1.7)     (2.9)     (3.6)
 Interest income and other, net             4.4        4.6       9.3       9.7
------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME              50.2       53.8      99.0     102.0
------------------------------------------------------------------------------
 Taxes on income                           18.4       19.9      35.7      37.1
------------------------------------------------------------------------------
NET INCOME                               $ 31.8     $ 33.9    $ 63.3    $ 64.9
==============================================================================
NET INCOME PER SHARE                     $ 1.45     $ 1.55    $ 2.89    $ 2.97
==============================================================================
CASH DIVIDENDS DECLARED
 PER SHARE                               $ 0.30     $ 0.26    $ 0.60    $ 0.52
==============================================================================


        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)



                                                             Six Months Ended
(Dollars in millions)                                            June 30,
                                                            ------------------
                                                              1997      1996
==============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $ 63.3    $ 64.9
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                               34.8      31.8
   Accounts receivable                                        (79.0)    (77.4)
   Inventories                                                  5.8       9.6
   Payables and accrued expenses                               55.6      36.4
   Other                                                        3.5      (2.4)
-----------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS                               84.0      62.9
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                         (51.9)    (59.8)
 Business acquisition, net of cash acquired                   (20.4)       --
-----------------------------------------------------------------------------
     CASH USED IN INVESTING ACTIVITIES                        (72.3)    (59.8)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                               (13.1)    (11.4)
 Decrease in borrowings, net                                   (4.2)     (5.6)
-----------------------------------------------------------------------------
     CASH USED IN FINANCING ACTIVITIES                        (17.3)    (17.0)
-----------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (6.8)     (2.8)
-----------------------------------------------------------------------------
     DECREASE IN CASH AND CASH EQUIVALENTS                    (12.4)    (16.7)
CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                      277.7     261.6
-----------------------------------------------------------------------------
     END OF PERIOD                                           $265.3    $244.9
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

2.   Inventories consisted of:

        (Dollars in Millions)               JUNE 30,     December 31,
                                              1997           1996
        ==============================================================
        Raw material and work in process        $ 154.6      $ 155.1
        Finished goods                             89.8        101.4
        Supplies                                   20.0         18.7
        --------------------------------------------------------------
                                                $ 264.4      $ 275.2
        ==============================================================

3. The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At June 30, 1997, the Company had an accrual of $29.8 million ($30.1 million at December 31, 1996) for estimated costs associated with the cleanup of certain polychlorinated biphenyl (PCB) contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including samples taken in the Sheboygan River, and on assumptions as to the nature, extent and areas that will have to be remediated. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the upper river, and only natural armoring and bioremediation in the lower river and harbor. The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site by mid 1998, but the ultimate resolution of the matter may take much longer. The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the Wisconsin Department of Natural
     Resources (WDNR)), rapidly changing technology, and the outcome of any related litigation.

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

August 11, 1997



                        INDEPENDENT ACCOUNTANTS' REPORT



Tecumseh Products Company
Tecumseh, Michigan


     We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of June 30, 1997, and the related consolidated condensed statements of income and cash flows for the three months and six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



RESULTS OF OPERATIONS

Sales of $480.6 million for the second quarter of 1997 were 2% lower than the same period in 1996. Second quarter consolidated earnings of $31.8 million, or $1.45 per share, were 6% lower than 1996 second quarter earnings of $33.9 million. The earnings decrease was primarily due to lower profitability in the Company's Brazilian compressor operations and start-up costs at the new engine production facility in Georgia. First half sales of $960.2 million and net income of $63.3 million, or $2.89 per share, each decreased 3% as compared to the first half results of 1996. Decreased demand for room air conditioning in the U.S. and lagging sales in European markets were the major contributors to the first half sales decline.

The following table presents results by business segments:



                                    Three Months Ended    Six Months Ended
(Dollars in millions)                    June 30,             June 30,
                                   --------------------  -----------------
                                     1997       1996       1997     1996
==========================================================================
NET SALES:
 Compressor Products                $ 301.7    $ 318.9    $ 580.6   $ 631.6
 Engine and Power Train Products      150.0      146.3      319.6     300.6
 Pump Products                         28.9       25.7       60.0      54.9
---------------------------------------------------------------------------
    TOTAL NET SALES                 $ 480.6     $490.9    $ 960.2    $987.1
===========================================================================
OPERATING INCOME:
 Compressor Products                $  32.4     $ 33.4    $  59.1    $ 59.4
 Engine and Power Train Products       14.0       16.2       31.1      33.4
 Pump Products                          3.7        3.7        7.6       8.0
 Corporate Expenses                    (2.8)      (2.4)      (5.2)     (4.9)
---------------------------------------------------------------------------
    TOTAL OPERATING INCOME             47.3       50.9       92.6      95.9
Interest expense                       (1.5)      (1.7)      (2.9)     (3.6)
Interest income and other, net          4.4        4.6        9.3       9.7
---------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME       $  50.2     $ 53.8    $  99.0    $102.0
===========================================================================

NOTE: Certain amounts previously reported have been reclassified to conform with the current presentation.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED



Compressor Products

Worldwide Compressor Products sales for the second quarter decreased 5% to $301.7 million as compared to $318.9 million in 1996. First half sales of
$580.6 million decreased 8% as compared to the first half of 1996.    The
primary contributor to both the second quarter and first half sales decline was continued weak demand in the U.S. room air conditioning market after last summer's unseasonably cool weather.

Second quarter Compressor Products operating margins improved to 10.7% in 1997 versus 10.5% in 1996. Year-to-date operating margins were 10.2% versus 9.4%. Margin improvements from cost cutting measures in North American and European operations were offset by lower Brazilian profitability resulting from weak local demand for refrigerators.

Engine and Power Train Products

Worldwide Engine and Power Train Products sales for the second quarter increased 3% to $150.0 million, as compared to $146.3 million in 1996. Sales gains in the North American lawn and garden market were partially offset by comparatively lower snow engine sales following exceptionally strong sales in 1996. Sales for the first half of 1997 were $319.6 million, a 6% increase over the first half of 1996 as a result of stronger sales in the North American lawn and garden market.

Operating margins for the second quarter of 1997 decreased to 9.3% as compared to 11.1% during the same period in 1996 due to volume reductions of higher margin snow product coupled with start-up costs at the new engine production
facility in Georgia.   These same factors contributed to decreased first half
margins of 9.7% as compared to 11.1% for the first half of 1996.

Pump Products

Pump Products sales for the second quarter of 1997 increased 12% to $28.9
million.   First half sales of $60.0 million increased 9% over the prior year
period.   Sales gains were due primarily to strong demand for water-gardening products.

Second quarter operating margins decreased to 12.8% as compared to 14.4%, while first half margins decreased to 12.7% as compared to 14.6% in 1996. The reduced margins were due to sales mix, primarily higher volumes of lower margin sales to the retail mass merchants.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED



Outlook

Despite recent warm weather that has helped to reduce bloated air conditioning inventories, it seems likely that demand for air conditioning compressors will remain soft at least until late in the year. Furthermore, the Brazilian white goods industry is expected to operate at very low levels at least through the third quarter. Because of these factors, as well as continued start-up inefficiencies at the Douglas, Georgia engine facility and lower snow thrower engine volume, earnings for the last half of the year are expected to fall short of earnings reported for the last half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

In mid-July, Tecumseh finalized the acquisition of refrigeration compressor manufacturing facilities from Whirlpool of India, Ltd. and concurrently acquired 100% of Siel Compressors Ltd. (Siel). In April of this year, the Company had initially acquired 50% of Siel.

The newly acquired Whirlpool facilities in the state of Haryana, India will be devoted to the manufacture of refrigeration compressors. Tecumseh expects to expand the capacity over the next several years to include its high efficiency CFC-free TP compressor. Siel Compressors Ltd. (which is located in Hyderabad, Andhra Pradesh, India and is a former licensee of Tecumseh) will continue to manufacture air conditioning compressors. Once expanded and fully equipped, the combined operations will have sufficient capacity to produce 2 to 3 million compressors annually.

The purchase price of both operations, including the previous 50% acquisition of Siel, is approximately $45 million. As of June 30, 1997, $20 million has been remitted in partial payment, with the remainder to occur in the third quarter of 1997. The acquisitions will be accounted for using the purchase accounting method and are expected to be financed through internally available funds.

The Company continued to maintain a strong and liquid financial position. Working capital of $564.4 million at June 30, 1997 was up from $549.7 million at December 31, 1996, and the ratio of current assets to current liabilities approximated 3.0. First half capital spending of $51.9 million (excluding the Indian acquisition, as discussed above) included expenditures for a new electric motor manufacturing facility in Mississippi and additional equipment for a new engine manufacturing facility in Georgia. Total capital spending for 1997 should approximate $120-130 million. Working capital requirements and planned capital expenditures for the remainder of 1997 and 1998 are expected to be financed through internally available funds, although the Company may utilize long-term financing arrangements in connection with various state investment incentives.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 23, 1997. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

All of the management's nominees for directors as listed in the proxy statement were elected with the following votes.

                                                VOTES
                     DIRECTOR       VOTES FOR  WITHHELD
                ------------------  ---------  --------
                Kenneth G. Herrick  5,061,366    23,935
                Todd W. Herrick     5,063,015    22,286
                John H. Foss        5,062,819    22,482
                Peter M. Banks      5,061,782    23,519
                Jon E. Barfield     5,062,784    22,517
                J. Russell Fowler   5,061,992    23,309
                John W. Gelder      5,062,219    23,082
                Stephen L. Hickman  5,062,719    22,582
                Dean E. Richardson  5,061,919    23,382

Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                             TECUMSEH PRODUCTS COMPANY
                                             -------------------------
                                                   (Registrant)


Dated:  August 14, 1997                      By: /s/   JOHN H. FOSS
        ---------------                          ------------------------
                                                  John H. Foss
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
    27                          FINANCIAL DATA SCHEDULE