Form 10-Q
period 1997-09-30
TECUMSEH PRODUCTS CO
filed 1997-11-13
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
                  For the quarterly period ended September 30, 1997

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

                Class of Stock                  Outstanding at October 31, 1997
     Class B Common Stock, $1.00 par value                   5,470,146
     Class A Common Stock, $1.00 par value                  16,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (Unaudited and subject to year end adjustments)


(Dollars in millions)                                                    September 30,      December 31,
                                                                            1997               1996
======================================================================================================
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                               $  266.1           $  277.7
 Accounts receivable, trade, less allowance for doubtful
  accounts of $6.6 million in 1997 and $6.7 million in 1996                 247.4              204.5
 Inventories                                                                251.9              275.2
 Deferred income taxes                                                       36.7               36.6
 Other current assets                                                         8.1               10.4
----------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                   810.2              804.4
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
 accumulated depreciation of $460.1 million in 1997
 and $448.3 million in 1996                                                 575.0              529.1
EXCESS OF COST OVER ACQUIRED NET ASSETS                                      58.0               56.0
DEFERRED INCOME TAXES                                                        11.0               13.6
PREPAID PENSION EXPENSE                                                      55.5               46.7
OTHER ASSETS                                                                 25.0               22.8
----------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                         $1,534.7           $1,472.6
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable, trade                                                 $  114.4           $  114.3
 Income taxes payable                                                        11.7                0.1
 Short-term borrowings                                                        7.4               19.8
 Accrued liabilities                                                        127.2              120.5
----------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                              260.7              254.7
LONG-TERM DEBT                                                               23.6               14.4
NON-PENSION POSTRETIREMENT BENEFITS                                         182.1              178.4
PRODUCT WARRANTY AND SELF-INSURED RISKS                                      31.4               30.2
ACCRUAL FOR ENVIRONMENTAL MATTERS                                            32.1               33.0
PENSION LIABILITIES                                                          13.1               14.4
----------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                      543.0              525.1
----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
 Class A common stock, $1 par value; authorized 75,000,000
  shares; issued and outstanding 16,410,438 shares                           16.4               16.4
 Class B common stock, $1 par value; authorized 25,000,000
  shares; issued and outstanding 5,470,146 shares                             5.5                5.5
 Capital in excess of par value                                              29.9               29.9
 Retained earnings                                                          949.4              883.8
 Foreign currency translation adjustment                                     (9.5)              11.9
----------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                            991.7              947.5
----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,534.7           $1,472.6
====================================================================================================

        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)



(Dollars in millions                    Three Months Ended    Nine Months Ended
except per share amounts)                 September 30,         September 30,
                                        ---------------------------------------
                                         1997       1996       1997       1996
=================================================================================
NET SALES                                $389.0    $ 408.7    $1,349.2   $1,395.8
COSTS AND EXPENSES
 Cost of sales and operating expense      334.4      346.1     1,149.8    1,187.0
 Selling and administrative expense        23.4       23.1        75.6       73.4
---------------------------------------------------------------------------------
OPERATING INCOME                           31.2       39.5       123.8      135.4


OTHER INCOME (EXPENSE)
 Interest expense                          (1.6)      (1.3)       (4.5)      (4.9)
 Interest income and other, net             5.7        4.8        15.0       14.5
---------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME              35.3       43.0       134.3      145.0
---------------------------------------------------------------------------------
 Taxes on income                           13.4       15.8        49.1       52.9
---------------------------------------------------------------------------------
NET INCOME                               $ 21.9    $  27.2    $   85.2   $   92.1
=================================================================================
NET INCOME PER SHARE                     $ 1.00    $  1.24    $   3.89   $   4.21
=================================================================================
CASH DIVIDENDS DECLARED
 PER SHARE                               $ 0.30    $  0.26    $   0.90   $   0.78
=================================================================================


        The accompanying notes are an integral part of these statements.
                                                                        Page 3

     TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)



                                                             Nine Months Ended
(Dollars in millions)                                          September 30,
                                                             ---------------------
                                                              1997           1996
===================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $  85.2      $   92.1
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                52.4          48.0
   Accounts receivable                                         (44.2)        (25.1)
   Inventories                                                  20.1           2.9
   Payables and accrued expenses                                24.9          10.6
   Other                                                        (2.4)         (3.3)
----------------------------------------------------------------------------------
     CASH PROVIDED BY OPERATIONS                               136.0         125.2
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                          (72.1)        (87.7)
 Business acquisition, net of cash acquired                    (45.2)           --
----------------------------------------------------------------------------------
     CASH USED IN INVESTING ACTIVITIES                        (117.3)        (87.7)
----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                (19.7)        (17.1)
 Decrease in borrowings, net                                    (2.3)         (6.1)
----------------------------------------------------------------------------------
     CASH USED IN FINANCING ACTIVITIES                         (22.0)        (23.2)
----------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (8.3)         (2.7)
----------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (11.6)         11.6

CASH AND CASH EQUIVALENTS:
     BEGINNING OF PERIOD                                       277.7         261.6
----------------------------------------------------------------------------------
     END OF PERIOD                                           $ 266.1      $  273.2
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

2.   Inventories consisted of:

        (Dollars in Millions)             SEPTEMBER 30,      December 31,
                                              1997             1996
        ==================================================================
        Raw material and work in process    $  151.0          $ 155.1
        Finished goods                          81.8            101.4
        Supplies                                19.1             18.7
        ------------------------------------------------------------------
                                            $  251.9          $ 275.2
        ==================================================================

3. Effective July 1, 1997, the Brazilian economy is no longer considered highly inflationary for financial statement reporting purposes. Accordingly, the assets and liabilities of the Company's Brazilian subsidiary are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. Prior to July 1, 1997, inventory, plant and equipment and related income statement items were translated at historical exchange rates while other assets and liabilities were translated at current exchange rates. The resulting translation gain (loss) was included in net earnings and was $2.5 million, $4.8 million and $(1.1) million in 1996, 1995 and 1994, respectively.

4. The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At September 30, 1997 the Company had an accrual of $29.6 million ($30.1 million at December 31, 1996) for estimated costs associated with the cleanup of certain polychlorinated biphenyl (PCB) contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including samples taken in the Sheboygan River, and on assumptions as to the nature, extent and areas that will have to be remediated.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

     Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the upper river, and only natural armoring and bioremediation in the lower river and harbor. The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site in the Spring of 1998, but the ultimate resolution of the matter may take much longer. The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the Wisconsin Department of Natural Resources (WDNR)), rapidly changing technology, and the outcome of any related litigation.

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

November 11, 1997



                        INDEPENDENT ACCOUNTANTS' REPORT



Tecumseh Products Company
Tecumseh, Michigan


     We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of September 30, 1997, and the related consolidated condensed statements of income and cash flows for the three months and nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


RESULTS OF OPERATIONS

Sales of $389.0 million for the third quarter of 1997 were 5% lower than the same quarter of 1996. Consolidated earnings of $21.9 million, or $1.00 per share, were 19% lower than 1996 third quarter earnings of $27.2 million. Year-to-date sales of $1,349.2 decreased 3% as compared to the first nine months of 1996, while earnings for the same period decreased 7%. Third quarter and year-to-date results were unfavorably impacted by substantially lower profitability in the Company's Brazilian compressor operations.

The following table presents results by business segments:



                                    Three Months Ended    Nine Months Ended
(Dollars in millions)                 September 30,         September 30,
                                    ------------------    --------------------
                                     1997       1996       1997       1996
==============================================================================
NET SALES:
 Compressor Products                $  231.6    $ 262.1    $  812.2   $  893.7
 Engine and Power Train Products       134.9      124.2       454.5      424.8
 Pump Products                          22.5       22.4        82.5       77.3
------------------------------------------------------------------------------
    TOTAL NET SALES                 $  389.0    $ 408.7    $1,349.2   $1,395.8
==============================================================================

OPERATING INCOME:
 Compressor Products                $   14.2    $  25.1    $   73.3   $   84.5
 Engine and Power Train Products        17.9       14.7        49.0       48.1
 Pump Products                           2.0        2.5         9.6       10.5
 Corporate Expenses                     (2.9)      (2.8)       (8.1)      (7.7)
------------------------------------------------------------------------------
    TOTAL OPERATING INCOME              31.2       39.5       123.8      135.4

Interest expense                        (1.6)      (1.3)       (4.5)      (4.9)

Interest income and other, net           5.7        4.8        15.0       14.5
------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME       $   35.3    $  43.0    $  134.3   $  145.0
==============================================================================

NOTE: Certain amounts previously reported have been reclassified to conform with the current presentation.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Compressor Products

Worldwide Compressor Products sales for the third quarter of 1997 were $231.6 million, 12% lower than the third quarter of 1996. An especially weak home appliance market in Brazil caused sales produced at the Company's Brazilian operations to drop over 30%. Sales of compressors for air conditioners also decreased in the North American room and central air conditioning markets due to continued unseasonably cold weather in key regions of the U.S. These same factors contributed to the 9% decrease in year-to-date sales.

Substantially lower profitability in Brazil and volume related margin declines in North America resulted in reduced operating margins for the quarter, 6.1% as compared to 9.6% in 1996. European operations showed improved profitability on slightly higher dollar sales volume due to a lower French Franc and ongoing cost reduction measures. Year-to-date operating margins were 9.0% versus 9.5% in 1996. Improved margins as a result of cost cutting programs in the first and second quarter were more than offset by lower third quarter results.

Engine and Power Train Products

Worldwide Engine and Power Train Products sales for the third quarter increased 9% to $134.9 million, as compared to $124.2 million in 1996. The Company experienced strong demand for both its lawn and garden engines and transmission products, while snow engine demand was flat. Year-to-date sales increased 7% to $454.5 million due to strong sales of lawn and garden product by a major retail customer.

Operating margins for the third quarter of 1997 increased to 13.3% as compared to 11.8% due to sales volume gains. Nine month operating margins decreased to 10.8% as compared to 11.3% in 1996 as a result of a 16% unit drop in higher margin snow engine sales along with start-up costs at the new engine production facility in Georgia.

Pump Products

Pump Products sales for the third quarter were essentially flat with prior year, $22.5 million in 1997 versus $22.4 million in 1996. Nine months sales increased 7% to $82.5 million. Year-to-date sales gains were due primarily to strong demand for water-gardening products.

Pump Products operating margins for the third quarter were 8.9% as compared to 11.2%, while year-to-date margins decreased to 11.6% as compared to 13.6% in 1996. The reduced margins were due to higher marketing costs and depreciation associated with new facilities, which the Company expects to result in sales growth and higher pump margins in the future.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION -- ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Outlook

The Brazilian appliance industry has suffered a significant downturn and demand for Brazilian-built appliances and components is expected to remain weak through the fourth quarter and potentially into 1998. Weather-related softness in demand for North American air conditioners is likely to continue as well, and fourth quarter snow engine production is expected to be significantly below the unusually high levels of 1996. Recent turmoil in Asian and other currency markets is also expected to negatively impact compressor sales. Given these conditions, the consolidated earnings for the fourth quarter of 1997 are expected to be down substantially from the previous year period.

CAPITAL RESOURCES AND LIQUIDITY

Over the last several years there has been an industry trend toward the use of scroll compressors in the unitary air conditioning market. Tecumseh does not currently offer a scroll compressor and the Company believes the lack of a scroll is making it more difficult to compete in the unitary air conditioning market. Development efforts continue toward obtaining a marketable scroll compressor after a decision earlier in the year to modify Tecumseh's original design. Work is proceeding on performance characteristics, reduction of manufacturing costs to competitive levels and minimization of additional capital needed for tooling and equipment. There is still much work to be done on the product and the Company cannot accurately estimate when it will be ready for market in commercial quantities.

During the third quarter, the Company completed the acquisition of two compressor manufacturing facilities in India, positioning Tecumseh as the leading compressor manufacturer in that rapidly growing economy. These operations contributed modestly to sales during the quarter. The purchase price of both operations was approximately $45 million, and was accounted for using the purchase accounting method.

The Company continued to maintain a strong and liquid financial position. Working capital of $549.5 million at September 30, 1997 was slightly down from $549.7 million at December 31, 1996, and the ratio of current assets to current liabilities approximated 3.1. Year-to-date capital spending of $72.1 million (excluding the Indian acquisitions, as discussed above) included expenditures for a new electric motor manufacturing facility in Mississippi, expansion of our TP compressor line in Brazil and additional equipment for a new engine manufacturing facility in Georgia. Total capital spending for 1997 should approximate $110-120 million. Working capital requirements and planned capital expenditures for the remainder of 1997 and 1998 are expected to be financed through internally available funds. However, the Company may utilize long-term financing arrangements in connection with various state investment incentives.

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

     TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


Item 5. Other Information

On October 22, 1997 the Board of Directors amended the Company's Bylaws to include advance notice provisions for annual shareholder meetings. These provisions require advance written notice of shareholder generated Board of Director nominations or other proposals for shareholder action. The notice must contain specific information and the notice must be received within specified time limits. For further information, see the Amended and Restated Bylaws contained elsewhere herein.


Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits to this report are listed in the Exhibit Index contained elsewhere herein.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                             TECUMSEH PRODUCTS COMPANY
                                             -------------------------
                                                   (Registrant)



Dated:          November 13, 1997             /s/ John H. Foss
      ---------------------------            -----------------------
                                             John H. Foss
                                             Vice President, Treasurer and
                                             Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number
-------

  (3)   Company's Amended and Restated Bylaws as amended through
        October 22, 1997.

  27    Financial Data Schedule