Form 10-K405
period 1997-12-31
TECUMSEH PRODUCTS CO
filed 1998-03-25
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997         Commission File Number 0-452

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Registrant disclaims the existence of control and, accordingly, believes that as of March 2, 1998 all of the 5,470,146 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of March 2, 1998, held an aggregate of 2,279,300 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of March 2, 1998 (based on the closing price of $52.75 per share, as reported on the NASDAQ National Market System on such date) of the 3,190,846 shares then issued and outstanding held by non-affiliates was approximately $168,317,127.

       Numbers of shares outstanding of each of the Registrant's classes of Common Stock at March 13, 1998:

           Class B Common Stock, $1.00 Par Value:      5,470,146
           Class A Common Stock, $1.00 Par Value:     16,197,438

Certain information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 has been incorporated herein by reference in Parts I and II hereof. Certain information in the definitive proxy statement to be used in connection with the Registrant's 1998 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof. The
Exhibit Index is located on page 24.

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

Compressor Products include a broad range of air conditioning and refrigeration compressors, as well as refrigeration condensing units. The Company's compressor products range from fractional horsepower models used in small refrigerators and dehumidifiers to large compressors used in roof top air conditioning applications. The Company sells compressors in all four compressor market segments: (i) household refrigerators and freezers; (ii) room air conditioners;
(iii) commercial and residential unitary central air conditioning systems; and
(iv) commercial refrigeration applications including freezers, dehumidifiers, water coolers and vending machines. The Company sells compressors to original equipment manufacturers ("OEMs") and aftermarket distributors.

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

Pump Products include (i) small submersible pumps used in a wide variety of industrial, commercial, and consumer applications and (ii) heavy duty centrifugal type pumps used in the construction, mining, agricultural, marine, and transportation industries. The Company sells pump products to distributors, mass merchants and OEMs.

FOREIGN OPERATIONS AND SALES
In recent years, international sales and manufacturing have become increasingly important to the Company's business as a whole. In 1997, sales to customers outside the United States represented approximately 46% of total consolidated net sales. In addition to North American operations, compressor products are produced in Brazil, France and India, while engines are produced in Italy.

Products sold outside the United States are manufactured at both U.S. and foreign plants. The Company's European compressor subsidiary, Tecumseh Europe, S.A. ("Tecumseh Europe"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. Tecumseh do Brasil, Ltda. ("Tecumseh do Brasil"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America, North America and Europe. In 1997, the Company completed the acquisition of two manufacturing facilities in India which produce air conditioning and refrigeration compressors for the Indian appliance markets.

In the engine business, the Company's two principal markets are North America, which is generally served by the Company's U.S. manufacturing operations, and Europe, which is served both by the manufacturing operations of the Company's European engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa"), in Italy and, to a lesser extent, by U.S. export sales.

The Company's dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. The Company's foreign manufacturing operations are subject to other risks as well, including governmental expropriation, governmental regulations which may be disadvantageous to businesses owned by foreign nationals and instabilities in the work force due to changing political and social conditions. These considerations are especially significant in the context of the Company's Brazilian operations given the importance of Tecumseh do Brasil's performance to the Company's total operating results.

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

PRODUCT LINE
The Company manufactures and sells a wide variety of traditional, reciprocating compressors suitable for use in all four compressor market segments. These range in size from 12.5 HP compressors for unitary air conditioning applications to small fractional HP compressors for refrigerators, dehumidifiers and vending machines.

The Company also produces rotary compressors ranging from 5,000 to 18,000 BTU/hr for use in room and mobile air conditioning applications. Rotary compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating designs.

Scroll compressors generally offer improved energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial applications. The Company does not currently offer scroll compressors while its principal unitary air conditioning competitors do, which the Company believes puts it at a competitive disadvantage. The Company believes that successful development of a commercially saleable scroll is necessary to maintain its participation in the unitary compressor market.

The Company has invested approximately $50 million in a scroll compressor facility in Tecumseh, Michigan. After experiencing setbacks in developing a commercially acceptable scroll compressor, the Company is currently testing a new generation of scroll product. The Company is unable to predict when, or if, it will offer a scroll compressor for commercial sale, but it does anticipate that reaching volume production will require a significant additional investment. Given such additional investment and current market conditions, management is currently reviewing its options with respect to scroll product improvement, cost reductions, joint ventures and alternative new products.

MANUFACTURING OPERATIONS
Compressor Products manufactured in the Company's U.S. plants accounted for approximately 50% of 1997 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil, France and India. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply and the required raw materials and components are generally available in sufficient quantities.

SALES AND MARKETING
The Company markets its U.S., Brazilian and Indian built compressors under the "Tecumseh" brand and French built compressors under the "Tecumseh Europe-L'Unite Hermetique" brand. The Company sells its Compressor Products in North America primarily through its own sales staff. Major OEM customers are assigned to sales staff on an account basis. Other customers, (aftermarket wholesalers and smaller commercial OEM's) are served by sales personnel assigned to specified geographic regions. The Company's U.S. Export division and Brazilian, French and Indian subsidiaries have their own sales staff. In certain foreign markets, the Company also uses local independent sales representatives and distributors.

Substantially all of the Company's sales of Compressor Products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of Compressor Products for unitary central air conditioning systems and commercial applications include substantial sales to both OEM and distributor customers.

The Company has a joint venture with Bitzer Kuhlmaschinenbau GmbH and Co. KG ("Bitzer") of Germany for the purpose of marketing Bitzer's extensive lines of semi-hermetic and open drive piston and screw-type compressor products in the United States and Canada. Product is marketed under the "Tecumseh-Bitzer" brand, using existing marketing and distribution systems.

The Company has over 1,200 customers for Compressor Products, the majority of which are commercial customers. In 1997, the two largest customers for Compressor Products accounted for 8.9% and 7.5%, respectively, of segment sales, or 5.4% and 4.6%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the present business relationships with all major customers have existed for a substantial period of time.

In 1997, approximately 40% of the Compressor Products produced by the Company in its U.S. plants were exported to foreign countries. The Company exports to over 100 countries. Approximately three-quarters of these exported products were sold in the Far and Middle East.

COMPETITION
All of the compressor market segments in which the Company operates are highly competitive. Participants compete on the basis of delivery, efficiency, noise level, price and reliability. The Company competes not only with other independent compressor producers but also with manufacturers of end products which have internal compressor manufacturing operations.

The domestic unitary air conditioning compressor market consists of OEMs and a significant compressor aftermarket. The Company competes primarily with two U.S. manufacturers, Copeland Corporation, a subsidiary of Emerson Electric, Inc., and Bristol Compressors Inc., a subsidiary of York International Corporation. Copeland Corporation enjoys a larger share of the domestic unitary air conditioning compressor business than either Bristol Compressors, Inc. or the Company.

Over the last several years there has been an industry trend toward the use of scroll compressors in the unitary air conditioning market. Copeland Corporation and other compressor manufacturers have had scroll compressors as part of their product offerings for some time. Along with its own manufacturing capabilities, Copeland Corporation is also a member of the Alliance Scroll manufacturing joint venture with two major U.S. central air conditioning manufacturers, American Standard's Trane air conditioning division and Lennox International, Inc. Carrier Corporation, a subsidiary of United Technologies and a major OEM has a joint venture to produce scroll compressors with Bristol Compressors Inc.

As discussed in the product line section, the Company has made a significant investment in a scroll compressor facility in Tecumseh, Michigan but cannot predict when, or if, it will offer a scroll compressor for commercial sale. The Company believes that successful introduction of this product is necessary to maintain its participation in the unitary market.

In the domestic room air conditioning compressor market, the Company competes primarily with foreign companies, which export compressors to the United States but also have U.S. manufacturing capabilities. The Company also competes to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Rotorex, Inc., and Sanyo Electric Trading Company, L.G. Electronics, Inc. and others.

In the domestic markets for water coolers, dehumidifiers, vending machines, refrigerated display cases and other commercial refrigeration products, the Company competes primarily with compressor manufacturers from the Far East, Europe and South America, and to a lesser extent, the United States. Competitors include Matsushita Electric Industrial Corporation, Danfoss, Inc., Embraco, S.A. and Copeland Corporation, and others.

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

Tecumseh Europe sells the major portion of its manufactured compressors in Western Europe, and competes in those markets primarily with several large European manufacturers, some of which are captive suppliers, and to a lesser but increasing extent, with manufacturers from the Far East and Brazil. Competitors include AB Electrolux, Embraco S.A. and Danfoss, Inc., and others.

Tecumseh do Brasil sells the major portion of its manufactured compressors in Brazil and other Latin American countries and competes directly with Embraco S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America.

The Company has two compressor manufacturing subsidiaries in India, Tecumseh Products India, Ltd. and Tecumseh India Private, Ltd., which sell to regional markets. Major competitors include the Indian manufacturers Kirloskar Copeland Ltd., Carrier Aircon Ltd., Godrej, Videocon, BPL and others.

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

The U.S. National Appliance Energy Conservation Act of 1987 (the "NAECA") will require higher energy efficiency ratings on air conditioners, household refrigerator/freezers and commercial refrigeration. The standards call for staggered implementation starting in 2000 and running through 2003. The European Community has similar energy efficiency directives for refrigerators and freezers beginning mid 1999. Asian customers are addressing energy conservation either by responding to government regulations or by manufacturing products suitable for sale globally. It is not presently possible to estimate the level of expenditures which will be required to meet the new standards or the effect on the Company's competitive position.

ENGINE AND POWER TRAIN PRODUCTS
Small gasoline engines account for a majority of the net sales of the Company's Engine and Power Train Products segment. These are used in a broad variety of consumer products, including lawn mowers (both riding and walk-behind types), snow throwers, small lawn and garden tractors, small power devices used in outdoor chore products, generators, pumps and certain self-propelled vehicles. The Company manufactures gasoline engines, both two and four-cycle types, with aluminum die cast bodies ranging in size from 2 through 17 horsepower and with cast iron bodies ranging in size from 12 through 18 horsepower. A line of battery-operated electric power heads is also produced. The Company's power train products include transmissions, transaxles and related parts used principally in lawn and garden tractors and riding lawn mowers.

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

In 1997, the two largest customers for Engine and Power Train Products accounted for 25.8% and 19.0%, respectively, of segment sales, or 8.6% and 6.3%, respectively, of consolidated net sales. Loss of either of this segment's two largest customers would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole. There are no long-term contracts between the Company and its major customers, but the present business relationships have existed for a substantial period of time.

COMPETITION
The Company believes it is the second largest producer of small gasoline engines in the world and that the largest such producer, with a broader product range, is Briggs & Stratton Corporation. Other producers of small gasoline engines include Kohler Corporation, Toro Company and Honda Corporation, among others.

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

NEW EMISSION STANDARDS
The U.S. Environmental Protection Agency ("EPA") is developing emission standards for utility engines which include the two- and four-cycle engines produced by the Company. The Company already produces competitively priced engines that comply with the current EPA phase I standards. EPA Phase II standards propose to reduce certain emissions from utility engines an additional 30 percent beyond the current EPA Phase I standards. The proposed standards are expected to be finalized over the next twelve months and will be phased in between 2001 and 2005. It is not currently possible to determine the related costs of compliance nor the impact on the competitive position of the Company.

PUMP PRODUCTS
The Company manufactures and sells centrifugal pumps and related products through its subsidiary, Little Giant Pump Company ("Little Giant"). Little Giant pumps are used in a broad range of commercial, industrial, and consumer products, including heating, ventilating and cooling, parts washers, machine tools, evaporative coolers, sump pumps, statuary, fountains and water gardening. Little Giant's products are sold worldwide to OEMs, distributors and mass retailers. Sales and marketing is executed through Little Giant's own sales staff and manufacturer's representatives under the "Little Giant" brand name.

The Company's other pump subsidiary, MP PUMPS Inc. ("MP PUMPS"), manufactures and sells a variety of centrifugal pumps ranging in capacity from 15 to 3,700 gallons per minute, that are used in the agricultural, marine and transportation industries and in a variety of commercial and industrial applications and end products. MP PUMPS sells both to OEMs, which incorporate its pumps into their end products, and through an extensive network of distributors located throughout the United States, which sell to end-users. A limited number of pumps are also sold to departments and agencies of the U.S. government. Most of MP PUMPS' products are sold in the United States. MP PUMPS markets its products through its own sales staff under the "MP PUMPS" brand name.

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

In 1997, 13% of consolidated sales represented engine and compressor sales to customers under the common control of AB Electrolux.

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

RESEARCH AND DEVELOPMENT
The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company spent approximately $32.6 million, $30.4 million and $30.1 million during 1997, 1996 and 1995 on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

ENVIRONMENTAL LEGISLATION
The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. The Company is also participating with the EPA and various state agencies in investigating possible remedial action that may be necessary at other sites. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1997 for a discussion of the impact of these matters on the Company's financial condition and results of operations. Also see
Item 3. Legal Proceedings.

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION
The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 1997, 1996 and 1995 appear under the caption "Business Segment Data" of the Company's Annual Report to Shareholders for the year ended December 31, 1997 and are incorporated herein by reference.

EMPLOYEES
On December 31, 1997 the Company employed approximately 17,100 persons, 54% of which were employed in foreign locations. Approximately 3,100 of the U.S. employees were represented by labor unions, with no more than approximately 1,400 persons represented by the same union. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation; during 1997, the maximum number of persons employed was approximately 18,900 and the minimum was 16,600. The Company believes it has a good relationship with its employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company:


                                                                                                 PERIOD OF SERVICE
         NAME AND AGE                                OFFICE OR POSITION HELD                       AS AN OFFICER
         ------------                                -----------------------                     -----------------
         Kenneth G. Herrick, 76             Chairman of the Board of Directors                      Since 1966
         Todd W. Herrick, 55                President and Chief Executive Officer                   Since 1974
         John H. Foss, 55                   Vice President, Treasurer, and Chief                    Since 1979
                                               Financial Officer
         James E. Martinco, 52              Group Vice President, Engine and                        Since 1998
                                              Power Train (1)
         Dennis E. McCloskey, 55            Group Vice President, Compressors (2)                   Since 1998


Unless otherwise indicated, each executive officer has held his position for at least five years.

(1) Last five years of business experience--Vice President, Engine and Power Train, Tecumseh Products Company 1996 to 1997; Vice President of Operations and Vice President/General Manager of Engine Products 1990 to 1996. (Employed at Tecumseh Products Company since 1976)

(2) Last five years of business experience--Vice President, Compressors, Tecumseh Products Company, 1994 to 1997; Group Vice President Refrigeration and Air Conditioning, Frigidaire Company, 1990-1993 (Employed at Frigidaire since 1976)

                               ITEM 2. PROPERTIES

The Company's headquarters are located in Tecumseh Michigan, approximately 50 miles southwest of Detroit. At December 31, 1997 the Company had 31 principal properties worldwide occupying approximately 8.4 million square feet with the majority, approximately 7.9 million square feet devoted to manufacturing. Eleven facilities with approximately 3.3 million square feet were located in five countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's three principal business segments.

                                                               Approximate Floor
                     Industry Segment                         Area in Square Feet
                     ----------------                         -------------------
                  Compressor Products                                5,853,000
                  Engine and Power Train Products                    1,975,000
                  Pump Products and Other                              547,000


Five domestic facilities, including land, building and certain machinery and equipment were financed and leased through industrial revenue bonds. All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.

                            ITEM 3. LEGAL PROCEEDINGS

The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. This matter is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1997, both of which are incorporated herein by reference. As discussed in Note 9, the ultimate costs to the Company will be dependent upon factors beyond its control such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


                 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The information under the captions "Financial Summary" and "Information Concerning Equity Securities" of the Company's Annual Report to Shareholders for year ended December 31, 1997 is incorporated herein by reference. As of a March 2, 1998, there were 835 holders of record of the Company's Class A common stock and 808 holders of the Class B common stock. No equity securities were sold by the Company during the period covered by this report.

                         ITEM 6. SELECTED FINANCIAL DATA

The information under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages 16 to 27, inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference. See Item 14 of this report for financial statement schedules.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

`
                                    PART III


            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information pertaining to directors under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors - Director Compensation" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Principal Shareholders" and "Election of Directors -- Management's Ownership of Equity Securities" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV


                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) The following described financial statements, notes and report on pages 16 through 25 of the Company's Annual Report to Shareholders for the year ended December 31, 1997:

                  * Statements of Consolidated Income for the years ended December 31, 1997, 1996 and 1995

                  * Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                  *        Consolidated Balance Sheets as of December 31, 1997
                           and 1996

                  * Statements of Consolidated Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  *        Notes to Consolidated Financial Statements

                  *        Report of Independent Accountants

         (2)      Financial Statement Schedules:

         Schedule                                                           Form 10-K
         Number                     Description                           Page Reference
         --------                   -----------                           --------------
            II             Valuation and Qualifying Accounts                      21

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

   (3)(c) Certificate of Amendment to the Company's Restated Articles of Incorporation adopted April 27, 1994 (filed as Exhibit
                     (4)(c) to Quarterly report on Form 10-Q for the quarterly period ended March 31, 1994 (Commission File No. 0-452) and incorporated herein by reference)

   (3)(d) Company's Amended and Restated Bylaws as amended through October 22, 1997 (filed as Exhibit (3) to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 0-452) and incorporated herein by reference)

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

 Exhibit
 Number              Description
 -------             -----------
   (10)(i)           Third Amendment to Management Incentive Plan, adopted
                     January 22, 1997 (management contract or compensatory plan or arrangement) (filed as Exhibit (10)(i) to Annual Report on Form 10-K for the year ended December 31, 1996
                     (Commision file No. 0-452) and incorporated herein by reference)

   (10)(j) Supplemental Executive Retirement Plan effective January 1, 1995 (management contract or compensatory plan or arrangement) (filed as Exhibit (10)(l) to Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-452) and incorporated herein by reference)

   (11)              (not applicable)

   (12)              (not applicable)

   (13) Portions of Tecumseh Products Company Annual Report to Shareholders for the year ended December 31, 1997, incorporated by reference herein

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES


                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                              (Dollars in millions)




      Column A            Column B                       Column C                      Column D             Column E
--------------------------------------------------------------------------------------------------------------------
                                                       Additions
                                           -----------------------------------
                         Balance at          Charged to           Charged to           Additions           Balance at
                          Beginning           Costs and              Other                and                End of
    Description           of Period           Expenses             Accounts          (Deductions)            Period
---------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
   accounts, deducted from
   accounts receivable in the
   balance sheet:                                                                         (A)
        1997                  $6.7              $0.1                                    ($1.1)                $5.7
        1996                  $6.9              $0.2                                    ($0.4)                $6.9
        1995                  $5.8              $1.5                                    ($0.4)                $5.8







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


                                        TECUMSEH PRODUCTS COMPANY



                                        By  /s/ TODD W. HERRICK
                                           ------------------------------------
                                           Todd W. Herrick
                                           President and Chief Executive Officer





Dated:    March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                                                            Date
    Signature                                 Office                                     of signing
    ---------                                 ------                                     ----------

---------------------------                          Chairman of the
Kenneth G. Herrick                                   Board of Directors

/s/ TODD W. HERRICK
---------------------------                          President, Chief                   March 25, 1998
Todd W. Herrick                                      Executive Officer
                                                     (Principal Executive
                                                     Officer) and Director
/s/ PETER M. BANKS
---------------------------                          Director                           March 25, 1998
Peter M. Banks

/s/ JON E. BARFIELD
---------------------------                          Director                           March 25, 1998
Jon E. Barfield

/s/ JOHN H. FOSS
---------------------------                          Vice President, Treasurer          March 25, 1998
John H. Foss                                         and Chief Financial Officer
                                                     (Principal Accounting
                                                     and Principal Financial
                                                     Officer) and Director
/s/ J. RUSSELL FOWLER
---------------------------                          Director                           March 25, 1998
J. Russell Fowler

/s/ JOHN W. GELDER
---------------------------                          Director                           March 25, 1998
John W. Gelder

/s/ STEPHEN L. HICKMAN
---------------------------                          Director                           March 25, 1998
Stephen L. Hickman

/s/ DEAN E. RICHARDSON
---------------------------                          Director                           March 25, 1998
Dean E. Richardson


                                  EXHIBIT INDEX


Exhibit
Number

(13) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997, incorporated by reference herein

(21)              Subsidiaries of the Company

(23)              Report and Consent of Certified Public Accountants

(27)              Financial Data Schedule