Form 10-Q
period 1998-03-31
TECUMSEH PRODUCTS CO
filed 1998-05-13
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended March 31, 1998

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class of Stock                         Outstanding at April 30, 1998
--------------------------------------------------------------------------------
   Class B Common Stock, $1.00 par value                  5,470,146
   Class A Common Stock, $1.00 par value                 16,122,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)


(Dollars in millions)                                                          MARCH 31,          December 31,
                                                                                 1998                 1997
================================================================================================================
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                    $    271.7         $    304.1
  Accounts receivable, trade, less allowance for doubtful
    accounts of $5.8 million in 1998 and $5.7 million in 1997                       308.3              207.7
  Inventories                                                                       244.4              259.4
  Deferred income taxes                                                              38.3               38.2
  Other current assets                                                               11.0                8.7
----------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                      873.7              818.1
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $476.4 million in 1998
  and $469.2 million in 1997                                                        560.6              569.7
EXCESS OF COST OVER ACQUIRED NET ASSETS                                              54.5               56.7
DEFERRED INCOME TAXES                                                                10.0               10.8
PREPAID PENSION EXPENSE                                                              60.9               58.4
OTHER ASSETS                                                                         25.7               23.7
----------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                         $  1,585.4         $  1,537.4
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                      $    135.7         $    110.6
  Income taxes payable                                                               19.4                9.3
  Short-term borrowings                                                              26.1               29.0
  Accrued liabilities                                                               127.7              114.4
----------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                 308.9              263.3
LONG-TERM DEBT                                                                       17.8               17.5
NON-PENSION POSTRETIREMENT BENEFITS                                                 183.9              182.7
PRODUCT WARRANTY AND SELF-INSURED RISKS                                              29.1               28.9
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                    31.1               31.6
PENSION LIABILITIES                                                                  12.8               13.2
-----------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                         583.6              537.2
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Class A common stock, $1 par value; authorized 75,000,000
    shares; issued and outstanding 16,152,438 shares                                 16.2               16.4
  Class B common stock, $1 par value; authorized 25,000,000
    shares; issued and outstanding 5,470,146 shares                                   5.5                5.5
  Capital in excess of par value                                                     17.4               28.0
  Retained earnings                                                                 976.4              958.0
  Accumulated other comprehensive income:
     Foreign currency translation adjustment                                        (13.7)              (7.7)
-----------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                              1,001.8            1,000.2
-----------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  1,585.4         $  1,537.4
=================================================================================================================

The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited and subject to year end adjustments)



Dollars in millions except per share                                                       Three Months Ended
amounts                                                                                        March 31,
                                                                                      ----------------------------
                                                                                          1998           1997
====================================================================================================================

NET SALES                                                                           $   459.9          $   479.6

COSTS AND EXPENSES
     Cost of sales and operating expense                                                397.4              407.3
     Selling and administrative expense                                                  28.2               27.0
--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                         34.3               45.3



OTHER INCOME (EXPENSE)
     Interest expense                                                                    (2.4)              (1.4)
     Interest income and other, net                                                       7.5                4.9
--------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                                                            39.4               48.8


     Taxes on income                                                                     14.5               17.3
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                          $    24.9          $    31.5
====================================================================================================================
BASIC AND DILUTED EARNINGS PER SHARE                                                $    1.15          $    1.44
====================================================================================================================
CASH DIVIDENDS DECLARED PER SHARE                                                   $    0.30          $    0.30
====================================================================================================================



        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited and subject to year end adjustments)



                                                                                         Three Months Ended
(Dollars in millions)                                                                         March 31,
                                                                                   -------------------------------
                                                                                        1998             1997
==================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $   24.9           $   31.5
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                     19.1               17.2
      Accounts receivable                                                             (102.2)             (92.7)
      Inventories                                                                       13.3               15.0
      Payables and accrued expenses                                                     53.3               39.8
      Other                                                                             (6.2)              (7.3)
------------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY OPERATING ACTIVITIES                                          2.2                3.5
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (12.7)             (22.0)
  Business acquisition, net of cash acquired                                             ---               (5.6)
------------------------------------------------------------------------------------------------------------------
          CASH USED IN INVESTING ACTIVITIES                                            (12.7)             (27.6)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                        (6.5)              (6.6)
  Decrease in borrowings, net                                                           (1.9)              (2.8)
  Repurchases of common stock                                                          (10.9)               ---
------------------------------------------------------------------------------------------------------------------
         CASH USED IN FINANCING ACTIVITIES                                             (19.3)              (9.4)
------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (2.6)              (4.6)
------------------------------------------------------------------------------------------------------------------

         DECREASE IN CASH AND CASH EQUIVALENTS                                         (32.4)             (38.1)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                  304.1              277.7
------------------------------------------------------------------------------------------------------------------
  END OF PERIOD                                                                     $  271.7           $  239.6
==================================================================================================================



        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 1997 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1997. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

         The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Ciulla, Smith & Dale, LLP, the Company's independent certified public accountants, as described in their report contained elsewhere herein.


2. Inventories consisted of:
        (Dollars in Millions)                                     MARCH 31,             December 31,
                                                                   1998                    1997
========================================================================================================
Raw material and work in process                                  $ 150.5                 $  154.7
Finished goods                                                       78.1                     89.1
Supplies                                                             15.8                     15.6
--------------------------------------------------------------------------------------------------------
                                                                  $ 244.4                 $  259.4
========================================================================================================


3. Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. The following table reports comprehensive income for the three months ended March 31, 1998 and 1997.


                                                                           Three Months Ended
(Dollars in Millions)                                                           March 31,
                                                                       -----------------------------------
                                                                       1998                   1997
==========================================================================================================
Net income                                                           $ 24.9                  $  31.5
Other comprehensive income (expense)
     Foreign currency translation adjustments                          (6.0)                   (11.6)
----------------------------------------------------------------------------------------------------------
                                                                     $ 18.9                  $  19.9
==========================================================================================================

4. Basic and diluted earnings per share are equivalent. Earnings per share is computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations were 21,742,062 at March 31, 1998 and 21,880,584 at March 31, 1997.


5. During the first quarter of 1998, Tecumseh Products Company repurchased 218,000 shares of its Class A common stock at a cost of $10.9 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

6. The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At March 31, 1998, the Company had an accrual of $28.6 million ($29.0 million at December 31, 1997) for estimated costs associated with the cleanup of certain polychlorinated biphenyl (PCB) contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including samples taken in the Sheboygan River, and on assumptions as to the nature, extent and areas that will have to be remediated.

         Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the upper river, and only natural armoring and bioremediation in the lower river and harbor. The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site in 1998, but the ultimate resolution of the matter may take much longer. The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the Wisconsin Department of Natural Resources
         (WDNR)), rapidly changing technology, and the outcome of any related litigation.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

7. Various lawsuits and claims, including those involving ordinary routine litigation incidental to its business, to which the Company is a party, are pending, or have been asserted, against the Company. Although the outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a materially adverse effect on the consolidated financial position of the Company.

May 12, 1998



                         INDEPENDENT ACCOUNTANTS' REPORT



Tecumseh Products Company
Tecumseh, Michigan


         We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of March 31, 1998, and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                                                    CIULLA, SMITH & DALE, LLP
                                                    Certified Public Accountants
                                                    Southfield, Michigan

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

First quarter sales of $459.9 million were 4% lower as compared to $479.6 million in the first quarter of 1997. Consolidated earnings for the first quarter of 1998 were $24.9 million, or $1.15 per share, compared to $31.5 million or $1.44 per share in the first quarter of 1997.

The following table presents results by business segments:



                                                                                      Three Months Ended
(Dollars in millions)                                                                      March 31,
                                                                                -------------------------------
                                                                                     1998             1997
=================================================================================================================
NET SALES:
  Compressor Products                                                             $    262.8      $    278.9
  Engine and Power Train Products                                                      164.0           169.6
  Pump Products                                                                         33.1            31.1
-----------------------------------------------------------------------------------------------------------------
          TOTAL NET SALES                                                         $    459.9      $    479.6
=================================================================================================================

OPERATING INCOME:
  Compressor Products                                                             $     19.2      $     26.7
  Engine and Power Train Products                                                       13.7            17.1
  Pump Products                                                                          3.8             3.9
  Corporate Expenses                                                                    (2.4)           (2.4)
-----------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING INCOME                                                        34.3            45.3
Interest expense                                                                        (2.4)           (1.4)
Interest income and other, net                                                           7.5             4.9
-----------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                                                     $     39.4  $         48.8
=================================================================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Compressor Products

Worldwide Compressor Products sales for the first quarter of 1998 were $262.8 million, down 6% as compared to the first quarter of 1997. A decline in exports to Asian customers and lower sales of products into the domestic air conditioning market resulted in sales of compressors produced in North America falling 15% as compared to the first quarter of 1997. In addition, a general economic slowdown in Brazil as well as competition from imports dampened demand for our Brazilian-produced compressors. These negative factors were offset, in part, by increased sales by our European subsidiary and new sales from our recently acquired compressor businesses in India.

First quarter Compressor Products operating margins declined to 7.3% as compared to 9.6% in the first quarter of 1997. Substantially lower profitability in Brazil, lower sales volume in North American operations and price competition from Asian imports all contributed to the decline in results. Tecumseh Europe continued its trend of improved profitability.

Engine and Power Train Products

Worldwide Engine and Power Train Products sales for the first quarter were $164.0 million, a decrease of 3% as compared to the first quarter of 1997. First quarter Engine and Power Train Products operating margins declined to 8.4% from 10.1% in the first quarter of 1997. Reduced sales volume, increased raw material costs and a less favorable sales mix all contributed to the decline in results.

Pump Products

Pump Products sales for the first quarter increased 6% as compared to the first quarter of 1997. Sales gains were due to strong demand for our Little Giant Pump Company's newly introduced water-gardening program.

Outlook

Our view that 1998 would be a challenging year has not changed appreciably since our year-end reporting. Currency devaluations in Asia have expanded Asian exports of low-priced compressors and related products. Air conditioning compressor sales are expected to be weak due to Asian competition in room air conditioning and the loss of market share in unitary air conditioning. Also, the light snowfall of last winter will significantly reduce the demand for snow thrower engines later this year.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY, CAPITAL RESOURCES AND RISKS

The Company continued to maintain a strong and liquid financial position. Working capital of $564.8 million at March 31, 1998 was up from $554.8 million at the end of 1997, and the ratio of current assets to current liabilities was
2.8. First quarter capital spending was $12.7 million. Total capital spending for 1998 should approximate $80-100 million and will be spent on maintenance and capacity expansion in India and Brazil. Working capital requirements and planned capital, investment and stock repurchase expenditures for 1998 and early 1999 are expected to be financed primarily through internally available funds. However, the Company may also utilize long-term financing arrangements in connection with state investment incentives and may from time to time utilize short-term borrowings to hedge currency risk and to finance foreign working capital requirements. The Company maintains a $100 million revolving credit facility that is available for general corporate purposes.

The Company purchased approximately 200,000 shares of class A common stock during the first quarter of 1998, as part of the previously announced share repurchase program. Existing authority covers the purchase of an additional 750,000 shares through the end of this year.

The Company has reviewed its manufacturing, financial and administrative information systems and has determined that some of them are not year 2000 compliant. The Company has developed plans for the timely completion of modifications related to the year 2000. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. However, if modifications of the Company's systems, and those of its customers and suppliers, are not successfully completed on a timely basis, the year 2000 issue could have a materially adverse impact on the operations of the Company.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the securities laws. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. Forward-looking statements can be identified by the use of terms such as "expects", "should", "may", "believes", "anticipates", "will" and other future tense and forward-looking terminology.

Investors are cautioned that forward-looking statements involve risks and uncertainties, including, but not limited to, changes in business conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; financial market changes, including interest rates and foreign exchange rates; economic trend factors such as housing starts; governmental regulations; availability of materials; actions of competitors; and the Company's ability to profitably develop, manufacture and sell both new and existing products.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

(a)      None.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                              TECUMSEH PRODUCTS COMPANY
                                              -------------------------
                                                     (Registrant)



Dated:          May 13, 1998                  BY:    /s/    JOHN H. FOSS
      -------------------------------         ----------------------------------
                                              John H. Foss
                                                   Vice President, Treasurer and
                                                     Chief Financial Officer

                              INDEX TO EXHIBITS


EXHIBIT NO.                             DESCRIPTION
----------                              -----------

    27                                  Financial Data Schedule