Form 10-Q
period 1998-06-30
TECUMSEH PRODUCTS CO
filed 1998-08-14
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
     For the quarterly period ended June 30, 1998

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

                           Yes [X]          No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class of Stock                     Outstanding at July 31, 1998
-------------------------------------------------------------------------------
     Class B Common Stock, $1.00 par value                    5,470,146
     Class A Common Stock, $1.00 par value                   15,841,638

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)

(Dollars in millions)                                                        JUNE 30,            December 31,
                                                                               1998                  1997
===============================================================================================================
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $         302.7       $        304.1
  Accounts receivable, trade, less allowance for doubtful
    accounts of $5.5 million in 1998 and $5.7 million in 1997                       309.0                207.7
  Inventories                                                                       245.0                259.4
  Deferred income taxes                                                              37.8                 38.2
  Other current assets                                                                9.6                  8.7
---------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                      904.1                818.1
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $489.5 million in 1998
  and $469.2 million in 1997                                                        552.7                569.7
EXCESS OF COST OVER ACQUIRED NET ASSETS                                              54.4                 56.7
DEFERRED INCOME TAXES                                                                 9.4                 10.8
PREPAID PENSION EXPENSE                                                              63.4                 58.4
OTHER ASSETS                                                                         25.9                 23.7
---------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                    $       1,609.9       $      1,537.4
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                 $         151.7       $        110.6
  Income taxes payable                                                               12.4                  9.3
  Short-term borrowings                                                               6.4                 29.0
  Accrued liabilities                                                               142.7                114.4
---------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                 313.2                263.3
LONG-TERM DEBT                                                                       17.8                 17.5
NON-PENSION POSTRETIREMENT BENEFITS                                                 185.1                182.7
PRODUCT WARRANTY AND SELF-INSURED RISKS                                              31.7                 28.9
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                    36.1                 31.6
PENSION LIABILITIES                                                                  12.8                 13.2
---------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                         596.7                537.2
---------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Class A common stock, $1 par value; authorized 75,000,000
    shares; issued and outstanding 15,922,438 shares and
    16,370,438 shares, respectively                                                  15.9                 16.4
  Class B common stock, $1 par value; authorized 25,000,000
    shares; issued and outstanding 5,470,146 shares                                   5.5                  5.5
  Capital in excess of par value                                                      5.9                 28.0
  Retained earnings                                                               1,003.9                958.0
  Accumulated other comprehensive income:
     Foreign currency translation adjustment                                        (18.0)                (7.7)
---------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                              1,013.2              1,000.2
---------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $       1,609.9       $      1,537.4
===============================================================================================================

        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited and subject to year end adjustments)


Dollars in millions except per share                      Three Months Ended               Six Months Ended
amounts                                                        June 30,                        June 30,
                                                     ---------------------------     --------------------------
                                                         1998            1997           1998           1997
===============================================================================================================
NET SALES                                            $     500.4     $     480.6     $    960.3     $    960.2


COSTS AND EXPENSES
     Cost of sales and operating expense                   423.7           408.1          821.1          815.4
     Selling and administrative expense                     29.3            25.2           57.5           52.2
---------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                            47.4            47.3           81.7           92.6


OTHER INCOME (EXPENSE)
     Interest expense                                       (1.8)           (1.5)          (4.2)          (2.9)
     Interest income and other, net                          7.2             4.4           14.7            9.3
---------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                               52.8            50.2           92.2           99.0


     Taxes on income                                        18.9            18.4           33.4           35.7
---------------------------------------------------------------------------------------------------------------
NET INCOME                                           $      33.9     $      31.8     $     58.8     $     63.3
===============================================================================================================
BASIC AND DILUTED EARNINGS PER SHARE                 $      1.57     $      1.45     $     2.72     $     2.89
===============================================================================================================
CASH DIVIDENDS DECLARED PER SHARE                    $      0.30     $      0.30     $     0.60     $     0.60
===============================================================================================================



        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited and subject to year end adjustments)

                                                                         Six Months Ended
(Dollars in millions)                                                        June 30,
                                                                    ------------------------
                                                                       1998         1997
============================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $     58.8   $     63.3
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                       38.7         34.8
      Accounts receivable                                               (102.4)       (79.0)
      Inventories                                                         12.6          5.8
      Payables and accrued expenses                                       74.3         55.6
      Other                                                                4.3          3.5
--------------------------------------------------------------------------------------------
          CASH PROVIDED BY OPERATING ACTIVITIES                           86.3         84.0
--------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (28.4)       (51.9)
  Business acquisitions, net of cash acquired                             ---         (20.4)
--------------------------------------------------------------------------------------------
          CASH USED IN INVESTING ACTIVITIES                              (28.4)       (72.3)
--------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                         (12.9)       (13.1)
  Decrease in borrowings, net                                            (21.8)        (4.2)
  Repurchases of common stock                                            (22.6)        ---
--------------------------------------------------------------------------------------------
         CASH USED IN FINANCING ACTIVITIES                               (57.3)       (17.3)
--------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (2.0)        (6.8)
--------------------------------------------------------------------------------------------
         DECREASE IN CASH AND CASH EQUIVALENTS                            (1.4)       (12.4)
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                    304.1        277.7
--------------------------------------------------------------------------------------------
  END OF PERIOD                                                     $    302.7   $    265.3
============================================================================================



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

2.   Inventories consisted of:

          (Dollars in Millions)                    JUNE 30,       December 31,
                                                     1998             1997
     ========================================================================
     Raw material and work in process            $      150.4     $     154.7
     Finished goods                                      77.9            89.1
     Supplies                                            16.7            15.6
     ------------------------------------------------------------------------
                                                 $      245.0     $     259.4
     ========================================================================

3. Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (expense) and its components. The following table reports comprehensive income (expense) for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997.

                                          Three Months Ended            Six Months Ended
(Dollars in Millions)                          June 30,                     June 30,
                                      -----------------------------------------------------
                                         1998           1997           1998         1997
===========================================================================================
Net Income                            $    33.9      $    31.8      $    58.8    $    63.3
Other comprehensive expense:
   Foreign currency
   translation adjustments                 (4.3)          (4.3)         (10.3)       (15.9)
-------------------------------------------------------------------------------------------
                                      $    29.6      $    27.5      $    48.5    $    47.4
===========================================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

4. Basic and diluted earnings per share are equivalent. Earnings per share is computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations for the three months ended June 30, 1998 and 1997, were 21,517,573 and 21,880,584, respectively. The weighted average number of common shares used in the computations for the six months ended June 30, 1998 and 1997, were 21,629,197 and 21,880,584, respectively.

5. During the second quarter of 1998, the Company repurchased 230,000 shares of its Class A common stock at a cost of $11.7 million. For the six months ended June 30, 1998, the Company has repurchased 448,000 shares at a cost of $22.6 million.

6. The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At June 30, 1998, the Company had an accrual of $34.0 million ($29.0 million at December 31, 1997) for estimated costs associated with the cleanup of certain polychlorinated biphenyl (PCB) contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including samples taken in the Sheboygan River, and on assumptions as to the nature, extent and areas that will have to be remediated. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the upper river, and only natural armoring and bioremediation in the lower river and harbor. The increase in the accrual during 1998 reflects updated cost factors offset by insurance settlements received during the quarter. The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site in 1998, but the ultimate resolution of the matter may take much longer. The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the Wisconsin Department of Natural Resources (WDNR)), rapidly changing technology, and the outcome of any related litigation.

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

August 13, 1998



                         INDEPENDENT ACCOUNTANTS' REPORT



Tecumseh Products Company
Tecumseh, Michigan


     We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of June 30, 1998, and the related consolidated condensed statements of income and cash flows for the three months and the six months ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


RESULTS OF OPERATIONS

Sales of $500.4 million for the second quarter of 1998 were 4% higher than the second quarter in 1997. Second quarter consolidated earnings of $33.9 million, or $1.57 per share, were 7% higher than 1997 second quarter earnings of $31.8 million. The earnings increase was primarily due to increased interest income earned. For the first six months of 1998 sales were $960.3 million equaling the sales recorded for the first six months of 1997. Net income for the first six months of 1998 was $58.8 million, or $2.72 per share, compared to $63.3 million, or $2.89 per share, for the first six months of 1997.

The following table presents results by business segment:

                                            Three Months Ended              Six Months Ended
(Dollars in millions)                            June 30,                       June 30,
                                          ----------------------         ----------------------
                                            1998          1997             1998         1997
===============================================================================================
NET SALES:
  Compressor Products                     $  310.7      $  301.7         $  573.5     $  580.6
  Engine and Power Train Products            153.8         150.0            317.8        319.6
  Pump Products                               35.9          28.9             69.0         60.0
-----------------------------------------------------------------------------------------------
          TOTAL NET SALES                 $  500.4      $  480.6         $  960.3     $  960.2
===============================================================================================

OPERATING INCOME:
  Compressor Products                     $   32.7      $   32.4         $   51.9     $   59.1
  Engine and Power Train Products             13.3          14.0             27.0         31.1
  Pump Products                                4.2           3.7              8.0          7.6
  Corporate Expenses                          (2.8)         (2.8)            (5.2)        (5.2)
-----------------------------------------------------------------------------------------------
          TOTAL OPERATING INCOME              47.4          47.3             81.7         92.6
Interest expense                              (1.8)         (1.5)            (4.2)        (2.9)
Interest income and other, net                 7.2           4.4             14.7          9.3
-----------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME             $   52.8      $   50.2         $   92.2     $   99.0
===============================================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Compressor Products

Worldwide Compressor Products second quarter sales increased 3% to $310.7 million as compared to $301.7 million in 1997. Second quarter sales generated by the Company's newly acquired operations in India as well as higher European sales offset lower sales in Brazil and Asia. Sales for the first half of 1998 amounted to $573.5 million or a decrease of 1.2% from sales of $580.6 during 1997. A decline in exports to Asian customers combined with lower sales of products into the domestic air conditioning market resulted in lower sales of product built in North America. In Brazil, a continuing economic slowdown dampened demand for our Brazilian produced compressors.

Second quarter compressor margins were 10.5% compared to 10.7% in 1997. Year to date operating margins were 9.0% compared to 10.2% in 1997. Lower margins in the U.S. resulting from decreased unitary air conditioning sales and continued price competition from Asian imports were the primary contributors to the margin decline.


Engine and Power Train Products

Second quarter worldwide Engine and Power Train Products sales increased 3% to $153.8 million over 1997 sales of $150.0 million due to strong demand for walk behind rotary lawn mower engines in the U.S. and Europe. Year to date sales of $317.8 million declined slightly from 1997 sales of $319.6 million. Margins for the second quarter decreased to 8.6% from 9.3% in 1997. Year to date margins of 8.5% were down from the 9.7% margins earned in 1997. A less favorable product mix, largely reflecting lower snow thrower engine sales and continued production inefficiencies at our new engine facility in Georgia, contributed to the lower margins.


Pump Products

Pump Product sales for the second quarter of 1998 increased 24% to $35.9 million. Sales for the first half of 1998 were $69.0 million representing a 15% increase over 1997. The sales gains were due primarily to increased market penetration in water gardening markets. Second quarter margins decreased to 11.7% compared to 12.8% for 1997. Both the second quarter and the year to date margins were depressed by higher expenses relating to water gardening promotions.


Outlook

The severely hot weather and market conditions suggest that our U.S. commerical refrigeration and air conditioning businesses should do well in the second half of the year. However, the expected impact of a very weak snow thrower season will likely offset or more than offset these favorable conditions. Most snow thrower engines are sold in the third and fourth quarters of the year, and it is anticipated that demand will be down by at least 50% from 1997 levels because of high inventories resulting from last year's minimal snowfall in key market areas.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY, CAPITAL RESOURCES AND RISKS

The Company maintains a strong and liquid financial position. Working capital of $590.9 million at June 30, 1998 was up from $554.8 million at the end of 1997, and the ratio of current assets to current liabilities was 2.9 at June 30, 1998 compared to 3.1 at the end of 1997. Capital spending for the first six months of 1998 was $28.4 million. Total capital spending for 1998 should approximate $80-100 million and will be spent on maintenance at most manufacturing facilities and capacity expansion in India and Brazil. Working capital requirements, capital investments and stock repurchase expenditures for 1998 and early 1999 are expected to be financed primarily through internally available funds. However, the Company may also utilize long-term financing arrangements in connection with state investment incentives, and the Company maintains a $100 million revolving credit facility that is available for general corporate purposes. Further, the Company may, from time to time, utilize short-term borrowings to hedge foreign currency risk and to finance foreign working capital requirements.

The Company purchased 230,000 shares of class A common stock during the second quarter of 1998, as part of the previously announced share repurchase program. Existing authority covers the purchase of an additional 512,000 shares through the end of this year.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 22, 1998. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

All of the management's nominees for directors as listed in the proxy statement were elected with the following votes.

                                                                  VOTES
                DIRECTOR                   VOTES FOR            WITHHELD
          --------------------           -------------         ----------
          Kenneth G. Herrick               5,010,492             38,646
          Todd W. Herrick                  5,011,929             37,209
          John H. Foss                     5,011,526             37,612
          Peter M. Banks                   5,010,387             38,751
          Jon E. Barfield                  5,011,829             37,309
          J. Russell Fowler                5,010,392             38,746
          John W. Gelder                   5,011,929             37,209
          Stephen L. Hickman               5,011,856             37,282
          Ralph W. Babb, Jr.               5,010,487             38,651

Item 6.   Exhibits and Reports on Form 8-K

(a)  None.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                            TECUMSEH PRODUCTS COMPANY
                                            -------------------------
                                                   (Registrant)



Dated:     August 13, 1998                  BY:  /s/  JOHN H. FOSS
      --------------------------               ----------------------
                                               John H. Foss
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------
   27                        Financial Data Schedule