Form 10-Q
period 1998-09-30
TECUMSEH PRODUCTS CO
filed 1998-11-12
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended September 30, 1998

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class of Stock                        Outstanding at October 31, 1998
------------------------------------------------------------------------------
Class B Common Stock, $1.00 par value                  5,470,146
Class A Common Stock, $1.00 par value                 15,524,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)


(Dollars in millions)                                                          SEPTEMBER 30,        December 31,
                                                                                   1998                 1997
=================================================================================================================

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  306.0              $  304.1
  Accounts receivable, trade, less allowance for doubtful
    accounts of $5.7 million in 1998 and in 1997                                   263.6                 207.7
  Inventories                                                                      255.0                 259.4
  Deferred income taxes                                                             38.1                  38.2
  Other current assets                                                               9.3                   8.7
-----------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                     872.0                 818.1
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $513.1 million in 1998
  and $469.2 million in 1997                                                       554.0                 569.7
EXCESS OF COST OVER ACQUIRED NET ASSETS                                             57.5                  56.7
DEFERRED INCOME TAXES                                                                9.0                  10.8
PREPAID PENSION EXPENSE                                                             65.9                  58.4
OTHER ASSETS                                                                        25.8                  23.7
-----------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                          $1,584.2              $1,537.4
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                       $  132.7              $  110.6
  Income taxes payable                                                               7.1                   9.3
  Short-term borrowings                                                              4.7                  29.0
  Accrued liabilities                                                              138.4                 114.4
-----------------------------------------------------------------------------------------------------------------

          TOTAL CURRENT LIABILITIES                                                282.9                 263.3
LONG-TERM DEBT                                                                      17.0                  17.5
NON-PENSION POSTRETIREMENT BENEFITS                                                186.1                 182.7
PRODUCT WARRANTY AND SELF-INSURED RISKS                                             32.2                  28.9
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                   35.7                  31.6
PENSION LIABILITIES                                                                 14.1                  13.2
-----------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                        568.0                 537.2
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS EQUITY:
  Class A common stock, $1 par value; authorized 75,000,000
    shares; issued and outstanding 15,607,738 shares in 1998
    and 16,370,438 shares in 1997                                                   15.6                  16.4
  Class B common stock, $1 par value; authorized 25,000,000
    shares; issued and outstanding 5,470,146 shares                                  5.5                   5.5
  Capital in excess of par value                                                      --                  28.0
  Retained earnings                                                              1,006.4                 958.0
  Foreign currency translation adjustment                                         (11.3)                 (7.7)
-----------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                             1,016.2               1,000.2
-----------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,584.2              $1,537.4
=================================================================================================================


        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Unaudited and subject to year end adjustments)


(Dollars in millions                                      Three Months Ended              Nine Months Ended
   except per share amounts)                                 September 30,                  September 30,
                                                     -----------------------------  ----------------------------
                                                         1998           1997              1998           1997
================================================================================================================
NET SALES                                            $  397.1       $   89.0        $  1,357.4     $   1,349.2

COSTS AND EXPENSES
  Cost of sales and operating expense                   343.7           33.4           1,164.1         1,148.8
  Selling and administrative expense                     27.6           24.4              85.8            76.6
----------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                         25.8           31.2             107.5           123.8

OTHER INCOME (EXPENSE)
  Interest expense                                       (1.6)          (1.6)             (5.8)           (4.5)

  Interest income and other, net                          6.8            5.7              21.5            15.0
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                            31.0           35.3             123.2           134.3
  Taxes on income                                        11.8           13.4              45.2            49.1
----------------------------------------------------------------------------------------------------------------
NET INCOME                                           $   19.2       $   21.9        $     78.0     $      85.2
================================================================================================================
BASIC AND DILUTED EARNINGS
  PER SHARE                                          $   0.90       $   1.00        $     3.63     $      3.89
================================================================================================================
CASH DIVIDENDS DECLARED
   PER SHARE                                         $   0.30       $   0.30        $     0.90     $      0.90
================================================================================================================

        The accompanying notes are an integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I.  FINANCIAL INFORMATION - ITEM 1
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                (Unaudited and subject to year end adjustments)



                                                                                          Nine Months Ended
(Dollars in millions)                                                                       September 30,
                                                                                    -----------------------------
                                                                                        1998             1997
=================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $     78.0      $      85.2
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       57.4             52.4
      Accounts receivable                                                                (51.3)           (44.2)
      Inventories                                                                          5.8             20.1
      Payables and accrued expenses                                                       34.9             24.9
      Other                                                                                2.6             (2.4)
-----------------------------------------------------------------------------------------------------------------
          CASH PROVIDED BY OPERATING ACTIVITIES                                          127.4            136.0
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (46.4)           (72.1)
  Business acquisitions, net of cash acquired                                               --            (45.2)
-----------------------------------------------------------------------------------------------------------------
          CASH USED IN INVESTING ACTIVITIES                                              (46.4)          (117.3)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                         (19.3)           (19.7)
  Decrease in borrowings, net                                                            (24.4)            (2.3)
  Repurchases of common stock                                                            (38.7)              --
-----------------------------------------------------------------------------------------------------------------
          CASH USED IN FINANCING ACTIVITIES                                              (82.4)           (22.0)
-----------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    3.3             (8.3)
-----------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           1.9            (11.6)

CASH AND CASH EQUIVALENTS:

          BEGINNING OF PERIOD                                                            304.1            277.7
---------------------------------------------------------------------------------------------- ------------------
          END OF PERIOD                                                             $    306.0      $     266.1
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

2.       Inventories consisted of:


                                                                        SEPTEMBER 30,               December 31
          (Dollars in millions)                                             1998                       1997
          ==========================================================================================================
          Raw material and work in process                                 $149.5                     $154.7
          Finished goods                                                     87.8                       89.1
          Supplies                                                           17.7                       15.6
          ----------------------------------------------------------------------------------------------------------
                                                                           $255.0                     $259.4
          ==========================================================================================================

3. Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (expense) and its components. The following table reports comprehensive income (expense):


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                        ------------------------------------------------------------
                   (Dollars in millions)                      1998            1997          1998           1997
        ============================================================================================================
           Net Income                                   $    19.2        $   21.9      $    78.0      $   85.2
           Other comprehensive income
             (expense):

              Foreign currency
              translation adjustments                         6.7            (5.5)          (3.6)        (21.4)
        ------------------------------------------------------------------------------------------------------------
                                                        $    25.9        $   16.4      $    74.4      $   63.8
        ============================================================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

4. Basic and diluted earnings per share are equivalent. Earnings per share is computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations for the three months ended September 30, 1998 and 1997, were 21,252,754 and 21,880,584, respectively. The weighted average number of common shares used in the computations for the nine months ended September 30, 1998 and 1997, were 21,502,268 and 21,880,584, respectively.

5. During the third quarter of 1998, the Company repurchased 314,700 shares of its Class A common stock at a cost of $16.1 million. For the nine months ended September 30, 1998, the Company has repurchased 762,700 shares at a cost of $38.7 million.

6. The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At September 30, 1998, the Company had an accrual of $33.8 million ($29.0 million at December 31, 1997) for estimated costs associated with the cleanup of certain polychlorinated biphenyl (PCB) contamination at this Superfund Site. The Company has based the estimated cost of cleanup on ongoing engineering studies, including samples taken in the Sheboygan River, and on assumptions as to the nature, extent and areas that will have to be remediated. Significant assumptions underlying the estimated costs are that remediation will involve innovative technologies, including (but not limited to) bioremediation near the Company's plant site and along the upper river, and only natural armoring and bioremediation in the lower river and harbor. The increase in the accrual during 1998 reflects updated cost factors offset by insurance settlements received during the year.
         The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site in 1999, but the ultimate resolution of the matter may take much longer. The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the Wisconsin Department of Natural Resources (WDNR)), rapidly changing technology, and the outcome of any related litigation.

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

November 9, 1998



                         INDEPENDENT ACCOUNTANTS' REPORT



Tecumseh Products Company
Tecumseh, Michigan


         We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of September 30, 1998, and the related consolidated condensed statements of income and cash flows for the three months and nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


RESULTS OF OPERATIONS

Sales of $397.1 million for the third quarter of 1998 were 2% higher than the same quarter of 1997. Consolidated earnings of $19.2 million, or $.90 per share, were 12% lower than 1997 third quarter earnings of $21.9 million. Year-to-date sales of $1,357.4 million increased 1% as compared to the first nine months of 1997, while earnings for the same period decreased 8%. Third quarter and year-to-date operating income was unfavorably impacted by substantially lower profitability in the Company's Engine and Power Train business largely caused by a weak snow thrower market. On a year-to-year basis the lower operating income was offset by increased interest income earned.

The following table presents results by business segment:


                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                         -----------------------       -------------------------
(Dollars in millions)                                      1998          1997            1998            1997
================================================================================================================
NET SALES:
  Compressor Products                                    $  256.2     $   231.6         $  829.7       $  812.2
  Engine and Power Train Products                           118.2         134.9            436.0          454.5
  Pump Products                                              22.7          22.5             91.7           82.5
----------------------------------------------------------------------------------------------------------------
          TOTAL NET SALES                                $  397.1     $   389.0         $1,357.4       $1,349.2
================================================================================================================

OPERATING INCOME:
  Compressor Products                                     $  17.1     $    14.2         $   69.0       $   73.3
  Engine and Power Train Products                             9.8          17.9             36.8           49.0
  Pump Products                                               1.3           2.0              9.3            9.6
  Corporate Expenses                                         (2.4)         (2.9)            (7.6)          (8.1)
----------------------------------------------------------------------------------------------------------------
          TOTAL OPERATING INCOME                             25.8          31.2            107.5          123.8
Interest expense                                             (1.6)         (1.6)            (5.8)          (4.5)
Interest income and other, net                                6.8           5.7             21.5           15.0
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                             $  31.0     $     35.3        $  123.2       $  134.3
================================================================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         Compressor Products

         Worldwide Compressor Products sales for the third quarter of 1998 were $256.2 million, 11% higher than the third quarter of 1997. The Company recorded double-digit sales gains over third quarter 1997 in North America and Europe and single-digit sales gains in South and Latin America. These gains were focused primarily in the commercial refrigeration market. On the other hand, industry over-capacity for room air conditioning compressors, caused by the Asian economic crisis, depressed export sales to the Middle and Far East and also caused selling price erosion in North America. On a year-to-date basis, worldwide Compressor Products sales were $829.7 million or an increase of 2% as compared to the first nine months of 1997. Increased sales into North America and Europe and new sales at the Company's Indian operations offset year-to-date sales erosion in the Far East and South and Latin America.

         Third quarter compressor margins improved slightly to 6.7% as compared to 6.1% in 1997 on the basis of better capacity utilization despite lower prices. Year-to-date operating margins were 8.3% compared to 9.0% in 1997. Continued price competition from Asian imports and reduced margins earned on new sales into India were the primary contributors to the lower year-to-date margins.

         Engine and Power Train Products

         Worldwide Engine and Power Train Products sales for the third quarter decreased 12% to $118.2 million, as compared to $134.9 million in 1997. Although the Company recorded strong shipments of its lawn and garden engines, snow engine shipments in the third quarter were half the number of engines shipped in 1997. On a year-to-date basis, worldwide Engine and Power Train Products sales were $436.0 million or a decrease of 4% as compared to the first nine months of 1997. Increased sales of walk behind rotary mowers in the United States and Europe were more than offset by the significant decline of snow engine demand.

         Third quarter operating margins declined to 8.3% as compared to 13.3% in 1997. Nine month operating margins decreased to 8.4% as compared to 10.8% in 1997. Both the quarter and year-to-date margin declines were attributable to lower volume and the unfavorable product mix.

         Pump Products

         Pump Products sales for the third quarter were essentially flat with the prior year, $22.7 million versus $22.5 million in 1997. Nine months sales increased 11% to $91.7 million. Year-to-date sales gains were due primarily to continued strong demand for water gardening products.

         Pump Products operating margins for the third quarter declined to 5.7% compared to 8.9% in 1997 while year-to-date margins decreased to 10.1% from 11.6% in

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         1997. The reduced margins were the result of expanded marketing costs associated with new product introductions.

         Outlook

         The near term forecast data supports a further weakening in all geographic markets for compressors. In particular the Brazilian economic indicators signal a recession, and in Europe excess inventories at the OEMs are destined to slow the compressor market. The prospects for financial health in the Far East still appear quite bleak, and the trend of lower priced imports of appliance products and components into the U.S. is, therefore, likely to continue. On a brighter note, the forecasted demand for snow engines has improved but clearly lacks the strength of 1997.

         LIQUIDITY, CAPITAL RESOURCES AND RISKS

         The Company maintains a strong and liquid financial position. Working capital of $589.1 million at September 30, 1998 was up from $554.8 million at December 31, 1997, and the ratio of current assets to current liabilities was 3.1 at both September 30, 1998 and December 31, 1997. Capital spending for the first nine months of 1998 was $46.4 million. Total capital spending for 1998 should approximate $70-80 million and will be spent on maintenance at most manufacturing facilities and capacity expansion in India and Brazil. Working capital requirements, capital investments and stock repurchase expenditures for 1998 and early 1999 are expected to be financed primarily through internally available funds. However, the Company may also utilize long-term financing arrangements in connection with state investment incentives, and the Company maintains a $100 million revolving credit facility that is available for general corporate purposes. Further, the Company may, from time to time, utilize short-term borrowings to hedge foreign currency risk and to finance foreign working capital requirements.

         The Company purchased 314,700 shares of class A common stock during the third quarter of 1998, as part of the previously announced share repurchase program. Existing authority covers the purchase of an additional 197,300 shares through the end of this year.

         Year 2000

         The Company has reviewed its manufacturing, financial and administrative information systems and has determined that it needs to replace or modify several of its software systems to make them Year 2000 compliant. In addition, the Company believes that a limited number of non-information technology systems, such as manufacturing machinery, equipment and test equipment with date-sensitive software and embedded microprocessors may be affected. The Company has developed a plan for the timely completion of modifications related to the Year 2000. The principal phases of the plan are: inventorying affected technology and

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

         assessing the impact of the Year 2000 issue; developing solution plans; modification or replacement; testing; and developing contingency plans. Portions of this plan have been completed but substantial portions remain and are steadily progressing. The Company's objective is to become Year 2000 compliant with its critical systems, including contingency plans, by mid 1999, allowing time for further testing and verification of these systems as necessary and the conversion of less critical systems. The Company is also attempting to gain assurances from its significant suppliers and customers that they are addressing this issue to ensure there will be no major interruptions.

         The costs of making the required systems changes are estimated to be approximately $10 million. These costs are generally not incremental to existing information technology budgets but rather relate to internal resources that were re-assigned and implementation time tables that were accelerated. As of September 30, 1998 the Company spent approximately one half of the total projected cost to be compliant.

         If the modifications of the Company's systems, and those of its customers and suppliers, are not successfully completed on a timely basis, the Year 2000 issue could have a materially adverse impact on the operations of the Company. It is the Company's belief that the greatest potential risk from the Year 2000 could be its ability to meet commitment dates on delivery of product. Since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, the amount of any potential liability or lost revenue cannot be reasonably estimated at this time.

         The Company is developing contingency plans for critical applications. These contingency plans involve, among other actions, manual work arounds, increasing inventories and adjusting staffing strategies.

         EURO CONVERSION

         On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") will adopt a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect some of the Company's financial systems and business applications as the commerce of these nations will be transacted both in the Euro and the existing national currency.

         The Company is currently addressing Euro-related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Any costs associated with the adoption of the Euro will be expensed as incurred. The Company does not expect

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         these costs to be material to its results of operations, financial condition, or liquidity.

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

         Investors are cautioned that forward-looking statements involve risks and uncertainties, including, but not limited to: changes in business conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; financial market changes, including interest rates and foreign exchange rates; economic trend factors such as housing starts; governmental regulations; availability of materials; actions of competitors; the Company's ability to profitably develop, manufacture and sell both new and existing products; and the degree to which the Company is able to complete its Year 2000 plan on time and with the expected results.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

(a)      There are no exhibits to this report.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                                  TECUMSEH PRODUCTS COMPANY
                                                  -------------------------
                                                         (Registrant)



Dated:    November 12, 1998                    /s/ JOHN H. FOSS
      -------------------------              ----------------------------------
                                              By:  John H. Foss
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                             Description
-----------                             -----------
    27                                  Financial Data Schedule
