Form 10-K405
period 1998-12-31
TECUMSEH PRODUCTS CO
filed 1999-03-26
CIK 96831

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998         Commission File Number 0-452

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

Securities Registered Pursuant to Section 12(b) of the Act:    Securities  Registered  Pursuant  to Section 12(g) of the Act:

                           Name of Each Exchange
     Title of Each Class     on Which Registered               Class B Common Stock, $1.00 Par Value
     -------------------   ----------------------              Class A Common Stock, $1.00 Par Value
         None                       None                       Class B Common Stock Purchase Rights
                                                               Class A Common Stock Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Registrant disclaims the existence of control and, accordingly, believes that as of March 5, 1999 all of the 5,470,146 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of March 5, 1999, held an aggregate of 2,279,300 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of March 5, 1999 (based on the closing price of $44.00 per share, as reported on the NASDAQ Stock Market on such date) of the 3,190,846 shares then issued and outstanding held by non-affiliates was approximately $140,397,224.

       Numbers of shares outstanding of each of the Registrant's classes of Common Stock at March 12, 1999:

                           Class B Common Stock, $1.00 Par Value:      5,470,146
                           Class A Common Stock, $1.00 Par Value:     15,138,838

Certain information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998 has been incorporated herein by reference in Parts I and II hereof. Certain information in the definitive proxy statement to be used in connection with the Registrant's 1999 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof. The
Exhibit Index is located on page 24.

================================================================================

                                TABLE OF CONTENTS


Item                                                                                         Page
----                                                                                         ----
                                     PART I
  1.     Business                                                                                2

         Executive Officers of the Registrant                                                   11

  2.     Properties                                                                             12

  3.     Legal Proceedings                                                                      12

  4.     Submission of Matters to a Vote of Security Holders                                    13

                                     PART II
  5.     Market for the Company's Common Equity and Related Stockholder Matters                 14

  6.     Selected Financial Data                                                                14

  7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                           14

  7A.    Quantitative and Qualitative Disclosures About Market Risk                             14

  8.     Financial Statements and Supplementary Data                                            14

  9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                            14

                                    PART III
 10.     Directors and Executive Officers of the Company                                        15

 11.     Executive Compensation                                                                 15

 12.     Security Ownership of Certain Beneficial Owners and Management                         15

 13.     Certain Relationships and Related Transactions                                         15

                                     PART IV
 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                        16

         Signatures                                                                             22

         Exhibit Index                                                                          24


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

FOREIGN OPERATIONS AND SALES
In recent years, international sales and manufacturing have become increasingly important to the Company's business as a whole. In 1998, sales to customers outside the United States represented approximately 46% of total consolidated net sales. In addition to North American operations, compressor products are produced in Brazil, France and India, while engines are produced in Italy.

Products sold outside the United States are manufactured at both U.S. and foreign plants. The Company's European compressor subsidiary, Tecumseh Europe, S.A. ("Tecumseh Europe"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. Tecumseh do Brasil, Ltda. ("Tecumseh do Brasil"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America, North America, Europe and the Middle East. The Company also has two manufacturing facilities in India which produce air conditioning and refrigeration compressors for the Indian appliance markets.

In the engine business, the Company's two principal markets are North America, which is generally served by the Company's U.S. manufacturing operations, and Europe, which is served both by the manufacturing operations of the Company's European engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa") in Italy, and to a lesser extent, by U.S. export sales.

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

The Company has made several design efforts in an attempt to develop a commercially acceptable scroll compressor product. Over the last five years, the Company has invested approximately $55 million dollars in a scroll compressor facility in Tecumseh, Michigan. After experiencing setbacks and unacceptable testing results, the original scroll compressor design was abandoned, and a new design was developed. During 1998, the Company made substantial progress in the development of the re-designed scroll compressor, and in 1999, the Company anticipates offering for sale its new scroll product in very limited quantities. However, the Company believes it will take some time before a decision is reached to produce a scroll compressor product line in viable commercial quantities. The Company anticipates that a substantial additional investment will be required to move forward with the decision to produce the scroll compressor in quantities sufficient to sustain profitability.

Due to the lengthy introduction period involving limited production and based on expected manufacturing costs and market conditions surrounding the scroll compressor, the Company estimated that the future cash flows from this product line would not be sufficient to cover the carrying amount of the Company's assets dedicated for scroll production. Accordingly, the Company recorded an asset impairment charge of $45 million against these assets in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonrecurring Charge" and Note 13 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1998 for a discussion of the impact of the asset impairment loss on the Company's financial condition and results of operations.

MANUFACTURING OPERATIONS
Compressor Products manufactured in the Company's U.S. plants accounted for approximately 53% of 1998 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil, France and India. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply and the required raw materials and components are generally available in sufficient quantities.

SALES AND MARKETING
The Company markets its U.S., Brazilian and Indian built compressors under the "Tecumseh" brand and French built compressors under the "Tecumseh Europe-L'Unite Hermetique" brand. The Company sells its Compressor Products in North America primarily through its own sales staff. Major OEM customers are assigned to sales staff on an account basis. Other customers, (aftermarket wholesalers and smaller commercial OEM's) are served by sales personnel assigned to specified geographic regions. The Company's U.S. Export division and Brazilian, French and Indian subsidiaries each have their own sales staff. In certain foreign markets, the Company also uses local independent sales representatives and distributors.

Substantially all of the Company's sales of Compressor Products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of Compressor Products for unitary central air conditioning systems and commercial applications include substantial sales to both OEM and distributor customers.

The Company has over 1,200 customers for Compressor Products, the majority of which are commercial customers. In 1998, the two largest customers for Compressor Products accounted for 7.9% and 4.9%, respectively, of segment sales, or 4.7% and 2.9%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the present business relationships with all major customers have existed for a substantial period of time.

In 1998, approximately 30% of the Compressor Products produced by the Company in its U.S. plants were exported to foreign countries. The Company exports to over 100 countries. Over three-quarters of these exported products were sold in the Far and Middle East.

COMPETITION
All of the compressor market segments in which the Company operates are highly competitive. Participants compete on the basis of delivery, efficiency, noise level, price and reliability. The Company competes not only with other independent compressor producers but also with manufacturers of end products, which have internal compressor manufacturing operations.

The domestic unitary air conditioning compressor market consists of OEMs and a significant compressor aftermarket. The Company competes primarily with two U.S. manufacturers, Copeland Corporation, a subsidiary of Emerson Electric, Inc., and Bristol Compressors, Inc., a subsidiary of York International Corporation. Copeland Corporation enjoys a larger share of the domestic unitary air conditioning compressor business than either Bristol Compressors, Inc. or the Company.

Over the last several years there has been an industry trend toward the use of scroll compressors in the unitary air conditioning market. Copeland Corporation and other compressor manufacturers have had scroll compressors as part of their product offerings for some time. Along with its own manufacturing capabilities, Copeland Corporation is also a member of the Alliance Scroll manufacturing joint venture with two major U.S. central air conditioning manufacturers, American Standard's Trane air conditioning division and Lennox International, Inc. Carrier Corporation, a subsidiary of United Technologies and a major OEM, has a joint venture to produce scroll compressors with Bristol Compressors, Inc.

As discussed in the product line section, the Company has made a significant investment in a scroll compressor facility in Tecumseh, Michigan and stands ready to offer a scroll compressor product for sale in limited quantities in 1999. Because the Company believes that the scroll compressor is important to maintaining its position in the unitary air conditioning market, it plans to pursue the development of the scroll compressor in a manner that limits risk to the Company. The strategy will be to enter the market slowly with the intention of limiting the exposure to technical problems and with the intention of controlling the operating losses.

In the domestic room air conditioning compressor market, the Company competes primarily with foreign companies, which export compressors to the United States but also have U.S. manufacturing capabilities. The Company also competes to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Rotorex, Inc., Sanyo Electric Trading Company, L.G. Electronics, Inc. and others.

In the domestic markets for water coolers, dehumidifiers, vending machines, refrigerated display cases and other commercial refrigeration products, the Company competes primarily with compressor manufacturers from the Far East, Europe and South America, and to a lesser extent, the United States. Competitors include Matsushita Electric Industrial Corporation, Danfoss, Inc., Embraco, S.A., Copeland Corporation and others.

The household refrigerator and freezer market is vertically integrated with white good producers manufacturing a substantial portion of their compressor needs. The non-captive portion of the household refrigerator and freezer segment is substantially dominated by Far Eastern manufacturers, which export compressors to the United States but are also increasing U.S. manufacturing capabilities. Non-captive and captive competitors include Matsushita Electric Industrial Corporation, Embraco S.A., Danfoss, Inc., AB Electrolux and others.

Tecumseh Europe sells the major portion of its manufactured compressors in Western Europe, and competes in those markets primarily with several large European manufacturers, some of which are captive suppliers, and to a lesser but increasing extent, with manufacturers from the Far East and Brazil. Competitors include AB Electrolux, Embraco S.A., Danfoss, Inc. and others.

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

NEW REGULATORY REQUIREMENTS
Chlorofluorocarbon compounds ("CFCs"), the primary refrigerants used in household refrigerators and freezers and in commercial refrigeration equipment, have been identified as one of the leading factors causing depletion of the earth's ozone layer. Under a 1992 international agreement, production of CFCs in developed countries was phased out January 1, 1996. The U.S. government has approved several replacement refrigerants, including HFC-134a, HFC-404A, and HFC-507, among others. The Company began producing compressors using alternative refrigerants for the commercial refrigeration market in late 1992 and for the refrigerator and freezer market during 1994. The Company believes that its rapid development of product using non-CFC refrigerant technology has improved its competitive position in these markets. Hydrochlorofluorocarbon compounds ("HCFCs") are used as a refrigerant in air conditioning systems. Under a 1992 international agreement, HCFCs will be banned from new equipment beginning in 2010. However, some European countries began HCFC phase-outs as early as 1998. The Company believes the replacement of HCFCs will accelerate due to the expected availability of alternative refrigerants with better performance characteristics than HCFCs. It is not presently possible to estimate the level of expenditures which will be required to meet industry needs or the effect on the Company's competitive position.

The U.S. National Appliance Energy Conservation Act of 1987 (the "NAECA") will require higher energy efficiency ratings on room air conditioners manufactured after October 1, 2000 and on household refrigerator/freezers manufactured after July 1, 2000. Energy efficiency requirements for unitary air conditioners are expected to be published in October 2000 to be effective in the year 2005. The European Community is expected to announce energy efficiency directives for refrigerators and freezers effective January 1, 2000. The Company has on-going projects aimed at improving the efficiency levels of its compressor products and plans to have products available to meet known energy efficiency requirements. Some of the Company's compressor products already meet or exceed the new energy efficiency standards. It is not presently possible to estimate the level of expenditures which will be required to meet the new standards or the effect on the Company's competitive position.

ENGINE AND POWER TRAIN PRODUCTS
Small gasoline engines account for a majority of the net sales of the Company's Engine and Power Train Products segment. These are used in a broad variety of consumer products, including lawn mowers (both riding and walk-behind types), snow throwers, small lawn and garden tractors, small power devices used in outdoor chore products, generators, pumps and certain self-propelled vehicles. The Company manufactures gasoline engines, both two- and four-cycle types, with aluminum die cast bodies ranging in size from 2 through 17 horsepower and with cast iron bodies ranging in size from 12 through 18 horsepower. The Company's power train products include transmissions, transaxles and related parts used principally in lawn and garden tractors and riding lawn mowers.

MANUFACTURING OPERATIONS
The Company manufactures engines and related components in its five plants in the United States and one plant in Italy. All of the Company's power train products are manufactured in one facility in the United States. Operations of the Company in this segment are partially vertically integrated as the Company produces most of its plastic parts and carburetors, as well as a substantial portion of the aluminum die-castings used in its engines and power train products.

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

In 1998, the two largest customers for Engine and Power Train Products accounted for 28.3% and 18.5%, respectively, of segment sales, or 9.6% and 6.3%, respectively, of consolidated net sales. Loss of either of this segment's two largest customers would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole. There are no long-term contracts between the Company and its major customers, but the present business relationships have existed for a substantial period of time.

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

NEW EMISSION STANDARDS
The U.S. Environmental Protection Agency ("EPA") is in the process of final rule development of Phase II emission standards for utility engines which include the two- and four-cycle engines produced by the Company. The Company already produces competitively priced engines that comply with the current EPA and California Air Resources Board (CARB) Standards. The Phase II standards will be finalized in early 1999 for the four-cycle line and in mid-2000 for the two-cycle line. Phase-in of the rules will take place between the 2001 and 2006 model years.

The state of California will begin to enforce the CARB Tier II Emission Standards effective January 1, 2000, at which time all rotary mower and lightweight vertical shaft utility engines will require overhead valve technology in the state of California.

It is not currently possible to determine the related costs of compliance with these standards, nor the impact of these standards on the competitive position of the Company.

PUMP PRODUCTS
The Company manufactures and sells centrifugal pumps and related products through its subsidiary, Little Giant Pump Company ("Little Giant"). Little Giant pumps are used in a broad range of commercial, industrial, and consumer products, including (1) heating, (2) ventilating and cooling, (3) parts washers,
(4) machine tools, (5) evaporative coolers, (6) sump pumps, (7) statuary fountains and (8) water gardening. Little Giant's products are sold worldwide to OEMs, distributors and mass retailers. Sales and marketing is executed through Little Giant's own sales staff and manufacturer's representatives under the "Little Giant" brand name.

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

In 1998, 12.5% of consolidated sales represented engine and compressor sales to customers under the common control of AB Electrolux. Engine and power train product sales to Sears and Sears related suppliers amounted to 10.0% of 1998 consolidated sales.

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

RESEARCH AND DEVELOPMENT
The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company spent approximately $32.4 million, $32.6 million and $30.4 million during 1998, 1997 and 1996 on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

ENVIRONMENTAL LEGISLATION
The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. The Company is also participating with the EPA and various state agencies in investigating possible remedial action that may be necessary at other sites. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental" and Note 8 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1998 for a discussion of the impact of these matters on the Company's financial condition and results of operations. Also see Item 3. Legal Proceedings.

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION
The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 1998, 1997 and 1996 appear under the caption "Business Segment Data" of the Company's Annual Report to Shareholders for the year ended December 31, 1998 and are incorporated herein by reference.

EMPLOYEES
On December 31, 1998 the Company employed approximately 18,600 persons, 51% of which were employed in foreign locations. Approximately 3,800 of the U.S. employees were represented by labor unions, with no more than approximately 2,100 persons represented by the same union. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation; during 1998, the maximum number of persons employed was approximately 18,600 and the minimum was 16,700. The Company believes it has a good relationship with its employees.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company.

                                                                       PERIOD OF SERVICE
NAME AND AGE                     OFFICE OR POSITION HELD               AS AN OFFICER
------------                     -----------------------               -------------
Kenneth G. Herrick, 77        Chairman of the Board of Directors         Since 1966
Todd W. Herrick, 56           President and Chief Executive Officer      Since 1974
John H. Foss, 56              Vice President, Treasurer, and Chief       Since 1979
                                Financial Officer
James E. Martinco, 53         Group Vice President, Engine and           Since 1998
                                Power Train (1)
Dennis E. McCloskey, 56       Group Vice President, Compressors (2)      Since 1998


(1) Last five years of business experience--Vice President, Engine and Power Train, Tecumseh Products Company 1996 to 1997; Vice President of Operations and Vice President/General Manager of Engine Products 1990 to 1996. (Employed with Tecumseh Products Company since 1976.)

(2) Last five years of business experience--Vice President, Compressors, Tecumseh Products Company, 1994 to 1997; Group Vice President Refrigeration and Air Conditioning, Frigidaire Company, 1990 to 1993. (Employed at Frigidaire since 1976.)

                               ITEM 2. PROPERTIES

The Company's headquarters are located in Tecumseh Michigan, approximately 50 miles southwest of Detroit. At December 31, 1998 the Company had 31 principal properties worldwide occupying approximately 8.5 million square feet with the majority, approximately 7.8 million square feet devoted to manufacturing. Eleven facilities with approximately 3.4 million square feet were located in five countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's three principal business segments.

                                                  Approximate Floor
         Industry Segment                         Area in Square Feet
         ----------------                         -------------------
      Compressor Products                            5,998,000
      Engine and Power Train Products                1,924,000
      Pump Products and Other                          550,000

Five domestic facilities, including land, building and certain machinery and equipment were financed and leased through industrial revenue bonds. All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.

                            ITEM 3. LEGAL PROCEEDINGS

The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. This matter is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1998, both of which are incorporated herein by reference. As discussed in Note 8, the ultimate costs to the Company will be dependent upon factors beyond its control, such as the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the State of Wisconsin), rapidly changing technology, and the outcome of any related litigation.

In addition to the matter discussed in the preceding paragraph, the Company is currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent, if any, of remedial action which may be required of the Company with regard to such other sites.

Various lawsuits and claims, including those involving ordinary routine litigation incidental to its business, to which the Company is a party, are pending, or have been asserted, against the Company. Although the outcome of the various lawsuits and claims asserted or pending against the Company or its subsidiaries, including those discussed in the immediately preceding paragraph, cannot be predicted with certainty, some may be disposed of unfavorably to the Company. Management has no reason to believe that the ultimate disposition of these pending legal issues will have a materially adverse effect on the future consolidated financial position or income from continuing operations of the Company.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


                 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The information under the captions "Financial Summary" and "Information Concerning Equity Securities" of the Company's Annual Report to Shareholders for year ended December 31, 1998 is incorporated herein by reference. As of a March 5, 1999, there were 739 holders of record of the Company's Class A common stock and 707 holders of the Class B common stock. No equity securities were sold by the Company during the period covered by this report.

                         ITEM 6. SELECTED FINANCIAL DATA

The information under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

No information is presented in response to this item because the Company has no material market risk relating to derivative financial instruments, derivative commodity instruments, or other financial instruments.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages 17 to 27, inclusive, of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference. See Item 14 of this report for financial statement schedules.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information pertaining to directors under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Appendix B - Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors - Director Compensation" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information under the captions "Appendix A - Share Ownership" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV


                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this report:

         (1) Financial statements, notes and report on pages 17 through 27 of the Company's Annual Report to Shareholders for the year ended December 31, 1998:

                  - Statements of Consolidated Income for the years ended December 31, 1998, 1997 and 1996

                  - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

                  -        Consolidated Balance Sheets as of December 31, 1998
                           and 1997

                  - Statements of Consolidated Cash Flows for the years ended December 31, 1998, 1997 and 1996

                  -        Notes to Consolidated Financial Statements

                  -        Report of Independent Accountants

         (2)      Financial Statement Schedules:

   Schedule                                                      Form 10-K
   Number                  Description                           Page Reference
   ------                  -----------                           --------------
    II             Valuation and Qualifying Accounts                 20

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

       Exhibit
       Number              Description
       ------              -----------

         (10)(i) Third Amendment to Management Incentive Plan, adopted January 22, 1997 (management contract or compensatory plan or arrangement) (filed as Exhibit (10)(i) to Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-452) and incorporated herein by reference)

         (10)(j) Supplemental Executive Retirement Plan effective January 1, 1995 (management contract or compensatory plan or arrangement) (filed as Exhibit (10)(l) to Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-452) and incorporated herein by reference)

         (10)(k) Outside Directors' Voluntary Deferred Compensation Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement)

         (10)(l) Voluntary Deferred Compensation Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement)

         (11)              (not applicable)

         (12)              (not applicable)

         (13) Portions of Tecumseh Products Company Annual Report to Shareholders for the year ended December 31, 1998, incorporated by reference herein

         (16)              (not applicable)

         (18)              (not applicable)

         (21)              Subsidiaries of the Company

         (22)              (not applicable)

         (23)              Report and Consent of Certified Public Accountants

         (24)              (not applicable)

       Exhibit
       Number              Description
       ------              -----------

         (27)              Financial Data Schedule

         (99)              (not applicable)

(b) No Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES


                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                              (Dollars in millions)


Column A        Column B            Column C                 Column D       Column E
-------------------------------------------------------------------------------------
                                    Additions
                             -----------------------
                Balance at     Charged to     Charged to     Additions      Balance at
                Beginning      Costs and        Other          and           End of
Description     of Period       Expenses      Accounts      (Deductions)     Period
--------------------------------------------------------------------------------------
Allowance for doubtful
  accounts, deducted from
  accounts receivable in the
  balance sheet:                                                (A)
     1998       $5.7            $1.5            -             ($1.1)         $6.1
     1997       $6.7            $0.1            -             ($1.1)         $5.7
     1996       $6.9            $0.2            -             ($0.4)         $6.7




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


                                      TECUMSEH PRODUCTS COMPANY




                                              /s/ TODD W. HERRICK
                                      By
                                        -------------------------------------
                                           Todd W. Herrick
                                           President and Chief Executive Officer





Dated:    March 24, 1999

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

                                                                            Date
    Signature                               Office                       of signing
    ---------                               ------                       ----------

---------------------------               Chairman of the                March 24, 1999
Kenneth G. Herrick                        Board of Directors

/s/ TODD W. HERRICK
---------------------------               President, Chief               March 24, 1999
Todd W. Herrick                           Executive Officer
                                          (Principal Executive
                                          Officer) and Director
/s/ RALPH W. BABB, JR.
---------------------------               Director                       March 24, 1999
Ralph W. Babb, Jr.

/s/ PETER M. BANKS
---------------------------               Director                       March 24, 1999
Peter M. Banks

/s/ JON E. BARFIELD
---------------------------               Director                       March 24, 1999
Jon E. Barfield

/s/ JOHN H. FOSS
---------------------------               Vice President, Treasurer      March 24, 1999
John H. Foss                              and Chief Financial Officer
                                          (Principal Accounting
                                          and Principal Financial
                                          Officer) and Director
/s/ J. RUSSELL FOWLER
---------------------------                Director                      March 24, 1999
J. Russell Fowler

/s/ JOHN W. GELDER
---------------------------                Director                      March 24, 1999
John W. Gelder

/s/ STEPHEN L. HICKMAN
---------------------------                Director                      March 24, 1999
Stephen L. Hickman

                                  EXHIBIT INDEX


EXHIBIT
NUMBER
------

(10)(k) Outside Directors' Voluntary Deferred Compensation Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement)

(10)(l) Voluntary Deferred Compensation Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement)

(13) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1998, incorporated by reference herein

(21)              Subsidiaries of the Company

(23)              Report and Consent of Certified Public Accountants

(27)              Financial Data Schedule