Form 10-Q
period 1999-03-31
TECUMSEH PRODUCTS CO
filed 1999-05-12
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT of 1934 For the quarterly period ended March 31, 1999

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class of Stock                 Outstanding at April 30, 1999
--------------------------------------------------------------------------------
         Class B Common Stock, $1.00 par value              5,470,146
         Class A Common Stock, $1.00 par value             14,925,605

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)


(Dollars in millions)                                                              MARCH 31,         December 31,
                                                                                     1999               1998
=================================================================================================================
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  264.4            $  277.7
  Accounts receivable, trade, less allowance for doubtful                            327.3               256.7
    accounts of $5.9 million in 1999 and $6.1 million in 1998
  Inventories                                                                        264.1               275.7
  Deferred income taxes                                                               41.6                42.2
  Other current assets                                                                23.1                25.5
-----------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                       920.5               877.8
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $525.2 million in 1999                                 477.8               508.9
  and $564.5 million in 1998

EXCESS OF COST OVER ACQUIRED NET ASSETS                                               52.6                57.0
DEFERRED INCOME TAXES                                                                 47.0                24.6
PREPAID PENSION EXPENSE                                                               80.9                76.5
OTHER ASSETS                                                                          11.8                11.4
-----------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                            $1,590.6            $1,556.2
=================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                         $  142.5            $  121.5
  Income taxes payable                                                                25.2                 9.7
  Short-term borrowings                                                               15.1                10.6
  Accrued liabilities                                                                141.6               130.1
-----------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                  324.4               271.9
LONG-TERM DEBT                                                                        15.9                17.2
NON-PENSION POSTRETIREMENT BENEFITS                                                  188.9               187.6
PRODUCT WARRANTY AND SELF-INSURED RISKS                                               31.3                32.5
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                     35.9                36.7
PENSION LIABILITIES                                                                   13.8                14.6
-----------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                          610.2               560.5
-----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:

  Class A common stock, $1 par value; authorized 75,000,000
    shares; issued and outstanding 15,070,105 shares in 1999                          15.0                15.4
    and 15,410,438 shares in 1998

  Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,470,146 shares
                                                                                       5.5                 5.5

  Retained earnings                                                                 1006.8               986.6

  Accumulated other comprehensive income:
    Foreign currency translation adjustments                                         (46.9)              (11.8)
-----------------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                 980.4               995.7
-----------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,590.6            $1,556.2
=================================================================================================================


        The accompanying notes are an integral part of these statements.  Page 2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited and subject to year end adjustments)



(Dollars in millions except per share amounts)                                             Three Months Ended
                                                                                               March 31,
                                                                                          --------------------
                                                                                           1999          1998
=================================================================================================================
NET SALES                                                                                  $489.4         $459.9


COSTS AND EXPENSES
     Cost of sales and operating expense                                                    405.9          397.4
     Selling and administrative expense                                                      31.6           28.2
     ------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                                             51.9           34.3

OTHER INCOME (EXPENSE)
     Interest expense                                                                        (3.4)          (2.4)
     Interest income and other, net                                                           9.8            7.5
     Nonrecurring gain on currency hedge                                                      8.6            ---
     ------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                                                                66.9           39.4

     Taxes on income                                                                         24.4           14.5
     ------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                 $ 42.5         $ 24.9
=================================================================================================================
BASIC AND DILUTED EARNINGS PER SHARE                                                       $ 2.05        $  1.15
-----------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS DECLARED PER SHARE                                                          $ 0.30        $  0.30

-----------------------------------------------------------------------------------------------------------------











        The accompanying notes are an integral part of these statements.  Page 3

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited and subject to year end adjustments)



                                                                                            Three Months Ended
(Dollars in millions)                                                                            March 31,
                                                                                        ---------------------------
                                                                                           1999             1998
===================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $ 42.5         $  24.9
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                          17.9            19.1
      Accounts receivable                                                                   (89.6)         (102.2)
      Inventories                                                                             0.5            13.3
      Payables and accrued expenses                                                          70.8            53.3
      Prepaid pension expense                                                                (4.4)           (2.5)
      Other                                                                                  (7.6)           (3.7)
-------------------------------------------------------------------------------------------------------------------
         Cash Provided By Operating Activities                                               30.1             2.2
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                      (15.7)          (12.7)
-------------------------------------------------------------------------------------------------------------------
          Cash Used in Investing Activities                                                 (15.7)          (12.7)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                             (6.2)           (6.5)
  Increase (decrease) in borrowings, net                                                      4.2            (1.9)
  Repurchases of common stock                                                               (16.5)          (10.9)
-------------------------------------------------------------------------------------------------------------------
         Cash Used in Financing Activities                                                  (18.5)          (19.3)
-------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (9.2)           (2.6)
-------------------------------------------------------------------------------------------------------------------

         DECREASE IN CASH AND CASH EQUIVALENTS                                              (13.3)          (32.4)

CASH AND CASH EQUIVALENTS:
         Beginning of period                                                                277.7           304.1
-------------------------------------------------------------------------------------------------------------------
         End of period                                                                     $264.4         $ 271.7
===================================================================================================================











        The accompanying notes are an integral part of these statements.  Page 4

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1998. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

      The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Ciulla, Smith & Dale, LLP, the Company's independent certified public accountants, as described in their report contained elsewhere herein.

2.    Inventories consisted of:

         (Dollars in Millions)                                               MARCH 31,          December 31,
                                                                               1999                 1998
         ===================================================================================================
         Raw material and work in process                                     $155.1               $176.5
         Finished goods                                                         90.0                 81.9
         Supplies                                                               19.0                 17.3
         ---------------------------------------------------------------------------------------------------
                                                                              $264.1               $275.7
         ---------------------------------------------------------------------------------------------------


3. In anticipation of the devaluation of the Brazilian Real in early 1999, the Company's Brazilian subsidiary invested in forward exchange contracts denominated in $25 million U.S. dollars. This hedging activity was settled in the first quarter of 1999, resulting in the recognition of an $8.6 million nonrecurring gain ($5.6 million or $.27 per share after tax). Under applicable accounting standards, foreign currency transaction gains and losses are recorded in net income, and foreign currency translation gains and losses are reflected in other comprehensive income.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


4. Total comprehensive income for the Company is comprised of net earnings and net currency translation gains and losses. The following table reports comprehensive income for the three months ended March 31, 1999 and 1998.



                                                                                  Three Months Ended
      (Dollars in Millions)                                                           March 31,
                                                                          ----------------------------------
                                                                               1999                1998
      ======================================================================================================
      Net income                                                              $42.5               $24.9
      Other comprehensive income (expense):
           Foreign currency translation adjustments                           (35.1)               (6.0)
      ------------------------------------------------------------------------------------------------------
      Total Comprehensive income                                              $ 7.4               $18.9
      ======================================================================================================


5. Basic and diluted earnings per share are equivalent. Earnings per share is computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations were 20,712,322 at March 31, 1999 and 21,742,062 at March 31, 1998.

6. During the first quarter of 1999, Tecumseh Products Company repurchased 340,000 shares of its Class A common stock at a cost of $16.5 million.

7. The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At March 31, 1999, the Company had an accrual of $33.1 million ($33.8 million at December 31, 1998) for estimated costs associated with the cleanup of certain polychlorinated biphenyl (PCB) contamination at this Superfund Site. The Company has based the estimated cost of cleanup on the results of the EPA-overseen remediation investigation and feasibility study and on various assumptions concerning the areas that will be required to undergo active remediation. Significant assumptions underlying the estimated costs are that active remediation will be limited to the upper river near the Company's facility and that only monitored natural armoring will be required in the middle river and the lower river and harbor.

      The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site in 1999, but the ultimate resolution of the matter may take much longer. The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the Wisconsin Department of Natural Resources (WDNR)), rapidly changing technology, the extent of any natural resource damages, and the outcome of any related litigation.

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

      The WDNR has requested that the Company and other interested parties join it in a cooperative effort to clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. The Company has cooperated to date with the WDNR in investigating the scope and range of the contamination. Although results of ongoing feasibility studies are not yet available, the Company has provided for preliminary investigation expenses. It is not possible at this time to reasonably estimate the cost of any such participation.

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


9. Various lawsuits and claims, including those involving ordinary routine litigation incidental to its business, to which the Company is a party, are pending, or have been asserted, against the Company. Although the outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a materially adverse effect on the consolidated financial position of the Company.

10. The Company has three reportable segments based on the similarity of products produced: Compressor Products, Engine & Power Train Products, and Pump Products. There has been no change since the prior year-end in the methods used to determine reportable segments or in measuring segment income. There has been no material change in segment total assets (other than changes due to normal, cyclical business operations) since December 31, 1998. Revenues and operating income by segment for the periods indicated are as follows:

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED



BUSINESS SEGMENT DATA


                                                                                              Three Month Ended
(Dollars in Millions)                                                                              March 31,
                                                                                           -----------------------
                                                                                               1999          1998
                                                                                           -----------------------
NET SALES:
     Compressor Products                                                                      $249.5        $262.8
     Engine and Power Train Products                                                           209.4         164.0
     Pump Products                                                                              30.5          33.1
                                                                                           -----------------------
              Total Net Sales                                                                 $489.4        $459.9
                                                                                           =======================

OPERATING INCOME:
     Compressor Products                                                                      $ 24.6        $ 19.2
     Engine and Power Train Products                                                            26.7          13.7
     Pump Products                                                                               3.0           3.8
     Corporate and consolidating items                                                          (2.4)         (2.4)
                                                                                           -----------------------
              Total Operating Income                                                            51.9          34.3

     Interest expense                                                                           (3.4)         (2.4)
     Interest income and other, net                                                              9.8           7.5
     Nonrecurring gain                                                                           8.6           ---
                                                                                           -----------------------
INCOME BEFORE TAXES ON INCOME                                                                 $ 66.9        $ 39.4
                                                                                           =======================


                         INDEPENDENT ACCOUNTANTS' REPORT

May 10, 1999


Tecumseh Products Company
Tecumseh, Michigan


         We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of March 31, 1999, and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




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


RESULTS OF OPERATIONS

         Consolidated sales for the first quarter of $489.4 million increased 6.4% over the 1998 first quarter. Net income for the first quarter of 1999 totaled $42.5 million, or $2.05 per share, including a nonrecurring gain of $8.6 million ($5.6 million or $.27 per share after tax) on currency hedging. Excluding the nonrecurring gain, 1999 first quarter earnings were $36.9 million or $1.78 per share as compared with earnings of $24.9 million or $1.15 per share in the first quarter of 1998. Excellent sales growth was achieved in the Engine and Power Train business and strong earnings growth was recorded in both the Compressor and Engine and Power Train businesses.


Compressor Products
         Compressor Products sales declined somewhat from 1998 levels principally because of lower sales to customers in Brazil. In early January the Brazilian currency, the Real, was sharply devalued on international currency markets and the government of Brazil raised interest rates. The resultant economic slowdown within the country has reduced Brazilian domestic demand for refrigeration and air conditioning products that utilize our components. On the other hand, the devaluation of the Real has had a beneficial impact on margins earned on our products exported from Brazil. Largely because of this more favorable profitability on Brazilian exports, our overall Compressor Products margins improved to 9.9% in the first quarter of 1999 as compared with margins of 7.3% in the first quarter of 1998.

         Compressor Products sales and earnings for the first quarter of 1999 improved modestly in North America but were down in Europe in comparison with the 1998 first quarter.

Engine and Power Train Products
         Our Engine and Power Train Group set new records with sales of $209.4 million in the first quarter of 1999 for an increase of 28% over the first quarter of 1998. This increase reflected strong demand across all the Company's product lines, including lawn and garden applications as well as utility applications, such as engines for generators. Operating income nearly doubled from 1998 levels to $26.7 million in the 1999 first quarter. Margins improved from 8.3% in 1998 to 12.8% in the 1999 first quarter as the result of better coverage of fixed costs as well as the elimination of start-up losses at the Company's Douglas, Georgia facility.

Pump Products
         Pump Products sales were down approximately 8% from 1998 levels reflecting carryover inventories of water gardening products at large retailers. Margins declined somewhat due to the lower sales volume.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Outlook
         Present business conditions suggest that the fundamentals influencing the first quarter results likely will continue at least through the second quarter. We expect strong demand for engine and power train products to continue to test the extent of our productive capacity during the second quarter. We also expect second quarter Brazilian export sales to favorably influence compressor products margins. This should provide the foundation for an excellent 1999.


LIQUIDITY, CAPITAL RESOURCES AND RISKS

         The Company continued to maintain a strong and liquid financial position. Working capital of $596.1 million at March 31, 1999 was down slightly from $605.9 million at the end of 1998, and the ratio of current assets to current liabilities was 2.8. First quarter capital spending was $15.7 million. Total capital spending for 1999 should approximate $70 - 80 million of which approximately half will be spent on capacity expansion primarily in India and Brazil. Working capital requirements and planned capital, investment and stock repurchase expenditures for 1999 and early 2000 are expected to be financed primarily through internally available funds. However, the Company may also utilize long-term financing arrangements in connection with state investment incentives and may from time to time utilize short-term borrowings to hedge currency risk and to finance foreign working capital requirements. The Company maintains a $100 million revolving credit facility that is available for general corporate purposes.

         The Company purchased approximately 340,000 shares of Class A common stock during the first quarter of 1999, as part of the previously announced share repurchase program. Existing authority covers the purchase of an additional 660,000 shares through the end of this year.

         The Company has reviewed its manufacturing, financial and administrative information systems and has determined that it needs to modify or replace several of its software systems that are not Year 2000 compliant. The Company has developed a plan for the timely completion of modifications related to the Year 2000. The Company's objective is to have all its critical systems Year 2000 compliant and to have developed contingency plans by mid 1999. This objective allows time for further testing and verification of these systems as necessary and the conversion of less critical systems. The financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. However, if modifications of the Company's systems, and those of its customers and suppliers, are not successfully completed on a timely basis, the Year 2000 issue could have a materially adverse impact on the operations of the Company.

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



                      PART I. FINANCIAL INFORMATION -- ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No information is presented in response to this item because the Company has no material market risk relating to derivative financial instruments, derivative commodity instruments, or other financial instruments.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)    None.

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                             TECUMSEH PRODUCTS COMPANY
                                             -------------------------
                                                    (Registrant)



Dated:     May 12, 1999                      BY:  /s/  JOHN H. FOSS
      ----------------------                 --------------------------
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