Form 10-Q
period 1999-06-30
TECUMSEH PRODUCTS CO
filed 1999-08-11
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT of 1934 For the quarterly period ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT of 1934 For the transition period from       to
                                                            -------  -------
                          COMMISSION FILE NUMBER: 0-452


                            TECUMSEH PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

     MICHIGAN                                       38-1093240
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

     Yes [X]   No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class of Stock                         Outstanding at July 30, 1999
--------------------------------------------------------------------------------
 Class B Common Stock, $1.00 par value                     5,470,146
 Class A Common Stock, $1.00 par value                    14,694,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)


(Dollars in millions)                                                             JUNE 30,  December 31,
                                                                                    1999       1998
=======================================================================================================
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $    297.8  $    277.7
  Accounts receivable, trade, less allowance for doubtful                             307.7       256.7
    accounts of $5.9 million in 1999 and $6.1 million in 1998
  Inventories                                                                         264.2       275.7
  Deferred income taxes                                                                41.9        42.2
  Other current assets                                                                 24.9        25.5
-------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                        936.5       877.8
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $528.5 million in 1999                                  469.2       508.9
  and $564.5 million in 1998
EXCESS OF COST OVER ACQUIRED NET ASSETS                                                50.2        57.0
DEFERRED INCOME TAXES                                                                  50.9        24.6
PREPAID PENSION EXPENSE                                                                85.3        76.5
OTHER ASSETS                                                                           11.2        11.4
-------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                           $  1,603.3  $  1,556.2
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                        $    147.0  $    121.5
  Income taxes payable                                                                 15.3         9.7
  Short-term borrowings                                                                 8.5        10.6
  Accrued liabilities                                                                 152.3       130.1
-------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                   323.1       271.9
LONG-TERM DEBT                                                                         15.5        17.2
NON-PENSION POSTRETIREMENT BENEFITS                                                   193.3       187.6
PRODUCT WARRANTY AND SELF-INSURED RISKS                                                32.1        32.5
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                      35.6        36.7
PENSION LIABILITIES                                                                    13.5        14.6
-------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                           613.1       560.5
-------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Class A common stock, $1 par value; authorized 75,000,000
    shares; issued and outstanding 14,752,605 shares in 1999 and                       14.8        15.4
    15,410,438 shares in 1998
    Class B common stock, $1 par value; authorized 25,000,000 shares; issued and
    outstanding 5,470,146 shares                                                        5.5         5.5
  Retained earnings                                                                 1,022.0       986.6
  Accumulated other comprehensive income                                              (52.1)      (11.8)
-------------------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                  990.2       995.7
-------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  1,603.3  $  1,556.2
=======================================================================================================





     The accompanying notes are in integral part of these statements.  Page 2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited and subject to year end adjustments)

(Dollars in millions except per share         Three Months Ended   Six Months Ended
amounts)                                           June 30,            June 30,
                                            -------------------   -------------------
                                              1999       1998       1999       1998
=====================================================================================
NET SALES                                  $   503.6  $   500.4  $   993.0  $   960.3

COSTS AND EXPENSES
     Cost of sales and operating expense       415.8      423.7      821.7      821.1
     Selling and administrative expense         30.1       29.3       61.7       57.5
-------------------------------------------------------------------------------------
OPERATING INCOME                                57.7       47.4      109.6       81.7

OTHER INCOME (EXPENSE)
     Interest expense                           (1.3)      (1.8)      (4.7)      (4.2)
     Interest income and other, net              6.0        7.2       15.8       14.7
     Nonrecurring gain on currency hedge         --         --          8.6       --
-------------------------------------------------------------------------------------

INCOME BEFORE TAXES ON INCOME                   62.4       52.8      129.3       92.2

     Taxes on income                            22.8       18.9       47.2       33.4
-------------------------------------------------------------------------------------
NET INCOME                                 $    39.6  $    33.9  $    82.1  $    58.8
=====================================================================================
BASIC AND DILUTED EARNINGS PER SHARE       $    1.95  $    1.57  $    4.00  $    2.72
=====================================================================================
CASH DIVIDENDS DECLARED PER SHARE          $    0.30  $    0.30  $    0.60  $    0.60
=====================================================================================









     The accompanying notes are in integral part of these statements.  Page 3

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited and subject to year end adjustments)

                                                                           Six Months Ended
(Dollars in millions)                                                           June 30,
                                                                          ------------------
                                                                            1999      1998
============================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   82.1  $   58.8
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                           39.0      38.7
      Accounts receivable                                                    (68.9)   (102.4)
      Inventories                                                             (1.7)     12.6
      Payables and accrued expenses                                           75.0      74.3
      Prepaid pension expense                                                 (8.8)     (5.0)
      Other                                                                   (3.4)      9.3
--------------------------------------------------------------------------------------------
         Cash Provided By Operating Activities                               113.3      86.3
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (32.0)    (28.4)
--------------------------------------------------------------------------------------------
          Cash Used in Investing Activities                                  (32.0)    (28.4)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                             (12.3)    (12.9)
  Decrease in borrowings, net                                                 (2.4)    (21.8)
  Repurchases of common stock                                                (35.2)    (22.6)
--------------------------------------------------------------------------------------------
         Cash Used in Financing Activities                                   (49.9)    (57.3)
--------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (11.3)     (2.0)
--------------------------------------------------------------------------------------------
         Increase (Decrease) in Cash & Cash Equivalents                       20.1      (1.4)
CASH AND CASH EQUIVALENTS:
         Beginning of period                                                 277.7     304.1
--------------------------------------------------------------------------------------------
         End of period                                                    $  297.8  $  302.7
============================================================================================





     The accompanying notes are in integral part of these statements.  Page 4

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

2.   Inventories consisted of:

     (Dollars in millions)                     June 30,    December 31,
                                                 1999          1998
     =================================================================
     Raw material and work in process          $ 156.8       $ 176.5
     Finished goods                               88.3          81.9
     Supplies                                     19.1          17.3
     -----------------------------------------------------------------
     Total Inventories                         $ 264.2       $ 275.7
     =================================================================

3. In anticipation of the devaluation of the Brazilian Real in early 1999, the Company's Brazilian subsidiary invested in forward exchange contracts denominated in U.S. dollars. This hedging activity was settled in the first quarter of 1999, resulting in the recognition of an $8.6 million nonrecurring gain ($5.6 million or $.27 per share after tax). Under applicable accounting standards, foreign currency transaction gains and losses are recorded in net income, and foreign currency translation gains and losses are reflected in other comprehensive income.

4. The following table reports the Company's comprehensive income which is comprised of net earnings and net currency translation gains and losses:

     COMPREHENSIVE INCOME              Three Months Ended    Six Months Ended
     (Dollars in millions)                  June 30,            June 30,
                                       ---------------------------------------
                                        1999       1998       1999       1998
     =========================================================================
     Net Income                        $39.6      $33.9      $82.1      $58.8
     Other comprehensive expense:
       Foreign currency
         translation adjustments        (5.0)      (4.3)     (40.1)     (10.3)
     -------------------------------------------------------------------------
     Comprehensive Income              $34.6      $29.6      $42.0      $48.5
     =========================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


5. Basic and diluted earnings per share are equivalent. Earnings per share is computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations for the three months ended June 30, 1999 and 1998, were 20,359,476 and 21,517,573, respectively. The weighted average number of common shares used in the computations for the six months ended June 30, 1999 and 1998 were 20,534,924 and 21,629,197, respectively.

6. During the second quarter of 1999, Tecumseh Products Company repurchased 317,500 shares of its Class A common stock at a cost of $18.7 million. For the six months ended June 30, 1999, the Company has repurchased approximately 658,000 shares at a cost of $35.2 million.

7. The Company has been named by the EPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At June 30, 1999, the Company had an accrual of $32.9 million ($33.8 million at December 31, 1998) for estimated costs associated with the cleanup of certain polychlorinated biphenyl (PCB) contamination at this Superfund Site. The Company has based the estimated cost of cleanup on the results of the EPA-overseen remediation investigation and feasibility study and on various assumptions concerning the areas that will be required to undergo active remediation. Significant assumptions underlying the estimated costs are that active remediation will be limited to the upper river near the Company's facility and that only monitored natural armoring will be required in the middle river and the lower river and harbor.

     At the end of May 1999, the EPA issued a proposed remedial action plan ("PRAP") for the Sheboygan River and Harbor Site. The PRAP proposes remedial action in both the upper river and the harbor, at a total estimated cost of about $66 million. The proposal is subject to a comment period that ends August 13. The Company anticipates filing extensive comments on the proposal, which it believes is not supported by the administrative record for the Site.

     The EPA has indicated it expects to issue a record of decision on the cleanup of the Sheboygan River and Harbor Site in 1999, but the ultimate resolution of the matter may take much longer. The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the Wisconsin Department of Natural Resources (WDNR)), rapidly changing technology, the extent of any natural resource damages, and the outcome of any related litigation. Other potentially responsible parties may contribute to the costs of any final remedy selected, and /or natural resource damages claimed, regarding the middle river and lower river/harbor portions of the Site.

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

     The WDNR has requested that the Company and other interested parties join it in a cooperative effort to clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. The Company has cooperated to date with the WDNR in investigating the scope and range of the contamination. Although results of ongoing feasibility studies are not yet available, the Company has provided for preliminary investigation expenses. It is not possible at this time to reasonably estimate the cost of participation in any remediation effort.

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

8. Various lawsuits and claims, including those involving ordinary routine litigation incidental to its business, to which the Company is a party, are pending, or have been asserted, against the Company. Although the outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a materially adverse effect on the consolidated financial position of the Company.

9. In 1998, the Financial Accounting Standards Board (FASB) issued a Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Initially, this statement was to become effective for the Company's calendar year 2000; however, in July 1999 the FASB postponed the effective date of SFAS No. 133 for one year to become effective for the year ending December 2001.

     SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company plans to adopt the new standard with the first quarter of fiscal year 2001, as required. The Company is in the process of evaluating the impact of SFAS No. 133. Based on the Company's current policies and procedures for the use of financial derivatives and hedging instruments, it is management's opinion that SFAS No. 133 will not have a material effect on the Company's consolidated financial statements.

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

     BUSINESS SEGMENT DATA

                                       Three Months Ended    Six Months Ended
     (Dollars in millions)                   June 30,            June 30,
                                        -----------------   -------------------
                                          1999      1998      1999      1998
     ==========================================================================
     NET SALES:
     Compressor Products               $  281.1  $  310.7  $  530.6  $  573.5
     Engine and Power Train Products      186.9     153.8     396.3     317.8
     Pump Products                         35.6      35.9      66.1      69.0
     --------------------------------------------------------------------------
     Total Net Sales                   $  503.6  $  500.4  $  993.0  $  960.3
     --------------------------------------------------------------------------
     OPERATING INCOME:
     Compressor Products               $   32.9  $   32.7  $   57.5  $   51.9
     Engine and Power Train Products       21.7      13.3      48.4      27.0
     Pump Products                          5.6       4.2       8.6       8.0
     Corporate and consolidating
       items                               (2.5)     (2.8)     (4.9)     (5.2)
     --------------------------------------------------------------------------
     Total Operating Income                57.7      47.4     109.6      81.7
     Interest expense                      (1.3)     (1.8)     (4.7)     (4.2)
     Interest income and other, net         6.0       7.2      15.8      14.7
     Nonrecurring gain                       --        --       8.6        --
     --------------------------------------------------------------------------
     INCOME BEFORE TAXES ON INCOME     $   62.4  $   52.8  $  129.3  $   92.2
     ==========================================================================

                         INDEPENDENT ACCOUNTANTS' REPORT



August 10, 1999

Tecumseh Products Company
Tecumseh, Michigan


     We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of June 30, 1999, and the related consolidated condensed statements of income and cash flows for the three months and six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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




                                              CIULLA, SMITH & DALE, LLP
                                              Certified Public Accountants
                                              Southfield, Michigan

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Consolidated sales for the second quarter of 1999 were $503.6 million, up from $500.4 million in the 1998 second quarter. First half sales grew 3% to $993.0 million compared to sales of $960.3 million in the first half of 1998. Net income for the second quarter of 1999 increased by 17% to a record $39.6 million or $1.95 per share as compared with net income of $33.9 million or $1.57 per share in the second quarter of 1998. Earnings for the first half of 1999 were equivalent to $4.00 per share including a nonrecurring gain of $8.6 million ($5.6 million or $.27 per share after tax) on currency hedging recorded in the first quarter.

     The favorable earnings growth has been the result of substantial increases in engine and power train sales as well as improvement in operating margins in our compressor and pump businesses.


Compressor Products
     Second quarter compressor sales declined 9.6% relative to the second quarter of 1998. Declines in the dollar value of foreign currencies in Europe and Brazil had the effect of reducing reported sales by approximately $10 million. Compressor Products sales continue to be influenced by the economic recession in Brazil and other geographic regions. The economic slowdown within Brazil reduced Brazilian domestic demand for refrigeration and air conditioning products that utilize our components. On the other hand, the devaluation of the Real (at the beginning of the year) had a beneficial impact on margins earned on our products exported from Brazil.

     Due to lower average selling prices and somewhat weakened demand for commercial refrigeration products in the U.S. and Europe, second quarter sales declined in these sectors compared to the second quarter last year. Despite the decline in sales, second quarter margins improved from 10.5% to 11.7% overall for our Compressor Products business due to cost improvement programs and the higher margins on Brazilian exports.

     First half Compressor Products sales declined 7.5% as compared to the first half of 1998, primarily due to the lower Brazilian domestic sales and reduced sales to our European customers. Operating earnings increased $5.6 million in the first half with operating margins increasing from 9.0% in 1998 to 10.8% in 1999 due to the favorable margins on our Brazilian export sales and as a result of cost improvement programs at various compressor facilities.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Engine and Power Train Products
     Our Engine and Power Train business continued to set new records in the second quarter. Sales grew to $186.9 million for a 22% improvement over the 1998 second quarter. Operating income was up 63% to $21.7 million. Though sales of our traditional walk-behind lawn mower engines were essentially flat in comparison with the 1998 second quarter, we recorded strong gains in sales of engines for snow thrower, generator and riding lawn equipment applications.

     Second quarter margins in the Engine and Power Train business reached 11.6% as compared with year ago margins of 8.6%. The earnings increase is a result of the effect of the higher sales volume and a favorable sales mix which included a move toward sales of snow thrower engines in anticipation of the coming winter season. In addition, there were improvements in the operating margin at the Company's new engine plant in Douglas, Georgia. The plant ran at roughly breakeven levels during the 1999 second quarter, whereas last year's second quarter recorded a loss of more than $2 million.

     Year-to-date Engine and Power Train sales recorded a 24.7% increase from $317.8 million in 1998 to $396.3 million in 1999. Operating income for the first half of 1999 climbed to $48.4 million from $27 million in 1998 reflecting the improved operating margins which increased from 8.5% to 12.2% year over year. This improvement in the Engine and Power Train business was influenced by heavy snowfall in the last winter season, which caused inventories of snow throwers to be sold off. Therefore, the demand for snow thrower engines is greater this year as the industry prepares for the upcoming season. Also, the concern over recent shortages of electrical power and possible shortages resulting from Year 2000 computer problems has increased the demand for generator engines. Improvements in this year's net earnings were attributable to the same factors that have influenced the second quarter, i.e. greater sales volume, favorable sales mix and better operating margins in the Douglas, Georgia facility.

     Pump Products Second quarter pump sales were essentially flat in comparison with last year. Operating margins, however improved from 11.7% to 15.7% in the absence of costs incurred in 1998 relative to intensive water garden marketing programs. Year-to-date sales in 1999 declined 4.2% as compared to the first half in 1998 reflecting the presence of carryover inventories of water gardening products at large retailers. However, operating earnings increased 7.5% for the first half of 1999 compared to the same period in 1998 primarily due to reduced advertising and promotional expenses.

     Outlook Present business conditions suggest that the fundamentals influencing the first half results likely will continue at least through the third quarter. It is likely that reported Compressor Products sales will be off somewhat from last year's third quarter, principally

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


because of currency changes and a continuation of the Brazilian recession. On the other hand, compressor margins should continue to show improvement over the prior year on the strength of Brazilian export margins. We expect the Engine and Power Train business to record another excellent quarter with stronger sales of snow thrower and generator engines as compared to last year. In short, it should be another very good quarter for the Company.

     It is difficult at this time to state solid expectations for the fourth quarter. The big issues that we are aware of are (1) the timing and extent of a possible Brazilian economic recovery and (2) the timing of our engine customers' production for next year's season. We are hopeful of seeing some additional requirements for room air conditioning compressors during this period as the recent heat wave in the Northern Midwest and Northeastern United States seems to have cleared out inventories in the distribution channels.


LIQUIDITY, CAPITAL RESOURCES AND RISKS

     The Company continued to maintain a strong and liquid financial position. Working capital of $613.4 million at June 30, 1999 was up slightly from $605.9 million at the end of 1998, and the ratio of current assets to current liabilities was 2.9. Second quarter capital spending was $16.3 million. Total capital spending for 1999 should approximate $70 - 80 million of which approximately half will be spent on capacity expansion, primarily in India and Brazil. Working capital requirements, planned capital investment and stock repurchase expenditures for 1999 and early 2000 are expected to be financed primarily through internally available funds. However, the Company may also utilize long-term financing arrangements in connection with state investment incentives and may from time to time utilize short-term borrowings to hedge currency risk and to finance foreign working capital requirements. The Company maintains a $100 million revolving credit facility that is available for general corporate purposes.

     The Company purchased 317,500 shares of Class A common stock during the second quarter of 1999, as part of the previously announced share repurchase program. Existing authority covers the purchase of an additional 342,000 shares through the end of this year.

Environmental Matters
     The Company is subject to various laws relating to the protection of the environment and is in various stages of investigation or remediation for sites where contamination has been alleged. (See Note 7 to the financial statements.) Liabilities, relating to probable remediation activities, are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the status of laws, regulations, negotiated levels of required remediation, technology and information available. At June 30, 1999 and 1998 the Company had accrued $42.3 million and $42.9 million respectively for environmental remediation.

Year 2000
     In 1997, the Company began reviewing its manufacturing, financial and administrative information systems and determined that it needed to modify or replace several of its software and hardware systems that were not Year 2000 compliant. The Company developed a plan for the timely completion of modifications related to the Year 2000.

     The Company's objective is to have all its critical systems Year 2000 compliant and to have completed contingency plans by October 1999. This objective allows time for further testing and verification of these systems as necessary and the conversion of less critical systems. To date, the Company has installed and implemented Year 2000 compliant hardware and software for its critical business systems in substantially all its facilities, both domestic and foreign. The Company is continuing the system testing and will conduct date roll-forward tests in the third quarter. All Tecumseh facilities have made efforts to replace or update their PC/desk-top systems, and all are in the range of 80 to 100% completed. All the Company's production facilities are in various stages of testing equipment for imbedded chips, surveying and evaluating Year 2000 compliance in critical suppliers, and completing their contingency plans for unexpected system (or supplier) failures.

     The total expected cost of implementing Year 2000 compliant systems is estimated at $9 million. As of June 30, 1999, the Company had spent approximately $7 million to accomplish this goal and had provided the necessary resources to complete the projects. The financial impact of making the remaining required system changes and completing all testing is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows. However, if modifications of the Company's systems, and those of its customers and suppliers, are not successfully completed on a timely basis, the Year 2000 issue could have a materially adverse impact on the operations of the Company. Though it is difficult for the Company to evaluate the possible effect of all risks related to the Year 2000 problem (particularly in terms of suppliers, public utilities, transportation systems and government agencies), the Company's management believes that these risks to the Company are no greater or different than the risks to other manufacturing companies with similar operations.

     This statement regarding the Company's Year 2000 compliance program is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Euro Currency
     In January 1999, the European Monetary Union (EMU) entered into a three-year transition phase during which a common currency called the "euro" is being introduced in the participating countries. Initially, this new currency is being used for financial transactions, and it will progressively replace the old national currencies that will be withdrawn by July 2002. The transition to the euro currency will involve changing all currency denominated contracts, budgetary records and financial reporting systems, as well as simultaneous handling of dual currencies and the conversion of historical data. Much concern and uncertainty exists regarding the effects that the conversion to the euro may have on the market place. As currency differentials are removed, selling prices could potentially become equalized between customers located in the various participating countries. The impact of this phenomenon and other possible effects could change the competitive arena for companies in the same line of business. As the Company has limited experience with the new currency, management is not able to predict what effect conversion to the euro will have on Company operations, cash flows or financial condition in the future.

     The Company's European subsidiaries are in the process of evaluating their options for (or are implementing) the conversion of data and financial systems to make them euro currency compliant. The Company's Italian subsidiary is currently using Year 2000 compliant software that will be upgraded in November 1999 to also make it euro currency compliant. The Company's French subsidiaries are scheduled to make their decision regarding the optimal method to accomplish the conversion to euro compliant systems by the end of the third quarter 1999. The estimated costs to complete the conversion to the euro compliant systems and the actual costs incurred to date have been combined with the stated amounts for the Year 2000 project. The Company does not expect to incur any costs in addition to these stated amounts.

     As our European facilities are already conducting normal business transactions in various currencies, the Company believes that there is minimal risk of future operating or reporting errors associated with the current systems used during the transition period and with the eventual conversion to the euro compliant systems. The most difficult task will be that of converting historical data into euro denominated data for future comparison. Though the Company will continue to incur costs for implementation, system testing, and other costs associated with the adjustment to the new currency over time, management does not expect that such costs will have a material impact on the consolidated operations, cash flows, and financial condition of the Company in future periods.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     Investors are cautioned that forward-looking statements involve risks and uncertainties, including, but not limited to, changes in business conditions and the economy in general in both foreign and domestic markets; weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; the extent to which the demand for generators will continue; financial market changes, including interest rates and foreign exchange rates; economic trend factors such as housing starts; governmental regulations; availability of materials; actions of competitors; the ultimate cost of resolving environmental matters; the extent to which the Company and its critical suppliers are successful in remediating Year 2000 and Euro compliant computer issues; and the Company's ability to profitably develop, manufacture and sell both new and existing products.


                     PART I. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     No information is presented in response to this item because the Company has no material market risk relating to derivative financial instruments, derivative commodity instruments, or other financial instruments.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 28, 1999. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

All of management's nominees for directors as listed in the proxy statement were elected with the following votes.


                                  VOTES
   DIRECTOR          VOTES FOR   WITHHELD
   --------          ---------   --------
Kenneth G. Herrick   4,827,387    37,685
Todd W. Herrick      4,762,517   102,555
John H. Foss         4,828,417    36,655
Peter M. Banks       4,828,417    36,655
Jon E. Barfield      4,828,413    36,659
J. Russell Fowler    4,827,694    37,378
John W. Gelder       4,828,417    36,655
Stephen L. Hickman   4,828,417    36,655
Ralph W. Babb, Jr.   4,828,104    36,968



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  None.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                             TECUMSEH PRODUCTS COMPANY
                                                   (Registrant)



Dated:      August 11, 1999                  BY:  /s/  JOHN H. FOSS
      ----------------------------               ----------------------------
                                                 John H. Foss
                                                 Vice President, Treasurer
                                                    and Chief Financial Officer