Form 10-Q
period 1999-09-30
TECUMSEH PRODUCTS CO
filed 1999-11-12
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended September 30, 1999

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class of Stock           Outstanding at October 29, 1999
--------------------------------------------------------------------------------
         Class B Common Stock, $1.00 par value          5,470,146
         Class A Common Stock, $1.00 par value         14,484,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)

 (Dollars in millions)                                                          September 30,         December 31,
                                                                                    1999                 1998
===================================================================================================================
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 297.6               $ 277.7
   Accounts receivable, trade, less allowance for doubtful
     accounts of $6.1 million in 1999 and 1998                                       267.9                 256.7
   Inventories                                                                       269.7                 275.7
   Deferred income taxes                                                              41.9                  42.2
   Other current assets                                                               22.3                  25.5
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                      899.4                 877.8
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $539.8 million in 1999
  and $564.5 million in 1998                                                         468.9                 508.9
EXCESS OF COST OVER ACQUIRED NET ASSETS                                               51.2                  57.0
DEFERRED INCOME TAXES                                                                 53.5                  24.6
PREPAID PENSION EXPENSE                                                               92.5                  76.5
OTHER ASSETS                                                                          11.1                  11.4
-------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                             $1,576.6              $1,556.2
===================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable, trade                                                        $  124.0             $   121.5
   Income taxes payable                                                               16.8                   9.7
   Short-term borrowings                                                               4.2                  10.6
   Accrued liabilities                                                               139.5                 130.1
-------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES                                                 284.5                 271.9
 LONG-TERM DEBT                                                                       15.4                  17.2
 NON-PENSION POSTRETIREMENT BENEFITS                                                 194.4                 187.6
 PRODUCT WARRANTY AND SELF-INSURED RISKS                                              34.7                  32.5
 ACCRUAL FOR ENVIRONMENTAL MATTERS                                                    34.3                  36.7
 PENSION LIABILITIES                                                                  14.0                  14.6
-------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES                                                         577.3                 560.5
-------------------------------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY:
  Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 14,563,438 shares in 1999
     and 15,410,438 shares in 1998                                                    14.6                  15.4
  Class B common stock, $1 par value; authorized 25,000,000
    shares; issued and outstanding 5,470,146 shares                                    5.5                   5.5
  Retained earnings                                                                1,035.2                 986.6
  Accumulated other comprehensive income                                             (56.0)                (11.8)
-------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                           999.3                 995.7
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $1,576.6              $1,556.2
===================================================================================================================


                                                                          Page 2

              The accompanying notes are an integral part of these
                                  statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited and subject to year end adjustments)


(Dollars in millions except per share amounts)
                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                  --------------------------       -------------------------
                                                     1999            1998             1999           1998
============================================================================================================
 NET SALES                                          $ 407.8        $ 397.1         $1,400.8        $1,357.4
 COSTS AND EXPENSES
  Cost of sales and operating expense                 337.5          343.7          1,159.2         1,164.1
  Selling and administrative expense                   27.5           27.6             89.2            85.8
------------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                      42.8           25.8            152.4           107.5

 OTHER INCOME (EXPENSE)
    Interest expense                                   (1.9)          (1.6)            (6.6)           (5.8)
    Interest income and other, net                      7.0            6.8             22.8            21.5
     Nonrecurring gain on currency hedge                 --             --              8.6              --
------------------------------------------------------------------------------------------------------------
 INCOME BEFORE TAXES ON INCOME                         47.9           31.0            177.2           123.2
    Taxes on income                                    17.5           11.8             64.7            45.2
------------------------------------------------------------------------------------------------------------
 NET INCOME                                         $  30.4        $  19.2         $  112.5        $   78.0
============================================================================================================
 BASIC AND DILUTED EARNINGS PER SHARE               $  1.51        $  0.90         $   5.51        $   3.63
============================================================================================================
Weighted Average Shares
     (In thousands of shares)                        20,125         21,253           20,400          21,502
============================================================================================================
Cash dividends declared per share                   $  0.30        $  0.30         $   0.90        $   0.90
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


(Dollars in millions)                                                                     Nine Months Ended
                                                                                             September 30,
                                                                                       ------------------------
                                                                                        1999              1998
===============================================================================================================
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  112.5           $ 78.0
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                     57.5             57.4
       Accounts receivable                                                              (27.7)           (51.3)
       Inventories                                                                       (7.9)             5.8
       Payables and accrued expenses                                                     39.0             34.9
       Prepaid pension expense                                                          (16.0)            (7.5)
       Other                                                                              ---             10.5
---------------------------------------------------------------------------------------------------------------
           Cash Provided By Operating Activities                                        157.4            127.8
---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (53.6)           (46.4)
---------------------------------------------------------------------------------------------------------------
           Cash Used in Investing Activities                                            (53.6)           (46.4)
---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid                                                                       (18.3)           (19.3)
   Decrease in borrowings, net                                                           (7.2)           (24.4)
   Repurchases of common stock                                                          (46.4)           (39.1)
---------------------------------------------------------------------------------------------------------------
          Cash Used in Financing Activities                                             (71.9)           (82.8)
---------------------------------------------------------------------------------------------------------------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (12.0)             3.3
---------------------------------------------------------------------------------------------------------------
  Increase in Cash and Cash Equivalents                                                  19.9              1.9

 CASH AND CASH EQUIVALENTS:
          Beginning of period                                                           277.7            304.1
---------------------------------------------------------------------------------------------------------------
          End of period                                                             $   297.6        $   306.0
===============================================================================================================


The accompanying notes are in integral part of these statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements of Tecumseh Products Company and subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 1998 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1998. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

         The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Ciulla, Smith & Dale, LLP, the Company's independent certified public accountants, as described in their report contained elsewhere herein.

2. Inventories consisted of:

             (Dollars in millions)                                          SEPTEMBER 30,       December 31,
                                                                                1999                1998
             ------------------------------------------------------------------------------------------------
             Raw material and work in process                                  $156.3              $176.5
             Finished goods                                                      92.4                81.9
             Supplies                                                            21.0                17.3
             ------------------------------------------------------------------------------------------------
             Total Inventories                                                 $269.7              $275.7
             ================================================================================================

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

4. The following table reports the Company's comprehensive income which is comprised of net earnings and net currency translation gains and losses:

         COMPREHENSIVE INCOME                                 Three Months Ended                 Nine Months Ended
         (Dollars in millions)                                   September 30,                      September 30,
                                                             ----------------------------------------------------------
                                                                1999        1998                  1999        1998
=======================================================================================================================
         Net Income                                           $ 30.4       $ 19.2               $ 112.5      $ 78.0
         Other comprehensive expense:
           Foreign currency
              translation adjustments                           (4.1)         6.7                 (44.2)       (3.6)
-----------------------------------------------------------------------------------------------------------------------
         Comprehensive Income                                $  26.3       $ 25.9              $   68.3      $ 74.4
=======================================================================================================================

                                                                          Page 5

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


5. During the third quarter of 1999, the Company repurchased 189,167 shares of its Class A common stock at a cost of $11.4 million. For the nine months ended September 30, 1999, the Company repurchased 847,000 shares at a cost of $46.4 million.

6. The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At the direction of the EPA, the Company and its independent environmental consultants conducted a remedial investigation and feasibility study. As a result of this study, the Company believes the most appropriate course of action is to limit active remediation to the upper river near the Company's facility, and that only monitored natural armoring should be required in the middle river and the lower river and harbor. At September 30, 1999, the Company had accrued $32 million ($33.8 million at December 31, 1998) for estimated costs associated with the cleanup of this site.

         In May 1999, the EPA issued a proposed remedial action plan ("PRAP") for the Sheboygan River and Harbor Site. The PRAP proposed remedial action in both the upper river and the harbor, at an estimated cost of approximately $66 million. In August 1999, the Company filed extensive comments in opposition to this proposal. The EPA has not yet issued a Record of Decision ("ROD") for the cleanup of the Sheboygan River and Harbor Site. The Company anticipates receiving a ROD by the end of 1999; however, the ultimate resolution of the matter will likely take much longer. In addition, the Wisconsin Department of Natural Resources ("WDNR"), as a Natural Resource Trustee is investigating what additional requirements, if any, the state may have beyond those specified under the EPA plan.

         The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the WDNR), required cleanup standards, rapidly changing remediation technology, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final remediation, and/or natural resource damage claims, regarding the middle river, lower river and harbor portions of the Site.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


         To date, the Company has cooperated with the WDNR in investigating the scope and range of the contamination. The Company has received the results of an updated feasibility study which details estimated costs of the Company's preferred remedial alternative. The Company's environmental consultant has estimated that adequate remediation can be achieved within a cost range of $3 to $5 million. Based on available information, the Company has accrued an amount sufficient to cover its anticipated costs. It is expected that the WDNR will demand a greater amount, but there is not presently enough information to determine a range or specific dollar amount.

         In addition to the above sites, the Company is also participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action, which may be necessary with regard to such other sites. Based on limited preliminary data and other information currently available, the Company has no reason to believe that the level of expenditures for potential remedial action which may be necessary at these other sites will have a material effect on its consolidated financial position or results of operations.


7. The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. Although the ultimate outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a materially adverse effect on the consolidated financial position or results of operations of the Company.


8. In 1998, the Financial Accounting Standards Board (FASB) issued a Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Initially, this statement was to become effective for the Company's calendar year 2000; however, in July 1999 the FASB postponed the effective date of SFAS No. 133 for one year to become effective for the year ending December 2001.

         SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company plans to adopt the new standard with the first quarter of fiscal year 2001, as required. Management is currently evaluating the impact SFAS No. 133 will have on reported results of operations and on consolidated financial position. Based on the Company's current policies and procedures for the use of financial derivatives and hedging instruments, it is management's opinion that SFAS No. 133 will not have a material effect on the Company's consolidated financial statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED



9. The Company has three reportable segments based on the similarity of products produced: Compressor Products, Engine & Power Train Products, and Pump Products. There has been no change since the prior year-end in the methods used to determine reportable segments or in measuring segment income. There has been no material change in total assets for each reportable segment (other than changes due to normal, cyclical business operations) since December 31, 1998. Revenues and operating income by segment for the periods indicated are as follows:


       BUSINESS SEGMENT DATA
                                                                 Three Months Ended                 Nine Months Ended
(Dollars in millions)                                               September 30,                      September 30,
                                                               ----------------------               -----------------
                                                                1999            1998                1999         1998
=========================================================================================================================
     NET SALES:
       Compressor Products                                    $ 224.3         $ 256.2             $  754.9      $  829.7
       Engine and Power Train Products                          157.4           118.2                553.7         436.0
       Pump Products                                             26.1            22.7                 92.2          91.7
-------------------------------------------------------------------------------------------------------------------------
         Total Net Sales                                      $ 407.8         $ 397.1             $1,400.8      $1,357.4
-------------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME:
       Compressor Products                                    $  21.9         $  17.1             $   79.4      $   69.0
       Engine and Power Train Products                           20.6             9.8                 69.0          36.8
       Pump Products                                              3.0             1.3                 11.6           9.3
       Corporate and consolidating items                         (2.7)           (2.4)                (7.6)         (7.6)
-------------------------------------------------------------------------------------------------------------------------
         Total Operating Income                                  42.8            25.8                152.4         107.5
       Interest expense                                          (1.9)           (1.6)                (6.6)         (5.8)
       Interest income and other, net                             7.0             6.8                 22.8          21.5
Nonrecurring gain                                                 --              --                   8.6           --
-------------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE TAXES ON INCOME                           $   47.9        $   31.0               $177.2       $ 123.2
=========================================================================================================================

                         INDEPENDENT ACCOUNTANTS' REPORT



November 5, 1999

Tecumseh Products Company
Tecumseh, Michigan


         We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of September 30, 1999, and the related consolidated condensed statements of income and cash flows for the three months and nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

RESULTS OF OPERATIONS

         Consolidated net sales for the third quarter of 1999 were $407.8 million, compared to $397.1 million in the third quarter of 1998, an increase of $10.7 million or 3%. Net income for the third quarter of 1999 increased by 58% to $30.4 million or $1.51 per share from net income of $19.2 million or $0.90 per share in the third quarter of 1998. These results represent the Company's best third quarter in its history in terms of both sales and net income. Strong sales of engine and power train products, as well as excellent results in Brazilian compressor operations, were the major drivers behind this performance.

         Net sales for the nine month period ended September 30, 1999 also grew by 3% to $1,400.8 million compared to sales of $1,357.4 million in the first nine months of 1998. Net income for the first nine months of 1999 amounted to $112.5 million or $5.51 per share and included a nonrecurring gain of $8.6 million ($5.6 million or $.27 per share after tax) on currency hedging recorded in the first quarter. These results compare to net income of $78 million or $3.63 per share in the same period of 1998.

Compressor Products

         Sales of Compressor Products for the third quarter of 1999 decreased 12% to $224.3 million as compared to $256.2 million in the third quarter of 1998. For the nine months, compressor sales of $754.9 million declined 9% from 1998 sales of $829.7 million. Declines in the dollar value of foreign currencies, primarily Brazil, had the effect of reducing reported sales by approximately $11 million for the quarter and approximately $27 million year-to-date. Selling prices in the U.S. and Europe declined due to increased competition from Asian imports, particularly in room air conditioning products. Generally, commercial refrigeration markets were weaker than in the previous year reflecting lower bottler demand and inventory adjustments in the aftermarket business. Sales of unitary air conditioning product were also lower due to competition from scroll compressors.

         Despite the overall sales decline, compressor operating income for the third quarter of 1999 improved 28% over the 1998 third quarter. For the first nine months, operating income improved from $69 million in 1998 to $79.4 million in 1999. Brazilian operations were the most significant factor in the earnings improvements for the quarter and nine months. The devaluation of the Brazilian currency early in 1999 allowed for an expansion of our Brazilian exports at considerably improved margins. Significant margin improvements were also achieved in North America principally as the result of cost reductions and lower net pension costs. Earnings from European operations were reduced as the result of lower sales volume and increased competition.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Engine and Power Train Products

         The Company's Engine and Power Train business continued on its record pace in the third quarter. Sales in the third quarter of 1999 amounted to $157.4 million, up 33% from $118.2 million for the same period last year. Sales in the first nine months increased by 27% from $436 million in 1998 to $553.7 million in 1999. The Company recorded strong growth in sales of engines for snow throwers, generators and utility applications. Sales of snow thrower engines in the quarter were up approximately 50% from 1998 levels. Sales of engines for electric power generation in each of the first three quarters were approximately $15 million higher than in the corresponding quarters of 1998.

         Third quarter operating income grew to $20.6 million, more than double the $9.8 million earned in the 1998 third quarter. Operating income for the first nine months of 1999 amounted to $69 million, representing an increase of 87% over last year's results. Nonrecurring product recall expenses of $1.7 million were accrued in the third quarter of 1999. The strong engine and power train earnings result from better absorption of overhead due to higher volume, and from a more favorable product mix which was impacted by greater demand for engines for snow throwers and generators than a year ago.

Pump Products

         Sales of our Pump Products increased from $22.7 million in the third quarter of 1998 to $26.1 million in third quarter 1999, an improvement of approximately 15%, reflecting continued growth in water gardening applications. The pump segment also received a boost in the sales of de-watering pumps used in response to the flooding caused by Hurricane Floyd in the southeastern United States during the later part of the third quarter. Segment operating income improved from $1.3 million in third quarter 1998 to $3.0 million in third quarter 1999.

         Sales of Pump Products in the first nine months of 1999 were flat compared to 1998. However, operating income increased 25% from $9.3 million in 1998 to $11.6 million in 1999 primarily due to changes in the product mix combined with reduced advertising and promotional costs.

Outlook

         We expect earnings in the fourth quarter to improve somewhat over those reported in the fourth quarter of 1998, exclusive of nonrecurring and unusual items. (Reported earnings for the fourth quarter of 1998 included a nonrecurring charge of $28.8 million or $1.37 per share after tax for asset impairment and favorable adjustments to pension expense of $3.7 million or $.18 per share.)

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The Compressor markets continue to be affected by worldwide over-capacity. This should result in lower earnings from North American and European operations. However, we expect this to be partially offset by improving Brazilian results.

         The Engine and Power Train business is expected to be strong through the fourth quarter aided by sales of snow thrower and generator engines at levels higher than in the fourth quarter of 1998.


LIQUIDITY, CAPITAL RESOURCES AND RISKS

         The Company continued to maintain a strong and liquid financial position. Working capital of $614.9 million at September 30, 1999 was up slightly from $605.9 million at the end of 1998, and the ratio of current assets to current liabilities was approximately 3.2. Third quarter capital spending was $21.6 million. Total capital spending for 1999 should approximate $70 - 80 million of which approximately half will be spent on capacity expansion, primarily in India and Brazil. Working capital requirements, planned capital investment and stock repurchase expenditures for 1999 and early 2000 are expected to be financed primarily through internally available funds. However, the Company may also utilize long-term financing arrangements in connection with state investment incentives and may, from time to time, utilize short-term borrowings to hedge currency risk and to finance foreign working capital requirements. The Company maintains a $100 million revolving credit facility that is available for general corporate purposes.

         As part of a previously announced share repurchase program, the Company purchased 189,167 shares of Class A common stock during the third quarter of 1999 at an approximate cost of $11.4 million. Existing authority permits the repurchase of an additional 153,000 shares through the end of the year. In the nine months ended September 30, 1999, the Company repurchased 847,000 shares at an approximate cost of $46.4 million.

Environmental Matters

         The Company is subject to various federal, state and local laws relating to the protection of the environment, and is actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Note 6 to the financial statements.) Liabilities, relating to probable remediation activities, are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available. At September 30, 1999 and 1998 the Company had accrued $41 million and $42.5 million, respectively for environmental remediation, including $32 million and $33.8 million, respectively relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

Year 2000

         In 1997, the Company began reviewing its manufacturing, financial and administrative information systems and determined that it needed to modify or replace several of its software and hardware systems that were not Year 2000 compliant. The Company developed a plan for the timely completion of modifications related to the Year 2000.

         To date, the Company has installed and implemented Year 2000 compliant hardware and software for its critical business systems in substantially all its facilities, both domestic and foreign. The Company is continuing system testing and will conduct date roll-forward tests throughout the fourth quarter. All Tecumseh facilities have made efforts to replace or update their PC/desktop systems, and all are substantially completed. All the Company's production facilities are in various stages of testing equipment for imbedded chips and surveying and evaluating Year 2000 compliance in critical suppliers. Contingency plans for unexpected system (or supplier) failures have been formulated, and are being reviewed by corporate management. Where possible, the Company has begun efforts to identify alternative suppliers.

         The Company has obtained, or is in the process of obtaining, Year 2000 compliance certifications from suppliers of externally developed or purchased software. Purchased software which has not, or will not be restructured to address the date change problem will be replaced before year end.

         The total anticipated cost to inventory, assess, modify and test both information and non-information technology requirements is currently estimated at approximately $9 million. As of September 30, 1999, the Company had spent approximately $7.1 million to accomplish this goal and had provided the necessary resources to complete the projects. The financial impact of making the remaining required system changes and completing all testing is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows. However, if

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


modifications of the Company's systems, and those of its customers and suppliers, are not successfully completed on a timely basis, the Year 2000 issue could have a materially adverse impact on the operations of the Company. The Company believes it has allocated appropriate resources to identify and fix anticipated Year 2000 problems; however, there can be no assurances that all Year 2000 problems will be corrected in advance, and it is possible that some Year 2000 problems could go undetected until after January 1, 2000.

         The most likely worst case Year 2000 event would be the inability of third party suppliers such as public utilities, critical material suppliers, telecommunication suppliers, and financial institutions to continue providing their goods and services to the Company. The inability of these vendors to continue supplying the Company could, in the absence of alternative sources, have a potentially material adverse impact on the Company's operations and/or financial position. Although it is difficult for the Company to evaluate all of the potential risks related to the Year 2000 problem (particularly in terms third party suppliers), the Company's management believes that these risks to the Company are no greater or different than the risk to other manufacturing companies with similar operations.

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

         The Company's European subsidiaries are in the process of evaluating their options for (or are implementing) the conversion of data and financial systems to make them euro currency compliant. The Company's Italian subsidiary is currently using Year 2000 compliant financial reporting software that will be upgraded in November 1999 to also make it euro currency compliant, and is reviewing options in regards to their manufacturing cost systems. The Company's French subsidiaries have postponed making their decision on euro compliant systems until after they have completed all work on the Year 2000 systems due to resource constraints. The estimated costs to complete the conversion to the euro compliant systems and the actual costs incurred to date have been combined with the stated amounts for the Year 2000 project. The Company does not currently expect to incur any costs in addition to these stated amounts.

         As our European facilities are already conducting normal business transactions in multiple currencies, the Company believes that there is minimal risk of future operating or reporting errors associated with the current systems used during the transition period and with the eventual conversion to euro compliant systems. The most difficult task will

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

be that of converting historical data into euro denominated data for future comparison. Though the Company will continue to incur costs for implementation, system testing, and other costs associated with the adjustment to the new currency over time, management does not expect that such costs will have a material impact on the consolidated operations, cash flows, and financial condition of the Company in future periods.



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


                     PART I. FINANCIAL INFORMATION - Item 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the normal course of business, the Company is exposed to market risk and price fluctuations related to the purchase of certain raw materials and supplies used in its manufacturing operations, both domestic and foreign. The Company obtains competitive prices for material and supplies when available. To the extent possible, the Company attempts to obtain long-term supply arrangements at advantageous negotiated prices.

         Certain of the Company's long and short-term debt is based on rates that are variable or that fluctuate. The carrying value of the Company's debt approximates fair value.

         The Company is also subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than the U.S. dollar. The Company, from time to time, enters into forward exchange contracts to obtain foreign

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

currencies at specified rates based on expected future cash flows for each currency. On a normal basis, the results of this hedging activity offset the currency exchange exposure of the foreign currency transactions being hedged and net results are recognized in net income when the transactions are settled. In anticipation of the devaluation of the Brazilian Real in early 1999, the Company's Brazilian subsidiary invested in forward exchange contracts denominated in U.S. dollars. This hedging contract was settled in the first quarter of 1999 resulting in a nonrecurring gain of $8.6 million ($5.6 million or $.27 per share after tax).



                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibit
      Number           Description

      10(a) Third Amendment to Class A Rights Agreement, dated as of August 25, 1999, between Tecumseh Products Company and State Street Bank and Trust Company, N.A., as successor Class A Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 26, 1999 (Commission File No. 0-452) and incorporated herein by reference).

      10(b) Third Amendment to Amended and Restated Class B Rights Agreement, dated as of August 25, 1999, between Tecumseh Products Company and State Street Bank and Trust Company, N.A., as successor Class B Rights Agent (filed as Exhibit
                       4.2 to the Company's Current Report on Form 8-K filed August 26, 1999 (Commission File No. 0-452) and incorporated herein by reference).

      27               Financial Data Schedule


(b) The Company filed a Current Report on Form 8-K, reporting certain amendments to its Class A and Class B rights agreements under items 5 and 7, on August 26, 1999.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                             TECUMSEH PRODUCTS COMPANY
                                             -------------------------
                                                   (Registrant)



Dated:     November 10, 1999                 BY:   /s/  JOHN H. FOSS
      ----------------------------           --------------------------------
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
