Form 10-K405
period 1999-12-31
TECUMSEH PRODUCTS CO
filed 2000-03-24
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999         Commission File Number 0-452

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

Securities Registered Pursuant to Section 12(b) of the Act:            Securities Registered Pursuant to Section12(g) of the Act:

                                           Name of Each Exchange
     Title of Each Class                    on Which Registered
     -------------------                   ---------------------
                                                                       Class B Common Stock, $1.00 Par Value
           None                                    None                Class A Common Stock, $1.00 Par Value
                                                                       Class B Common Stock Purchase Rights
                                                                       Class A Common Stock Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---
Registrant disclaims the existence of control and, accordingly, believes that as of March 3, 2000 all of the 5,470,146 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of March 3, 2000, held an aggregate of 2,279,200 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of March 3, 2000 (based on the closing price of $43.063 per share, as reported on the Nasdaq Stock Market on such date) of 3,190,946 shares then issued and outstanding held by non-affiliates was approximately $137,411,708.

Numbers of shares outstanding of each of the Registrant's classes of Common Stock at March 17, 2000:

              Class B Common Stock, $1.00 Par Value:      5,470,146
              Class A Common Stock, $1.00 Par Value:     13,993,938

Certain information contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 has been incorporated herein by reference in Parts I and II hereof. Certain information in the definitive proxy statement to be used in connection with the Registrant's 2000 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof. The Index to Exhibits is located on page 22.


                                TABLE OF CONTENTS
Item                                                                               Page
----                                                                               ----
                                    PART I

 1.    Business                                                                     2

       Executive Officers of the Registrant                                         13

 2.    Properties                                                                   14

 3.    Legal Proceedings                                                            14

 4.    Submission of Matters to a Vote of Security Holders                          16

                                   PART II
 5.    Market for the Company's Common Equity and Related Stockholder Matters       17

 6.    Selected Financial Data                                                      17

 7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 17

 7A.   Quantitative and Qualitative Disclosures About Market Risk                   17

 8.    Financial Statements and Supplementary Data                                  17

 9.    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                                  17

                                  PART III
10.    Directors and Executive Officers of the Company                              18

11.    Executive Compensation                                                       18

12.    Security Ownership of Certain Beneficial Owners and Management               18

13.    Certain Relationships and Related Transactions                               18

                                   PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K              19

       Signatures                                                                   20

       Index to Exhibits                                                            22

                                     PART I

                                ITEM 1. BUSINESS

GENERAL
Tecumseh Products Company (the "Company") is a full-line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. The Company believes it is one of the largest independent producers of hermetically sealed compressors in the world, as well as one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications. The Company also produces a variety of pump products with a wide range of applications. The Company's products are sold in countries all around the world.

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

FOREIGN OPERATIONS AND SALES
In recent years, international sales and manufacturing have become increasingly important to the Company's business as a whole. In 1999, sales to customers outside the United States represented 43% of total consolidated net sales. In addition to North American operations, compressor products are produced in Brazil, France and India, while engines are produced in Italy.

Products sold outside the United States are manufactured at both U.S. and foreign plants. Tecumseh do Brasil, Ltda. ("Tecumseh do Brasil"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America, North America, Europe and the Middle East. The Brazilian operation represents a significant portion of the Company's compressor business. In 1999, total sales generated by Tecumseh do Brasil amounted to over 21% of total Compressor Products segment sales. Brazilian operating income amounted to 45% of total Compressor Products segment operating income and 21% of consolidated operating income for the year.

The Company's European compressor subsidiary, Tecumseh Europe, S.A. ("Tecumseh Europe"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. The Company also has two manufacturing facilities in India which produce air conditioning and refrigeration compressors for the Indian appliance markets.

In the engine business, the Company has two principal markets. The North American market is served by the Company's U.S. manufacturing operations. The European market is served by the manufacturing operations of the Company's Italian engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa"), and to a lesser extent, by U.S. export sales. Tecumseh Europa produces light-weight engines primarily for lawn and garden applications along with some utility applications.

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

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION
The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 1999, 1998 and 1997 appear under the caption "Business Segment Data" of the Company's Annual Report to Shareholders for the year ended December 31, 1999 and are incorporated herein by reference. This information and the written discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 1999 (incorporated herein by reference) should be read in conjunction with the business segment information presented in the following sections entitled:
Compressor Products, Engine and Power Train Products and Pump Products.

COMPRESSOR PRODUCTS
The Compressor Products segment is the Company's largest business segment. A compressor is a device that compresses a refrigerant gas. When the gas is later permitted to expand, it absorbs and transfers heat, producing a cooling effect, which forms the basis for a wide variety of refrigeration and air conditioning products. All of the compressors produced by the Company are hermetically sealed. The Company's current compressor line consists primarily of reciprocating and rotary designs with a limited line of scroll models.

PRODUCT LINE
The Company manufactures and sells a variety of traditional, reciprocating piston compressors suitable for use in all four compressor market segments. This line of compressors range in size from 12.5 HP models used for unitary air conditioning applications to small fractional HP models used for refrigerators, dehumidifiers and vending machines.

Rotary compressors ranging from 5,000 to 18,000 BTU/hour are produced by the Company for room and mobile air conditioning applications. These compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating piston models.

Scroll compressors generally offer improved energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial applications. The Company has a scroll compressor product line for the unitary air conditioning market and sold limited quantities of these compressors in 1999.

From 1994 to 1996, the Company invested approximately $55 million dollars in a scroll compressor manufacturing facility in Tecumseh, Michigan. In 1996, unacceptable field testing results led to the abandonment of that design. In 1997 and 1998, a new design was developed using improved and expanded reliability testing methods. Customer sampling and field testing were initiated in 1999 and will be completed in the first half of 2000. The Company will release additional models of scroll compressors for production by the end of June 2000. Limited product will be offered for sale, and the Company plans to gauge market acceptance throughout the remainder of 2000.

In 1998, the Company recorded a fourth quarter asset impairment charge of $45.0 million ($28.8 million or $1.35 per share net of tax) to reduce the carrying amount of assets dedicated to the production of scroll compressors to estimated fair market value. Based on the Company's expected manufacturing costs, existing market conditions and an anticipated lengthy introduction period, it was estimated that the future cash flows from the scroll product line would not be sufficient to cover the carrying amount of the Company's buildings, tooling, machinery and equipment dedicated to its production. The amount of the asset impairment charge represented the difference between the carrying value of the scroll compressor long-lived assets and the estimated fair value of those assets based on an independent appraisal.

MANUFACTURING OPERATIONS
Compressor Products manufactured in the Company's U.S. plants accounted for approximately 58% of 1999 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil, France and India. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply and the required raw materials and components are generally available in sufficient quantities.

SALES AND MARKETING

The Company markets its U.S., Brazilian and Indian built compressors under the "Tecumseh" brand and French built compressors under the "Tecumseh
Europe-L'Unite Hermetique" brand. The Company sells its compressor products in North America primarily through its own sales staff. Major OEM customers are assigned to sales staff on an account basis. Other customers (smaller commercial
OEMs) are served by sales personnel assigned to specified geographic regions, and sales to aftermarket customers are made through independent sales representatives. The Company's U.S. International division and the Brazilian, French and Indian subsidiaries each have their own sales staff. In certain foreign markets, the Company also uses local independent sales representatives and distributors.

Substantially all of the Company's sales of compressor products for room air conditioners and for household refrigerators and freezers are to original equipment manufacturers. Sales of compressor products for unitary central air conditioning systems and commercial applications include substantial sales to both OEM and distributor customers.

The Company has over 1,200 customers for compressor products, the majority of which are commercial customers. In 1999, the two largest customers for compressor products accounted for 6.0% and 4.4%, respectively, of total segment sales, or 3.2% and 2.3%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the Company does pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.

In 1999, approximately 34% of the Compressor Products produced by the Company in its U.S. plants were exported to foreign countries. The Company exports to over 60 countries. Over three-quarters of these exported products were sold in the Far and Middle East.

COMPETITION
All of the compressor market segments in which the Company operates are highly competitive. Participants compete on the basis of delivery, efficiency, noise level, price and reliability. The Company competes not only with other independent compressor producers but also with manufacturers of end products, which have internal compressor manufacturing operations.

North American Operations
The domestic unitary air conditioning compressor market consists of OEMs and a significant compressor aftermarket. The Company competes primarily with two U.S. manufacturers, Copeland Corporation, a subsidiary of Emerson Electric, Inc., and Bristol Compressors, Inc., a subsidiary of York International Corporation. Copeland Corporation enjoys a larger share of the domestic unitary air conditioning compressor business than either Bristol Compressors, Inc. or the Company.

Over the last several years there has been an industry trend toward the use of scroll compressors in the high efficiency segment of the unitary air conditioning market. Copeland Corporation and other compressor manufacturers have had scroll compressors as part of their product offerings for some time. Along with its own manufacturing capabilities, Copeland Corporation is also a member of the Alliance Scroll manufacturing joint venture with two major U.S. central air conditioning manufacturers, American Standard's Trane air conditioning division and Lennox International, Inc. Carrier Corporation, a subsidiary of United Technologies and a major original equipment manufacturer, has a joint venture to produce scroll compressors with Bristol Compressors, Inc.

As discussed in the product line section, the Company offered a limited line of scroll compressor models for sale in 1999, and additional compressor models will be approved for sale in limited quantities in 2000. Because the Company believes that the scroll compressor is important to maintaining its position in the unitary air conditioning market, it plans to pursue the development of the scroll compressor in a manner that limits risk to the Company. The strategy will be to continue slow market entry with the intention of limiting the exposure to technical problems and with the intention of controlling any operating losses.

In the domestic room air conditioning compressor market, the Company competes primarily with foreign companies, which export compressors to the United States, but also have U.S. manufacturing capabilities. The Company also competes to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Rotorex, Inc., Sanyo Electric Trading Company, L.G. Electronics, Inc. and others. The Company has increasingly struggled with price competition from foreign companies during the last two years. Downward pressure on prices, particularly in the room air conditioning market, has continued due to world over-capacity and a market flooded by cheap Asian products both in North America and in Europe.

In the domestic markets for water coolers, dehumidifiers, vending machines, refrigerated display cases and other commercial refrigeration products, the Company competes primarily with compressor manufacturers from the Far East, Europe and South America, and to a lesser extent, the United States. Competitors include Matsushita Electric Industrial Corporation, Danfoss, Inc., Embraco, S.A., Copeland Corporation and others. In 1999, the Company's sales of commercial refrigeration products decreased 10% compared to 1998 sales levels largely due to a decline in the demand for equipment used in the beverage marketing and vending segment.

The household refrigerator and freezer market is vertically integrated with many white good producers manufacturing a substantial portion of their compressor needs. The Company's competitors include AB Electrolux, Matsushita Electric Industrial Corporation, Embraco, S.A., Danfoss, Inc., and others. The Company has an extensive product line in this market which includes both reciprocating piston and rotary type compressors with a reputation for reliable field performance.

In an effort to address domestic competition and world over-capacity, the Company has been evaluating courses of action to consolidate compressor manufacturing capacity in North America. The objective is to reduce the cost structure of the Company's domestically produced compressor models and improve the quality performance, thereby offering a more competitively priced product to our customers. It is likely that the Company will choose to close one or more compressor and/or component manufacturing facilities, and that future results will be impacted by one or more nonrecurring charges as these plans are finalized. While the exact timing and amount of these charges cannot be estimated with any degree of precision, it is possible they could be recorded in several different years and could range as high as $25 - $35 million in the aggregate on a pre-tax basis.

European Operations
Tecumseh Europe sells the major portion of its manufactured compressors in Western Europe, and competes in those markets primarily with several large European manufacturers, some of which are captive suppliers, and to a lesser but increasing extent, with manufacturers from the Far East and Brazil. Competitors include AB Electrolux, Embraco, S.A., Danfoss, Inc. and others. Tecumseh Europe produces compressors primarily for the commercial refrigeration market.

In 1999, Tecumseh Europe experienced a decline in sales from 1998 levels largely due to reduced exports and price competition in its domestic market. In response to competitive pressures, Tecumseh Europe is planning to take a more global approach to its manufacturing process by importing less expensive compressor kits and condensing units from the Company's Brazilian and North American facilities to be assembled in France and offered for sale in Europe, Asia and the Far East. Tecumseh Europe has also developed plans for a number of cost-cutting initiatives and improvements in its marketing and customer service programs.

Brazilian Operations
Tecumseh do Brasil competes directly with Embraco, S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America. Historically, Tecumseh do Brasil has sold the major portion of its manufactured compressors in Latin America, North America, Europe and the Middle East. The devaluation of the Brazilian Real in early 1999 set the stage for Tecumseh do Brazil to better compete in foreign markets, resulting in approximately 70% of its 1999 production being exported. These increased exports, combined with lower manufacturing costs (due to currency devaluation) and continued cost cutting efforts, resulted in an increase in operating margins from 8.9% in 1998 to 19.7% in 1999.

Indian Operations
Tecumseh Products India Ltd. has two compressor manufacturing facilities in India, which sell to regional markets. Major competitors include the Indian manufacturers Kirloskar Copeland Ltd., Carrier Aircon Ltd., Godrej, Videocon, BPL and others. Tecumseh Products India Ltd. produces compressors for the air conditioning and refrigerator and freezer markets. In 1999, 46% of sales were made to a single customer, and the loss of this customer would have a significant impact on the results of operations of this facility, and to a lesser extent, on the consolidated results of the company as a whole.

Tecumseh Products India Ltd. is nearing completion of its new manufacturing facility in Ballabgarh, India. Construction of the building and placement of manufacturing equipment was completed in 1999. The Company is currently training local personnel to operate all functions of the compressor manufacturing process. Year 2000 goals for this subsidiary include completing production worker training, ramping up compressor manufacturing, further developing quality and cost reduction programs, aggressively soliciting new business and expanding both the customer base and product offerings.

Research
Ongoing research and development is another method in which the Company strives to meet its competition. The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations including those related to refrigerant requirements. These factors are discussed below.

REGULATORY REQUIREMENTS
Chlorofluorocarbon compounds ("CFCs"), the primary refrigerants used in household refrigerators and freezers and in commercial refrigeration equipment, have been identified as one of the leading factors causing depletion of the earth's ozone layer. Under a 1992 international agreement, production of CFCs in developed countries was phased out January 1, 1996. The Company began producing compressors using alternative refrigerants (approved by the U.S. government) for the commercial refrigeration market in late 1992 and for the refrigerator and freezer market during 1994. The Company believes that its rapid development of product using non-CFC refrigerant technology has improved its competitive position in these markets.

Hydrochlorofluorocarbon compounds ("HCFCs") are used as a refrigerant in air conditioning systems. Under a 1992 international agreement, HCFCs will be banned from new equipment beginning in 2010. Some European countries began HCFC phase-outs as early as 1998, and a number of European countries have proposals in place to eliminate the use of HCFCs within the next six years. Currently, the Company is developing a number of compressor models that employ hydrofluorocarbons, or "HFCs" which are considered more environmentally safe than the preceding refrigeration compounds. Within the last year, the Company has approved and released a number of compressor models utilizing U.S. government approved HFC refrigerants.

In the last few years, there has been an even greater political and consumer movement, particularly from northern European countries, toward the use of hydrocarbons ("HCs") as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of our atmosphere) and the use of fluorine (which contributes to the "green-house" effect). Both Tecumseh do Brasil and Tecumseh Europe have compressor products available for sale that utilize hydrocarbon refrigerants. Hydrocarbons are flammable compounds and have not been approved by the U.S. government for air conditioning or household refrigerator and freezer applications. It is not presently possible to estimate the level of expenditures which will be required to meet future industry requirements or the effect on the Company's competitive position.

The U.S. National Appliance Energy Conservation Act of 1987 (the "NAECA") will require higher energy efficiency ratings on room air conditioners manufactured after October 1, 2000 and on household refrigerator/freezers manufactured after July 1, 2001. Energy efficiency requirements for unitary air conditioners are expected to be published in the U.S. in October 2000 to be effective in the year 2005.

The European manufacturing community issued new energy efficiency directives effective January 1, 2000 that lowered the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. The Company has ongoing projects aimed at improving the efficiency levels of its compressor products and plans to have products available to meet known energy efficiency requirements as determined by our customers. Some of the Company's compressor products already meet or exceed the new energy efficiency standards. It is not presently possible to estimate the level of expenditures which will be required to meet the new standards or the effect on the Company's competitive position.

ENGINE AND POWER TRAIN PRODUCTS
Small gasoline engines account for a majority of the net sales of the Company's Engine and Power Train Products segment. These are used in a broad variety of consumer products, including lawn mowers (both riding and walk-behind types), snow throwers, small lawn and garden tractors, small power devices used in outdoor chore products, generators, pumps and certain self-propelled vehicles. The Company manufactures gasoline engines, both two- and four-cycle types, with aluminum die cast bodies ranging in size from 2 through 22 horsepower and with cast iron bodies ranging in size from 12 through 18 horsepower. The Company's power train products include transmissions, transaxles and related parts used principally in lawn and garden tractors and riding lawn mowers.

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

SALES AND MARKETING
The Company markets its Engine and Power Train Products worldwide under the "Tecumseh" and "Peerless" brands. A substantial portion of the Company's engines are incorporated into lawn mowers sold under brand labels, including the "Craftsman" brand of Sears, as well as other name brands sold through "do it yourself" home centers, mass merchandisers and lawn and garden specialty retailers.

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

In 1999, the Engine and Power Train Products Group enjoyed increased sales of engines for portable generator applications as a result of Year 2000 concerns, and increased sales of engines for snow throwers due to the heavy snow fall in certain areas of North America. It is unlikely that 1999 sales levels for generator applications will be sustained in the market in 2000; however, the Company expects that consumer demand for products with other applications for small utility engines, such as power washers, string trimmers and snow throwers, will help to sustain this market.

In 1999, the three largest (direct ship) customers for Engine and Power Train Products accounted for 18.4%, 18.3% and 16.5%, respectively, of segment sales, or 7.4%, 7.4% and 6.7%, respectively, of consolidated net sales. The engines provided to one of these customers are incorporated into end consumer products that are sold by Sears. Total sales to Sears and Sears affiliated suppliers in 1999 and 1998 amounted to 20.5% and 29.7%, respectively, of segment sales, or 8.3% and 10.0%, respectively, of consolidated net sales. Loss of any of this segment's three largest customers, and/or the loss of Sears as a retail distributor would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole.

COMPETITION
The Company believes it is the largest consolidated producer of engines and transmissions for the outdoor power equipment industry. However, it remains the second largest producer of small gasoline engines in the world. The largest such producer, with a broader product range, is Briggs & Stratton Corporation. Other producers of small gasoline engines include Kohler Corporation, Toro Company and Honda Corporation, among others.

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

NEW EMISSION STANDARDS
The U.S. Environmental Protection Agency ("EPA") is in the process of final rule development of Phase II emission standards for handheld small off-road engines which include the two-cycle engines produced by the Company. The Company already produces competitively priced engines that comply with the current EPA and California Air Resources Board ("CARB") Standards.

Phase II emission standards have been finalized for non-handheld four-cycle engines. Phase-in of the rules for non-handheld four-cycle engines will take place between the 2001 and 2006 model years. It is not possible at this time to determine the related costs of compliance with these standards, nor the impact on the competitive position of the Company.

The state of California began enforcing the CARB Tier II Emission Standards effective January 1, 2000. All rotary mower engines now require overhead valve technology in the state of California. All of the Company's overhead valve engine models have been certified to comply with these emission standards. Several Midwestern States are in the process of, or debating the merits of, adopting the CARB Tier II Emission Standards. It is not possible at this time to determine the effect of this change in regulatory requirements on the competitive position or consolidated results of the Company.

PUMP PRODUCTS
The Company manufactures and sells submersible pumps, centrifugal pumps and related products through its two subsidiaries, Little Giant Pump Company ("Little Giant") and MP Pumps Inc. ("MP Pumps"). Little Giant pumps are used in a broad range of commercial, industrial, and consumer products, including (1) heating, (2) ventilating and cooling, (3) parts washers, (4) machine tools, (5) evaporative coolers, (6) sump pumps, (7) statuary fountains and (8) water gardening. Little Giant's products are sold worldwide to OEMs, distributors and mass retailers. Sales and marketing is executed through Little Giant's own sales management and through manufacturers' representatives under the "Little Giant" brand name.

The pump industry is highly fragmented, with many relatively small producers competing for sales. Little Giant has been particularly successful in competing in the pump industry by targeting specific market niches where opportunities exist and then designing and marketing corresponding products. In the last three years, the "Little Giant" brand name has become more associated with consumer products due to the success of the subsidiary's water-gardening product line. However, the focus of this pump manufacturer has long been in the commercial and industrial market channels of the pump industry, and Little Giant is pursuing these markets through the development of complete pump systems utilizing larger pump models.

MP Pumps manufactures and sells a variety of centrifugal pumps ranging in capacity from 15 to 1,500 gallons per minute, that are used in the agricultural, marine and transportation industries, and in a variety of commercial and industrial applications and end products. MP Pumps sells both to OEMs, which incorporate its pumps into their end products, and through an extensive network of market segmented distributors located throughout the United States. The distributors within the network both engineer and sell pump products to end users and small OEMs. A limited number of pumps are also sold to departments and agencies of the U.S. government. MP Pumps markets both custom and standard catalog product through its own sales staff. Pumps sold through distribution channels are branded under the "MP" and "Flomax" registered trade names. Some pumps are privately labeled for specific customer use.

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

RESEARCH AND DEVELOPMENT
The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company spent approximately $29.8, $32.4 and $32.6 million during 1999, 1998, and 1997, respectively, on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

EMPLOYEES
On December 31, 1999, the Company employed approximately 19,500 persons, 54% of which were employed in foreign locations. Approximately 3,800 of the U.S. employees were represented by labor unions, with no more than approximately 2,000 persons represented by the same union. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation; during 1999, the maximum number of persons employed was approximately 19,500 and the minimum was 17,000. Overall, the Company believes it generally has a good relationship with its employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company.

                                                                                       PERIOD OF SERVICE
         NAME AND AGE                    OFFICE OR POSITION HELD                         AS AN OFFICER
         ------------                    -----------------------                         -------------
         Kenneth G. Herrick, 78     Chairman of the Board of Directors                     Since 1966
         Todd W. Herrick, 57        President and Chief Executive Officer                  Since 1974
         John H. Foss, 57           Vice President, Treasurer, and Chief                   Since 1979
                                     Financial Officer
         James E. Martinco, 54      Group Vice President, Engine and                       Since 1998
                                     Power Train (1)
         Dennis E. McCloskey, 57    Group Vice President, Compressors (2)                  Since 1998


(1) Last five years of business experience--Vice President, Engine and Power Train, Tecumseh Products Company 1996 to 1997; Vice President of Operations and Vice President/General Manager of Engine Products 1990 to 1996. (Employed with Tecumseh Products Company since 1976.)

(2) Last five years of business experience--Vice President, Compressors, Tecumseh Products Company, 1994 to 1997; Group Vice President Refrigeration and Air Conditioning, Frigidaire Company, 1990 to 1993. (Employed at Frigidaire from 1976 to 1993.)

                                    ITEM 2.  PROPERTIES


The Company's headquarters are located in Tecumseh Michigan, approximately 50 miles southwest of Detroit. At December 31, 1999 the Company had 31 principal properties worldwide occupying approximately 8.5 million square feet with the majority, approximately 7.7 million square feet devoted to manufacturing. Eleven facilities with approximately 3.4 million square feet were located in five countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's three principal business segments.

                                                              Approximate Floor
                     Industry Segment                        Area in Square Feet
                     ----------------                        -------------------
                  Compressor Products                             6,127,000
                  Engine and Power Train Products                 1,928,000
                  Pump Products and Other                           442,000

Five domestic facilities, including land, building and certain machinery and equipment were financed and leased through industrial revenue bonds. All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.


                            ITEM 3. LEGAL PROCEEDINGS


The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At the direction of the EPA, the Company and its independent environmental consultants conducted a remedial investigation and feasibility study. As a result of this study, the Company believes the most appropriate course of action is active remediation to the upper river near the Company's facility, and that only monitored natural armoring should be required in the middle river and the lower river and harbor. At December 31, 1999 and 1998, the Company had accrued $31.5 and $33.8 million, respectively, for estimated costs associated with the cleanup of this site.

In May 1999, the EPA issued a proposed remedial action plan ("PRAP") for the Sheboygan River and Harbor Site. The PRAP proposed remedial action in both the upper river and the harbor, at an estimated cost of approximately $66 million. In August 1999, the Company filed extensive comments in opposition to this proposal. The EPA has not yet issued a Record of Decision ("ROD") for the cleanup of the Sheboygan River and Harbor Site. The Company anticipates receiving a ROD in the first quarter of year 2000; however, the ultimate resolution of this matter will likely take much longer. In addition, the Wisconsin Department of Natural Resources ("WDNR"), as a Natural Resource Trustee, is investigating what additional requirements, if any, the state may have beyond those specified under the EPA plan.

The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the scope and methodology of the remedial action requirements to be established by the EPA (in consultation with the WDNR), required cleanup standards, rapidly changing remediation technology, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final remediation, and/or natural resource damage claims, regarding the middle river and lower river and harbor portions of the Site.

The Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site ground water plume. Certain test procedures are underway to assess the extent of contamination and to develop remedial options for the site. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

The WDNR has requested that the Company and other interested parties join it in a cooperative effort to clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. The Company has cooperated to date with the WDNR in investigating the scope of the contamination. Although the WDNR's investigation has not established the parties responsible for the contamination, the WDNR has indicated that it believes the Company is a source of the PCB contamination and that it expects the Company to participate in a cooperative cleanup effort. The Company has provided for preliminary investigation expenses and for a portion of source area remediation costs it is likely to agree to share with federal and state authorities. Although participation in a cooperative remediation effort for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action, which may be necessary with regard to such other sites. At December 31, 1999 and 1998, the Company had accrued $42.4 million and $43.3 million, respectively for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

Various lawsuits and claims, including those involving ordinary routine litigation incidental to its business, to which the Company is a party, are pending, or have been asserted, against the Company. Although the outcome of the various lawsuits and claims asserted or pending against the Company or its subsidiaries cannot be predicted with certainty, some may be disposed of unfavorably to the Company. Management has no reason to believe that the ultimate disposition of these pending legal issues will have a materially adverse effect on the future consolidated financial position or results of operations of the Company.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matter was submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


                 ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

The information under the captions "Financial Summary" and "Information Concerning Equity Securities" of the Company's Annual Report to Shareholders for year ended December 31, 1999 is incorporated herein by reference. As of a March 3, 2000, there were 671 holders of record of the Company's Class A common stock and 646 holders of the Class B common stock. There were no equity securities sold by the Company during the period covered by this report.

                         ITEM 6. SELECTED FINANCIAL DATA

The information under the caption "Selected Financial Data" of the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

Quantitative and qualitative information regarding the Company's exposure to market risk included under the caption "Management's Discussion and Analysis of Financial Condition - Quantitative and Qualitative Disclosures About Market Risk" and in Note 11 of the Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information on pages 2, 14 and 23 through 33, inclusive, and the information under the caption of "Quarterly Financial Data" on page 34 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

                    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


            ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information pertaining to directors under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report.

                         ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Appendix B - Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors - Director Compensation" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Appendix A - Share Ownership" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV


                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial statements, notes and reports on pages 23 through 33 of the Company's Annual Report to Shareholders for the year ended December 31, 1999:

                  - Statements of Consolidated Income for the years ended December 31, 1999, 1998 and 1997

                  - Statements of Consolidated Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                  -        Consolidated Balance Sheets as of December 31, 1999
                           and 1998

                  - Statements of Consolidated Cash Flows for the years ended December 31, 1999, 1998 and 1997

                  -        Notes to Consolidated Financial Statements

                  -        Management's Report

                  -        Independent Accountant's Report

         (2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      See Index to Exhibits.


(b) No Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

(c) The exhibits listed in the Index to Exhibits are filed herewith or are incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TECUMSEH PRODUCTS COMPANY



                                                      /s/ TODD W. HERRICK
                                                 By
                                                   -----------------------------
                                                      Todd W. Herrick
                                                      President and
                                                      Chief Executive Officer





Dated:    March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                               Date
    Signature                              Office                           of signing
    ---------                              ------                           ----------
/s/ KENNETH G. HERRICK

---------------------------           Chairman of the                     March 22, 2000
Kenneth G. Herrick                    Board of Directors

/s/ TODD W. HERRICK

---------------------------           President, Chief                    March 22, 2000
Todd W. Herrick                       Executive Officer
                                      (Principal Executive
                                      Officer) and Director
/s/ RALPH W. BABB, JR.

---------------------------           Director                            March 22, 2000
Ralph W. Babb, Jr.

/s/ PETER M. BANKS

---------------------------           Director                            March 22, 2000
Peter M. Banks

/s/ JON E. BARFIELD

---------------------------           Director                            March 22, 2000
Jon E. Barfield

/s/ JOHN H. FOSS

---------------------------           Vice President, Treasurer           March 22, 2000
John H. Foss                          and Chief Financial Officer
                                      (Principal Accounting
                                      and Principal Financial
                                      Officer) and Director
/s/ J. RUSSELL FOWLER

---------------------------           Director                            March 22, 2000
J. Russell Fowler

/s/ JOHN W. GELDER

---------------------------           Director                            March 22, 2000
John W. Gelder

/s/ STEPHEN L. HICKMAN

---------------------------           Director                            March 22, 2000
Stephen L. Hickman


                               Index to Exhibits

      Exhibit
      Number               Description
      ------               -----------
        3.1                The Company's Restated Articles of Incorporation as
                           in effect prior to April 22, 1992, filed as Exhibit
                           (3) to Annual Report on Form 10-K for the year ended
                           December  31, 1991, are incorporated herein by
                           reference.

        3.2                Certificate of Amendment to the Company's Restated
                           Articles of Incorporation adopted April 22, 1992, filed as Exhibit B-5 to Form 8 Amendment No. 1 dated
                           April 22, 1992 to Form 10 Registration Statement dated April 24, 1965, is incorporated herein by reference.


        3.3                Certificate of Amendment to the Company's Restated
                           Articles of Incorporation adopted April 27, 1994, filed as Exhibit (4)(c) to Quarterly report on Form
                           10-Q for the quarterly period ended March 31, 1994, is incorporated herein by reference.

        3.4 Company's Amended and Restated Bylaws as amended through October 22, 1997, filed as Exhibit (3) to
                           Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, are incorporated herein by reference.

        4 No instruments defining the rights of holders of long-term debt are being filed because no such instrument authorizes a total amount of securities which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The
                           Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

        10.1 Amended and Restated Class B Rights Agreement, filed as Exhibit 4 to Form 8 Amendment No. 1 dated April
                           22, 1992 to Form 8-A registering Common Stock
                           Purchase Rights dated January 23, 1991, is incorporated herein by reference.

        10.2               Amendment No. 1 to Amended and Restated Class B
                           Rights Agreement, filed as Exhibit 4 to Form 8
                           Amendment No. 2 dated October 2, 1992 to Form 8-A registering Common Stock Purchase Rights dated
                           January 23, 1991, is incorporated herein by reference.

        10.3               Amendment No. 2 to Amended and Restated Class B
                           Rights Agreement, filed as Exhibit 4 to Form 8-A/A
                           Amendment No. 3 dated June 22, 1993 to Form 8-A registering Common Stock Purchase Rights dated
                           January 23, 1991, is incorporated herein by reference.


      Exhibit
      Number               Description
      ------               -----------

        10.4               Third Amendment to Amended and Restated Class B
                           Rights Agreement, filed as Exhibit 4.2 to Current
                           Report on Form 8-K filed August 26, 1999, is incorporated herein by reference.

        10.5               Class A Rights Agreement, filed as Exhibit 4 to Form
                           8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, is incorporated herein by reference.

        10.6               Amendment No. 1 to Class A Rights Agreement, filed as
                           Exhibit 4 to Form 8 Amendment No. 1 dated October 2,
                           1992 to Form 8-A registering Class A Common Stock
                           Purchase Rights dated April 22, 1992, is incorporated herein by reference.

        10.7               Amendment No. 2 to Class A Rights Agreement, filed as
                           Exhibit 4 to Form 8-A/A Amendment No. 2 dated June
                           22, 1993 to Form 8-A registering Class A Common Stock
                           Purchase Rights dated April 22, 1992, is incorporated herein by reference.

        10.8               Third Amendment to Class A Rights Agreement, filed as
                           Exhibit 4.1 to Current Report on Form 8-K filed
                           August 26, 1999, is incorporated herein by reference.

        10.9 Description of Death Benefit Plan (management contract or compensatory plan or arrangement), filed as Exhibit (10)(f) to Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

        10.10              Management Incentive Plan, as amended through
                           November 22, 1995 (management contract or compensatory plan or arrangement), filed as Exhibit
                           (10)(h) to Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

        10.11              Third Amendment to Management Incentive Plan, adopted
                           January 22, 1997 (management contract or compensatory plan or arrangement), filed as Exhibit (10)(i) to Annual Report on Form 10-K for the year ended
                           December 31, 1996, is incorporated herein by reference.

        10.12 Fourth Amendment to Management Incentive Plan effective January 1, 2000 (management contract or compensatory plan or arrangement).




      Exhibit
      Number               Description
      ------               -----------
        10.13              Supplemental Executive Retirement Plan effective
                           January 1, 1995 (management contract or  compensatory
                           plan or arrangement), filed as Exhibit (10)(l) to
                           Annual Report on Form 10-K for the year ended
                           December 31, 1994, is incorporated herein by
                           reference.

        10.14              Outside Directors' Voluntary Deferred Compensation
                           Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement), filed as Exhibit (10)(k) to Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

        10.15              Voluntary Deferred Compensation Plan adopted November
                           25, 1998 (management contract or compensatory plan or arrangement), filed as Exhibit (10)(l) to Annual
                           Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

        10.16              First Amendment to Voluntary Deferred Compensation
                           Plan effective January 1, 2000 (management contract or compensatory plan or arrangement).

        13 Portions of Tecumseh Products Company Annual Report to Shareholders for the year ended December 31, 1999.


        21                 Subsidiaries of the Company.

        23                 Consent of Certified Public Accountants.


        27                 Financial Data Schedule.