Form 10-Q
period 2000-03-31
TECUMSEH PRODUCTS CO
filed 2000-05-15
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended March 31, 2000

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class of Stock             Outstanding at April 28, 2000
-------------------------------------------------------------------------------
         Class B Common Stock, $1.00 par value             5,470,146
         Class A Common Stock, $1.00 par value            13,906,938

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)

 (Dollars in millions)                                                     MARCH 31,             December 31,
                                                                              2000                   1999
=======================================================================================================================
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                 $   243.0              $  270.5
   Accounts receivable, trade, less allowance for doubtful
     accounts of $6.3 million in 2000 and $6.5 million in 1999                   333.1                 268.6
   Inventories                                                                   275.1                 266.3
   Deferred income taxes                                                          50.2                  44.2
   Other current assets                                                           26.1                  24.7
-----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                    927.5                 874.3
 PROPERTY, PLANT AND EQUIPMENT, at cost, net of
   accumulated depreciation of $569.8 million in 2000
   and $545.1 million in 1999                                                    458.3                 477.4
 EXCESS OF COST OVER ACQUIRED NET ASSETS                                          46.5                  48.2
 DEFERRED INCOME TAXES                                                            41.1                  39.2
 PREPAID PENSION EXPENSE                                                         104.8                  98.6
 OTHER ASSETS                                                                     14.3                  15.6
-----------------------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                                 $1,592.5              $1,553.3
=======================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable, trade                                                    $  138.6             $   120.0
   Income taxes payable                                                           11.2                   2.6
   Short-term borrowings                                                          12.2                   7.9
   Accrued liabilities                                                           153.8                 125.2
-----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                               315.8                 255.7
 LONG-TERM DEBT                                                                   14.6                  15.6
 OTHER POSTRETIREMENT BENEFIT LIABILITIES                                        188.1                 188.4
 PRODUCT WARRANTY AND SELF-INSURED RISKS                                          28.2                  28.8
 ACCRUAL FOR ENVIRONMENTAL MATTERS                                                35.3                  35.6
 PENSION LIABILITIES                                                              14.5                  15.0
-----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                       596.5                 539.1
-----------------------------------------------------------------------------------------------------------------------
 STOCKHOLDERS' EQUITY:
   Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,963,938 shares in 2000
     and 14,322,938 shares in 1999                                                14.0                  14.3
   Class B common stock, $1 par value; authorized 25,000,000
     shares; issued and outstanding 5,470,146 shares                               5.5                   5.5
   Retained earnings                                                           1,033.9               1,047.3
   Accumulated other comprehensive income                                        (57.4)                (52.9)
-----------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                              996.0               1,014.2
-----------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,592.5              $1,553.3
=======================================================================================================================


The accompanying notes are an integral part of these statements.         Page 2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited and subject to year end adjustments)


(Dollars in millions except per share amounts)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                            ------------------------
                                                                             2000               1999
==============================================================================================================
NET SALES                                                                   $476.2             $489.4
COSTS AND EXPENSE
      Cost of sales and operating expense                                    400.1              405.9
      Selling and administrative expense                                      30.9               31.6
      Nonrecurring charges (a)                                                33.5               --
--------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                              11.7               51.9

OTHER INCOME (EXPENSE)
      Interest expense                                                        (1.4)              (3.4)
      Interest income and other, net                                           6.9                9.8
      Nonrecurring gain (b)                                                   --                  8.6
--------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES ON INCOME                                                 17.2               66.9
      Taxes on income                                                          8.2               24.4
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $  9.0             $ 42.5
==============================================================================================================
BASIC AND DILUTED EARNINGS PER SHARE                                        $ 0.46             $ 2.05
-----------------------------------------------------------------------------------------------------------------------
Weighted Average Shares
      (In thousands of shares)                                              19,668             20,712
-----------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share                                           $ 0.32             $ 0.30
=======================================================================================================================


(a) First quarter 2000 operating results include nonrecurring charges of $33.5 million including $15.5 million in severance pay and termination benefit costs, $5.1 million in plant closing and exit costs, and $12.9 million in asset impairment charges. This net charge is equivalent to $23.3 million or $1.18 per share after taxes.

(b) First quarter 1999 operating results include a nonrecurring gain of $8.6 million from currency hedging. This gain is equivalent to $5.6 million or $.27 per share after taxes.




The accompanying notes are an integral part of these statements.         Page 3

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited and subject to year end adjustments)

(Dollars in millions)                                                                   Three Months Ended
                                                                                             March 31,
                                                                                     ------------------------
                                                                                      2000               1999
=======================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $     9.0          $    42.5
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                    19.3               17.9
      Nonrecurring charges                                                             33.5               --
      Accounts receivable                                                             (68.1)             (89.6)
      Inventories                                                                     (10.3)               0.5
      Payables and accrued expenses                                                    42.7               70.8
      Prepaid pension expense                                                          (6.3)              (4.4)
      Other                                                                           (10.7)              (7.6)
-----------------------------------------------------------------------------------------------------------------------
         Cash Provided By Operating Activities                                          9.1               30.1
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (14.9)             (15.7)
-----------------------------------------------------------------------------------------------------------------------
         Cash Used in Investing Activities                                            (14.9)             (15.7)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                       (6.2)              (6.2)
  Increase in borrowings, net                                                           3.7                4.2
  Repurchases of common stock                                                         (16.5)             (16.5)
-----------------------------------------------------------------------------------------------------------------------
         Cash Used in Financing Activities                                            (19.0)             (18.5)
-----------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (2.7)              (9.2)
-----------------------------------------------------------------------------------------------------------------------

Decrease in Cash and Cash Equivalents                                                 (27.5)             (13.3)

CASH AND CASH EQUIVALENTS:

         Beginning of period                                                          270.5              277.7
-----------------------------------------------------------------------------------------------------------------------
         End of period                                                              $ 243.0            $ 264.4
=======================================================================================================================



The accompanying notes are an integral part of these statements.         Page 4

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 1999 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 1999. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

      The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Ciulla, Smith & Dale, LLP, the Company's independent certified public accountants, as described in their report contained elsewhere herein.

2.    INVENTORIES consisted of:

         (Dollars in millions)                                          MARCH 31,        December 31,
                                                                          2000              1999
-----------------------------------------------------------------------------------------------------
         Raw material and work in process                                  $144.5              $151.7
         Finished goods                                                     112.6                96.1
         Supplies                                                            18.0                18.5
-----------------------------------------------------------------------------------------------------
         Total Inventories                                                 $275.1              $266.3
=====================================================================================================

3. NONRECURRING CHARGES - During the quarter ended March 31, 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million or $1.18 per share net of tax) related to the restructuring and realignment of its compressor manufacturing operations both domestically and internationally. The nonrecurring charges consist of the following items and activities:

=====================================================================================================
         (Dollars in millions)                                          Projected           After Tax
                                                                          Costs               Costs
                                                                       ----------           ---------
         RESTRUCTURING AND REALIGNMENT CHARGES:
            Closing and relocation of Somerset, KY facility:
                 Employee termination costs                               $   9.5             $   6.0
                 Plant closing and decommissioning costs                      5.1                 3.2
            Write-off, removal and storage of obsolete or
                 idle equipment                                               4.2                 2.6
            Indian work force reduction program                               6.0                 6.0
                                                                          -------            --------
                 Total restructuring and realignment charges              $  24.8             $  17.8
         ASSET IMPAIRMENT CHARGE                                              8.7                 5.5
                                                                          -------            --------
         TOTAL NONRECURRING CHARGES                                       $  33.5             $  23.3
=====================================================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


The Company plans to close its Somerset, Kentucky compressor manufacturing facility, and relocate production to other existing North American manufacturing facilities. Management estimates that the relocation will be completed and the plant effectively closed by the third quarter of 2001. The closing of the Somerset plant is expected to result in the elimination of approximately 895 employees, 810 of whom are collectively bargained, hourly paid employees and 85 of whom are salaried employees. The pretax $9.5 million employee termination costs include employee severance liabilities, additional group insurance costs, workers' compensation costs and pension benefits.

The $18.8 million domestic restructuring and realignment charges include approximately $6.2 million for non-cash items that are reflected as additional accumulated depreciation in the consolidated balance sheet. The remaining $12.6 million represent cash charges, which are recorded as a current accrued liability, and include approximately $2.9 million in hourly severance benefits that will be paid from pension plan assets. Certain cash items will be paid ratably from Company funds as production is phased out at Somerset. However, the majority of the cash expenditures are expected to be made in the first and second quarters of 2001.

The Company is planning to transfer production from the old Whirlpool facility in Faridabad, India to the Company's new state of the art compressor manufacturing facility in Ballabgarh. This move, along with productivity improvements at the Hyderabad plant, prompted the Company to record a first quarter 2000 charge of $6.0 million for a work force reduction program at these facilities. This charge is recorded as a current accrued liability, and no tax benefit has been recognized because it has been offset by a valuation allowance. The Company estimates that approximately 600 fewer employees, or 35% of the existing work force, will not be required at the new Ballabgarh facility. The exact amount and timing of the termination payments will be dependent upon a number of factors, including the successful ramp up of production and the actual number of employees required to operate the new facility. Through the first quarter of 2000, approximately $1.0 million had been expended under the program.

In addition to the above realignment, the Company has recorded an $8.7 million asset impairment charge to reduce the carrying amount of assets dedicated to the production of large reciprocating compressors used in the unitary air conditioning market. Because of significantly reduced demand for this product and high costs associated with its manufacture, the Company has estimated that future cash flows from this product line would not be sufficient to cover the carrying amount of the Company's assets dedicated to production of this unit. In the consolidated balance sheet the total charge is reflected as additional accumulated depreciation.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


4. The following table reports the Company's comprehensive income which is comprised of net earnings and net currency translation gains and losses:

      ========================================================================================================
      COMPREHENSIVE INCOME                                                          Three Months Ended
      (Dollars in millions)                                                               March 31,
                                                                              ------------------------------
                                                                                2000                   1999
                                                                              -------                -------
      Net Income                                                              $  9.0                 $ 42.5
      Other comprehensive income (expense):
           Foreign currency translation adjustments                             (4.5)                 (35.1)
      --------------------------------------------------------------------------------------------------------
      Total Comprehensive Income                                              $  4.5                 $  7.4
      ========================================================================================================

5. During the first quarter of 2000, the Company repurchased 359,000 shares of its Class A common stock at an approximate cost of $16.5 million. Existing authority permits the purchase of an additional 553,500 shares through the end of the year.

6. The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At the direction of the EPA, the Company and its independent environmental consultants conducted a remedial investigation and feasibility study. As a result of this study, the Company believes the most appropriate course of action is active remediation to the upper river near the Company's facility, and that only monitored natural armoring should be required in the middle river and the lower river and harbor. At March 31, 2000 and December 31, 1999, the Company had accrued $31.2 and $31.5 million, respectively for estimated costs associated with the cleanup of this site.

      In May 1999, the EPA issued a proposed remedial action plan ("PRAP") for the Sheboygan River and Harbor Superfund Site. The PRAP proposed remedial action in both the upper river and the harbor, at an estimated cost of approximately $66 million. In August 1999, the Company filed extensive comments in opposition to this proposal. The EPA has not yet issued a Record of Decision ("ROD") for the cleanup of the Sheboygan River and Harbor Site. The Company anticipates receiving a ROD in the second quarter of year 2000; however, the ultimate resolution of this matter will likely take much longer. In addition, the Wisconsin Department of Natural Resources ("WDNR"), as a Natural Resource Trustee, is investigating what additional requirements, if any, the state may have beyond those specified under the EPA plan.

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

      The Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site groundwater plume. Certain test procedures are underway to assess the extent of contamination and to develop remedial options for the site. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

      The WDNR and the Company's environmental engineers have been concurrently investigating PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin engine plant. The Company has cooperated to date with the WDNR in investigating the scope of the contamination. Although the WDNR's investigation has not established the parties responsible for the contamination, the WDNR has indicated that it believes the Company is a source of the PCB contamination and that it expects the Company to participate in a cooperative cleanup effort. The Company has provided for investigation expenses and for a portion of source area remediation costs that it is likely to agree to share with federal and state authorities. Although participation in a cooperative remediation effort for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

      In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At March 31, 2000 and December 31, 1999, the Company had accrued $41.9 million and $42.4 million, respectively for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


8. The Company has three reportable segments based on the similarity of products produced: Compressor Products, Engine & Power Train Products, and Pump Products. There has been no change since the prior year-end in the methods used to determine reportable segments or in measuring segment income. There has been no material change in total assets for each reportable segment (other than changes due to normal, cyclical business operations) since December 31, 1999. Revenues and operating income by segment for the periods indicated are as follows:

         BUSINESS SEGMENT DATA
                                                                                      Three Month Ended
         (Dollars in millions)                                                            March 31,
                                                                                   -----------------------------
                                                                                     2000                1999
         =======================================================================================================
         NET SALES:
             Compressor Products                                                    $247.1              $249.5
             Engine and Power Train Products                                         196.3               209.4
             Pump Products                                                            32.8                30.5
         -------------------------------------------------------------------------------------------------------
                    Total Net Sales                                                 $476.2              $489.4
         -------------------------------------------------------------------------------------------------------

         OPERATING INCOME:
             Compressor Products                                                   $  21.0             $  24.6
             Engine and Power Train Products                                          22.1                26.7
             Pump Products                                                             4.8                 3.0
             Corporate expenses                                                       (2.7)               (2.4)
             Nonrecurring charges                                                    (33.5)               --
         -------------------------------------------------------------------------------------------------------
                    Total Operating Income                                            11.7                51.9
         -------------------------------------------------------------------------------------------------------
             Interest expense                                                         (1.4)               (3.4)
             Interest income and other, net                                            6.9                 9.8
             Nonrecurring gain                                                        --                   8.6
         -------------------------------------------------------------------------------------------------------
         INCOME BEFORE TAXES ON INCOME                                              $ 17.2              $ 66.9
         =======================================================================================================

                         INDEPENDENT ACCOUNTANTS' REPORT



May 10, 2000

Tecumseh Products Company
Tecumseh, Michigan


       We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of March 31, 2000 and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




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


RESULTS OF OPERATIONS

      Consolidated sales in the first quarter of 2000 amounted to $476.2 million and were down somewhat from the $489.4 million sold in the first quarter of 1999 when demand for generator engines was at unusually high levels. Net income before nonrecurring items amounted to $32.3 million or $1.64 per share in comparison with 1999 first quarter net income of $36.9 million or $1.78 per share. Nonrecurring charges of $33.5 million ($23.3 million net of tax) had the effect of reducing 2000 reported earnings to $9.0 million or $.46 per share while nonrecurring credits in the first quarter of 1999 increased reported earnings to $42.5 million or $2.05 per share.

Compressor Products

      Compressor Products sales for the first quarter declined slightly from $249.5 million in 1999 to $247.1 million in 2000. Reduced sales from operations in North America, France and India were offset by increased domestic and export sales in the Brazilian operations. As a result of continuing intense price competition from Asian producers, the Company experienced significant decreases in sales of rotary compressors for use in room air conditioning applications. Also, reduced demand in the commercial refrigeration segment, in both North America and Europe, resulted in lower first quarter 2000 sales when compared to 1999. Manufacturing operations at our northern India plants were interrupted in February by a strike of the production workers. The Ballabgarh and Faridibad plants are still idle as of this date pending resolution of the strike issues. The Company is fulfilling Indian customer requirements from its plants elsewhere in the world.

      First quarter 2000 operating income for Compressor Products amounted to $21.0 million, compared to operating income of $24.6 million in the first quarter of 1999. The decline in earnings resulted primarily from lower unit volume and lower selling prices in North America in the room air conditioning market segment, and from the reduction of sales volume in the commercial refrigeration market.

      As anticipated, Tecumseh do Brasil showed substantial improvement during the quarter with a 23% sales growth and a 7% increase in earnings. Margins were lower than in the 1999 first quarter when the Brazilian currency devaluation temporarily benefited margins on export sales. During the first quarter of 2000, Brazilian operations contributed approximately 25% of compressor segment sales and 64% of compressor segment operating income.

Engine and Power Train Products

      As expected, first quarter Engine and Power Train Products sales and earnings were down from 1999 levels, largely because of reduced sales of engines used in portable power generation equipment. First quarter sales amounted to $196.3 million as compared to $209.4 million in 1999. Operating income of $22.1 million in the first quarter was down from the $26.7 million earned in the first quarter of 1999. Throughout 1999, sales and earnings were favorably impacted by unusually high sales of engines for portable generators resulting from consumers' concerns

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


over possible power disruptions after year-end. Now that this concern has been eased, generator engine sales have dropped precipitously. Due to high levels of generator inventories and temporarily reduced demand, it is likely that this depressed market will continue to overshadow sales of the Company's lawn and garden products for the balance of the year.

Pump Products

     The Company's pump manufacturing plants continued to show solid growth in sales and earnings during the first quarter of 2000. Sales increased 7.5% from $30.5 million in first quarter of 1999 to $32.8 million in first quarter of 2000. Pump Products operating income increased over 50% from $3.0 million in first quarter 1999 to $4.8 million in first quarter 2000. This growth is due primarily to the success of the Company's consumer water gardening products being marketed through large "do-it-yourself" retail chains. In addition, the Pump Products group enjoyed notable sales increases in the industrial and transportation market segments during the first quarter of 2000 compared to first quarter 1999 sales levels. The Company's pump manufacturing plants achieved an improved operating margin of 14.6% in the first quarter of 2000 compared to 10% in first quarter 1999 due to the increased sales volume and mix of products sold.

Nonrecurring Charges

     Management, in an effort to better meet changing customer requirements, reduce production costs and improve overall productivity and product quality, has undertaken a number of strategic initiatives designed to consolidate, streamline and realign production capabilities in its compressor manufacturing operations, both domestically and internationally. As a result of these initiatives, the Company has recorded nonrecurring charges of $33.5 million ($23.3 million or $1.18 per share net of tax) in the first quarter of 2000 as described in Note 3 to the financial statements.

Taxes on Income

     The effective income tax rate was 47.7% in the first quarter of 2000 compared to 36.5% in the first quarter of 1999. The higher effective rate in 2000 reflects a valuation allowance established for deferred tax assets recorded in the first quarter in India.

Outlook

     The fundamentals that the Company has experienced in the first quarter of 2000 appear likely to continue throughout the remainder of the year. In the engine and power train business, it is very likely that we will continue to experience lower sales and income due to considerable declines in sales of engines for generators as compared to the prior year. In the compressor business, we are also likely to experience continued difficult pricing and competitive scenarios in the room air conditioning market segment. We anticipate additional improvements in the Brazilian operations with sales continuing to grow as the result of new business and added capacity,

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


particularly later in the year. We still believe that full year earnings per share before nonrecurring items will equal or slightly exceed last year's full year performance. However, we foresee second quarter earnings per share down slightly from the second quarter of 1999.

LIQUIDITY, CAPITAL RESOURCES AND RISKS

      The Company continues to maintain a strong and liquid financial position. Working capital of $611.7 million at March 31, 2000 was down slightly from $618.6 million at the end of 1999, and the ratio of current assets to current liabilities was approximately 2.9. First quarter capital spending was $14.9 million. Total capital spending for 2000 should approximate $90 - $100 million of which the major portion will be spent on capacity expansion in Brazil.

      Working capital requirements, planned capital investment and stock repurchase expenditures for 2000 are expected to be financed primarily through internally generated funds; however, short-term borrowings and various financial instruments are utilized from time to time to hedge currency risk and finance foreign working capital requirements. The Company maintains a $100 million revolving credit facility that is available for general corporate purposes. The Company may also utilize long-term financing arrangements in connection with state investment incentive programs.

      The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide compressor operations. It is possible that additional production realignment and consolidation initiatives will take place that could have a material effect on the consolidated financial position and future results of operations of the Company.

      As part of a previously announced share repurchase program, the Company purchased 359,000 shares of Class A common stock during the first quarter of 2000 at an approximate cost of $16.5 million. Existing authority permits the repurchase of an additional 553,500 shares through the end of the year.

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

      The Company's European subsidiaries have identified their preferred options for the conversion of data and financial systems to make them euro currency compliant. Implementation plans have been developed, and the target for conversion has been set for first quarter 2001. The Company expects that all necessary actions will be taken to complete a timely conversion and to

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ensure uninterrupted operations to the extent possible. Costs incurred through the end of 1999 were stated in combination with amounts spent for the Year 2000 project. The Company expects that an additional $1.0 million will be spent during 2000 and 2001 to complete the conversion to euro compliant systems.

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

      At March 31, 2000 and December 31, 1999, the Company had accrued $41.9 million and $42.4 million, respectively for environmental remediation, including $31.2 and $31.5 million, respectively relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.


CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act that are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. Forward-looking statements can be identified by the use of terms such as "expects", "should", "may", "believes", "anticipates", "will", and other future tense and forward-looking terminology or by the fact that they appear under the caption "Outlook."

      Investors are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; iii) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; iv) economic trend factors such as housing starts; v) governmental regulations; vi) availability of materials; vii) actions of competitors; viii) the ultimate cost of resolving environmental matters; ix) the extent of any business disruption resulting from

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the conversion to the Euro; x) the Company's ability to profitably develop, manufacture and sell both new and existing products; xi) the extent of any business disruption that may result from the restructuring and realignment of the Company's compressor manufacturing operations and the ultimate cost of that initiative; and xii) political and economic uncertainties that could adversely affect anticipated sales and production increases in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.


                     PART I. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in the its Annual Report for year ended December 31, 1999 under the caption of "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first quarter of 2000.

      The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At March 31, 2000 and December 31, 1999, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $60.5 and $67.5 million, respectively.

      The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total notional values of commodity forwards outstanding at March 31, 2000 and December 31, 1999 were $28.1 and $39.5 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 26, 2000. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

      All of management's nominees for directors as listed in the proxy statement were elected with the following votes:

                                                               VOTES
             DIRECTOR                 VOTES FOR               WITHHELD
         -------------------          ----------              ----------
         Kenneth G. Herrick           4,636,138               222,003
         Todd W. Herrick              4,655,018               203,123
         John H. Foss                 4,653,438               204,703
         Ralph W. Babb, Jr.           4,834,168                23,973
         Peter M. Banks               4,834,168                23,973
         Jon E. Barfield              4,834,168                23,973
         J. Russell Fowler            4,833,128                25,013
         John W. Gelder               4,833,968                24,173
         Stephen L. Hickman           4,834,168                23,973


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit
       Number        Description
       ------        -----------


         3 The Company's Amended and Restated Bylaws as amended through April 26, 2000.


        27           Financial Data Schedule


(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECUMSEH PRODUCTS COMPANY
                                               (Registrant)



Dated:      May 15, 2000               BY:   /s/  JOHN H. FOSS
      ------------------------         ----------------------------------------
                                                  John H. Foss
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer

                                 Exhibit Index

Exhibit
Number              Description
------              -----------

  3 The Company's Amended and Restated Bylaws as amended through April 26, 2000.

 27                 Financial Data Schedule