Form 10-Q
period 2000-06-30
TECUMSEH PRODUCTS CO
filed 2000-08-11
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended June 30, 2000

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Stock                           Outstanding at July 26, 2000
--------------------------------------------------------------------------------
  Class B Common Stock, $1.00 par value                  5,470,146
  Class A Common Stock, $1.00 par value                 13,635,938

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)


 (Dollars in millions)                                                        JUNE 30,            December 31,
                                                                                2000                1999
==============================================================================================================
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  269.9              $  270.5
   Accounts receivable, trade, less allowance for doubtful
     accounts of $6.3 million in 2000 and $6.5 million in 1999                   308.6                 268.6
   Inventories                                                                   276.9                 266.3
   Deferred income taxes                                                          47.4                  44.2
   Other current assets                                                           21.2                  24.7
-------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                    924.0                 874.3
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
   accumulated depreciation of $581.9 million in 2000
   and $545.1 million in 1999                                                    453.4                 477.4
EXCESS OF COST OVER ACQUIRED NET ASSETS                                           48.7                  48.2
DEFERRED INCOME TAXES                                                             45.2                  39.2
PREPAID PENSION EXPENSE                                                          111.1                  98.6
OTHER ASSETS                                                                      14.3                  15.6
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $1,596.7              $1,553.3
==============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                                                    $  145.9              $  120.0
   Income taxes payable                                                           --                     2.6
   Short-term borrowings                                                           4.2                   7.9
   Accrued liabilities                                                           161.6                 125.2
--------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                               311.7                 255.7
LONG-TERM DEBT                                                                    14.7                  15.6
OTHER POSTRETIREMENT BENEFIT LIABILITIES                                         188.9                 188.4
PRODUCT WARRANTY AND SELF-INSURED RISKS                                           28.0                  28.8
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                 34.9                  35.6
PENSION LIABILITIES                                                               14.8                  15.0
--------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                       593.0                 539.1
--------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Class A common stock, $1 par value; authorized 75,000,000 shares;
     issued and outstanding 13,725,938 shares in 2000
     and 14,322,938 shares in 1999                                                13.7                  14.3
   Class B common stock, $1 par value; authorized 25,000,000
     shares; issued and outstanding 5,470,146 shares                               5.5                   5.5
   Retained earnings                                                           1,045.5               1,047.3
   Accumulated other comprehensive income                                        (61.0)                (52.9)
--------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                            1,003.7               1,014.2
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,596.7              $1,553.3
==============================================================================================================

The accompanying notes are an integral part of these statements.          Page 2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited and subject to year end adjustments)

(Dollars in millions except per share amounts)

                                                        Three Months Ended                Six Months Ended
                                                              June 30,                        June 30,
                                                        ------------------                ----------------
                                                        2000          1999                2000        1999
============================================================================================================
 NET SALES                                          $  466.4       $  503.6          $   942.6      $ 993.0

 COSTS AND EXPENSES
  Cost of sales and operating expense                  393.0          415.8              793.1        821.7
  Selling and administrative expense                    32.6           30.1               63.5         61.7
  Nonrecurring charges (a)                              --             --                 33.5         --
------------------------------------------------------------------------------------------------------------
 OPERATING INCOME                                       40.8           57.7               52.5        109.6

 OTHER INCOME (EXPENSE)
    Interest expense                                    (1.5)          (1.3)              (2.9)        (4.7)
    Interest income and other, net                       6.1            6.0               13.0         15.8
      Nonrecurring gain (b)                             --            --                 --             8.6
------------------------------------------------------------------------------------------------------------
 INCOME BEFORE TAXES ON INCOME                          45.4           62.4               62.6        129.3
    Taxes on income                                     16.9           22.8               25.1         47.2
------------------------------------------------------------------------------------------------------------
 NET INCOME                                         $   28.5       $   39.6          $    37.5      $  82.1
============================================================================================================
 BASIC AND DILUTED EARNINGS PER SHARE               $   1.47       $   1.95          $    1.92      $  4.00
============================================================================================================
Weighted Average Shares
     (In thousands of shares)                         19,327         20,359             19,471       20,535
============================================================================================================

Cash dividends declared per share                   $   0.32       $   0.30          $    0.64      $  0.60
============================================================================================================


(a) Nonrecurring charges of $33.5 million were recorded in the first quarter of 2000 and include $15.5 million in severance pay and termination benefit costs, $5.1 million in plant closing and exit costs, and $12.9 million in asset impairment charges. This net charge is equivalent to $23.3 million or $1.18 per share after taxes.

(b) A nonrecurring gain of $8.6 million from currency hedging was recorded in the first quarter of 1999. This gain is equivalent to $5.6 million or $.27 per share after taxes.


The accompanying notes are an integral part of these statements.          Page 3

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited and subject to year end adjustments)


                                                                                      Six Months Ended
(Dollars in millions)                                                                    June 30,
                                                                                      ----------------
                                                                                        2000   1999
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  37.5        $  82.1
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                    37.8           39.0
      Nonrecurring charges                                                             33.5           --
      Accounts receivable                                                             (44.1)         (68.9)
      Inventories                                                                     (13.2)          (1.7)
      Payables and accrued expenses                                                    47.5           75.0
      Prepaid pension expense                                                         (12.5)          (8.8)
      Other                                                                            (9.5)          (3.4)
------------------------------------------------------------------------------------------------------------
         Cash Provided By Operating Activities                                         77.0          113.3
------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (31.3)         (32.0)
------------------------------------------------------------------------------------------------------------
         Cash Used in Investing Activities                                            (31.3)         (32.0)
------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                      (12.4)         (12.3)
  Decrease in borrowings, net                                                          (4.2)          (2.4)
  Repurchases of common stock                                                         (27.5)         (35.2)
------------------------------------------------------------------------------------------------------------
         Cash Used in Financing Activities                                            (44.1)         (49.9)
------------------------------------------------------------------------------------------------------------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (2.2)         (11.3)
------------------------------------------------------------------------------------------------------------

 Increase (Decrease) in Cash and Cash Equivalents                                      (0.6)          20.1

 CASH AND CASH EQUIVALENTS:

         Beginning of period                                                          270.5          277.7

         End of period                                                              $ 269.9        $ 297.8
============================================================================================================

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

2.    INVENTORIES consisted of:

         (Dollars in millions)                                                          JUNE 30,    December 31,
                                                                                          2000         1999
-----------------------------------------------------------------------------------------------------------------
         Raw material and work in process                                                $134.1      $151.7
         Finished goods                                                                   124.8        96.1
         Supplies                                                                          18.0        18.5
-----------------------------------------------------------------------------------------------------------------
         Total Inventories                                                               $276.9      $266.3
=================================================================================================================

3. NONRECURRING CHARGES - During the quarter ended March 31, 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million or $1.18 per share net of tax) related to the restructuring and realignment of its compressor manufacturing operations both domestically and internationally. The nonrecurring charges consisted of the following items and activities:

=================================================================================================================
         (Dollars in millions)                                                        Projected         After Tax
         RESTRUCTURING AND REALIGNMENT CHARGES:                                         Costs             Costs
                                                                                      ---------         ---------
           Closing and relocation of Somerset, KY facility:
              Employee termination costs                                              $  9.5              $  6.0
              Plant closing and decommissioning costs                                    5.1                 3.2
           Write-off, removal and storage of obsolete or
              idle equipment                                                             4.2                 2.6
           Indian work force reduction program                                           6.0                 6.0
                                                                                      ---------         ---------
              Total restructuring and realignment charges                               24.8                17.8
         ASSET IMPAIRMENT CHARGE                                                         8.7                 5.5
                                                                                      ---------         ---------
         TOTAL NONRECURRING CHARGES                                                   $ 33.5              $ 23.3
=================================================================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

      The closing of the Somerset plant is expected to result in the elimination of approximately 895 hourly and salaried employees. As of June 30, 2000, no amounts have been charged against the accrual for employee termination costs, and no employees have been permanently separated. Additionally, no amounts have been charged against the accrual for plant closing and decommissioning costs. Management estimates that the relocation will be completed and the plant permanently closed by the third quarter of 2001.

      The transfer of production from an old Whirlpool facility in Faridabad, India to the Company's new facility in Ballabgarh is expected to eliminate approximately 600 employees. The exact amount and timing of the termination payments will be dependent upon a number of factors, including the successful ramp up of production and the actual number of employees required to operate the new facility. Through the second quarter of 2000, approximately $1.1 million had been expended under the program affecting 532 employees.

4. The following table reports the Company's comprehensive income which is comprised of net earnings and net currency translation gains and losses:

==========================================================================================================
         COMPREHENSIVE INCOME                                 Three Months Ended         Six Months Ended
         (Dollars in millions)                                     June 30,                  June 30,
                                                              --------------------------------------------
                                                                2000     1999             2000     1999
==========================================================================================================
         Net Income                                           $ 28.5   $ 39.6           $ 37.5   $ 82.1
         Other comprehensive expense:
           Foreign currency
              translation adjustments                           (3.6)    (5.0)            (8.1)   (40.1)
----------------------------------------------------------------------------------------------------------
         Comprehensive Income                                 $ 24.9   $ 34.6           $ 29.4   $ 42.0
==========================================================================================================


5. During the second quarter of 2000, the Company repurchased 238,000 shares of its Class A common stock at an approximate cost of $11.0 million. Existing authority permits the purchase of an additional 315,500 shares through the end of the year. For the six months ended June 30, 2000, the Company has repurchased approximately 597,000 shares at a cost of $27.5 million.

6. The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At the direction of the EPA, the Company and its independent environmental consultants conducted a remedial investigation and feasibility study. As a result of this study, the Company believes the most appropriate course of action is active remediation to the upper river near the Company's facility, and that only monitored natural armoring should be required in the middle river and the lower river and harbor. At June 30, 2000 and December 31, 1999, the Company had accrued $31.0 and $31.5 million, respectively for estimated costs associated with the cleanup of this site.

      In May 2000 the EPA issued its Record of Decision ("ROD") for the Sheboygan River and Harbor Superfund Site. The Company is one of several named potentially responsible parties

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

      in the proposed cleanup action. The EPA has estimated the cost of cleanup at $40.9 million. The cost to the Company could be more or less than that depending on a number of factors including the accuracy of EPA estimates, the results of further investigations required by the ROD, changes in technology, the extent of contributions by other PRPs, and other factors beyond the Company's control.

      The Company believes, that the EPA's remedy as specified in the ROD, goes well beyond what is environmentally protective and cost-effective for the site and largely ignores the results of the multimillion-dollar remedial investigation and feasibility study that the Company performed under EPA oversight. Additionally, the Wisconsin Department of Natural Resources ("WDNR"), as a Natural Resource Trustee, is investigating what additional requirements, if any, the state may have beyond those specified under the ROD. The ultimate costs to the Company for potential natural resource damage claims is currently not determinable and would be dependent upon factors beyond its control. These factors include the results of future investigations required by the ROD, potential changes to the remedial action requirements established by the EPA (in consultation with the WDNR), required cleanup standards, rapidly changing remediation technology, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final remediation, and/or natural resource damage claims, regarding the middle river and lower river and harbor portions of the Site.

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

      In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action, which may be necessary with regard to such other sites. At June 30, 2000 and December 31, 1999, the Company had accrued $41.6 million and $42.4 million, respectively for environmental remediation, including the amounts noted above relating to the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

      Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

8. The Company has three reportable segments based on the similarity of products produced: Compressor Products, Engine and Power Train Products, and Pump Products. There has been no change since the prior year-end in the methods used to determine reportable segments or in measuring segment income. There has been no material change in total assets for each reportable segment (other than changes due to normal, cyclical business operations) since December 31, 1999. Revenues and operating income by segment for the periods indicated are as follows:

   BUSINESS SEGMENT DATA

                                                                Three Months Ended          Six Months Ended
     (Dollars in millions)                                            June 30,                  June 30,
                                                                -------------------         -----------------
                                                                2000          1999           2000      1999
=============================================================================================================
     NET SALES:
       Compressor Products                                     $266.1       $281.1           $513.2   $530.6
       Engine and Power Train Products                          162.4        186.9            358.7    396.3
       Pump Products                                             37.9         35.6             70.7     66.1
-------------------------------------------------------------------------------------------------------------
         Total Net Sales                                       $466.4       $503.6           $942.6   $993.0
-------------------------------------------------------------------------------------------------------------
     OPERATING INCOME:
       Compressor Products                                     $ 27.3       $ 32.9           $ 48.3   $ 57.5
       Engine and Power Train Products                            9.2         21.7             31.3     48.4
       Pump Products                                              6.5          5.6             11.3      8.6
       Corporate and consolidating items                         (2.2)        (2.5)            (4.9)    (4.9)
       Nonrecurring items                                        --            --             (33.5)    --
-------------------------------------------------------------------------------------------------------------
         Total Operating Income                                  40.8         57.7             52.5    109.6
       Interest expense                                          (1.5)        (1.3)            (2.9)    (4.7)
       Interest income and other, net                             6.1          6.0             13.0     15.8
       Nonrecurring gain                                          --           --              --        8.6
-------------------------------------------------------------------------------------------------------------
     INCOME BEFORE TAXES ON INCOME                             $ 45.4       $ 62.4           $ 62.6   $129.3
=============================================================================================================

                         INDEPENDENT ACCOUNTANTS' REPORT



August 8, 2000

Tecumseh Products Company
Tecumseh, Michigan


       We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of June 30, 2000 and the related consolidated condensed statements of income and cash flows for the three months and six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


RESULTS OF OPERATIONS

         Consolidated sales for the second quarter of 2000 amounted to $466.4 million compared to sales of $503.6 million in the same quarter of 1999. Sales for the six months ended June 30, 2000 were $942.6 million compared to sales of $993.0 million in the first half of 1999. Net income for the second quarter of 2000 amounted to $28.5 million or $1.47 per share compared with net income of $39.6 million or $1.95 per share in the second quarter of 1999. Net income before nonrecurring items amounted to $60.8 million or $3.12 per share for the first half of 2000 compared to $76.5 million or $3.73 per share in the first half of 1999. Nonrecurring charges of $23.3 million, net of tax, had the effect of reducing reported earnings for the first half of 2000 to $37.5 million or $1.92 per share while nonrecurring gains in the first half of 1999 increased reported earnings to $82.1 million or $4.00 per share.

         These results were due primarily to lower sales and profits in the Company's two major business segments, Compressor Products and Engine and Power Train Products.

Compressor Products

         Second quarter 2000 Compressor sales declined $15.0 million or approximately 5% from the second quarter of 1999. Compressor sales in the six months ended June 30, 2000 declined $17.4 million or approximately 3% from the first six months of 1999. The impact of foreign currency translation in the three and six months ended June 30, 2000 was to reduce Compressor sales by approximately $6.5 million and $11.2 million respectively. Intense price competition, primarily from Asian producers, continued to negatively impact the room air conditioning market. Reduced commercial refrigeration demand, both in North America and Europe, also resulted in reduced sales. Results at the Company's Indian operations continued to be adversely impacted by the effects of a lengthy work stoppage and start-up costs associated with a new manufacturing plant.

         Compressor Products operating income for the second quarter of 2000 amounted to $27.3 million compared to $32.9 million in the second quarter of 1999. Operating income for the six months ended June 30, 2000 amounted to $48.3 million compared to $57.5 million in the first six months of 1999.

         The Company's Brazilian operations continued to show improvement. Sales in the second quarter of 2000 increased by 20% over second quarter 1999 sales. First half 2000 sales increased by 22% compared to 1999 first half results. Although margins were lower than in 1999 when the Brazilian currency devaluation temporarily benefited export sales, in the three and six month periods ended June 30, 2000, the Brazilian operations generated approximately 33% and 46% respectively, of the Compressor segment operating profit.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engine and Power Train Products

         Engine and Power Train Products sales amounted to $162.4 million in the second quarter of 2000 compared to $186.9 million in the second quarter of 1999. Sales in the first half of 2000 were $358.7 million compared to $396.3 million in the first half of 1999. Operating income declined to $9.2 million in the second quarter of 2000 from $21.7 million in the second quarter of 1999. Operating income in the six months ended June 30, 2000 declined to $31.3 million from $48.4 million in 1999.

         Both sales and profits were adversely impacted by a precipitous decline in sales of engines used in portable generators. These high margin products had been in unusually high demand in 1999 because of concerns relating to Y2K uncertainties.

Pump Products

         Sales and operating profits in the Pump Business both showed increases over 1999 levels. Sales in the second quarter of 2000 increased to $37.9 million from $35.6 million in 1999. Year-to-date sales amounted to $70.7 million in 2000 compared to $66.1 million the previous year. Operating income increased to $6.5 million in the quarter ended June 30, 2000 from $5.6 million in the same period of 1999. Operating income in the first half of 2000 increased by $2.7 million or 31% when compared to 1999.

         Improved consumer/retail demand for the Company's pump products and lower operating costs were primarily responsible for these improvements.

Nonrecurring Charges

         Management, in an effort to better meet changing customer requirements, reduce production costs and improve overall productivity and product quality, has undertaken a number of strategic initiatives designed to consolidate, streamline and realign production capabilities in its compressor manufacturing operations, both domestically and internationally.

         As a result of these initiatives, the Company recorded nonrecurring charges of $33.5 million ($23.3 million or $1.18 per share net of tax) in the first quarter of 2000 as described in Note 3 to the financial statements.

Taxes on Income

         The effective income tax rate was 37.2% in the second quarter of 2000 and 40.0% for the first half compared to 36.5% in the same periods of 1999. The higher effective rate in 2000 reflects a valuation allowance established for deferred tax assets recorded during the year in India.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

         Conditions in the Company's major business segments are not expected to improve for the balance of the year. Competitive pricing pressures and a worldwide excess production capacity will continue to impact the Compressor business, while selling prices are expected to remain soft. Brazilian sales are expected to continue to grow in the last half of the year, but cost pressures likely will cause year over year declines in margins. Adverse market conditions, particularly a weak generator market, will persist throughout the balance of the year in the Engine and Power Train Products segment. Third quarter 2000 earnings per share are expected to be considerably below those of the third quarter of 1999.


LIQUIDITY, CAPITAL RESOURCES AND RISKS

         The Company continues to maintain a strong and liquid financial position. Working capital of $612.3 million at June 30, 2000 was down slightly from $618.6 million at the end of 1999, and the ratio of current assets to current liabilities was approximately 3.0 to 1.0. First half capital spending was $31.3 million. Total capital spending for 2000 should approximate $80 - $90 million of which the major portion will be spent on capacity expansion in Brazil.

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

         The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide Compressor operations. It is possible that additional production realignment and consolidation initiatives will take place that could have a material effect on the consolidated financial position and future results of operations of the Company. In the Engine and Power Train operations, the Company is realigning existing manufacturing capacity and capabilities to address market-driven product demand and mix conditions. Additionally, efforts are underway to reduce manufacturing and overhead costs through aggressive cost cutting strategies, process improvements and facility utilization.

         As part of a previously announced share repurchase program, the Company purchased 597,000 shares of Class A common stock during the first half of 2000 at an approximate cost of $27.5 million. Existing authority permits the repurchase of an additional 315,500 shares through the end of the year.

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

         The Company's European subsidiaries have identified their preferred options for the conversion of data and financial systems to make them euro currency compliant. Implementation plans have been developed, and the target for conversion has been set for the first quarter of 2001. The Company expects that all necessary actions will be taken to complete a timely conversion and to ensure uninterrupted operations to the extent possible. Costs incurred through the end of 1999 were stated in combination with amounts spent for the Year 2000 project. The Company expects that an additional $1.0 million will be spent during 2000 and 2001 to complete the conversion to euro compliant systems.

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

         In May 2000 the EPA issued its Record of Decision ("ROD") for the Sheboygan River and Harbor Superfund Site. The Company is one of several named potentially responsible parties in the proposed cleanup action. The EPA has estimated the cost of cleanup at $40.9 million. The ultimate cost to the Company could be more or less than that depending on a number of factors including the accuracy of EPA estimates, changes in technology, the extent of contributions by other potentially responsible parties and other factors beyond the Company's control.

         At June 30, 2000 and December 31, 1999, the Company had accrued $41.6 million and $42.4 million, respectively for environmental remediation, including $31.0 and $31.5 million, respectively relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act that are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. Forward-looking statements can be identified by the use of terms such as "expects", "should", "may", "believes", "anticipates", "will", and other future tense and forward-looking terminology or by the fact that they appear under the caption "Outlook".

         Investors are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to: i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; iii) the extent to which the decline in demand for lawn and garden and utility engines and the unfavorable product mix in that segment of the Company's business will continue, and the success of the Company's ongoing efforts to bring costs in line with projected production levels and product mix; iv) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; v) economic trend factors such as housing starts; vi) governmental regulations;
vii) availability of materials; viii) actions of competitors; ix) the ultimate cost of resolving environmental matters; x) the extent of any business disruption resulting from the conversion to the euro; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's compressor manufacturing operations and the ultimate cost of that initiative; and xiii) political and economic uncertainties that could adversely affect anticipated sales and production increases in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.


                     PART I. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report for year ended December 31, 1999 under the caption of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


speculative purposes. There have been no changes in these policies or procedures during the current year.

         The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At June 30, 2000 and December 31, 1999, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $54.2 and $67.5 million, respectively.

         The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total notional values of commodity forwards outstanding at June 30, 2000 and December 31, 1999 were $25.4 and $39.5 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit
      Number             Description
      ------             -----------

        27               Financial Data Schedule

(b)   On June 23, 2000, the Company filed a report on Form 8-K reporting item 5, Other Events; a press release regarding second quarter 2000 earnings.

                 TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TECUMSEH PRODUCTS COMPANY
                                            -------------------------
                                                  (Registrant)



Dated:      August 11, 2000                 BY: /s/  JOHN H.FOSS
      --------------------------            ------------------------------------
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