Form 10-Q
period 2000-09-30
TECUMSEH PRODUCTS CO
filed 2000-11-14
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended September 30, 2000

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
         Yes [X]  No [  ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Stock                       Outstanding at November  13, 2000
--------------------------------------------------------------------------------
Class B Common Stock, $1.00 par value                      5,470,146
Class A Common Stock, $1.00 par value                     13,410,438

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)

(Dollars in millions)                                                       SEPTEMBER 30,         December 31,
                                                                                2000                 1999
===============================================================================================================
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  275.9              $  270.5
  Accounts receivable, trade, less allowance for doubtful
    accounts of $6.2 million in 2000 and $6.5 million in 1999                   251.2                 268.6
  Inventories                                                                   280.0                 266.3
  Deferred income taxes                                                          48.8                  44.2
  Other current assets                                                           20.5                  24.7
---------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                    876.4                 874.3
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation of $578.8 million in 2000
  and $545.1 million in 1999                                                    444.7                 477.4
EXCESS OF COST OVER ACQUIRED NET ASSETS                                          45.0                  48.2
DEFERRED INCOME TAXES                                                            50.6                  39.2
PREPAID PENSION EXPENSE                                                         117.4                  98.6
OTHER ASSETS                                                                     14.1                  15.6
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $1,548.2              $1,553.3
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                    $  118.4              $  120.0
  Income taxes payable                                                            5.3                   2.6
  Short-term borrowings                                                           5.3                   7.9
  Accrued liabilities                                                           150.9                 125.2
---------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                               279.9                 255.7
LONG-TERM DEBT                                                                   14.4                  15.6
OTHER POSTRETIREMENT BENEFIT LIABILITIES                                        189.6                 188.4
PRODUCT WARRANTY AND SELF-INSURED RISKS                                          26.4                  28.8
ACCRUAL FOR ENVIRONMENTAL MATTERS                                                34.6                  35.6
PENSION LIABILITIES                                                              13.7                  15.0
---------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                       558.6                 539.1
---------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Class A common stock, $1 par value; authorized 75,000,000 shares;
    issued and outstanding 13,449,838 shares in 2000 and 14,322,938
    shares in 1999                                                               13.5                  14.3
  Class B common stock, $1 par value; authorized 25,000,000
    shares; issued and outstanding 5,470,146 shares                               5.5                   5.5
  Retained earnings                                                           1,042.9               1,047.3
  Accumulated other comprehensive income                                        (72.3)                (52.9)
---------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                              989.6               1,014.2
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,548.2              $1,553.3
===============================================================================================================

The accompanying notes are an integral part of these statements.          Page 2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited and subject to year end adjustments)

(Dollars in millions except per share amounts)
                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                   ------------------------          -----------------------
                                                     2000            1999              2000           1999
============================================================================================================
NET SALES                                            $348.8         $407.8           $1,291.4      $1,400.8

COSTS AND EXPENSES
 Cost of sales and operating expense                  305.6          337.5             1098.7       1,159.2
 Selling and administrative expense                    27.1           27.5               90.6          89.2
 Nonrecurring charges (a)                              --             --                 33.5          --
------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                       16.1           42.8               68.6         152.4
OTHER INCOME (EXPENSE)
   Interest expense                                    (1.6)          (1.9)              (4.5)         (6.6)
   Interest income and other, net                       6.8            7.0               19.8          22.8
   Nonrecurring gain (b)                               --             --                 --             8.6
------------------------------------------------------------------------------------------------------------

INCOME BEFORE TAXES ON INCOME                          21.3           47.9               83.9         177.2
   Taxes on income                                      7.5           17.5               32.6          64.7
------------------------------------------------------------------------------------------------------------
NET INCOME                                           $ 13.8         $ 30.4           $   51.3      $  112.5
============================================================================================================
BASIC AND DILUTED EARNINGS PER SHARE                 $ 0.73         $ 1.51           $   2.65      $   5.51
============================================================================================================
Weighted Average Shares
   (In thousands of shares)                          19,052         20,125             19,330        20,400
============================================================================================================

Cash dividends declared per share                    $ 0.32         $ 0.30           $   .096      $   0.60
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

                                                                                         Nine Months Ended
 (Dollars in millions)                                                                      September 30,
                                                                                    ---------------------------
                                                                                      2000               1999
===============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                        $  51.3             $112.5
 Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization                                                    55.0               57.5
     Nonrecurring charges                                                             33.5               --
     Accounts receivable                                                               8.0              (27.7)
     Inventories                                                                     (21.0)              (7.9)
     Payables and accrued expenses                                                    24.0               39.0
     Prepaid pension expense                                                         (18.8)             (16.0)
     Deferred income taxes and other                                                 (15.1)              --
---------------------------------------------------------------------------------------------------------------
        Cash Provided By Operating Activities                                        116.9              157.4
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                (45.7)             (53.6)
---------------------------------------------------------------------------------------------------------------
        Cash Used in Investing Activities                                            (45.7)             (53.6)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                                      (18.5)             (18.3)
 Decrease in borrowings, net                                                          (2.8)              (7.2)
 Repurchases of common stock                                                         (38.1)             (46.4)
---------------------------------------------------------------------------------------------------------------
        Cash Used in Financing Activities                                            (59.4)             (71.9)
---------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (6.4)             (12.0)
---------------------------------------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents                                                  5.4               19.9

CASH AND CASH EQUIVALENTS:

        Beginning of period                                                          270.5              277.7
---------------------------------------------------------------------------------------------------------------
        End of period                                                              $ 275.9            $ 297.6
===============================================================================================================











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

2.    INVENTORIES consisted of:

         (Dollars in millions)                                                    SEPTEMBER 30,        December 31,
                                                                                      2000                1999
       -----------------------------------------------------------------------------------------------------------
         Raw material and work in process                                             $147.4              $151.7
         Finished goods                                                                114.0                96.1
         Supplies                                                                       18.6                18.5
       -----------------------------------------------------------------------------------------------------------
         Total Inventories                                                            $280.0              $266.3
       ===========================================================================================================

3. NONRECURRING CHARGES - During the quarter ended March 31, 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million or $1.18 per share net of tax) related to the restructuring and realignment of its compressor manufacturing operations both domestically and internationally. The nonrecurring charges consisted of the following items and activities:

       ===========================================================================================================
         (Dollars in millions)                                                        Projected         After Tax
         RESTRUCTURING AND REALIGNMENT CHARGES:                                         Costs             Costs
                                                                                      ---------         ---------
           Closing and relocation of Somerset, KY facility:
              Employee termination costs                                              $  9.5              $  6.0
              Plant closing and decommissioning costs                                    5.1                 3.2
           Write-off, removal and storage of obsolete or
              idle equipment                                                             4.2                 2.6
           Indian work force reduction program                                           6.0                 6.0
                                                                                      ---------         ---------
              Total restructuring and realignment charges                               24.8                17.8
         ASSET IMPAIRMENT CHARGE                                                         8.7                 5.5
                                                                                      ---------         ---------
         TOTAL NONRECURRING CHARGES                                                    $33.5               $23.3
       ===========================================================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

      The closing of the Somerset plant is expected to result in the elimination of approximately 895 hourly and salaried employees. As of September 30, 2000, $.5 million had been charged against the accrual for employee termination costs. Additionally, no amounts have been charged against the accrual for plant closing and decommissioning costs. Management estimates that the relocation will be completed and the plant permanently closed by the third quarter of 2001.

      The transfer of production from an old Whirlpool facility in Faridabad, India to the Company's new facility in Ballabgarh is expected to eliminate approximately 600 employees. The exact amount and timing of the termination payments will be dependent upon a number of factors, including the successful ramp up of production and the actual number of employees required to operate the new facility. Through the third quarter of 2000, approximately $3.8 million had been expended under the program affecting approximately 500 employees.

4. The following table reports the Company's comprehensive income which is comprised of net earnings, net currency translation gains and losses, and deferred gains and losses from hedging.

       ===========================================================================================================
         COMPREHENSIVE INCOME                                 Three Months Ended                 Nine Months Ended
         (Dollars in millions)                                    September 30,                     September 30,
                                                              ----------------------------------------------------
                                                                 2000           1999            2000          1999
       ===========================================================================================================
         Net Income                                           $  13.8        $  30.4        $   51.3       $ 112.5
         Other comprehensive expense:
           Foreign currency
              translation adjustments                            (9.6)          (4.1)          (17.7)       (44.2)
         Deferred loss from hedging                              (1.6)          --              (1.6)         --
       -----------------------------------------------------------------------------------------------------------
         Comprehensive Income                                 $   2.6        $  26.3        $   32.0      $  68.3
       ===========================================================================================================

5. During the third quarter of 2000, the Company repurchased 276,100 shares of its Class A common stock at an approximate cost of $10.6 million. Existing authority permits the purchase of an additional 39,400 shares through the end of the year. For the nine months ended September 30, 2000, the Company has repurchased 873,100 shares at a cost of $38.1 million.

6. The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At the direction of the EPA, the Company and its independent environmental consultants conducted a remedial investigation and feasibility study. As a result of this study, the Company believes the most appropriate course of action is active remediation to the upper river near the Company's facility, and that only monitored natural armoring should be required in the middle river and the lower river and harbor. At September 30, 2000 and December 31, 1999, the Company had accrued $30.7 and $31.5 million, respectively for estimated costs associated with the cleanup of this site.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

      In May 2000 the EPA issued its Record of Decision ("ROD") for the Sheboygan River and Harbor Superfund Site. The Company is one of several named PRPs in the proposed cleanup action. The EPA has estimated the cost of cleanup at $40.9 million. The cost to the Company could be more or less than that depending on a number of factors including the accuracy of EPA estimates, the results of further investigations required by the ROD, changes in technology, the extent of contributions by other PRPs, and other factors beyond the Company's control. The Company believes that the EPA's remedy, as specified in the ROD, goes well beyond what is environmentally protective and cost-effective for the site and largely ignores the results of the multimillion-dollar remedial investigation and feasibility study that the Company performed under EPA oversight.

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

      In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action, which may be necessary with regard to such other sites. At September 30, 2000 and December 31, 1999, the Company had accrued $41.3 million and $42.4 million,

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

      respectively for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

   BUSINESS SEGMENT DATA

                                                               Three Months Ended                  Nine Months Ended
     (Dollars in millions)                                        September 30,                       September 30,
                                                               -------------------                 -------------------
                                                               2000            1999                 2000         1999
   ===================================================================================================================
     NET SALES:
       Compressor Products                                    $207.0          $224.3             $  720.2     $  754.9
       Engine and Power Train Products                         116.6           157.4                475.3        553.7
       Pump Products                                            25.2            26.1                 95.9         92.2
   -------------------------------------------------------------------------------------------------------------------
         Total Net Sales                                      $348.8          $407.8             $1,291.4     $1,400.8
   -------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME:
       Compressor Products                                    $  9.4          $ 21.9             $   57.7     $   79.4
       Engine and Power Train Products                           5.6            20.6                 36.9         69.0
       Pump Products                                             3.0             3.0                 14.3         11.6
       Corporate and consolidating items                        (1.9)           (2.7)                (6.8)        (7.6)
       Nonrecurring items                                       --              --                  (33.5)         --
   -------------------------------------------------------------------------------------------------------------------

         Total Operating Income                                 16.1            42.8                 68.6        152.4
       Interest expense                                         (1.6)           (1.9)                (4.5)        (6.6)
       Interest income and other, net                            6.8             7.0                 19.8         22.8
       Nonrecurring gain                                         --              --                  --            8.6
   -------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE TAXES ON INCOME                            $ 21.3          $ 47.9             $   83.9     $  177.2
   ===================================================================================================================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

9. Effective July 1, 2000, the Company elected early adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). At September 30, 2000, the Company had unrealized losses of $1.6 million, net of tax, classified in accumulated other comprehensive income for its outstanding foreign currency cash flow hedge contracts. The Company expects to reclassify this amount to earnings during the next twelve months. For the three months ended September 30, 2000 the losses reported in other income (expense) related to the ineffective portion of the Company's outstanding foreign currency hedge contracts amounted to approximately $0.3 million, net of tax. The cumulative effect of the change in accounting principle from the adoption of SFAS No. 133 resulted in an insignificant impact on reported earnings and a $1.6 million loss reported as a component of other comprehensive income. No amounts were reclassified from other comprehensive income to earnings during the three-month period ended September 30, 2000.

                         INDEPENDENT ACCOUNTANTS' REPORT



November 9, 2000

Tecumseh Products Company
Tecumseh, Michigan


       We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of September 30, 2000 and the related consolidated condensed statements of income and cash flows for the three months and nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


RESULTS OF OPERATIONS

         Net income for the third quarter of 2000 amounted to $13.8 million or $0.73 per share compared with net income of $30.4 million or $1.51 per share in the third quarter of 1999. Net income before nonrecurring items amounted to $74.6 million or $3.86 per share for the first nine months of 2000 compared to $106.9 million or $5.24 per share in the same period of 1999. Nonrecurring charges of $33.5 million ($23.3 million net of tax) had the effect of reducing reported earnings for the first nine months of 2000 to $51.3 million or $2.65 per share while nonrecurring gains in the first nine months of 1999 increased reported earnings to $112.5 million or $5.51 per share. Consolidated sales for the third quarter of 2000 amounted to $348.8 million, compared to sales of $407.8 million in the third quarter of 1999. Sales for the nine months ended September 30, 2000 were $1,291.4 million compared to sales of $1,400.8 million in the first nine months of 1999.

         These lower 2000 results reflect reduced sales and earnings in the Company's two major business segments, Engine and Power Train Products and Compressor Products.

Compressor Products

         Third quarter 2000 Compressor sales declined to $207.0 million from $224.3 million in the third quarter of 1999. Compressor sales in the nine months ended September 30, 2000 declined to $720.2 million from $754.9 million in the first nine months of 1999. Compressor Products sales in both the three and nine month periods ended September 30, 2000 were adversely impacted by reduced demand as well as accelerating competition in the air conditioning markets. Intense price competition, primarily from Asian producers, continued to negatively impact the room air conditioning market. Additionally, the continued weakness of foreign currencies, particularly the EURO, had a negative impact on sales. In the three and nine months ended September 30, 2000, the impact of foreign currency translation adjustments reduced reported sales by $2.8 million and $14.0 million respectively.

         Compressor Products operating profit for the third quarter of 2000 amounted to $9.4 million compared to $21.9 million in the third quarter of 1999. Year-to-date operating income for the nine months ended September 30, 2000 and 1999 amounted to $57.7 million and $79.4 million respectively. Operating margins were adversely impacted by a number of factors including lower overall average selling prices, reduced fixed cost coverage as a result of lower production volumes and inefficiencies as well as increased spending resulting from the transfer of production from the Somerset plant to other production facilities.

         The Company's Brazilian operations continued to be the bright spot in worldwide compressor operations. Although operating margins were considerably lower than in 1999, the Brazilian operations contributed over 90% of the Compressor segment's operating profit in the third quarter of 2000, and approximately 54% of the segment's operating profits for the nine months ended September 30, 2000. Brazilian margins also were negatively impacted by the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

competitive worldwide pricing situation as well as upward pressure on manufacturing costs. In 1999, operating margins benefited from the favorable effects that the Brazilian currency devaluation had on export sales. Indian compressor operations continue to suffer from start-up costs associated with bringing a new manufacturing plant on line.

Engine and Power Train Products

         Engine and Power Train products sales in the third quarter of 2000 declined to $116.6 million from $157.4 million in the third quarter of 1999. Sales in the nine months ended September 30, 2000 amounted to $475.3 million compared to $553.7 million in the first nine months of 1999. Operating income for the three months ended September 30, 2000 amounted to $5.6 million compared to $20.6 million in the third quarter of 1999. For the nine months ended September 30, 2000, operating income was $36.9 million compared to $69.0 million in the first nine months of 1999.

         Both sales and profits in the Engine and Power Train business segment for the three and nine months ended September 30, 2000 were adversely impacted by significant reductions in engine demand for various utility applications, such as portable power generators, reduced snow thrower engine demand and lower than anticipated sales of lawn and garden engines and transmissions. An unfavorable product mix has resulted in lower than expected sales and profits from the higher margin utility engines. Approximately 80% of the third quarter 2000 decline in sales from 1999 related directly to engines for generators and snow throwers. Additionally, unit product costs were adversely impacted by reduced production and shipping levels. This reduced demand resulted in production imbalances and excess engine production capacity. 1999 results were favorably impacted by robust demand for higher margin utility engines used in portable electrical generators. The unusually high demand for these products resulted primarily from concerns relating to Y2K uncertainties.

Pump Products

         Sales in the third quarter of 2000 declined slightly to $25.2 million from $26.1 million in the third quarter of 1999. Pump business sales in the nine month period ended September 30, 2000 increased to $95.9 million compared to $92.2 million in 1999. Operating profit in both the third quarter of 2000 and 1999 amounted to $3.0 million. Year-to-date operating profit amounted to $14.3 million in 2000 compared to $11.6 million in 1999.

         During the third quarter of 2000, the Pump segment entered the residential wastewater collection, transfer and disposal market by acquiring the assets of Interon Corporation. This market, while currently in its infancy, is expected to grow rapidly as it provides an economical alternative to conventional gravity wastewater disposal systems. The acquisition of Interon assets did not have a material impact on reported results of operations, financial position, or cash flows during the third quarter.

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

Outlook

         Conditions in the Company's major business segments are not expected to improve for the balance of the year. Competitive pricing pressures and a worldwide excess production capacity will continue to impact the Compressor business, while selling prices are expected to remain soft. Brazilian sales are expected to remain strong, but cost pressures likely will cause year over year declines in margins. Adverse market conditions, particularly a weak generator market, will persist throughout the balance of the year in the Engine and Power Train Products segment. Fourth quarter 2000 sales and earnings per share are expected to be below those of the third quarter and significantly below those of fourth quarter 1999.


LIQUIDITY, CAPITAL RESOURCES AND RISKS

         The Company continues to maintain a strong and liquid financial position. Working capital of $596.5 million at September 30, 2000 was down slightly from $618.6 million at the end of 1999. The ratio of current assets to current liabilities was approximately 3.0 to 1.0. Capital spending in the first nine months of 2000 was $45.7 million. Total capital spending for 2000 should approximate $60 - $70 million of which the major portion will be spent on capacity expansion in Brazil.

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

         The Company intends to continue focusing its efforts on improving the profitability and competitiveness of its worldwide Compressor operations in connection with the planned phase-out of production at the Somerset Plant. The Company has begun the implementation of certain lean manufacturing initiatives at other production facilities which are expected to improve product quality, improve material through put, and result in reduced production costs. In the Engine and Power Train operations, the Company is realigning its existing manufacturing capacity and capabilities to address market-driven product demand and mix conditions. Additionally, efforts are underway to reduce manufacturing and overhead costs through aggressive cost cutting strategies, process improvements and facility utilization. It is possible that production realignment

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and consolidation initiatives in both the Compressor and Engine and Power Train Operations could take place which could have a material effect on the consolidated financial position and future results of operations of the Company.

         As part of a previously announced share repurchase program, the Company purchased 873,100 shares of Class A common stock during the first nine months of 2000 at an approximate cost of $38.1 million.

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

         In May 2000 the EPA issued its Record of Decision for the Sheboygan River and Harbor Superfund Site. The Company is one of several named potentially responsible parties in the proposed cleanup action. The EPA has estimated the cost of cleanup at $40.9 million. The ultimate cost to the Company could be more or less than that depending on a number of factors including the accuracy of EPA estimates, changes in technology, the extent of contributions by other potentially responsible parties and other factors beyond the Company's control.

         At September 30, 2000 and December 31, 1999, the Company had accrued $41.3 million

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and $42.4 million, respectively for environmental remediation, including $30.7 million and $31.5 million, respectively relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

Adoption of New Accounting Standard

      Effective July 1, 2000 the Company elected early adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). During the third quarter 2000, the Company reported a loss of $0.3 million, net of tax, as a component of other income (expense) relating to the ineffective portion of the Company's outstanding foreign currency hedge position. A $1.6 million loss was recorded as a component of other comprehensive income. This amount is expected to be reclassified to earnings over the next twelve months as the hedging instruments mature. The cumulative effect of the change in accounting principle resulting from the adoption of SFAS No. 133 had an immaterial effect on reported earnings. The Company does not believe that the provisions of SFAS No. 133 will have a material impact on future reported results of operations or financial position.

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

         Investors are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to: i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; iii) the extent to which the decline in demand for lawn and garden and utility engines and the unfavorable product mix in that segment of the Company's business will continue, and the success of the Company's ongoing efforts to bring costs in line with projected production levels and product mix; iv) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; v) economic trend factors such as housing starts; vi) governmental regulations;
vii) availability of materials; viii) actions of competitors; ix) the ultimate cost of resolving environmental matters; x) the extent of any business disruption resulting from the conversion to the Euro; xi) the Company's ability to profitably develop, manufacture and sell both

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations and the ultimate cost of those initiatives; and xiii) political and economic uncertainties that could adversely affect anticipated sales and production increases in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.


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

         The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At September 30, 2000 and December 31, 1999, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $46.4 and $67.5 million, respectively.

         The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total notional values of commodity forwards outstanding at September 30, 2000 and December 31, 1999 were $28.8 and $39.5 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit
         Number                  Description
         -------                 -----------
             27                  Financial Data Schedule

(b)      No reports on Form 8-K were filed during the quarter ended September
         30, 2000.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TECUMSEH PRODUCTS COMPANY
                                              -------------------------
                                                     (Registrant)



Dated: November 13, 2000                      BY:  /s/ JOHN H. FOSS
      ------------------------------             -------------------------------
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