Form 10-K405
period 2000-12-31
TECUMSEH PRODUCTS CO
filed 2001-03-14
CIK 96831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000         COMMISSION FILE NUMBER 0-452

                           TECUMSEH PRODUCTS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                    MICHIGAN                                           38-1093240
            (State of Incorporation)                      (I.R.S. Employer Identification No.)

            100 EAST PATTERSON STREET                                     49286
               TECUMSEH, MICHIGAN                                      (Zip Code)
    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (517) 423-8411

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
               -------------------                                ---------------------
                      None                                                None

          Securities Registered Pursuant to Section 12(b) of the Act:

                     Class B Common Stock, $1.00 par Value
                     Class A Common Stock, $1.00 par Value
                      Class B Common Stock Purchase Rights
                      Class A Common Stock Purchase Rights

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Registrant disclaims the existence of control and, accordingly, believes that as of March 1, 2001 all of the 5,453,486 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of March 1, 2001, held an aggregate of 2,279,108 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of March 1, 2001 (based on the closing price of $47.94 per share, as reported on the Nasdaq Stock Market on such date) of 3,174,738 shares then issued and outstanding held by non-affiliates was approximately $152,196,940.

     Numbers of shares outstanding of each of the Registrant's classes of Common Stock at March 1, 2001:

                Class B Common Stock, $1.00 Par Value: 5,453,846

               Class A Common Stock, $1.00 Par Value: 13,406,938

     Certain information in the definitive proxy statement to be used in connection with the Registrant's 2001 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof. The Index to Exhibits is located on page 47.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I
Item 1.   Business....................................................     1
          Executive Officers of the Registrant........................    10
Item 2.   Properties..................................................    10
Item 3.   Legal Proceedings...........................................    10
Item 4.   Submission of Matters to a Vote of Security Holders.........    11
PART II
Item 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.......................................    12
Item 6.   Selected Financial Data.....................................    13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    13
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    22
Item 8.   Financial Statements and Supplementary Data.................    24
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    44
PART III
Item 10.  Directors and Executive Officers of the Company.............    44
Item 11.  Executive Compensation......................................    44
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    44
Item 13.  Certain Relationships and Related Transactions..............    44
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    45
Signatures............................................................    46
Index to Exhibits.....................................................    47

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Tecumseh Products Company (the "Company") is a full line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. The Company believes it is one of the largest independent producers of hermetically sealed compressors in the world, as well as one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications. The Company also produces a variety of pump products with a wide range of applications. The Company's products are sold in countries all around the world.

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

FOREIGN OPERATIONS AND SALES

     In recent years, international sales and manufacturing have become increasingly important to the Company's business as a whole. In 2000, sales to customers outside the United States represented approximately 46% of total consolidated net sales. In addition to North American operations, compressor products are produced in Brazil, France and India, while engines are produced in Italy.

     Products sold outside the United States are manufactured at both U.S. and foreign plants. Tecumseh do Brasil, Ltda. ("Tecumseh do Brasil"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America, North America, Europe and the Middle East. The Brazilian operation represents a significant portion of the Company's compressor business. In 2000, total sales generated by Tecumseh do Brasil amounted to over 27% of total Compressor Products segment sales. Brazilian operating income amounted to approximately 66% of total Compressor Products segment operating income and approximately 36% of consolidated operating income for the year, exclusive of nonrecurring items.

     The Company's European compressor subsidiary, Tecumseh Europe, S.A. ("Tecumseh Europe"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia.

     The Company also has two manufacturing facilities in India which produce air conditioning and refrigeration compressors for the Indian appliance markets. During 2000, the Company closed its older refrigeration compressor plant and relocated operations to a new production facility in nearby Ballabgarh,

India. In connection with these actions, the Company recorded a $6.0 million charge to provide for the cost of a workforce reduction program.

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

     The Company's dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. The Company's foreign manufacturing operations are subject to other risks as well, including governmental expropriation, governmental regulations which may be disadvantageous to businesses owned by foreign nationals and instabilities in the workforce due to changing political and social conditions. These considerations are especially significant in the context of the Company's Brazilian operations given the importance of Tecumseh do Brasil's performance to the Company's total operating results.

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

     The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 2000, 1999 and 1998 appear under the caption "Business Segment Data" in Note 6 to the Consolidated Financial Statements which appear in Part II, Item 8, of this report, "Financial Statements and Supplementary Data." This information along with the written discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations" in this report should be read in conjunction with the business segment information presented in the following sections entitled: Compressor Products, Engine and Power Train Products and Pump Products.

COMPRESSOR PRODUCTS

     The Compressor Products segment is the Company's largest business segment. A compressor is a device that compresses a refrigerant gas. When the gas is later permitted to expand, it absorbs and transfers heat, producing a cooling effect, which forms the basis for a wide variety of refrigeration and air conditioning products. All of the compressors produced by the Company are hermetically sealed. The Company's current compressor line consists primarily of reciprocating and rotary designs with a limited number of scroll models.

  Product Line

     The Company manufactures and sells a variety of traditional, reciprocating piston compressors suitable for use in all four compressor market segments. This line of compressors range in size from approximately 12 horsepower models used in unitary air conditioning applications to small fractional horsepower models used in refrigerators, dehumidifiers and vending machines.

     Rotary compressors ranging from 5,000 to 18,000 BTU/hour are produced by the Company for room and mobile air conditioning applications. These compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating piston models.

     Scroll compressors generally offer improved energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial applications. The Company has a scroll compressor product line for the unitary air conditioning market and sold limited quantities of these compressors in 1999 and 2000.

     From 1994 to 1996, the Company invested approximately $55 million dollars in a scroll compressor manufacturing facility in Tecumseh, Michigan. In 1996, unacceptable field testing results led to the abandonment of that particular design. Since then, several new designs, intended to serve primarily commercial applications, have been under development and testing. Based on test results and customer demand for these products, the Company plans on offering only limited quantities of these compressors for sale in the coming year. No significant manufacturing or marketing efforts are expected in 2001.

     In 1998, the Company recorded a fourth quarter asset impairment charge of $45.0 million ($28.8 million or $1.35 per share net of tax) to reduce the carrying amount of assets dedicated to the production of scroll compressors to estimated fair market value. Based on the Company's expected manufacturing costs, existing market conditions and an anticipated lengthy introduction period, it was estimated that the future cash flows from the scroll product line would not be sufficient to cover the carrying amount of the Company's buildings, tooling, machinery and equipment dedicated to its production. The amount of the asset impairment charge represented the difference between the carrying value of the scroll compressor long-lived assets and the estimated fair value of those assets at that time, based on an independent appraisal.

  Manufacturing Operations

     Compressor Products manufactured in the Company's U.S. plants accounted for approximately 54% of 2000 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil, France and India. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply and the required raw materials and components are generally available in sufficient quantities.

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

     The Company has over 1,200 customers for compressor products, the majority of which are commercial customers. In 2000, the two largest customers for compressor products accounted for 7.8% and 4.1%, respectively, of total segment sales, or 4.3% and 2.3%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the Company does pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.

     In 2000, approximately 35% of the Compressor Products produced by the Company in its U.S. plants were exported to foreign countries. The Company exports to over 60 countries. Over three-quarters of these exported products were sold in the Far and Middle East.

  Competition

     All of the compressor market segments in which the Company operates are highly competitive. Participants compete on the basis of delivery, efficiency, noise level, price and reliability. The Company competes not only with other independent compressor producers but also with manufacturers of end products that have internal compressor manufacturing operations.

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

     Over the last several years there has been an industry trend toward the use of scroll compressors in the high efficiency segment of the unitary air conditioning market. Copeland Corporation and other compressor manufacturers have had scroll compressors as part of their product offerings for some time. Along with its own manufacturing capabilities, Copeland Corporation is also a member of the Alliance Scroll manufacturing joint venture with two major U.S. central air conditioning manufacturers, Lennox International Inc. and American Standard's Trane air conditioning division. Carrier Corporation, a subsidiary of United Technologies and a major original equipment manufacturer, has a joint venture to produce scroll compressors with Bristol Compressors, Inc.

     As discussed in the product line section, the Company offered a limited line of scroll compressor models for sale in 2000, and scroll compressors will be sold in limited quantities in 2001 through the Company's Cool Products aftermarket division. The Company continues to believe that the scroll compressor is important to maintaining a position in the unitary air conditioning and commercial refrigeration markets and it continues to pursue development of the scroll compressor in a manner that limits risk to the Company.

     In the domestic room air conditioning compressor market, the Company competes primarily with foreign companies, which export compressors to the United States but also have U.S. manufacturing capabilities. The Company also competes to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Rotorex, Inc., Sanyo Electric Trading Company, L.G. Electronics, Inc., Mitsubishi, Daikin, and others. The Company has increasingly struggled with price competition from foreign companies during the last two years. Downward pressure on prices, particularly in the room air conditioning market, has continued due to world over-capacity and a market flooded by cheap Asian products both in North America and in Europe.

     In the domestic markets for water coolers, dehumidifiers, vending machines, refrigerated display cases and other commercial refrigeration products, the Company competes primarily with compressor manufacturers from the Far East, Europe and South America, and to a lesser extent, the United States. Competitors include Matsushita Electric Industrial Corporation, Danfoss, Inc., Embraco, S.A., Copeland Corporation and others. In 2000, the Company's sales of commercial refrigeration products decreased approximately 4% compared to 1999 sales levels largely due to a decline in the demand for equipment used in the beverage marketing and vending segment.

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

     In light of the domestic competition and world over-capacity situation, the Company began in late 1999 to evaluate possible courses of action to consolidate North American compressor manufacturing capacity. The objective was to reduce the cost structure of the Company's domestically produced compressor models and improve the quality performance, thereby offering a more competitively priced product to our customers. As a result, the Company announced during the first quarter of 2000 its intent to close its Somerset, Kentucky compressor manufacturing facility and relocate production to other existing North American manufacturing facilities. The closing of this facility will result in the termination of approximately 895 employees, 810 of whom are collectively bargained, hourly employees and 85 of whom are salaried employees. In connection with this decision, an $18.8 million nonrecurring charge was recorded in the first quarter of 2000. This amount is comprised of $9.5 million in employee severance, group insurance, pension and workers' compensation costs. The balance of $9.3 million represents plant closure costs and the write-down of obsolete and non-usable equipment. Certain equipment and product lines have been or are in the process of being transferred to other facilities. All manufacturing operations at Somerset are scheduled to cease by March 31, 2001 with total plant decommissioning to be completed by August 31, 2001.

     In addition to the Somerset plant closing charge, the Company recorded an $8.7 million asset impairment charge to reduce the carrying amount of assets dedicated to the production of certain large reciprocating compressors used in the unitary air conditioning market. Because of the significantly reduced demand for this product and the high costs associated with its manufacture, the Company has determined that future estimated cash flows from this product line would not be sufficient to cover the carrying amount of the assets dedicated to the production of this unit. Accordingly, the difference between the carrying value of the assets and the estimated fair value of the assets based on an independent appraisal was recorded as an asset impairment charge.

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

     In 2000, Tecumseh Europe experienced a decline in sales from 1999 levels largely due to foreign currency translation losses combined with reduced demand and price competition in its domestic market. In response to competitive pressures, Tecumseh Europe is taking a more global approach to its manufacturing process by importing less expensive compressor kits and condensing units from the Company's Brazilian facility to be assembled in France and offered for sale in Europe, Asia and the Far East. Tecumseh Europe has also developed and implemented a number of cost-cutting initiatives and improvements in its marketing and customer service programs.

  Brazilian Operations

     Tecumseh do Brasil competes directly with Embraco, S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America. Historically, Tecumseh do Brasil has sold the major portion of its manufactured compressors in Latin America, North America, Europe and the Middle East. The devaluation of the Brazilian Real in early 1999 set the stage for Tecumseh do Brasil to better compete in foreign markets, resulting in approximately 61% of its 2000 and 70% of its 1999 production being exported. In spite of increased sales, operating margins came under some pressure in the second half of 2000 as the favorable effects of the 1999 Brazilian currency devaluation began to wane and upward pricing pressure on manufacturing costs began to appear.

  Indian Operations

     Tecumseh Products India, Ltd. has two compressor manufacturing facilities in India, which sell to regional markets. Major competitors include the Indian manufacturers Kirloskar Copeland Ltd., Carrier Aircon Ltd., Godrej, Videocon, BPL and others. Tecumseh Products India, Ltd. produces compressors for the air conditioning and refrigerator and freezer markets. In 2000, approximately 28% of its sales were made to a single customer, and the loss of this customer would have a significant impact on the results of operations of this facility, and to a lesser extent, on the consolidated results of the Company as a whole.

     During 2000, Tecumseh Products India, Ltd. began the process of closing its old refrigeration compressor plant and relocating manufacturing operations to its newly constructed plant in Ballabgarh, India. As a result of the move to the new facility, the Company estimated it would need approximately 600 fewer employees than at the older facility. Accordingly, the Company put in place a voluntary retirement program to facilitate the workforce reduction. A $6.0 million charge covering the estimated cost of this plan was recorded during the first quarter of 2000. At December 31, 2000, the targeted workforce reduction was substantially completed.

     The move to the new facility did not come without incident. As a consequence of the move and the workforce reduction plan, hourly employees at the older facility began a lengthy work stoppage which severely impacted operating results for the first half of the year. Additionally, plant start-up costs and expenses associated with the development of a new compressor line negatively affected operating results. Operating losses in India were approximately $5.0 million worse in 2000 than in 1999. However, fourth quarter results were in line with previous years, indicating improvement at the new plant.

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

  Regulatory Requirements

     Chlorofluorocarbon compounds ("CFCs"), the primary refrigerants used in household refrigerators and freezers and in commercial refrigeration equipment, have been identified as one of the leading factors causing depletion of the earth's ozone layer. Under a 1992 international agreement, production of CFCs in developed countries was phased out January 1, 1996. The Company began producing compressors using alternative refrigerants (approved by the U.S. government) for the commercial refrigeration market in late 1992 and for the refrigerator and freezer market during 1994. The Company believes that its rapid development of products using non-CFC refrigerant technology has improved its competitive position in these markets.

     Hydrochlorofluorocarbon compounds ("HCFCs") are used as a refrigerant in air conditioning systems. Under a 1992 international agreement, HCFCs will be banned from new equipment beginning in 2010. Some European countries began HCFC phase-outs as early as 1998, and a number of European countries have plans to eliminate the use of HCFCs during 2002. Within the last several years, the Company has approved and released a number of compressor models utilizing U.S. government approved hydrofluorocarbons, ("HFC") refrigerants, which are considered more environmentally safe than the preceding refrigeration compounds. HFCs are also currently under global scrutiny and subject to possible future restrictions.

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

     The U.S. National Appliance Energy Conservation Act of 1987 (the "NAECA") requires higher energy efficiency ratings on room air conditioners manufactured after October 1, 2000 and on household refrigerator/freezers manufactured after July 1, 2001. Proposed energy efficiency requirements for unitary air conditioners were published in the U.S. in January 2001 to be effective in the year 2006.

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

     In 1999, the Engine and Power Train Products Group enjoyed increased sales of engines for portable generator applications as a result of Year 2000 concerns, and increased sales of engines for snow throwers due to the heavy snowfall in certain areas of North America. In 2000, engine demand shifted toward a market heavily dependent on lower margin lawn and garden applications. As fears over Year 2000 uncertainties subsided, the demand for portable power generators almost completely disappeared. Additionally, excess purchases of engines and over-building of generators left significant quantities of inventory in the pipeline and on retail shelves. While there has been some recent evidence that these excess inventories are being worked off and that generator demand will return to more normal levels, it is highly unlikely that generator demand will return to 1999 levels. In addition to the precipitous decline in sales of engines for portable power generation, sales of engines for snow thrower applications, where the company has a significant share of the market, were down approximately 18% from 1999 levels.

     In 2000, the three largest (direct ship) customers for Engine and Power Train Products accounted for 25.9%, 22.0% and 15.8%, respectively, of segment sales, or 9.6%, 8.2% and 5.9%, respectively, of consolidated net sales. The engines provided to one of these customers are incorporated into end consumer products that are sold by Sears. Total sales to Sears and Sears affiliated suppliers in 2000 and 1999 amounted to 28.6% and 20.5%, respectively, of segment sales, or 10.6% and 8.3%, respectively, of consolidated net sales. Loss of any of this segment's three largest customers, and/or the loss of Sears as a retail distributor, would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole.

  Competition

     The Company believes it is the largest consolidated producer of engines and transmissions for the outdoor power equipment industry. However, it remains the second largest producer of small gasoline engines for lawn and garden applications in the world. The largest such producer, with a broader product range, is Briggs & Stratton Corporation. Other producers of small gasoline engines include Kohler Corporation, Toro Company and Honda Corporation, among others.

     Competition in the Company's engine business is based principally on price, service, product performance and features and brand recognition. As mass merchandisers have captured a larger portion of the sales of lawn and garden products in the United States, price competition and the ability to offer customized styling and feature choices have become even more important. The Company believes that it competes effectively on these bases.

  New Environmental Standards

     During 2000, the U.S. Environmental Protection Agency ("EPA") finalized Phase II emission standards for handheld small off-road engines which include the two-cycle engines produced by the Company. The Company already produces competitively priced engines that comply with the current EPA and California Air Resources Board ("CARB") Standards.

     Phase II emission standards also have been finalized for non-handheld four-cycle engines. Phase-in of the rules for non-handheld four-cycle engines will take place between the 2001 and 2006 model years. It is not possible at this time to determine the related costs of compliance with these standards, nor the impact on the competitive position of the Company.

     The state of California began enforcing the CARB Tier II Emission Standards effective January 1, 2000. A broad range of the Company's engines have been certified to comply with these emission standards. Several states are in the process of, or debating the merits of, adopting the CARB Tier II Emission Standards. It is not possible at this time to determine the effect of this change in regulatory requirements on the competitive position or consolidated results of the Company.

PUMP PRODUCTS

     The Company manufactures and sells submersible pumps, centrifugal pumps and related products through its two subsidiaries, Little Giant Pump Company ("Little Giant") and MP Pumps, Inc. ("MP Pumps"). Little Giant pumps are used in a broad range of commercial, industrial, and consumer products, including (1) heating, (2) ventilating and cooling, (3) parts washers, (4) machine tools, (5) evaporative coolers, (6) sump pumps, (7) statuary fountains, (8) water gardening and (9) waste management. Little Giant's products are sold worldwide to OEMs, distributors and mass retailers. Sales and marketing is executed through Little Giant's own sales management and through manufacturers' representatives under the "Little Giant" brand name.

     The pump industry is highly fragmented, with many relatively small producers competing for sales. Little Giant has been particularly successful in competing in the pump industry by targeting specific market niches where opportunities exist and then designing and marketing corresponding products. In the last three years, the "Little Giant" brand name has become more associated with consumer products due to the success of the subsidiary's water-gardening product line. However, the focus of this pump manufacturer has long been in the commercial and industrial market channels of the pump industry, and Little Giant is pursuing these markets through the development of complete pump systems utilizing larger pump models. In the third quarter of 2000, Little Giant entered the residential waste water collection, transfer, and disposal market by acquiring the assets of Interon Corporation. Sales into this market will be under the "Little Giant" and "Interon" brand names.

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

PATENTS, LICENSES AND TRADEMARKS

     The Company owns a substantial number of patents, licenses and trademarks and deems them to be important to certain lines of its business; however, the success of the Company's overall business is not considered primarily dependent on them. In the conduct of its business, the Company owns and uses a variety of registered trademarks, the most familiar of which is the trademark consisting of the word "Tecumseh" in combination with a Native American Indian head symbol.

RESEARCH AND DEVELOPMENT

     The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company spent approximately $28.1, $30.2 and $31.5 million during 2000, 1999, and 1998, respectively, on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

EMPLOYEES

     On December 31, 2000, the Company employed approximately 17,800 persons, 57% of which were employed in foreign locations. Approximately 3,500 of the U.S. employees were represented by labor unions, with no more than approximately 1,300 persons represented by the same union contract. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation; during 2000, the maximum number of persons employed was approximately 19,700 and the minimum was 17,500. Overall, the Company believes it generally has a good relationship with its employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company.

                                                                       PERIOD OF SERVICE
NAME AND AGE                        OFFICE OR POSITION HELD              AS AN OFFICER
------------                        -----------------------            -----------------
Kenneth G. Herrick, 79...  Chairman of the Board of Directors             Since 1966
Todd W. Herrick, 58......  President and Chief Executive Officer          Since 1974
John H. Foss, 58.........  Vice President, Treasurer, and Chief           Since 1979
                           Financial Officer
James E. Martinco, 55....  Group Vice President, Engine and Power         Since 1998
                             Train(1)

-------------------------

(1) Last five years of business experience -- Vice President, Engine and Power Train, Tecumseh Products Company 1996 to 1997; Vice President of Operations and Vice President/General Manager of Engine Products 1990 to 1996. (Employed with Tecumseh Products Company since 1976.)

ITEM 2. PROPERTIES

     The Company's headquarters are located in Tecumseh Michigan, approximately 50 miles southwest of Detroit. At December 31, 2000 the Company had 31 principal properties worldwide occupying approximately 8.7 million square feet with the majority, approximately 7.9 million square feet, devoted to manufacturing. Eleven facilities with approximately 3.4 million square feet were located in five countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's three principal business segments.

                                                       APPROXIMATE FLOOR
INDUSTRY SEGMENT                                      AREA IN SQUARE FEET
----------------                                      -------------------
Compressor Products................................        6,290,000
Engine and Power Train Products....................        1,928,000
Pump Products and Other............................          442,000

     Five domestic facilities, including land, building and certain machinery and equipment were financed and leased through industrial revenue bonds. All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At the direction of the EPA, the Company and its independent environmental consultants conducted a remedial investigation and feasibility study. As a result of this study, the Company believes the most appropriate course of action is active remediation to the upper river near the Company's facility, and that only monitored natural armoring should be required in the middle river and the lower river and harbor. At December 31, 2000 and 1999, the Company had accrued $30.3 and $31.5 million, respectively, for estimated costs associated with the cleanup of this site.

     In May 1999, the EPA issued a proposed remedial action plan ("PRAP") for the Sheboygan River and Harbor Site. The PRAP proposed remedial action in both the upper river and the harbor, at an estimated cost of approximately $66 million. In August 1999, the Company filed extensive comments in opposition to this proposal. In May 2000, the EPA issued a Record of Decision ("ROD") selecting the remedy for the Site. The selected remedy is similar to the proposed remedy, but the ROD reduces the estimated cost of sediment removal in the upper river and reduces the amount of sediment removal in the harbor, for a total estimated cost of approximately $41 million. Tecumseh continues to oppose many aspects of the remedy. Because EPA is planning to negotiate with Tecumseh and other PRPs concerning implementation of the ROD in two phases, with the first phase to begin in early 2001, the ultimate resolution of this matter is likely to take some time. In addition, the Wisconsin Department of Natural Resources ("WDNR") as a Natural Resource Trustee is investigating what additional requirements, if any, the state may have beyond those specified in the EPA plan. The Company is also continuing to explore whether a negotiated resolution of potential liability for natural resource damages would be in the best interest of the Company and its shareholders.

     The ultimate costs to the Company will be dependent upon factors beyond its control. These factors include the results of further investigations, the details of the remedial actions required by the EPA (in consultation with the WDNR), changes in remedial technologies, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final remediation, and/or natural resource damage claims, regarding the middle river and lower river and harbor portions of the Site.

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

     In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action, which may be necessary with regard to such other sites. At December 31, 2000 and 1999, the Company had accrued $40.1 million and $42.4 million, respectively for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS INFORMATION CONCERNING EQUITY SECURITIES

     The Company's Class A and Class B common stock trades on the Nasdaq Stock Market under the symbols TECUA and TECUB, respectively. Total shareholders of record as of March 1, 2001 were approximately 617 for Class A common stock and 594 for Class B common stock. There were no equity securities sold by the Company during the period covered by this report.

MARKET PRICE AND DIVIDEND INFORMATION

  Range of Common Stock Prices and Dividends for 2000

                                                            SALES PRICE
                                               -------------------------------------
                                                    CLASS A             CLASS B          CASH
                                               -----------------   -----------------   DIVIDENDS
QUARTER ENDED                                   HIGH       LOW      HIGH       LOW     DECLARED
-------------                                  -------   -------   -------   -------   ---------
March 31.....................................  $51.875   $40.313   $46.500   $38.875     $0.32
June 30......................................   49.125    38.000    46.125    40.188      0.32
September 30.................................   42.250    34.625    41.500    34.750      0.32
December 31..................................   47.438    35.375    44.625    34.500      0.32

  Range of Common Stock Prices and Dividends for 1999

                                                            SALES PRICE
                                               -------------------------------------
                                                    CLASS A             CLASS B          CASH
                                               -----------------   -----------------   DIVIDENDS
QUARTER ENDED                                   HIGH       LOW      HIGH       LOW     DECLARED
-------------                                  -------   -------   -------   -------   ---------
March 31.....................................  $51.500   $41.500   $48.000   $41.813     $0.30
June 30......................................   67.750    49.500    61.500    43.250      0.30
September 30.................................   66.875    48.625    59.750    45.000      0.30
December 31..................................   50.250    41.625    45.875    37.500      0.32

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of certain financial information of the Company.

                                                           YEARS ENDED DECEMBER 31
                                             ----------------------------------------------------
                                               2000       1999       1998       1997       1996
                                             --------   --------   --------   --------   --------
                                                 (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Net Sales..................................  $1,649.9   $1,814.3   $1,750.2   $1,728.3   $1,784.6
Cost of sales and operating expenses.......   1,411.4    1,507.4    1,492.8    1,478.7    1,517.8
Selling and administrative expenses........     118.3      117.6      115.8      104.4       98.5
Nonrecurring (gain) charges................      33.5       (5.5)      45.0         --        5.1
                                             --------   --------   --------   --------   --------
Operating Income...........................      86.7      194.8       96.6      145.2      163.2
Interest expense...........................      (6.7)      (7.9)      (6.9)      (6.3)      (6.4)
Interest income and other, net.............      27.9       28.1       27.8       21.9       20.2
Nonrecurring gain..........................        --        8.6         --         --         --
                                             --------   --------   --------   --------   --------
Income before taxes on income..............     107.9      223.6      117.5      160.8      177.0
Taxes on income............................      41.8       81.6       43.3       60.3       64.4
                                             --------   --------   --------   --------   --------
Net income.................................  $   66.1   $  142.0   $   74.2   $  100.5   $  112.6
                                             ========   ========   ========   ========   ========
Basic and diluted earnings per share.......  $   3.44   $   7.00   $   3.47   $   4.59   $   5.15
Cash dividends declared per share..........  $   1.28   $   1.22   $   1.20   $   1.20   $   1.68
Weighted average number of shares
  outstanding (in thousands)...............    19,218     20,277     21,366     21,879     21,881
Cash and cash equivalents..................  $  268.2   $  270.5   $  277.7   $  304.1   $  277.7
Working capital............................     602.4      618.6      605.9      554.8      549.7
Net property, plant and equipment..........     444.7      477.4      508.9      569.7      529.1
Total assets...............................   1,553.1    1,553.3    1,556.2    1,537.4    1,472.6
Long-term debt.............................      14.2       15.6       17.2       17.5       14.4
Stockholders' equity.......................     995.4    1,014.2      995.7    1,000.2      947.5
Capital expenditures.......................      64.0       73.0       64.4       90.6      115.2
Depreciation and amortization..............      71.2       72.4       74.6       71.1       64.6
Cost of common shares repurchased..........      39.6       57.7       49.0        1.9         --

     Nonrecurring charges and credits:

          During 2000 the Company recorded a $33.5 million charge ($23.3 million, net of tax) related to the realignment of its North American and Indian compressor manufacturing operations.

          The 1999 results included credits of $14.1 million ($9.0 million, net of tax) comprised of a $4.6 million gain on the curtailment of employee benefit plans at a closed plant, a $4.0 million gain on an insurance settlement, and an $8.6 million gain from currency hedging at the Company's Brazilian subsidiary. These gains were partially offset by charges for plant closing and environmental costs totaling $3.1 million.

          During 1998, the Company recorded a $45 million charge ($28.8 million, net of tax) for asset impairment.

          The 1996 results included a $5.1 million charge ($3.2 million, net of tax) for environmental and litigation costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS RELATING TO FORWARD LOOKING STATEMENTS

     The following report should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

     This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act and are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. Forward-looking statements can be identified by the use of terms such as "expects," "should," "may," "believes," "anticipates," "will," and other future tense and forward-looking terminology, or by the fact that they appear under the caption "outlook."

     Investors are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; iii) the extent to which the decline in demand for lawn and garden and utility engines and the unfavorable product mix in that segment of the Company's business will continue, and the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; iv) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; v) economic trend factors such as housing starts; vi) governmental regulations;
vii) availability of materials; viii) actions of competitors; ix) the ultimate cost of resolving environmental matters; x) the extent of any business disruption resulting from the conversion to the Euro; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations and the ultimate cost of those initiatives; and xiii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     Tecumseh Products Company is a full line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. The Company's products are sold in countries all around the world.

     Products are grouped into three principal industry segments: Compressor Products, Engine and Power Train Products, and Pump Products.

     Net sales in 2000 amounted to $1,649.9 million, a decrease of approximately 9% from 1999 net sales of $1,814.3 million. Net income for 2000 amounted to $66.1 million, or $3.44 per share compared to net income of $142.0 million, or $7.00 per share in 1999. The earnings results from 2000 include nonrecurring charges totaling $33.5 million ($23.3 million or $1.21 per share net of taxes), while 1999 results included nonrecurring credits of $14.1 million ($9.0 million or $.44 per share). Exclusive of nonrecurring items, net income of $89.4 million ($4.65 per share) in 2000 was approximately 33% lower than net income of $133.0 million ($6.56 per share) in 1999. The lower 2000 results can be attributed to reduced sales and profits in the Company's two major business segments, Compressor Products and Engine and Power Train Products.

RESULTS OF OPERATIONS

  Compressor Products

  2000 VS. 1999

     Worldwide Compressor Products sales amounted to $919.8 million in 2000 compared to $967.0 million in 1999, a decrease of $47.2 million or 4.9%. Compressor Products sales in North America were adversely impacted in 2000 by both reduced demand and accelerating competition in the air conditioning markets. Intense price competition, primarily from Asian producers, continued to negatively impact the room air conditioning market. Additionally, some of the Company's customers purchased finished room air conditioning products from Asia, thereby shrinking the available market. Sales in India were down from 1999 levels primarily as a result of the effects of a lengthy work stoppage and the difficulties relating to the ramp up of a new production facility. Brazilian results continued to show improvement, although not enough to offset the decreases in North America and India. Brazilian sales increased approximately 20% from 1999 levels reflecting a strengthening local economy and increased export sales, primarily to Europe.

     Compressor Group operating income, exclusive of nonrecurring items, declined from $91.5 million in 1999 to $65.7 million in 2000. North American results were severely impacted by the loss of volume and continuing erosion of selling prices in the air conditioning markets. Additionally, North American results were adversely affected by reduced fixed cost absorption as a result of lower production volumes and inefficiencies resulting from the transfer of production from the Somerset plant to other production facilities. As a result of the lengthy work stoppage and operating inefficiencies at the new compressor plant, Indian operating income decreased by approximately $5.0 million from 1999 levels. Results from the Brazilian operations continued to contribute the majority of the Compressor Group's operating income. Approximately 66% of the Group's total operating income in 2000 was contributed by the Brazilian operations. Although Brazilian operating income increased by approximately $2.0 million from 1999 levels, margins were under pressure in spite of sales growth. This impact was an expected phenomenon that commenced in the second half of 2000 as the favorable effect of the 1999 Brazilian currency devaluation subsided and upward pressure was placed on manufacturing costs.

  1999 VS. 1998

     Compressor Products sales declined 7.7% to $967.0 million in 1999 from 1998 sales of $1,048.1 million. Approximately half of this decline was attributable to the translation of sales at lower foreign currency values, primarily the Brazilian Real. The other primary factor leading to the decline in sales was the continued downward pressure on prices brought about by a market flooded with cheap Asian products both in North America and in Europe. Declines in sales of compressors for the commercial refrigeration market were significant in North America and Europe.

     In spite of lower sales, operating income for the Compressor Products Group, exclusive of nonrecurring items, increased 11% to $91.5 million in 1999 from $82.2 million in 1998. Operating margins improved from 7.8% in 1998 to 9.5% in 1999. This improvement was largely driven by Tecumseh do Brasil, which benefited from increased profit margins resulting from continued cost cutting efforts and the January 1999 devaluation of the Brazilian Real. As a result of the devaluation, margins on the Brazilian operation's U.S. dollar denominated export sales, which accounted for approximately 70% of the unit's 1999 sales, increased significantly when compared to the pre-devaluation results of 1998. Brazilian operating income nearly doubled in 1999 compared to 1998 and more than offset weakness in the European and North American compressor businesses. Indian operations showed improved sales volume in 1999. However, because of competitive pricing pressures in the refrigerator compressor market, and a relatively high level of manufacturing expenses, the Indian operations remained unprofitable.

  Engine and Power Train Products

  2000 VS. 1999

     Both sales and operating income were significantly reduced in 2000 from 1999's record levels. Sales amounted to $612.8 million in 2000 compared to $734.3 million in 1999. The primary reason behind this reduction was the significant reduction in the sale of medium frame engines used in applications such as portable power generators and snow throwers. The portable power generator business, which was abnormally high in 1999, nearly disappeared in 2000 as the Year 2000 date change fears subsided. As a result, the 2000 sales mix was heavily weighted toward lower priced, low margin lawn and garden applications.

     Because of the significant decrease in medium frame utility engines and poor product mix, operating income of the Engine and Power Train Group decreased to $45.9 million in 2000 from 1999's record of $93.1 million. The loss of utility engine business and heavy dependence on lawn and garden applications resulted in an excess production capacity situation as well as production imbalances and inefficiencies which negatively impacted profit margins.

  1999 VS. 1998

     The Engine and Power Train Products Group achieved record results in 1999. Annual sales increased 24% from $592.2 million in 1998 to $734.3 million in 1999. This increase was due primarily to large gains in the sales of medium frame engines for snow throwers and generators. Unit shipments of snow thrower engines increased approximately 80% in 1999 from 1998 levels. Engine demand for electrical power generators was particularly strong, driven not only by normal increases in demand, but also by concerns over the potential year 2000 power situation. Also contributing to this improvement were the combined results of the Italian manufacturing facility and the U.S. transmission production facility, both of which achieved record shipping levels during the year.

     Operating income grew 63% to $93.1 million in 1999 from $57.2 million in 1998. Group operating profit margins increased from 9.7% in 1998 to 12.7% in 1999, due in large part to the increased production of medium frame engines with greater profit margins.

PUMP PRODUCTS

     Pump Products sales in 2000 amounted to $117.3 million compared to $113.0 million in 1999, an increase of 4%. In 1999, this segment experienced a 3% increase in sales over 1998 sales of $109.9 million. Increased penetration in water gardening markets and increased industrial sales have been largely responsible for this growth. Pump Products operating margins amounted to 14.9% in 2000 compared to 12.5% in 1999. In 2000, operating income of $17.5 million increased 24% from 1999 operating income of $14.1 million. This improvement was due to increased industrial pump contribution margins and reduced expenditures in 2000 for marketing and promotion of the water gardening product line. Operating income in 1999 increased 23% over the 1998 operating income of $11.5 million primarily due to the increased market for water gardening products.

     During the third quarter of 2000, the Pump segment entered the residential wastewater collection, transfer and disposal market by acquiring the assets of Interon Corporation. This market, while currently in its infancy, is expected to grow rapidly as it provides an economical alternative to conventional gravity wastewater disposal systems. The acquisition of Interon assets did not have a material impact on reported results of operations, financial position or cash flows for the year.

NONRECURRING ITEMS

     In early 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million or $1.21 per share, net of tax) related to the restructuring and realignment of its domestic and international compressor manufacturing operations. These amounts included approximately $15.5 million ($12.0 million, net of tax) in severance pay and future benefit costs relating to the announced realignment and manpower reductions in the Company's North American and Indian manufacturing operations, $3.2 million ($2.0 million, net of tax) in plant closing and exit costs, and $14.8 million ($9.3 million, net of tax) in asset impairment charges for idled, unusable and/or underutilized equipment. For further information on these restructuring actions, see "Restructuring Actions" below as well as Item 1, "Business--Compressor Products."

     In 1999, the Company recorded nonrecurring credits amounting to $14.1 million ($9.0 million or $0.44 per share net of tax). An $8.6 million ($5.6 million or $.27 per share net of tax) nonrecurring gain resulting from currency hedging at the Brazilian subsidiary was recorded in the first quarter. A fourth quarter net credit of $5.5 million ($3.4 million or $.17 per share after tax) was comprised of a $4.6 million gain on the curtailment of employee benefit plans at the Company's now closed Acklin Stamping Plant, a gain of $4.0 million resulting from the settlement of insurance claims and a charge for plant closing and environmental costs amounting to $3.1 million.

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

INTEREST INCOME AND INCOME TAX

     Interest income and other, net amounted to $27.9 million, $28.1 million and $27.8 million in 2000, 1999 and 1998, respectively. The Company's effective income tax rate in 2000 was 38.7% compared to 36.5% in 1999 and 36.9% in 1998. The higher effective tax rate in 2000 was due primarily to the inability to recognize a tax benefit on Indian operating losses. The lower effective tax rate in 1999 when compared to 1998 resulted primarily from increased tax benefits arising from the Company's Foreign Sales Corporation (FSC).

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been net cash provided by operations. For the year ended 2000, operating activities generated cash flows of $134.0 million, compared to $163.3 million in 1999. This decrease results primarily from reduced operating results partially offset by lower working capital requirements.

     Capital expenditures for 2000 amounted to $64.0 million compared to $73.0 million in 1999. Approximately $30.0 million was spent on capacity expansion, primarily in the Brazilian and French compressor facilities along with expenditures to complete the compressor plant in Ballabgarh, India. Approximately $18.0 million was spent on facilities upgrading and capacity expansion in the Company's engine manufacturing plants. The balance of approximately $16 million was spent primarily on facility improvement, consolidation and upgrades in the North American Compressor Operations.

     Net cash used by financing activities amounted to $66.3 million in 2000 compared to $85.2 million in 1999. During 2000 the Company repurchased 912,500 shares of its Class A common stock for $39.6 million and paid dividends on its common stock amounting to $24.5 million. Net repayments of long-term debt amounted to $2.2 million. In 1999, the Company repurchased 1,087,500 shares of Class A stock at a cost of $57.7 million and paid out dividends totaling $24.7 million. Debt repayments amounted to $2.8 million.

     The Company continued to preserve its strong liquid financial position by maintaining a cash and cash equivalent balance of $268.2 million at December 31, 2000, compared to $270.5 million at the end of 1999. Working capital was $602.4 million at December 31, 2000 compared to $618.6 million at December 31, 1999. The ratio of current assets to current liabilities was 3.2 in 2000 and 3.4 in 1999.

RESTRUCTURING ACTIONS

     As discussed above, during the first quarter of 2000, the Company recorded $33.5 million in non-recurring charges ($23.3 million net of tax) related to the restructuring and realignment of its compressor manufacturing operations, both domestically and internationally. The charges consisted primarily of plant closing costs including employee termination liabilities, plant decommissioning expenses, the write-off, removal, and storage of obsolete equipment, a workforce reduction charge at the Indian compressor operations, and an asset impairment charge. Included in the $33.5 million charge were cash items of approximately $15.8 million which will be paid from Company funds, and $2.9 million which will be paid from pension plan assets. The balance of $14.8 million was comprised of non-cash items, principally the write down or impairment of long-lived assets. Through December 31, 2000, approximately $4.8 million had been expended on the cash items. The Company anticipates the balance will be paid out in 2001 and 2002.

PROJECTED CASH REQUIREMENTS

     On January 25, 2001, the Company announced its intention to repurchase up to 1.5 million shares of its Class A and Class B common stock in any combination. Purchases are to be made from time to time in the open market through June 30, 2002. This was the fourth stock repurchase program initiated by the Company since November 1997. Through February 28, 2001, 16,300 Class B shares and 3,500 Class A shares were repurchased under the new authorization.

     Capital expenditures for 2001 are projected to be approximately $75.0 million. Approximately half of the budgeted capital spending is planned for foreign operations, including further capacity enhancements in the Brazilian compressor operations. Of the total planned spending, approximately 50% is budgeted for routine facilities improvement and upgrading, while approximately 35%-40% is planned for capacity expansion and new product development.

     Working capital requirements, planned capital investment, capacity consolidation, restructuring costs and stock repurchase costs for 2001 are expected to be financed primarily through internally available funds, supplemented, if necessary, by borrowings and other sources of external financing.

LONG-TERM LIQUIDITY

     The Company anticipates that it will be able to continue to fund its long-term liquidity requirements, including capital expenditures and working capital needs, from internally generated funds, supplemented by borrowings and other financing arrangements as required. The Company maintains a $100 million revolving credit facility which is available for general corporate purposes. Other available financing sources include long-term financing arrangements in connection with state sponsored investment incentive programs, short-term borrowing and various other forms of financial instruments to finance foreign working capital requirements and hedge exposure to foreign currency exchange risks.

     The Company regularly considers various strategic business opportunities including acquisitions. Tecumseh evaluates such potential acquisitions on the basis of their ability to enhance the Company's existing products, operations, or capabilities, as well as provide access to new products, markets and customers. Although no assurances can be given that any acquisition will be consummated, the Company may finance such acquisitions through a number of sources including internally available cash resources, new debt financing, the issuance of equity securities or any combination of the above.

INTERNATIONAL OPERATIONS

     As of December 31, 2000 approximately 41% of the Company's consolidated net sales and 28% of the Company's total assets were outside of North America, primarily in Brazil, France, Italy and India. Additionally, during 2000 the Company's North American Compressor Group imported approximately $62.0 million of compressors and components from the Company's Brazilian subsidiary for sale in North America and for re-export. Management believes that international operations have been, and will continue to be, a significant benefit to overall Company performance. However, the Company's international operations are subject to a number of risks inherent with operating abroad, including, but not limited to, world economic conditions, political instability and currency rate fluctuations. There can be no assurance that these risks will not have a material adverse impact on the Company's foreign or consolidated net sales, or on its results of operations or financial condition. For further information, see Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" and "Euro Conversion" below.

EURO CONVERSION

     On January 1, 1999, certain member nations of the European Economic and Monetary Union (EMU) entered into a three-year transition phase during which a common currency called the "Euro" is being introduced in the participating countries. Initially, this new currency is being used for financial transactions, and it will progressively replace the old national currencies that will be withdrawn by July 2002. The transition to the Euro currency will involve changing all currency denominated contracts, budgetary records and financial reporting systems, as well as the simultaneous handling of dual currencies and the conversion of historical data. Some concern and uncertainty still exists regarding the effects that the conversion to the Euro may have on the marketplace. However, as the mandatory compliance date draws nearer, anticipated problems associated with the conversion have lessened. The Company has completed the process of analyzing the potential effects of the conversion on competitive conditions, contracts, currency risks, financial instruments, as well as the accounting and tax consequences of the conversion.

     The Company's European subsidiaries are in the process of implementing and testing the conversion of data and financial systems to make them Euro currency compliant. The conversion at the Company's French compressor subsidiary is substantially complete, and accounting records are being maintained in Euros. The primary remaining concern is the conversion of manufacturing systems, purchasing systems, historical data bases and system interfaces to handle the reporting in the new Euro currency. The Company estimates that an additional $.5 million will be spent to complete the conversion to Euro compliant systems. The actual costs incurred through December 31, 2000 approximated $2.5 million.

IMPACT OF FOREIGN CURRENCIES

     In January 1999, the Brazilian currency, the Real, was allowed by the Brazilian government to freely rise and fall according to prevailing market conditions. This resulted in a rapid and substantial reduction in market value of the Real, which had been trading at approximately .83 U.S. dollars for each Real at December 31, 1998. At December 31, 1999, the Real was trading at .55 U.S. dollars for each Real. This decline in the market value of the Real had the effect of reducing the U.S. dollar value of the Company's beginning of the year investment in its Brazilian net assets by $43.6 million at December 31, 1999.

     In anticipation of the devaluation of the Brazilian Real in early 1999, the Company's Brazilian subsidiary invested in a forward exchange contract denominated in U.S. dollars. This hedging contract was settled in the first quarter of 1999 resulting in a nonrecurring gain of $8.6 million ($5.6 million or $.27 per share after tax).

     Currency fluctuations in Europe have also had a fairly significant impact on the dollar value of the Company's investments in its French (compressor) and Italian (engine) subsidiaries. During 2000, the Company's investment in its European net assets declined in U.S. dollar value by $7.3 and $1.6 million for the French and Italian subsidiaries, respectively. Under applicable accounting standards, translation adjustments relating to the Company's investments in foreign affiliates are reflected in other comprehensive income (part of stockholders' equity) in the period in which they arise.

     Because of exchange rate differences between the U.S. dollar and the French franc at December 31, 1999, the Company's French subsidiary recorded a $2.3 million pretax ($1.5 million or $.07 per share after tax) charge against income for unrealized losses on forward exchange contracts which did not qualify for hedge accounting (deferral) treatment under the provisions of SFAS No. 52, the accounting standard then in effect. In the third quarter of 2000 the Company adopted the provisions of SFAS No. 133, which changed the method of accounting for unrealized gains and losses on hedging activity. See "New Accounting Standards" below.

ENVIRONMENTAL

     The U.S. Environmental Protection Agency (EPA ) has finalized Phase II emission standards for handheld small off-road engines which include the two-cycle engines produced by the Company. The Company already produces competitively priced engines that comply with current EPA and California Air Resources Board (CARB) Standards. The Phase II standards have been finalized for non-handheld four-cycle engines. Phase-in of the rules for non-handheld four-cycle engines will take place between the 2001 and 2006 model years. It is not possible at this time to determine the related costs of compliance, nor the impact on the competitive position of the Company.

     The state of California began enforcing the CARB Tier II Emission Standards effective January 1, 2000. A broad range of the Company's engines have been certified to comply with these emissions standards.

     The European Community has adopted new noise standards for engine powered equipment. These standards take effect in two stages: Stage I, January 3, 2002 and Stage II, January 3, 2006. They regulate the sound level of the complete product delivered to the end user. The Company currently supplies engines to and works with equipment manufacturers to assure that their products comply with these standards.

     In addition to the engine emission standards, the Company is subject to evolving and sometimes conflicting environmental regulations and regulatory requirements governing the types of refrigerants used in refrigeration and air conditioning products. Hydrochlorofluorocarbon compounds ("HCFCs") are used as a refrigerant in air conditioning systems. Under a 1992 international agreement, HCFCs will be banned from new equipment beginning in 2010. Some European countries began HCFC phase-outs as early as 1998, and a number of European countries have plans to eliminate the use of HCFCs during 2002. Within the last several years, the Company has approved and released a number of compressor models utilizing U.S. government approved hydrofluorocarbon ("HFC") refrigerants, which are considered more environmentally safe than the preceding refrigeration compounds. However, HFCs are also currently under global scrutiny and subject to possible future restrictions. Additionally, there has been a movement, particularly from northern European countries, toward the use of hydrocarbons ("HCs") as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of our atmosphere) and the use of fluorine (which contributes to the "green-house" effect). Both Tecumseh do Brasil and Tecumseh Europe have compressor products available for sale that utilize hydrocarbon refrigerants. Hydrocarbons are flammable compounds and have not been approved by the U.S. government for air conditioning or household refrigerator and freezer applications.

     It is not presently possible to estimate the level of expenditures which will be required to meet any future industry or governmental regulatory requirements, or the effect on the Company's competitive position.

     The Company is subject to various federal, state and local laws relating to the protection of the environment, and is actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Item 3 "Legal Proceedings" and Note 8 to the Consolidated Financial Statements.) Liabilities, relating to probable remediation activities, are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

     At December 31, 2000 and 1999 the Company had accrued $40.1 million and $42.4 million, respectively for environmental remediation, including $30.3 and $31.5 million, respectively relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements. For further information on environmental matters, see Item 3, "Legal Proceedings."

NEW ACCOUNTING STANDARDS

     Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of transaction. For the Company's foreign currency cash flow hedges, changes in fair value are recognized in stockholders' equity as other comprehensive income to the extent the hedge is determined to be effective and until the hedged items are recognized in current earnings. To the extent a hedge is determined to be ineffective, changes in fair value are recognized immediately in current earnings. Prior to the adoption of SFAS No. 133, changes in the value of the Company's derivative financial instruments were recognized in current earnings as required by the provisions of the then existing accounting standards. The changes in fair value of hedges carried in other comprehensive income remain there until the underlying forecasted transaction occurs. Once the underlying transaction is realized, the appropriate gain or loss from the designated derivative hedge is reclassified from other comprehensive income to current earnings along with the underlying transaction. Future results may be affected by changes in the fair value of these instruments. While the amount and timing of these changes cannot be accurately predicted, the Company does not expect these items will have a significant impact on future reported results or financial position.

OUTLOOK

     Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included above.

     In the year 2001, growth in sales and profitability in the Brazilian compressor factories should continue as the local economy continues to improve and market share increases in other parts of the world. North American compressor results will continue to face a world over-capacity situation and low-cost foreign competition especially in the room air conditioner market. The Company will continue its efforts to increase competitiveness in world markets by focusing on cost reduction programs, product quality, delivery and service. To achieve these objectives, several restructuring and realignment actions were undertaken in 2000 to increase production efficiency, improve quality and lower costs. The closing of the Somerset compressor manufacturing plant will allow the Company to remove excess production capacity and reorganize remaining capacity into lower cost, more efficient manufacturing centers utilizing concepts such as lean manufacturing techniques and continuous improvement measures. In addition, efforts are underway to fill gaps in product offerings and/or product capabilities.

     In the Engine and Power Train Group, the emphasis in 2001 will be on improving product mix and developing new markets and engine applications while lowering manufacturing costs. A pending acquisition in Eastern Europe is designed not only to provide a low cost source of engine components and parts, but to also solidify the Company's position as a European engine manufacturer and provide a base for entry into the growing Eastern European markets. Domestically, the Engine and Power Train Group suffers from excess production capacity and production imbalances and inefficiencies resulting from a poor product mix. Efforts are underway to reconfigure domestic production capacity in a manner which will improve cost and production flexibility.

     In light of the current worldwide market conditions and production capabilities, it is possible that further restructuring actions will be required to improve productivity and lower costs in both the Compressor and Engine and Power Train Groups. To the extent necessary, these restructuring actions will, in all probability, result in further nonrecurring charges against income. While the amount and timing of these potential charges, if any, cannot be estimated with any degree of accuracy, it is possible that they could be recorded over a number of quarterly and annual periods, and could be material to the reported results of the particular quarter or year in which they are recorded.

     While there can be no assurances or guarantees, management believes that 2001 annual results could equal or exceed those of 2000, although first quarter 2001 results will be well below first quarter 2000 results exclusive of nonrecurring charges. The Company is well positioned to meet the difficult challenges in the coming year, and intends to take aggressive steps to improve profitability and market share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts.

     Credit Risk--Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. The Company places its cash investments in bank deposits and investment grade, short-term debt instruments (predominately commercial paper) with reputable credit-worthy counterparties and, by policy, limits the amount of credit exposure to any one counterparty.

     The Company uses contemporary credit review procedures to approve customer credit. Customer accounts are actively monitored and collection efforts are pursued within normal industry practice. Management believes that concentrations of credit risk with respect to receivables are somewhat limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. However, in the Engine and Power Train Group the manufacture of small gasoline engine powered lawn and garden equipment is dominated, to a large extent, by three manufacturers. The Company sells to all three of these manufacturers and as a result, a significant portion of the Group's open accounts receivable at any time is comprised of amounts due from these three manufacturers.

     A portion of export accounts receivable of the Company's Brazilian subsidiary is sold at a discount. Discounted receivable balances in the Brazilian subsidiary at December 31, 2000 and 1999 were $27.6 and $18.0, respectively and the discount rate was 6.6% in 2000 and 7.3% in 1999. The Company maintains an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.

     Interest Rate Risk--The Company is subject to minimal interest rate risk in relation to variable rate, long-term Industrial Development Revenue Bonds and to short-term variable rate borrowings used by our foreign subsidiaries to manage their working capital needs. The Company's debt profile is insignificant compared to the liquid cash assets held by the Company, and if interest rates were to decrease substantially, the Company would simply pay off the debt. The Company is also subject to interest rate risk relating to interest earned on its short-term funds invested.

     Commodity Price Risk--The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Company policy allows local management to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. The Company's practice has been to accept delivery of the commodities and consume them in manufacturing activities. At December 31, 2000 and 1999, the Company held a total notional value of $25.0 and $39.5 million, respectively in commodity forward purchasing contracts. The majority of these contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities are accepted. However, commodity contracts at the Company's French compressor subsidiary are essentially derivative financial instruments designed to hedge the fluctuation in commodity pricing and as such are subject to the provisions of SFAS No. 133. For further information on SFAS No. 133 see "New Accounting Standards" above.

     Foreign Currency Exchange Risk--The Company is subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does from time to time enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows local management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At December 31, 2000 and 1999, the Company held foreign currency forward contracts with a total notional value of $37.2 and $67.5 million, respectively. In the third quarter of 2000, the Company adopted the provisions of SFAS No. 133 which determine the accounting treatment for hedging activities. For further information on the impact of adopting SFAS No. 133 see "New Accounting Standards" above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Management........................................   25
Report of Independent Accountants...........................   26
FINANCIAL STATEMENTS
  Consolidated Statements of Income for the years ended
     December 31, 2000, 1999 and 1998.......................   27
  Consolidated Balance Sheets at December 31, 2000 and
     1999...................................................   28
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998.......................   29
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2000, 1999 and 1998...........   30
  Notes to Consolidated Financial Statements................   31

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                              MANAGEMENT'S REPORT

To the Shareholders of Tecumseh Products Company

     Management is responsible for the integrity and objectivity of the financial statements and other information presented in this annual report. The statements were prepared in accordance with generally accepted accounting principles and, where necessary, include certain amounts based on management's best estimate and judgment to reflect the expected effects of events and transactions that have not been completed. All financial information in the annual report is consistent with the financial statements.

     Management has established and maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization. These controls are documented by written policies and procedures that are communicated to employees with significant roles in the financial reporting process. This system is continually reviewed, evaluated, and modified to reflect current conditions.

     The Audit Committee of the Board of Directors, composed of outside Directors, assists the Board of Directors in overseeing and monitoring management's and the independent public accountants' participation in the financial reporting process. The Audit Committee meets regularly with management, the internal auditors, and the independent public accountants. Both the independent public accountants and the internal auditors have unrestricted access to the Audit Committee with and without management's representative present, to discuss the results of their examinations and their opinions on the adequacy of internal accounting controls and quality of financial reporting.

     The independent public accountants are engaged to express an opinion on the Company's financial statements. Their opinion is based on procedures which they believe to be sufficient to provide reasonable assurance that the financial statements contain no material errors.

/s/ Todd W. Herrick
Todd W. Herrick
President and Chief Executive Officer

/s/ John H. Foss
John H. Foss
Vice President, Treasurer and
  Chief Financial Officer

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Shareholders and Board of Directors of Tecumseh Products Company

     We have audited the accompanying consolidated balance sheets of Tecumseh Products Company and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tecumseh Products Company and Subsidiaries at December 31, 2000 and 1999 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ciulla, Smith & Dale, LLP
Ciulla, Smith & Dale, LLP
Certified Public Accountants

January 26, 2001
Southfield, Michigan

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Net Sales...................................................  $1,649.9    $1,814.3    $1,750.2
  Cost of sales and operating expenses......................   1,411.4     1,507.4     1,492.8
  Selling and administrative expenses.......................     118.3       117.6       115.8
  Nonrecurring (gain) charges...............................      33.5        (5.5)       45.0
                                                              --------    --------    --------
Operating Income............................................      86.7       194.8        96.6
  Interest expense..........................................      (6.7)       (7.9)       (6.9)
  Interest income and other, net............................      27.9        28.1        27.8
  Nonrecurring gain.........................................        --         8.6          --
                                                              --------    --------    --------
Income Before Taxes on Income...............................     107.9       223.6       117.5
  Taxes on income...........................................      41.8        81.6        43.3
                                                              --------    --------    --------
Net Income..................................................  $   66.1    $  142.0    $   74.2
                                                              ========    ========    ========
Basic and Diluted Earnings Per Share........................  $   3.44    $   7.00    $   3.47
                                                              ========    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  268.2    $  270.5
  Accounts receivable, trade, less allowance for doubtful
    accounts of $6.3 million in 2000 and $6.5 million in
    1999....................................................     265.6       268.6
  Inventories...............................................     274.9       266.3
  Deferred and recoverable income taxes.....................      56.4        44.2
  Other current assets......................................      17.6        24.7
                                                              --------    --------
         Total current assets...............................     882.7       874.3
                                                              --------    --------
Property, Plant, and Equipment, at cost:
  Land and land improvements................................      18.9        19.9
  Buildings.................................................     168.2       167.4
  Machinery and equipment...................................     807.4       788.7
  Assets in process.........................................      41.6        46.5
                                                              --------    --------
                                                               1,036.1     1,022.5
  Less, accumulated depreciation............................     591.4       545.1
                                                              --------    --------
         Property, plant and equipment, net.................     444.7       477.4
                                                              --------    --------
Excess of cost over acquired net assets, less accumulated
  amortization of $23.6 million in 2000 and $21.8 million in
  1999......................................................      46.8        48.2
Deferred income taxes.......................................      41.1        39.2
Prepaid pension expense.....................................     123.8        98.6
Other assets................................................      14.0        15.6
                                                              --------    --------
         Total assets.......................................  $1,553.1    $1,553.3
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade...................................  $  123.5    $  120.0
  Income taxes payable......................................       5.5         2.6
  Short-term borrowings.....................................       6.3         7.9
  Accrued liabilities:
    Employee compensation...................................      34.7        38.1
    Product warranty and self-insured risks.................      36.4        33.5
    Other...................................................      73.9        53.6
                                                              --------    --------
         Total current liabilities..........................     280.3       255.7
Long-term debt..............................................      14.2        15.6
Other postretirement benefit liabilities....................     189.9       188.4
Product warranty and self-insured risks.....................      24.5        28.8
Accrual for environmental matters...........................      33.3        35.6
Pension liabilities.........................................      15.5        15.0
                                                              --------    --------
         Total liabilities..................................     557.7       539.1
                                                              --------    --------
Stockholders' Equity
  Class A common stock, $1 par value; authorized 75,000,000
    shares; issued 13,410,438 and 14,322,938 shares in 2000
    and 1999, respectively..................................      13.4        14.3
  Class B common stock, $1 par value; authorized 25,000,000
    shares; issued 5,470,146 shares in 2000 and 1999........       5.5         5.5
  Retained earnings.........................................   1,050.2     1,047.3
  Accumulated other comprehensive income (loss).............     (73.7)      (52.9)
                                                              --------    --------
         Total stockholders' equity.........................     995.4     1,014.2
                                                              --------    --------
         Total liabilities and stockholders' equity.........  $1,553.1    $1,553.3
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Cash Flows from Operating Activities:
  Net income................................................   $ 66.1      $142.0      $ 74.2
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization........................     71.2        72.4        74.6
       Nonrecurring items...................................     33.5          --        45.0
       Accounts receivable..................................     (5.8)      (29.9)      (50.0)
       Inventories..........................................    (14.9)       (5.3)      (15.1)
       Payables and accrued expenses........................     20.2        10.0        23.4
       Prepaid pension expense..............................    (25.3)      (22.1)      (18.1)
       Other................................................    (11.0)       (3.8)       (3.4)
                                                               ------      ------      ------
          Cash Provided By Operating Activities.............    134.0       163.3       130.6
                                                               ------      ------      ------
Cash Flows from Investing Activities:
  Capital expenditures......................................    (64.0)      (73.0)      (64.4)
                                                               ------      ------      ------
          Cash Used In Investing Activities.................    (64.0)      (73.0)      (64.4)
                                                               ------      ------      ------
Cash Flows from Financing Activities:
  Dividends paid............................................    (24.5)      (24.7)      (25.6)
  Proceeds from borrowings..................................      1.2         0.5         5.4
  Repayments of borrowings..................................     (3.4)       (3.3)      (23.9)
  Repurchases of common stock...............................    (39.6)      (57.7)      (49.0)
                                                               ------      ------      ------
          Cash Used In Financing Activities.................    (66.3)      (85.2)      (93.1)
                                                               ------      ------      ------
Effect of Exchange Rate Changes on Cash.....................     (6.0)      (12.3)        0.5
                                                               ------      ------      ------
  Decrease In Cash And Cash Equivalents.....................     (2.3)       (7.2)      (26.4)
Cash and Cash Equivalents:
          Beginning of Period...............................    270.5       277.7       304.1
                                                               ------      ------      ------
          End of Period.....................................   $268.2      $270.5      $277.7
                                                               ======      ======      ======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                 COMMON STOCK                                      ACCUMULATED
                                          ---------------------------     CAPITAL                     OTHER           TOTAL
                                            CLASS A        CLASS B      IN EXCESS OF   RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                          $1 PAR VALUE   $1 PAR VALUE    PAR VALUE     EARNINGS   INCOME/(LOSS)      EQUITY
                                          ------------   ------------   ------------   --------   -------------   -------------
BALANCE, DECEMBER 31, 1997..............     $16.4          $ 5.5          $28.0       $  958.0      $ (7.7)        $1,000.2
COMPREHENSIVE INCOME:
Net income..............................                                                   74.2                         74.2
Translation adjustments.................                                                               (4.1)            (4.1)
        TOTAL COMPREHENSIVE INCOME......                                                                                70.1
Cash dividends..........................                                                  (25.6)                       (25.6)
Stock repurchase........................      (1.0)                        (28.0)         (20.0)                       (49.0)
                                             -----          -----          -----       --------      ------         --------
BALANCE, DECEMBER 31, 1998..............      15.4            5.5            0.0          986.6       (11.8)           995.7
COMPREHENSIVE INCOME:
Net income..............................                                                  142.0                        142.0
Minimum pension liability...............                                                               (1.5)            (1.5)
Translation adjustments.................                                                              (39.6)           (39.6)
        TOTAL COMPREHENSIVE INCOME......                                                                               100.9
Cash dividends..........................                                                  (24.7)                       (24.7)
Stock repurchase........................      (1.1)                                       (56.6)                       (57.7)
                                             -----          -----          -----       --------      ------         --------
BALANCE, DECEMBER 31, 1999..............      14.3            5.5            0.0        1,047.3       (52.9)         1,014.2
COMPREHENSIVE INCOME:
Net income..............................                                                   66.1                         66.1
Minimum pension liability...............                                                                0.5              0.5
Gain (loss) on derivatives..............                                                               (0.3)            (0.3)
Translation adjustments.................                                                              (21.0)           (21.0)
        TOTAL COMPREHENSIVE INCOME......                                                                                45.3
Cash dividends..........................                                                  (24.5)                       (24.5)
Stock repurchase........................      (0.9)                                       (38.7)                       (39.6)
                                             -----          -----          -----       --------      ------         --------
BALANCE, DECEMBER 31, 2000..............     $13.4          $ 5.5          $ 0.0       $1,050.2      $(73.7)        $  995.4
                                             =====          =====          =====       ========      ======         ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

NOTE 1  ACCOUNTING POLICIES

     Business Description--Tecumseh Products Company (the "Company") is a full line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. The Company's products are sold in countries all around the world.

     Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investments in unconsolidated affiliates are generally accounted for on the equity basis. All significant intercompany transactions and balances have been eliminated.

     Foreign Currency Translation--All of the Company's foreign subsidiaries use the local currency of the country of operation as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates while revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in other comprehensive income or loss, a component of stockholders' equity. Realized foreign currency transaction gains and losses are included in current income.

     Cash Equivalents--Cash equivalents consist of commercial paper and other short-term investments that are readily convertible into cash.

     Inventories--Inventories are valued at the lower of cost or market, generally on the first-in, first-out basis.

     Property, Plant and Equipment--Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. For financial statement purposes, depreciation is determined using the straight-line method at rates based upon the estimated useful lives of the assets. Depreciation expense was $69.3, $70.5, and $72.3 million in 2000, 1999 and 1998, respectively.

     Excess of Cost Over Acquired Net Assets--Assets and liabilities related to business combinations accounted for as purchases are recorded at fair value. Goodwill, the excess of cost over the net tangible assets acquired is amortized on a straight-line basis over its estimated useful life, principally over a forty year period. The Company periodically re-evaluates the recoverability of goodwill based on undiscounted cash flows whenever significant events or changes occur which might impair recoverability. Management believes there has been no impairment of goodwill as reflected in its Consolidated Financial Statements.

     Revenue Recognition--Revenues from the sale of the Company's products are recognized upon passage of title to the customer, which in most cases, coincides with shipment of the products.

     Derivative Financial Instruments--Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates. The Company, from time to time, enters into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. The premium or discount on the contracts is amortized over the life of the contract. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not hold derivative financial instruments for trading purposes. See Note 10 for discussion of adoption of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     Product Warranty--Provision is made for the estimated cost of maintaining product warranties at the time the product is sold.

     Self-Insured Risks--Provision is made for the estimated costs of known and anticipated claims under the deductible portions of the Company's liability and workers' compensation insurance policies. In addition, provision is made for the estimated cost of postemployment benefits.

     Environmental Expenditures--Expenditures for environmental safekeeping are expensed or capitalized as appropriate. Costs associated with remediation activities are expensed. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated and are not discounted or reduced for possible recoveries from insurance carriers.

     Earnings Per Share--Basic and diluted earnings per share are equivalent. Earnings per share are computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations was 19,218,065 in 2000, 20,276,925 in 1999, and 21,365,958 in 1998.

     Research, Development And Testing Expenses--Company sponsored research, development, and testing expenses related to present and future products are expensed as incurred and were $28.1, $30.2, and $31.5 million in 2000, 1999 and 1998, respectively.

     Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts during the reporting period and at the date of the financial statements. Significant estimates include accruals for product warranty, self-insured risks, pension and postretirement benefit obligations and environmental matters. Actual results could differ materially from those estimates.

     Reclassifications--Certain amounts included in the prior years' financial statements have been reclassified to conform to the 2000 presentation.

NOTE 2  COMPREHENSIVE INCOME

     Accumulated other comprehensive income or loss is shown in the Consolidated Statements of Stockholders' Equity and includes the following:

                                                               2000     1999
                                                              ------   ------
Foreign currency translation adjustments (net of tax of
  $38.6 million in 2000 and $31.1 million in 1999)..........  $(72.4)  $(51.4)
Minimum pension liability adjustments (net of tax of $.6
  million in 2000 and $1.0 million in 1999).................    (1.0)    (1.5)
Deferred loss on hedging (net of tax of $.2 million)........    (0.3)      --
                                                              ------   ------
                                                              $(73.7)  $(52.9)
                                                              ======   ======

NOTE 3  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     The Company has defined benefit retirement plans that cover substantially all domestic employees. Plans covering salaried employees generally provide pension benefits that are based on average earnings and years of credited service. Plans covering hourly employees generally provide pension benefits of stated amounts for each year of service. The Company sponsors a retiree health care benefit plan, including retiree life insurance, for eligible salaried employees and their eligible dependents. At certain divisions, the Company also sponsors retiree health care benefit plans for hourly retirees and their eligible dependents. The retiree health care plans, which are unfunded, provide for coordination of benefits with Medicare and any other insurance plan covering a participating retiree or dependent, and have lifetime maximum benefit restrictions. Some of the retiree health care plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to interpret, change or eliminate these health care benefit plans.

     At the beginning of 1999, the Company changed the measurement date (the date upon which plan assets and obligations are measured) from December 31 to September 30 to facilitate the preparation and reporting of pension and postretirement plan data. Information regarding the funded status and net periodic benefit costs are reconciled to or stated as of the fiscal year end of December 31.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status for 2000 and 1999:

                                                         PENSION            OTHER
                                                     ---------------   ---------------
                                                      2000     1999     2000     1999
                                                     ------   ------   ------   ------
RECONCILIATION OF BENEFIT OBLIGATION
Benefit obligation at beginning of period..........  $268.8   $277.5   $129.2   $144.0
  Service cost.....................................     6.6      7.7      4.6      5.0
  Interest cost....................................    18.8     17.8      9.1      8.9
  Actuarial (gain) loss............................    (5.7)   (21.8)     5.4    (17.4)
  Curtailment (gain) loss..........................      --      1.0       --     (5.5)
  Benefit payments.................................   (18.2)   (13.4)    (5.8)    (5.8)
                                                     ------   ------   ------   ------
Benefit obligation at measurement date.............  $270.3   $268.8   $142.5   $129.2
                                                     ======   ======   ======   ======

                                                       PENSION             OTHER
                                                   ---------------   -----------------
                                                    2000     1999     2000      1999
                                                   ------   ------   -------   -------
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value at beginning of period................  $567.1   $572.4
  Actual return on plan assets...................    55.9      8.0
  Employer contributions.........................     0.2      0.1
  Benefit payments...............................   (18.2)   (13.4)
                                                   ------   ------
Fair value at measurement date...................  $605.0   $567.1
                                                   ======   ======
FUNDED STATUS
Funded status at measurement date................  $334.7   $298.3   $(142.5)  $(129.2)
  Unrecognized transition (asset) obligation.....    (6.4)    (8.8)       --        --
  Unrecognized prior service cost................    11.9     13.5      (9.1)    (10.4)
  Unrecognized (gain)............................  (216.4)  (204.4)    (44.3)    (53.2)
                                                   ------   ------   -------   -------
Prepaid (accrued) benefits.......................  $123.8   $ 98.6   $(195.9)  $(192.8)
                                                   ======   ======   =======   =======

     The following tables provide the components of net periodic benefit cost for 2000, 1999 and 1998:

                                                              2000     1999     1998
                                                             ------   ------   ------
PENSION BENEFITS
  Service cost.............................................  $  6.6   $  7.7   $  6.6
  Interest cost............................................    18.8     17.8     17.4
  Expected return on plan assets...........................   (40.6)   (39.2)   (34.8)
  Amortization of net (gain)...............................    (9.9)    (9.0)    (7.3)
  Curtailment loss.........................................      --      1.0       --
                                                             ------   ------   ------
  Net periodic benefit cost................................  $(25.1)  $(21.7)  $(18.1)
                                                             ======   ======   ======
OTHER BENEFITS
  Service cost.............................................  $  4.6   $  5.0   $  4.6
  Interest cost............................................     9.1      8.9      9.0
  Curtailment (gain).......................................      --     (5.5)      --
  Amortization of net (gain)...............................    (4.8)    (3.5)    (3.8)
                                                             ------   ------   ------
  Net periodic benefit cost................................  $  8.9   $  4.9   $  9.8
                                                             ======   ======   ======

     Assumptions used in measuring the benefit obligations were:

                                                             PENSION         OTHER
                                                          -------------   -----------
                                                          2000    1999    2000   1999
                                                          -----   -----   ----   ----
Discount rate...........................................  7.25%   7.25%   7.25%  7.25%
Long-term rate of:
  Compensation increases................................  5.00%   5.00%    N/A    N/A
  Return on plan assets.................................  7.50%   7.50%    N/A    N/A

     For measurement purposes a 6.19% annual rate of increase in the cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease each year to a rate of 5.25% for 2004 and remain at that rate thereafter.

     In 1999, the Company closed its Acklin Stamping plant which resulted in the recognition of a net curtailment gain of approximately $4.5 million. The accumulated other postretirement benefit obligation was reduced by $5.5 million (income effect) and additional pension expense of $1.0 million was recorded.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                                               +1%     -1%
                                                              -----   ------
Accumulated postretirement benefit obligation...............  $17.8   $(17.0)
Net postretirement benefit cost.............................    2.6     (2.0)

     The Company's foreign subsidiaries provide for defined benefits that are generally based on earnings at retirement date and years of credited service. The combined expense for these unfunded plans was $2.9, $2.7 and $2.9 million in 2000, 1999 and 1998, respectively. The net liability recorded in the consolidated balance sheet was $15.5 and $15.0 million for 2000 and 1999, respectively. Tecumseh France, S.A. has a minimum pension liability of $1.6 million ($1.0 million net of tax effects) which is recognized in accumulated other comprehensive income.

     The Company has defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $3.9, $3.6 and $3.1 million in 2000, 1999 and 1998, respectively.

NOTE 4  INCOME TAXES

     Consolidated income before taxes consists of the following:

                                                              2000     1999     1998
                                                             ------   ------   ------
United States..............................................  $ 56.9   $159.2   $ 65.9
Foreign....................................................    51.0     64.4     51.6
                                                             ------   ------   ------
                                                             $107.9   $223.6   $117.5
                                                             ======   ======   ======

     Provision for income taxes consists of the following:

                                                              2000    1999    1998
                                                              -----   -----   -----
Current:
  U.S. federal..............................................  $16.4   $40.5   $35.6
  State and local...........................................    2.2     5.4     5.0
  Foreign income and withholding taxes......................   20.7    23.4    16.0
                                                              -----   -----   -----
                                                               39.3    69.3    56.6
                                                              -----   -----   -----
Deferred:
  U.S. federal..............................................    3.1    14.5   (13.2)
  Foreign...................................................   (0.6)   (2.2)   (0.1)
                                                              -----   -----   -----
                                                                2.5    12.3   (13.3)
                                                              -----   -----   -----
Provision for income taxes..................................  $41.8   $81.6   $43.3
                                                              =====   =====   =====
Income taxes paid...........................................  $42.4   $78.6   $52.7
                                                              =====   =====   =====

     A reconciliation between the actual income tax expense provided and the income tax expense computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

                                                              2000    1999    1998
                                                              -----   -----   -----
Income taxes at U.S. statutory rate.........................  $37.8   $78.3   $41.1
Excess of foreign taxes over the U.S. statutory rate........    7.8     2.7      .1
State and local income taxes................................    1.4     3.5     3.2
Tax benefits from Foreign Sales Corporation.................   (1.8)   (1.9)   (1.0)
Other.......................................................   (3.4)   (1.0)    (.1)
                                                              -----   -----   -----
                                                              $41.8   $81.6   $43.3
                                                              =====   =====   =====

     Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                               2000     1999
                                                              ------   ------
Deferred tax assets:
  Other postretirement liabilities..........................  $ 72.9   $ 72.2
  Product warranty and self-insured risks...................    24.0     21.9
  Net operating loss carryforwards..........................     4.6      0.9
  Provision for environmental matters.......................    14.8     15.7
  Other accruals and miscellaneous..........................    41.3     38.7
                                                              ------   ------
                                                               157.6    149.4
  Valuation allowance.......................................     (.9)    (1.2)
                                                              ------   ------
          Total deferred tax assets.........................   156.7    148.2
                                                              ------   ------
Deferred tax liabilities:
  Tax over book depreciation................................    19.4     25.7
  Pension...................................................    45.9     36.7
  Other.....................................................     3.4      3.6
                                                              ------   ------
          Total deferred tax liabilities....................    68.7     66.0
                                                              ------   ------
          Net deferred tax assets...........................  $ 88.0   $ 82.2
                                                              ======   ======

     The Company's share of accumulated unremitted earnings of foreign subsidiaries at December 31, 2000 and 1999 was $225.3 and $203.1 million, respectively.

     At December 31, 2000, the Company had net operating loss carryforwards attributable to foreign operations for income tax purposes of $12.0 million which expire from 2001 to 2007 if not offset against future taxable income.

NOTE 5  INVENTORIES

     The components of inventories at December 31, were:

                                                               2000     1999
                                                              ------   ------
Raw materials and work in process...........................  $148.6   $151.7
Finished goods..............................................   110.1     96.1
Supplies....................................................    16.2     18.5
                                                              ------   ------
                                                              $274.9   $266.3
                                                              ======   ======

NOTE 6  BUSINESS SEGMENT DATA

     In accordance with Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified three reportable operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

     The Company's three reportable operating segments are defined as follows:

          Compressor Products--Manufacturing and marketing of a full line of hermetic compressors for residential and commercial air conditioning and refrigeration products.

          Engine & Power Train Products--Manufacturing and marketing of gasoline engines and power train components for lawn and garden and utility applications.

          Pump Products--Manufacturing and marketing centrifugal, sump and small submersible pumps for industrial, commercial, marine and agricultural applications.

     The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements.

     External customer sales by geographic area are based upon the destination of products sold. The Company has no single customer that accounts for 10% or more of consolidated net sales. Long-lived assets by geographic area are based upon the physical location of the assets.

                          INDUSTRY SEGMENT INFORMATION

                                                                2000       1999       1998
                                                              --------   --------   --------
External customer sales:
  Compressor Products.......................................  $  919.8   $  967.0   $1,048.1
  Engine & Power Train Products.............................     612.8      734.3      592.2
  Pump Products.............................................     117.3      113.0      109.9
                                                              --------   --------   --------
          Total external customer sales.....................  $1,649.9   $1,814.3   $1,750.2
                                                              ========   ========   ========
Operating income:
  Compressor Products.......................................  $   65.7   $   91.5   $   82.2
  Engine & Power Train Products.............................      45.9       93.1       57.2
  Pump Products.............................................      17.5       14.1       11.5
  Corporate and consolidating items.........................      (8.9)      (9.4)      (9.3)
  Nonrecurring items........................................     (33.5)       5.5      (45.0)
                                                              --------   --------   --------
          Total operating income............................  $   86.7   $  194.8   $   96.6
                                                              ========   ========   ========
Reconciliation to income before taxes:
  Operating income..........................................  $   86.7   $  194.8   $   96.6
  Other non-operating income................................        --        8.6         --
  Interest income, net......................................      21.2       20.2       20.9
                                                              --------   --------   --------
          Income before taxes...............................  $  107.9   $  223.6   $  117.5
                                                              ========   ========   ========
Assets:
  Compressor Products.......................................  $  612.1   $  646.3   $  713.6
  Engine & Power Train Products.............................     312.2      322.0      290.1
  Pump Products.............................................      61.6       60.0       60.6
  Corporate and consolidating items.........................     567.2      525.0      491.9
                                                              --------   --------   --------
          Total assets......................................  $1,553.1   $1,553.3   $1,556.2
                                                              ========   ========   ========
Capital expenditures:
  Compressor Products.......................................  $   43.4   $   50.3   $   45.8
  Engine & Power Train Products.............................      18.3       20.5       16.1
  Pump Products.............................................       1.9        2.0        1.5
  Corporate.................................................       0.4        0.2        1.0
                                                              --------   --------   --------
          Total capital expenditures........................  $   64.0   $   73.0   $   64.4
                                                              ========   ========   ========
Depreciation and amortization
  Compressor Products.......................................  $   50.1   $   52.7   $   56.0
  Engine & Power Train Products.............................      18.8       17.6       16.8
  Pump Products.............................................       1.7        1.5        1.2
  Corporate.................................................       0.6        0.6        0.6
                                                              --------   --------   --------
          Total depreciation and amortization...............  $   71.2   $   72.4   $   74.6
                                                              ========   ========   ========

                         GEOGRAPHIC SEGMENT INFORMATION

                                                              CUSTOMER SALES BY DESTINATION
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
North America
  United States.............................................  $  897.6   $1,032.8   $  948.5
  Other North America.......................................      71.2       85.2       81.6
                                                              --------   --------   --------
Total North America.........................................     968.8    1,118.0    1,030.1
South America...............................................     161.7      129.5      180.8
Europe......................................................     270.6      306.9      290.5
Middle East and Asia........................................     248.8      259.9      248.8
                                                              --------   --------   --------
                                                              $1,649.9   $1,814.3   $1,750.2
                                                              ========   ========   ========

                                                                  NET LONG-LIVED ASSETS
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
United States...............................................  $  292.3   $  317.6   $  336.3
Brazil......................................................      70.4       71.7       82.5
Rest of world...............................................      82.0       88.1       90.1
                                                              --------   --------   --------
                                                              $  444.7   $  477.4   $  508.9
                                                              ========   ========   ========

NOTE 7  DEBT

                                                              2000    1999
                                                              -----   -----
Short-term borrowings consist of the following:
  Borrowings by foreign subsidiaries under revolving credit
     agreements, advances on export receivables and
     overdraft arrangements with banks used in the normal
     course of business; weighted average interest rate of
     7.1% in 2000 and 4.1% in 1999..........................  $ 5.6   $ 7.2
  Current maturities of long-term debt......................    0.7     0.7
                                                              -----   -----
          Total short-term borrowings.......................  $ 6.3   $ 7.9
                                                              =====   =====
Long-term debt consists of the following:
  Unsecured borrowings, primarily with banks, by foreign
     subsidiaries with interest at 6.0% and maturing in 2001
     through 2012...........................................  $ 1.0   $ 1.7
  Variable rate Industrial Development Revenue Bonds payable
     in quarterly installments from 2001 to 2021............   13.9    14.6
                                                              -----   -----
                                                               14.9    16.3
  Less current maturities of long-term debt.................    0.7     0.7
                                                              -----   -----
          Total long-term debt..............................  $14.2   $15.6
                                                              =====   =====

     Scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2000 are as follows:

2001........................................................   $ 0.7
2002........................................................     0.7
2003........................................................     1.1
2004........................................................     1.0
2005 and thereafter.........................................    11.4
                                                               -----
                                                               $14.9
                                                               =====

     Interest paid was $3.4 million in 2000, $3.9 million in 1999, and $4.0 million in 1998.

     The Company maintains a $100 million revolving credit facility for general corporate purposes. The facility has a three-year term which may be extended annually with the consent of the participating banks. Under the facility, the Company may select among various interest rate arrangements. As of December 31, 2000, the Company had not made any borrowings under this facility.

NOTE 8  ENVIRONMENTAL MATTERS

     The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At the direction of the EPA, the Company and its independent environmental consultants conducted a remedial investigation and feasibility study. As a result of this study, the Company believes the most appropriate course of action is active remediation to the upper river near the Company's facility, and that only monitored natural armoring should be required in the middle river and the lower river and harbor. At December 31, 2000 and December 31, 1999, the Company had accrued $30.3 and $31.5 million, respectively for estimated costs associated with the cleanup of this site.

     In May 2000 the EPA issued its Record of Decision ("ROD") for the Sheboygan River and Harbor Superfund Site. The Company is one of several named PRPs in the proposed cleanup action. The EPA has estimated the cost of cleanup at $40.9 million. The cost to the Company could be more or less than that depending on a number of factors including the accuracy of EPA estimates, the results of further investigations required by the ROD, changes in technology, the extent of contributions by other PRPs, and other factors beyond the Company's control. The Company believes that the EPA's remedy, as specified in the ROD, goes well beyond what is environmentally protective and cost-effective for the site and largely ignores the results of the multi-million dollar remedial investigation and feasibility study that the Company performed under EPA oversight.

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

     In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action, which may be necessary with regard to such other sites. At December 31, 2000 and December 31, 1999, the Company had accrued $40.1 million and $42.4 million, respectively for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

NOTE 9  COMMITMENTS AND CONTINGENCIES

     Various lawsuits and claims, including those involving ordinary routine litigation incidental to its business, to which the Company is a party, are pending, or have been asserted, against the Company. Although the outcome of these matters cannot be predicted with certainty, and some of them may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 10  FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 2000 and 1999:

                                                          2000                1999
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     AMOUNT    VALUE     AMOUNT    VALUE
                                                    --------   ------   --------   ------
Cash & cash equivalents...........................   $268.2    $268.2    $270.5    $270.5
Short-term borrowings.............................      5.6       5.6       7.2       7.2
Long-term debt....................................     14.9      14.9      16.3      16.3
Foreign currency contracts........................     (1.4)     (1.9)     (2.3)     (2.3)
Commodity contracts...............................       --       (.1)       --       4.4

     The carrying amount of cash equivalents approximates fair value due to their liquidity and short-term maturities. The carrying value of the Company's debt approximates fair value due to the variable interest rate on the majority of the debt. The fair values of foreign currency and commodity contracts reflect the differences between the contract prices and the forward prices available on the balance sheet date.

     The Company does not utilize financial instruments for trading or other speculative purposes. The Company generally does not hedge the net investment in its subsidiaries. All derivative financial instruments held at December 31, 2000 will mature within six months. All such instruments held at December 31, 1999 matured in 2000.

     Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The adoption of SFAS No. 133 resulted in an insignificant impact on reported earnings and an unrealized loss of $1.6 million, net of tax, classified in accumulated other comprehensive income. By December 31, 2000, the Company had reclassified $1.3 million of this loss to earnings leaving a balance of $.3 million in other comprehensive income for its outstanding foreign currency cash flow hedge contracts.

     The Company's derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are recognized on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. The Company's foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations.

On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of the contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income. The Company's French subsidiary had contracts for the sale of $33.0 million and $60.5 million at December 31, 2000 and 1999, respectively. The Company's other foreign subsidiaries had contracts for the purchase of $4.2 million and $7.0 million at December 31, 2000 and 1999, respectively.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as foreign currency hedges to specific forecasted transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

     The Company discontinues hedge accounting prospectively when the derivative is (1) determined to be no longer effective in offsetting the fair value of the cash flows of a hedged item; (2) sold, terminated, or exercised; (3) dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings. Any related gains or losses that were accumulated in other comprehensive income will be recognized immediately in earnings.

     The Company uses commodity forward purchasing contracts to help control the cost of commodities (copper and aluminum) used in the production of compressor motors and components and engines. Company policy allows local managers to contract commodity forwards for a limited percentage of raw material requirements up to one year in advance. These contracts are not recorded in the balance sheet as they do not require an initial cash outlay and do not represent a liability until delivery of the commodity. Commodity forwards outstanding at December 31, 2000 and 1999 were $25.0 and $39.5 million, respectively.

     A portion of export accounts receivable at the Company's Brazilian subsidiary are sold at a discount. Discounted Brazilian receivable balances at December 31, 2000 and 1999 were $27.6 and $18.0 million, respectively, and the discount rate was 6.6% in 2000 and 7.3% in 1999.

NOTE 11  STOCKHOLDERS' EQUITY

     The shares of Class A common stock and Class B common stock are substantially identical except as to voting rights. Class A common stock has no voting rights except the right to i) vote on any amendments that could adversely affect the Class A Protection Provision in the articles of incorporation and ii) vote in other limited circumstances, primarily involving mergers and acquisitions, as required by law.

     A Shareholders' Rights Plan is in effect for each class of stock. These plans protect shareholders against unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders. The rights are not currently exercisable, but would become exercisable at an exercise price of $180 per share, subject to adjustment, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of Class B common stock. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the Class A and Class B common stock. The rights expire on August 25, 2009. As of December 31, 2000, 13,410,438 shares of Class A common stock and 5,470,146 shares of Class B common stock were reserved for future exercise under the plans.

     On January 25, 2001 the Company announced an extension of its share repurchase program, begun in 1997, for the Class A and Class B common stock. Under the program, the Company is authorized to repurchase up to an additional one and one half million Class A and/or Class B shares on the open market through June 30, 2002, depending upon market conditions and other factors. The repurchase program is expected to be financed primarily through internally available funds. In fiscal years 1997 through 2000, the Company repurchased and retired 3,000,000 shares of Class A common stock at a cost of approximately $148.4 million.

NOTE 12  NONRECURRING ITEMS

  2000

     Management, in an effort to better meet changing customer requirements, reduce production costs and improve overall productivity and product quality, has undertaken a number of strategic initiatives designed to consolidate, streamline and realign production capabilities in its compressor manufacturing operations, both domestically and internationally.

     As a result of these initiatives, in early 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million or $1.21 per share, net of tax) related to the restructuring and realignment of its domestic and international compressor manufacturing operations. Included in this charge was $15.5 million in severance pay and other employee related costs, $3.2 million in plant closing and exit costs, and $14.8 million in asset impairment charges for idled, unusable and/or underutilized equipment. Through December 31, 2000 the Company has paid or incurred $19.6 million of the $33.5 million restructuring charges.

     The $15.5 million charge for severance pay and other employee related costs involves the termination of approximately 895 employees due to the closing of the compressor manufacturing plant in Somerset, Kentucky and 600 employees in India caused by the transfer of production to a new facility. Through December 31, 2000 the Company had expended $4.8 million affecting approximately 550 employees. Management anticipates that this program will be completed by the third quarter of 2001.

     The plant closing and exit costs relate to the facility in Somerset, Kentucky. No amounts have been expended as of December 31, 2000. Management estimates that the plant will be permanently closed and production transferred to other facilities by the third quarter of 2001.

     The asset impairment charge represents write-downs to net realizable value of equipment dedicated to the production of a discontinued compressor model and equipment no longer needed in the restructured manufacturing operations.

  1999

     In the first quarter of 1999, the Company recorded a nonrecurring gain of $8.6 million ($5.6 million or $.27 per share after tax) from currency hedging at the Company's Brazilian subsidiary. During the fourth quarter of 1999, the Company recorded a net $5.5 million ($3.4 million or $.17 per share) nonrecurring gain which consisted of a $4.6 million gain from the curtailment of employee benefit plans at a closed plant, a $4.0 million gain on an insurance settlement and offsetting charges for plant closing and environmental costs totaling $3.1 million.

  1998

     In the fourth quarter of 1998, the Company recorded a nonrecurring charge for an impairment loss of $45.0 million ($28.8 million or $1.35 per share after taxes) on the equipment dedicated to the production of scroll compressors. Due to the lengthy introduction period involving limited production, expected manufacturing costs and probable market conditions, it was determined that future cash flows would not be sufficient to recover the carrying value of the scroll compressor long-lived assets. Accordingly, the assets were adjusted to fair value based on an independent appraisal.

NOTE 13  QUARTERLY FINANCIAL DATA

                                                                QUARTER
                                                   ---------------------------------
                                                   FIRST    SECOND   THIRD    FOURTH    TOTAL
                                                   ------   ------   ------   ------   --------
2000
Net sales........................................  $476.2   $466.4   $348.8   $358.5   $1,649.9
Gross profit.....................................    42.6     73.4     43.2     45.8      205.0
Net income.......................................  $  9.0   $ 28.5   $ 13.8   $ 14.8   $   66.1
                                                   ======   ======   ======   ======   ========
Basic and diluted earnings per share.............  $ 0.46   $ 1.47   $ 0.73   $ 0.79   $   3.44
                                                   ======   ======   ======   ======   ========
1999
Net sales........................................  $489.4   $503.6   $407.8   $413.5   $1,814.3
Gross profit.....................................    83.5     87.8     70.3     70.8      312.4
Net income.......................................  $ 42.5   $ 39.6   $ 30.4   $ 29.5   $  142.0
                                                   ======   ======   ======   ======   ========
Basic and diluted earnings per share.............  $ 2.05   $ 1.95   $ 1.51   $ 1.48   $   7.00
                                                   ======   ======   ======   ======   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information pertaining to directors under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report. No information is required to be reported pursuant to
Item 405 of Regulation SK.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Appendix B--Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors--Director Compensation" in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Appendix A--Share Ownership" in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements

         See "Financial Statements"

         (3) See Index to Exhibits

     (b) Report on Form 8-K filed in the fourth quarter of 2000

         On October 4, 2000, the Company filed a report on Form 8-K reporting under Item 5, "Other Events," the issuance of a press release regarding third quarter 2000 earnings.

     (c) Exhibits

         The exhibits listed on the Index to Exhibits are filed herewith or are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TECUMSEH PRODUCTS COMPANY

Dated: March 14, 2001                                            By /s/ TODD W. HERRICK
                                                  ----------------------------------------------------
                                                                    Todd W. Herrick
                                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         SIGNATURE                                     OFFICE            DATE OF SIGNING
                         ---------                                     ------            ---------------
                  /s/ KENNETH G. HERRICK                     Chairman of the Board of    March 14, 2001
  ------------------------------------------------------       Directors
                    Kenneth G. Herrick

                    /s/ TODD W. HERRICK                      President, Chief Executive  March 14, 2001
  ------------------------------------------------------       Officer (Principal
                      Todd W. Herrick                          Executive Officer) and
                                                               Director

                  /s/ RALPH W. BABB, JR.                     Director                    March 14, 2001
  ------------------------------------------------------
                    Ralph W. Babb, Jr.

                    /s/ PETER M. BANKS                       Director                    March 14, 2001
  ------------------------------------------------------
                      Peter M. Banks

                    /s/ JON E. BARFIELD                      Director                    March 14, 2001
  ------------------------------------------------------
                      Jon E. Barfield

                     /s/ JOHN H. FOSS                        Vice President, Treasurer   March 14, 2001
  ------------------------------------------------------       and Chief Financial
                       John H. Foss                            Officer (Principal
                                                               Accounting and Principal
                                                               Financial Officer) and
                                                               Director

                   /s/ J. RUSSELL FOWLER                     Director                    March 14, 2001
  ------------------------------------------------------
                     J. Russell Fowler

                    /s/ JOHN W. GELDER                       Director                    March 14, 2001
  ------------------------------------------------------
                      John W. Gelder

                  /s/ STEPHEN L. HICKMAN                     Director                    March 14, 2001
  ------------------------------------------------------
                    Stephen L. Hickman

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     The Company's Restated Articles of Incorporation as in
          effect prior to April 22, 1992, filed as Exhibit (3) to
          Annual Report on Form 10-K for the year ended December 31,
          1991, are incorporated herein by reference.
  3.2     Certificate of Amendment to the Company's Restated Articles
          of Incorporation adopted April 22, 1992, filed as Exhibit
          B-5 to Form 8 Amendment No. 1 dated April 22, 1992 to Form
          10 Registration Statement dated April 24, 1965, is
          incorporated herein by reference.
  3.3     Certificate of Amendment to the Company's Restated Articles
          of Incorporation adopted April 27, 1994, filed as Exhibit
          (4)(c) to Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 1994, is incorporated herein by
          reference.
  3.4     Company's Amended and Restated Bylaws as amended through
          April 16, 2000, filed as Exhibit (3) to Quarterly Report on
          Form 10-Q for the quarterly period ended March 31, 2000, are incorporated herein by reference.
  4       No instruments defining the rights of holders of long-term debt are being filed because no such instrument authorizes a total amount of securities which exceeds 10% of the total
          assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any
          such instrument to the Commission upon request.
 10.1     Amended and Restated Class B Rights Agreement, filed as
          Exhibit 4 to Form 8 Amendment No. 1 dated April 22, 1992 to
          Form 8-A registering Common Stock Purchase Rights dated
          January 23, 1991, is incorporated herein by reference.
 10.2     Amendment No. 1 to Amended and Restated Class B Rights
          Agreement, filed as Exhibit 4 to Form 8 Amendment No. 2
          dated October 2, 1992 to Form 8-A registering Common Stock
          Purchase Rights dated January 23, 1991, is incorporated
          herein by reference.
 10.3     Amendment No. 2 to Amended and Restated Class B Rights
          Agreement, filed as Exhibit 4 to Form 8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A registering Common Stock
          Purchase Rights dated January 23, 1991, is incorporated
          herein by reference.
 10.4     Third Amendment to Amended and Restated Class B Rights
          Agreement, filed as Exhibit 4.2 to Current Report on Form
          8-K filed August 26, 1999, is incorporated herein by
          reference.
 10.5     Class A Rights Agreement, filed as Exhibit 4 to Form 8-A
          registering Class A Common Stock Purchase Rights dated April
          22, 1992, is incorporated herein by reference.
 10.6     Amendment No. 1 to Class A Rights Agreement, filed as
          Exhibit 4 to Form 8 Amendment No. 1 dated October 2, 1992 to
          Form 8-A registering Class A Common Stock Purchase Rights
          dated April 22, 1992, is incorporated herein by reference.
 10.7     Amendment No. 2 to Class A Rights Agreement, filed as
          Exhibit 4 to Form 8-A/A Amendment No. 2 dated June 22, 1993 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, is incorporated herein by reference.
 10.8     Third Amendment to Class A Rights Agreement, filed as
          Exhibit 4.1 to Current Report on Form 8-K filed August 26,
          1999, is incorporated herein by reference.
 10.9     Description of Death Benefit Plan (management contract or
          compensatory plan or arrangement), filed as Exhibit (10)(f)
          to Annual Report on Form 10-K for the year ended December
          31, 1992, is incorporated herein by reference.
 10.10    Management Incentive Plan, as amended through November 22,
          1995 (management contract or compensatory plan or
          arrangement), filed as Exhibit (10)(h) to Annual Report on
          Form 10-K for the year ended December 31, 1995, is
          incorporated herein by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.11    Third Amendment to Management Incentive Plan, adopted
          January 22, 1997 (management contract or compensatory plan or arrangement), filed as Exhibit (10)(i) to Annual Report on Form 10-K for the year ended December 31, 1996, is
          incorporated herein by reference.
 10.12    Fourth Amendment to Management Incentive Plan effective
          January 1, 2000 (management contract or compensatory plan or arrangement), filed as Exhibit 10.12 to the Annual Report on
          Form 10-K for the year ended December 31, 1999, is
          incorporated herein by reference.
 10.13    Fifth Amendment to Management Incentive Plan effective
          November 22, 2000 (management contract or compensatory plan or arrangement), filed herewith.
 10.14    Supplemental Executive Retirement Plan effective January 1,
          1995 (management contract or compensatory plan or
          arrangement), filed as Exhibit (10)(l) to Annual Report on
          Form 10-K for the year ended December 31, 1994, is
          incorporated herein by reference.
 10.15    Outside Directors' Voluntary Deferred Compensation Plan
          adopted November 25, 1998 (management contract or
          compensatory plan or arrangement), filed as Exhibit (10)(k)
          to Annual Report on Form 10-K for the year ended December
          31, 1998, is incorporated herein by reference.
 10.16    Voluntary Deferred Compensation Plan adopted November 25,
          1998 (management contract or compensatory plan or
          arrangement), filed as Exhibit (10)(l) to Annual Report on
          Form 10-K for the year ended December 31, 1998, is
          incorporated herein by reference.
 10.17    First Amendment to Voluntary Deferred Compensation Plan
          effective January 1, 2000 (management contract or
          compensatory plan or arrangement), filed as exhibit 10.16 to the Annual Report on Form 10-K for the year ended December
          31, 1999, as incorporated herein by reference.
 10.18    Second Amendment to Voluntary Deferred Compensation Plan
          adopted November 22, 2000 (management contract or
          compensatory plan or arrangement), filed herewith.
 21       Subsidiaries of the Company.