Form 10-Q
period 2001-03-31
TECUMSEH PRODUCTS CO
filed 2001-05-15
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended March 31, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT of 1934
         For the transition period from       to
                                        -----    ------

                          COMMISSION FILE NUMBER: 0-452


                            TECUMSEH PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

          MICHIGAN                                    38-1093240
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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class of Stock                Outstanding at May 4, 2001
--------------------------------------------------------------------------------
         Class B Common Stock, $1.00 par value                5,172,346
         Class A Common Stock, $1.00 par value               13,401,938

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)

(Dollars in millions)                                                                  MARCH 31,           DECEMBER 31,
ASSETS                                                                                     2001                 2000
                                                                                       -----------------------------------
Current Assets:
   Cash and cash equivalents                                                                $221.3               $268.2
   Accounts receivable, less allowances of $6.7 million and $6.3 million                     315.4                265.6
   Inventories                                                                               280.2                274.9
   Deferred income taxes                                                                      52.6                 56.4
   Other current assets                                                                       18.4                 17.6
                                                                                       --------------       --------------
           Total current assets                                                              887.9                882.7

Property, plant, and equipment, net                                                          430.6                444.7
Excess of cost over acquired net assets                                                       44.7                 46.8
Deferred income taxes                                                                         49.6                 41.1
Prepaid pension                                                                              130.0                123.8
Other assets                                                                                  13.2                 14.0
                                                                                       --------------       --------------
           Total assets                                                                   $1,556.0             $1,553.1
                                                                                       ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                                  $137.2               $123.5
   Income taxes payable                                                                        5.7                  5.5
   Short-term borrowings                                                                      13.1                  6.3
   Accrued liabilities                                                                       145.8                145.0
                                                                                       --------------       --------------
           Total current liabilities                                                         301.8                280.3
Long-term debt                                                                                14.0                 14.2
Other postretirement benefit liabilities                                                     190.6                189.9
Product warranty and self-insured risks                                                       23.1                 24.5
Accrual for environmental matters                                                             33.0                 33.3
Pension liabilities                                                                           15.1                 15.5
                                                                                       --------------       --------------
           Total liabilities                                                                 577.6                557.7
                                                                                       --------------       --------------

Stockholders' Equity:
    Class A common  stock,  $1 par value;  authorized  75,000,000  shares; issued and
      outstanding 13,401,938 shares in 2001 and 13,410,438 shares in 2000                     13.4                 13.4
    Class B common  stock,  $1 par value;  authorized  25,000,000  shares; issued and
      outstanding 5,245,946 shares in 2001 and 5,470,146 shares in 2000                        5.2                  5.5
   Retained earnings                                                                       1,047.5              1,050.2
   Accumulated other comprehensive income                                                    (87.7)               (73.7)
                                                                                       --------------       --------------
           Total stockholders' equity                                                        978.4                995.4
                                                                                                            --------------
           Total liabilities and stockholders' equity                                     $1,556.0             $1,553.1
                                                                                       ==============       ==============


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



(Dollars in millions except per share data)             THREE MONTHS ENDED
                                                             MARCH 31,
                                                    -------------------------------
                                                       2001                2000
                                                    -------------       ------------

  Net Sales                                              $404.7             $476.2
      Cost of sales and operating expenses                355.4              400.1
      Selling and administrative expenses                  30.5               30.9
      Nonrecurring charges                                  ---               33.5
                                                    -------------       ------------
  Operating Income                                         18.8               11.7
      Interest expense                                     (1.2)              (1.4)
      Interest income and other, net                        4.6                6.9
                                                    -------------       ------------
  Income Before Taxes on Income                            22.2               17.2
      Taxes on income                                       8.2                8.2
                                                    -------------       ------------
  Net Income                                              $14.0               $9.0
                                                    =============       ============

  Basic and Diluted Earnings Per Share                    $0.74              $0.46
                                                    =============       ============

  Weighted Average Shares
       (In thousands of shares)                          18,836             19,668
                                                    =============       ============

  Cash Dividends Declared Per Share                       $0.32              $0.32
                                                    =============       ============
















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



  (Dollars in millions)
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------
                                                                          2001              2000
                                                                     ---------------   ---------------
     Cash Flows From Operating Activities:
        Net income                                                          $ 14.0            $  9.0
        Adjustments to reconcile net income to net cash provided
           by operating activities:
              Depreciation and amortization                                   18.9              19.3
              Nonrecurring items                                               ---              33.5
              Accounts receivable                                            (56.9)            (68.1)
              Inventories                                                    (10.2)            (10.3)
              Payables and accrued expenses                                   26.0              42.7
              Prepaid pension expense                                         (6.2)             (6.3)
              Other                                                           (3.3)            (10.7)
                                                                     ---------------   ---------------
                 Cash (Used In) Provided By Operating Activities             (17.7)              9.1
                                                                     ---------------   ---------------

     Cash Flows From Investing Activities:
        Capital expenditures                                                 (13.6)            (14.9)
                                                                     ---------------   ---------------
                 Cash Used In Investing Activities                           (13.6)            (14.9)
                                                                     ---------------   ---------------

     Cash Flows From Financing Activities:
        Dividends paid                                                        (6.0)             (6.2)
        Increase in borrowings, net                                            7.0               3.7
        Repurchases of common stock                                          (10.9)            (16.5)
                                                                     ---------------   ---------------
                 Cash Used In Financing Activities                            (9.9)            (19.0)
                                                                     ---------------   ---------------

     Effect Of Exchange Rate Changes On Cash                                  (5.7)             (2.7)
                                                                     ---------------   ---------------

          Decrease In Cash And Cash Equivalents                              (46.9)            (27.5)

     Cash And Cash Equivalents:
                 Beginning of Period                                         268.2             270.5
                                                                     ---------------   ---------------
                 End of Period                                              $221.3            $243.0
                                                                     ===============   ===============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 2000 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 2000. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. Certain amounts included in the prior year's financial statements have been reclassified to conform to the 2001 presentation.

    The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Ciulla, Smith & Dale, LLP, the Company's independent certified public accountants, as described in their report contained elsewhere herein.

2.  Inventories consisted of:

       (Dollars in millions)                   MARCH 31,   DECEMBER 31,
                                                   2001          2000
    -------------------------------------------------------------------------
       Raw material and work in process            $131.6        $148.6
       Finished goods                               130.6         110.1
       Supplies                                      18.0          16.2
    -------------------------------------------------------------------------
       Total Inventories                           $280.2        $274.9
    =========================================================================


3. Management, in an effort to better meet changing customer requirements, reduce production costs and improve overall productivity and product quality, has undertaken a number of strategic initiatives designed to consolidate, streamline and realign production capabilities in its compressor manufacturing operations, both domestically and internationally.

    As a result of these initiatives, in early 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million or $1.21 per share, net of tax) related to the restructuring and realignment of its domestic and international compressor manufacturing operations. Included in this charge was $15.5 million in severance pay and other employee related costs, $3.2 million in plant closing and exit costs, and $14.8 million in asset impairment charges for idled, unusable and/or underutilized equipment. Through March 31, 2001 the Company has paid or incurred $20.3 million of the $33.5 million restructuring charges.

    The $15.5 million charge for severance pay and other employee related costs involves the termination of approximately 895 employees due to the closing of the compressor manufacturing plant in Somerset, Kentucky and 600 employees in India caused by the transfer of production to a new facility. Through March 31, 2001 the Company had expended $5.5

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                   ------------------------------------------
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

    million affecting approximately 550 employees. Management anticipates that this program will be completed by the third quarter of 2001. The plant closing and exit costs relate to the facility in Somerset, Kentucky. No amounts have been expended as of March 31, 2001. Management estimates that the plant will be permanently closed and production transferred to other facilities by the third quarter of 2001.
    The asset impairment charge represents write-downs to net realizable value of equipment dedicated to the production of a discontinued compressor model and equipment no longer needed in the restructured manufacturing operations.


4. The following table reports the Company's comprehensive income which is comprised of net earnings and net currency translation gains and losses:

    ================================================================================
    COMPREHENSIVE INCOME                                         THREE MONTHS ENDED
    (Dollars in millions)                                             MARCH 31,
                                                                 -------------------
                                                                  2001        2000
                                                                 ------      ------
    Net Income                                                  $ 14.0       $ 9.0
    Other comprehensive income (expense):
       Foreign currency translation adjustments                  (14.1)       (4.5)
    --------------------------------------------------------------------------------
    Total Comprehensive Income (Loss)                           $  (.1)      $ 4.5
    ================================================================================

5. During the first quarter of 2001, the Company repurchased 8,500 shares of its Class A common stock and 224,200 shares of its Class B common stock at an approximate cost of $10.9 million. Existing authority permits the purchase of an additional 1,267,300 shares of Class A or B in any combination.

6. The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At the direction of the EPA, the Company and its independent environmental consultants conducted a remedial investigation and feasibility study. As a result of this study, the Company believes the most appropriate course of action is active remediation to the upper river near the Company's facility, and that only monitored natural armoring should be required in the middle river and the lower river and harbor. At March 31, 2001 and December 31, 2000, the Company had accrued $30.2 and $30.3 million, respectively for estimated costs associated with the cleanup of this site.

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

    In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action, which may be necessary with regard to such other sites. At March 31, 2001 and December 31, 2000, the Company had accrued $39.7 million and $40.1 million, respectively for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

    timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

8. The Company has three reportable segments based on the similarity of products produced: Compressor Products, Engine and Power Train Products, and Pump Products. There has been no change since the prior year-end in the methods used to determine reportable segments. The 2000 segment operating income has been restated to conform to the 2001 presentation. The effect on segment income was not material. There has been no material change in total assets for each reportable segment (other than changes due to normal, cyclical business operations) since December 31, 2000. Revenues and operating income by segment for the periods indicated are as follows:

    BUSINESS SEGMENT DATA

                                                              THREE MONTH ENDED
                                                        ------------------------------
    (Dollars in millions)                                         MARCH 31,
                                                        ------------------------------
                                                           2001              2000
                                                        ------------      ------------
    Net Sales:
       Compressor Products                                  $236.3            $247.1
       Engine and Power Train Products                       137.1             196.3
       Pump Products                                          31.3              32.8
                                                        ------------      ------------

              Total Net Sales                               $404.7            $476.2
                                                        ============      ============

    Operating Income:
       Compressor Products                                  $ 13.5             $21.2
       Engine and Power Train Products                         4.5              22.3
       Pump Products                                           3.0               4.1
       Corporate expenses                                     (2.2)             (2.4)
       Nonrecurring charges                                    ---             (33.5)
                                                        ------------      ------------

              Total Operating Income                          18.8              11.7

       Interest Expense                                       (1.2)             (1.4)
       Interest income and other, net                          4.6               6.9
                                                        ------------      ------------

    Income Before Taxes on Income                           $ 22.2            $ 17.2
                                                        ============      ============

                         INDEPENDENT ACCOUNTANTS' REPORT



May 11, 2001

Tecumseh Products Company
Tecumseh, Michigan


       We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of March 31, 2001 and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




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


RESULTS OF OPERATIONS

Consolidated sales in the first quarter of 2001 amounted to $404.7 million compared to sales of $476.2 million in the first quarter of 2000. Consolidated net income for the first quarter of 2001 amounted to $14.0 million, or $0.74 per share, compared to $9.0 million or $.46 per share in the first quarter of 2000. Exclusive of nonrecurring charges of $23.3 million net of tax, first quarter 2000 net income was $32.3 million, or $1.64 per share.

Compressor Products

Compressor Products sales for the first quarter declined from $247.1 million in 2000 to $236.3 million in 2001. The reduction in sales resulted primarily from lower demand in the commercial refrigeration market as well as low levels of capital spending in the beverage dispensing market. Sales of compressors in the room air conditioning market segment, while relatively flat compared to the first quarter of 2000, remained at reduced levels due to continuing price competition from Asian producers.

First quarter 2001 Compressor Products operating income amounted to $13.5 million compared to $21.2 million in the first quarter of 2000. In addition to the effects of lower sales and reduced fixed cost coverage which resulted from reduced production volumes, Compressor Products operations were adversely impacted by the costs and production inefficiencies associated with the closure of the Somerset, Kentucky manufacturing plant and the transfer of equipment and compressor production to other facilities. The negative impact of the Somerset actions on operating income amounted to approximately $5 - $6 million in the first quarter of 2001. While it is expected that these actions will be completed by July 1, 2001, costs associated with production ramp-up and start-up inefficiencies at the other production facilities are expected to continue, at progressively lower rates, into the fourth quarter.

Although slightly reduced from 2000 levels, first quarter 2001 sales and profits at the Brazilian compressor operations remained strong. For the three months ended March 31, 2001, the Brazilian operations contributed approximately 84% of the total Compressor Products operating profit compared to 64% in the same period of 2000.

Engine and Power Train Products

Results in the Company's Engine and Power Train business declined significantly in the first quarter of 2001 when compared to the same period of the previous year. Net sales declined to $137.1 million in 2001 compared to $196.3 million in 2000.

Demand for the Company's Engine and Power Train products was down in nearly all product lines when compared to the first quarter of 2000. Lawn and garden applications, which comprise a significant portion of Engine and Power Train Group sales were particularly hard hit by reduced demand. A late spring season throughout large portions of the country coupled with high customer inventories contributed significantly to the reduction in demand. The only major market which showed improvement during the quarter was snow thrower engines.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Segment operating income fell to $4.5 million in the period ended March 31, 2001 compared to $22.3 million in the first quarter of 2000. The primary reasons behind the decline in operating profits were the significant reduction in sales and the lower levels of fixed cost absorption resulting from reduced production activity.

While retail sales have recently begun to show some improvement, it is doubtful that lost first quarter sales can be made up later. As a result, conditions in the Engine and Power Train business are expected to remain relatively weak through the second quarter. Sales and earnings in the second quarter will be significantly below those of the second quarter of 2000. In order to address this weakness in market conditions as well as relatively high levels of inventory in relation to demand, the Company curtailed its production schedules during April and will continue to adjust production as conditions warrant.

Pump Products

Pump Products sales declined to $31.3 million in the quarter ended March 31, 2001 compared to $32.8 million in the same period of 2000. The primary reason for the sales decrease was a reduction in sales for water gardening applications. This was partially offset by increased sales to the plumbing market. The decline in water gardening sales was primarily a result of poor weather conditions during the quarter.

Pump business operating income amounted to $3.0 million in 2001 compared to $4.1 million in 2000. Reduced retail sales and increased costs associated with the absorption and integration of the fourth quarter 2000 acquisition of Interon Corporation contributed to the reduction in operating income.

Nonrecurring Charges

During the first quarter of 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million net of tax) related to the restructuring and realignment of its compressor manufacturing operations, both domestically and internationally. The charges consisted primarily of plant closing costs including employee termination liabilities, plant decommissioning expenses, the write-off, removal, and storage of obsolete equipment, a workforce reduction charge at the Indian compressor operations, and an asset impairment charge. Included in the $33.5 million charge were cash items of approximately $15.8 million which will be paid from Company funds, and $2.9 million which will be paid from pension plan assets. The balance of $14.8 million was comprised of non-cash items, principally the write down or impairment of long-lived assets. Through March 31, 2001, approximately $5.5 million had been expended on the cash items. The Company anticipates the remaining amounts will be paid throughout the balance of 2001 and into 2002.

Interest Income and Other, Net

Interest income and other, net amounted to $4.6 million in the first quarter of 2001 compared to $6.9 million in the first quarter of 2000. This reduction resulted primarily from lower overall interest rates both in the U.S. and Brazil as well as lower available invested cash.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Taxes on Income

The effective income tax rate was 36.9% in the first quarter of 2001 compared to 47.7% in the first quarter of 2000. The higher effective rate in 2000 reflected a valuation allowance established for deferred tax assets recorded during the quarter in India.

Outlook

Although second quarter sales and earnings are expected to improve over the first quarter, Somerset plant closing costs and continued weakness in the engine and power train business are likely to cause second quarter results to be below those of the second quarter of 2000.

In view of poor market conditions and the over-capacity situation which exists in the Company's two main operating segments, Compressors Products and Engine and Power Train Products, it is highly likely that the Company will undertake further restructuring and realignment actions designed to address capacity issues, as well as to improve overall cost structure and competitive position in all its major markets. Studies are currently underway to determine how best to reorganize the Company's operations in light of current and projected market conditions. As these actions are finalized, future results will be impacted by one or more nonrecurring charges. While the amount and timing of these charges cannot currently be accurately predicted, they may affect several quarterly periods or years, and they could be material to the reported results in the particular quarter or year in which they are recorded.

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first quarter of 2001 used cash flows of $17.7 million compared to $9.1 million generated in 2000. This decrease resulted primarily from reduced operating results exclusive of nonrecurring items. Working capital of $586.1 million at March 31, 2001 was down slightly from $602.4 million at the end of 2000. First quarter 2001 capital spending was $13.6 million compared to $14.9 million in the first quarter of 2000. Total capital spending for 2001 should approximate $60 million.

Working capital requirements, planned capital investment and stock repurchase expenditures for 2001 are expected to be financed primarily through internally generated funds; however, short-term borrowings and various financial instruments are utilized from time to time to hedge currency risk and finance foreign working capital requirements. The Company maintains a $100 million revolving credit facility that is available for general corporate purposes. The Company may also utilize long-term financing arrangements in connection with state investment incentive programs.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. It is likely that additional production realignment and consolidation

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

initiatives will take place during 2001 that could have a material effect on the consolidated financial position and future results of operations of the Company.

As part of its previously announced share repurchase program, the Company purchased 8,500 shares of Class A common stock and 293,300 of Class B common stock during the first quarter of 2001 at an approximate cost of $10.9 million.

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

At March 31, 2001 and December 31, 2000, the Company had accrued $39.7 and $40.1 million, respectively for environmental remediation, including $30.2 and $30.3 million, respectively relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.


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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to: i) changes in business conditions and economy in general in both foreign and domestic markets; ii) weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; iii) the extent to which the decline in demand for lawn and garden and utility engines will continue, and the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; iv) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; v) economic trend factors such as housing starts; vi) governmental

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

regulations; vii) availability of materials; viii) actions of competitors ; ix) the ultimate cost of resolving environmental matters; x) the extent of any business disruption resulting from the conversion to the Euro; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations and the ultimate cost of those initiatives; and xiii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.


                     PART I. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report for year ended December 31, 2000 under the caption of "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk" and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first quarter of 2001.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At March 31, 2001 and December 31, 2000, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $33.3 and $37.2 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at March 31, 2001 and December 31, 2000 were $25.2 and $25.0 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 25, 2001. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

All of management's nominees for directors as listed in the proxy statement were elected with the following votes:

                                                                               VOTES
                         DIRECTOR                    VOTES FOR                WITHHELD
                  -------------------                ---------                --------
                  Kenneth G. Herrick                 4,381,571                 6,227
                  Todd W. Herrick                    4,382,019                 5,782
                  John H. Foss                       4,382,164                 5,637
                  Ralph W. Babb, Jr.                 4,382,014                 5,787
                  Peter M. Banks                     4,381,964                 5,837
                  Jon E. Barfield                    4,382,164                 5,637
                  J. Russell Fowler                  4,378,774                 9,027
                  John W. Gelder                     4,381,964                 5,837
                  Stephen L. Hickman                 4,382,064                 5,737


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibit
            Number                  Description
            ------                  -----------


           None

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                 TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TECUMSEH PRODUCTS COMPANY
                                 -------------------------
                                         (Registrant)



Dated:  May 15, 2001             BY:   /s/ JOHN H. FOSS
      -----------------             ------------------------------------
                                       John H. Foss
                                       Vice President, Treasurer and
                                       Chief Financial Officer (on behalf
                                       of the Registrant and as principal
                                       financial officer)