Form 10-Q
period 2001-06-30
TECUMSEH PRODUCTS CO
filed 2001-08-14
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended June 30, 2001

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class of Stock                   Outstanding at July 26, 2001
--------------------------------------------------------------------------------
         Class B Common Stock, $1.00 par value               5,147,846
         Class A Common Stock, $1.00 par value              13,401,938

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)



(Dollars in millions)                                                                      June 30,         December 31,
                                                                                             2001               2000
                                                                                         ---------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                 $245.0              $268.2
   Accounts receivable, less allowances of $6.7 million and $6.3 million                      267.7               265.6
   Inventories                                                                                274.6               274.9
   Deferred income taxes                                                                       54.4                56.4
   Other current assets                                                                        18.6                17.6
                                                                                         -------------      --------------
           Total current assets                                                               860.3               882.7

Property, plant, and equipment, net                                                           435.6               444.7
Excess of cost over acquired net assets                                                        42.9                46.8
Deferred income taxes                                                                          55.0                41.1
Prepaid pension                                                                               138.4               123.8
Other assets                                                                                   13.0                14.0
                                                                                         -------------      --------------
           Total assets                                                                    $1,545.2            $1,553.1
                                                                                         =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                                   $126.4              $123.5
   Income taxes payable                                                                         6.1                 5.5
   Short-term borrowings                                                                        7.9                 6.3
   Accrued liabilities                                                                        152.4               145.0
                                                                                         -------------      --------------
           Total current liabilities                                                          292.8               280.3
Long-term debt                                                                                 13.9                14.2
Other postretirement benefit liabilities                                                      191.0               189.9
Product warranty and self-insured risks                                                        22.7                24.5
Accrual for environmental matters                                                              32.9                33.3
Pension liabilities                                                                            14.5                15.5
                                                                                         -------------      --------------
           Total liabilities                                                                  567.8               557.7
                                                                                         -------------      --------------

Stockholders' Equity:
    Class A common stock, $1 par value; authorized 75,000,000 shares;
      issued and outstanding 13,401,938 shares in 2001 and 13,410,438 shares in 2000           13.4                13.4
    Class B common stock, $1 par value; authorized 25,000,000 shares; issued
      and outstanding 5,147,846 shares in 2001 and 5,470,146 shares in 2000                     5.1                 5.5
   Retained earnings                                                                        1,054.8             1,050.2
   Accumulated other comprehensive income                                                     (95.9)              (73.7)
                                                                                         -------------      --------------
           Total stockholders' equity                                                         977.4               995.4
                                                                                         -------------      --------------
           Total liabilities and stockholders' equity                                      $1,545.2            $1,553.1
                                                                                         =============      ==============

The accompanying notes are an integral part of these Consolidated Financial Statements.
                                                                          Page 2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited and subject to year end adjustments)


(Dollars in millions except per share data)                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                           --------------------------------    -----------------------------

                                                                  2001              2000             2001            2000
                                                           ---------------    -------------    -------------    ------------

Net sales                                                        $382.0           $466.4           $786.7          $942.6
   Cost of sales and operating expenses                           322.8            393.0            678.2           793.1
   Selling and administrative expenses                             32.7             32.6             63.2            63.5
   Nonrecurring charges                                             ---              ---              ---            33.5
                                                           ---------------    -------------    -------------    ------------
Operating income                                                   26.5             40.8             45.3            52.5
   Interest expense                                                (1.3)            (1.5)            (2.5)           (2.9)
   Interest income and other, net                                   4.6              6.1              9.2            13.0
                                                           ---------------    -------------    -------------    ------------
 Income before taxes on income                                     29.8             45.4             52.0            62.6
   Taxes on income                                                 12.3             16.9             20.5            25.1
                                                           ---------------    -------------    -------------    ------------
Net income                                                        $17.5           $ 28.5            $31.5          $ 37.5
                                                           ===============    =============    =============    ============

Basic and diluted earnings per share                              $0.94            $1.47            $1.68          $ 1.92
                                                           ===============    =============    =============    ============

Weighted average shares
   (In thousands of shares)                                      18,572           19,327           18,704          19,471
                                                           ===============    =============    =============    ============


Cash dividends declared per share                                 $0.32           $ 0.32            $0.64          $ 0.64
                                                           ===============    =============    =============    ============






















The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited and subject to year end adjustments)



                                                                                           SIX MONTHS ENDED
(Dollars in millions)                                                                          JUNE 30,
                                                                                   ---------------------------------
                                                                                       2001               2000
                                                                                   --------------    ---------------

Cash Flows From Operating Activities:
   Net income                                                                            $31.5              $37.5
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                      37.3               37.8
       Nonrecurring items                                                                  ---               33.5
       Accounts receivable                                                               (12.5)             (44.1)
       Inventories                                                                        (4.1)             (13.2)
       Payables and accrued expenses                                                      24.1               47.5
       Prepaid pension expense                                                           (14.5)             (12.5)
       Other                                                                              (5.0)              (9.5)
                                                                                   --------------    ---------------
          Cash Provided By Operating Activities                                           56.8               77.0
                                                                                   --------------    ---------------


Cash Flows From Investing Activities:
    Business acquisition, net of cash acquired                                           (15.5)               ---
    Capital expenditures                                                                 (30.8)             (31.3)
                                                                                   --------------    ---------------

         Cash Used in Investing Activities                                               (46.3)             (31.3)
                                                                                   --------------    ---------------


Cash Flows From Financing Activities:
    Dividends paid                                                                       (11.9)             (12.4)
    Increase (decrease) in borrowings, net                                                 1.8               (4.2)
    Repurchases of common stock                                                          (15.3)             (27.5)
                                                                                   --------------    ---------------
           Cash Used in Financing Activities                                             (25.4)             (44.1)
                                                                                   --------------    ---------------


Effect Of Exchange Rate Changes On Cash                                                   (8.3)              (2.2)
                                                                                   --------------    ---------------


    Decrease in Cash and Cash Equivalents                                                (23.2)              (0.6)

Cash And Cash Equivalents:
           Beginning of period                                                           268.2              270.5
                                                                                   --------------    ---------------
           End of period                                                                $245.0            $ 269.9
                                                                                   ==============    ===============









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


2.    Inventories consisted of:

      (Dollars in millions)                                                         JUNE 30,          DECEMBER 31,
      --------------------------------------------------------------------------------------------------------------
                                                                                      2001               2000
      --------------------------------------------------------------------------------------------------------------

      Raw material and work in process                                                $130.0                 $148.6
      Finished goods                                                                   126.6                  110.1
      Supplies                                                                          18.0                   16.2
      --------------------------------------------------------------------------------------------------------------

      Total Inventories                                                               $274.6                 $274.9
      ==============================================================================================================


3. Management, in an effort to better meet changing customer requirements, reduce production costs and improve overall productivity and product quality, has undertaken a number of strategic initiatives designed to consolidate, streamline and realign production capabilities in its compressor manufacturing operations, both domestically and internationally.

    As a result of these initiatives, in early 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million or $1.21 per share, net of tax) related to the restructuring and realignment of its domestic and international compressor manufacturing operations. Included in this charge was $15.5 million in severance pay and other employee related costs, $3.2 million in plant closing and exit costs, and $14.8 million in asset impairment charges for idled, unusable and/or underutilized equipment. As of June 30, 2001 approximately $4.5 million of these restructuring items remained to be paid or incurred.

    The $15.5 million charge for severance pay and other employee related costs involves the termination of approximately 895 employees due to the closing of the compressor manufacturing plant in Somerset, Kentucky and 600 employees in India caused by the transfer of production to a new facility. At June 30, 2001, this program was substantially complete.

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

4. The following table reports the Company's comprehensive income which is comprised of net earnings and net currency translation gains and losses:


      COMPREHENSIVE INCOME                                             THREE MONTHS ENDED               SIX MONTHS ENDED
      (Dollars in millions)                                                  JUNE 30,                       JUNE 30,
                                                                      2001            2000            2001           2000
      ------------------------------------------------------------------------------------------------------------------------


      Net Income                                                      $17.5            $28.5          $31.5           $37.5
      Other comprehensive income (expense):
      Foreign currency translation adjustments                         (8.2)            (3.6)         (22.3)           (8.1)
      ------------------------------------------------------------ -----------     ------------    -----------    ------------
      Total Comprehensive Income                                       $9.3            $24.9           $9.2           $29.4
      ============================================================ ===========     ============    ===========    ============

5. During the second quarter of 2001, the Company repurchased 98,100 shares of its Class B common stock at an approximate cost of $4.4 million. During the first half of 2001, the Company repurchased 8,500 shares of its Class A common stock and 322,300 shares of its Class B common stock at an approximate cost of $15.3 million. Existing authority permits the purchase of an additional 1,169,200 shares of Class A or B in any combination.

6. The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At the direction of the EPA, the Company and its independent environmental consultants conducted a remedial investigation and feasibility study. As a result of this study, the Company believes the most appropriate course of action is active remediation to the upper river near the Company's facility, and that only monitored natural armoring should be required in the middle river and the lower river and harbor. At June 30, 2001 and December 31, 2000, the Company had accrued $30.1 and $30.3 million, respectively for estimated costs associated with the cleanup of this site.

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

      In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At June 30, 2001 and December 31, 2000, the Company had accrued $39.6 million and $40.1 million, respectively for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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



     BUSINESS SEGMENT DATA
     (Dollars in millions)                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                         JUNE 30,
                                                                   2001            2000             2001            2000
     -------------------------------------------------------------------------------------------------------------------------


     NET SALES:
          Compressor Products                                     $236.1            $266.1         $472.4            $513.2
          Engine and Power Train Products                          109.2             162.4          246.3             358.7
          Pump Products                                             36.7              37.9           68.0              70.7
     ---------------------------------------------------------- -----------    --------------    -----------    --------------
              Total Net Sales                                     $382.0            $466.4         $786.7            $942.6
     ========================================================== ===========    ==============    ===========    ==============

     OPERATING INCOME:
          Compressor Products                                      $23.3            $ 27.5          $36.8            $ 48.7
          Engine and Power Train Products                           (0.1)              9.4            4.4              31.7
          Pump Products                                              5.0               5.8            8.0               9.9
          Corporate expenses                                        (1.7)             (1.9)          (3.9)             (4.3)
          Nonrecurring items                                         ---               ---            ---             (33.5)
     ---------------------------------------------------------- -----------    --------------    -----------    --------------
              Total Operating Income                                26.5              40.8           45.3              52.5
          Interest expense                                          (1.3)             (1.5)          (2.5)             (2.9)
          Interest income and other, net                             4.6               6.1            9.2              13.0
     ---------------------------------------------------------- -----------    --------------    -----------    --------------

     INCOME BEFORE TAXES ON INCOME                                 $29.8            $ 45.4          $52.0            $ 62.6
     ========================================================== ===========    ==============    ===========    ==============


9. In early July 2001, the Company offered an early retirement incentive package to approximately 20% of its North American salaried employees in both the Compressor Products Group and Engine and Power Train Products Group. Eligible employees have until September 14, 2001 to elect retirement under the program. The Company anticipates achieving substantial, ongoing payroll savings as a result of this program. A nonrecurring

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


      charge will be incurred in the third quarter of this year reflecting pension and health care benefit costs associated with those employees electing early retirement. The amount of this charge, as well as the amount of potential ongoing cost reductions, will depend on a number of factors including the number of employees electing to participate, as well as their respective ages, years of service, and salaries.

10. In May 2001, the Company acquired an engine manufacturing facility in the Czech Republic for $15.5 million. This transaction was accounted for as an asset purchase.

                         INDEPENDENT ACCOUNTANTS' REPORT



August 8, 2001

Tecumseh Products Company
Tecumseh, Michigan


       We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of June 30, 2001 and the related consolidated condensed statements of income and cash flows for the three months and six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


RESULTS OF OPERATIONS

         Consolidated sales for the second quarter of 2001 amounted to $382.0 million compared to sales of $466.4 million in the same quarter of 2000. Sales for the six months ended June 30, 2001 were $786.7 million compared to sales of $942.6 million in the first half of 2000. Net income for the second quarter of 2001 amounted to $17.5 million or $0.94 per share compared with net income of $28.5 million or $1.47 per share in the second quarter of 2000. Second quarter 2001 results were unfavorably impacted by the settlement of a $1.3 million foreign tax claim which had the effect of increasing the effective income tax rate to 41% for the quarter. Net income before nonrecurring items amounted to $31.5 million or $1.68 per share for the first half of 2001 compared to $60.8 million or $3.12 per share in the first half of 2000. Nonrecurring charges of $23.3 million, net of tax, had the effect of reducing reported earnings for the first half of 2000 to $37.5 million or $1.92 per share.

         The reduced 2001 results were due primarily to lower sales and profits in the Company's two major business segments, Compressor Products and Engine and Power Train Products.

Compressor Products

         Second quarter 2001 Compressor Products sales declined to $236.1 million from $266.1 million in the second quarter of 2000. Compressor Products sales in the six months ended June 30, 2001 declined to $472.4 million compared to $513.2 million in the first six months of 2000. The impact of foreign currency translation in the three and six months ended June 30, 2001 was to reduce Compressor Products sales by approximately $7.1 million and $13.1 million respectively. Demand for the Company's compressor products in nearly all market segments was reduced in 2001 when compared to 2000 results. Demand in the air conditioning markets, both room air and unitary, decreased in the three and six month periods compared to 2000 levels. The room air market has been particularly hard hit from the impact of, not only continued price competition from Asian producers, but also the shifting of production of finished room air conditioning units from the United States to Asia by domestic manufacturers.

         Compressor Products operating income for the second quarter of 2001 amounted to $23.3 million compared to $27.5 million in the second quarter of 2000. Operating income for the six months ended June 30, 2001 amounted to $36.8 million compared to $48.7 million in the first six months of 2000.

         Results from the Company's Brazilian compressor operations remained strong and contributed approximately 43% and 58% of the Compressor Products operating income for the three and six month periods ended June 30, respectively. Operations in India produced a profit in the second quarter of 2001 reflecting improved operating efficiencies and lower unit costs when compared to 2000. Nonetheless, demand for the Company's products in India, particularly in the refrigeration market, remained soft and selling prices came under increased pressure from other Asian manufacturers.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engine and Power Train Products

         Engine and Power Train Products sales amounted to $109.2 million in the second quarter of 2001 compared to $162.4 million in the second quarter of 2000. Sales in the first half of 2001 were $246.3 million compared to $358.7 million in the first half of 2000. Engine and Power Train Products generated an operating loss of $0.1 million in the second quarter of 2001 compared to an operating profit of $9.4 million in the second quarter of 2000. Operating income in the six months ended June 30, 2001 declined to $4.4 million from $31.7 million in 2000.

         Both sales and profits in the three and six month periods ended June 30, 2001 were severely impacted by reduced demand for the Company's lawn and garden engines. Poor spring weather conditions, high customer inventories and a soft economy resulted in generally weak retail demand for walk behind rotary mowers, the primary application for the Company's engines. Sales of engines in the European market were significantly reduced in the second quarter of 2001 compared to the second quarter of 2000. Year-to-date European results also showed a significant reduction compared to 2000.

Pump Products

         Sales and operating profits in the Pump Products both reflected slight decreases from 2000 levels. Sales in the second quarter of 2001 amounted to $36.7 million compared to $37.9 million in 2000. Year-to-date sales amounted to $68.0 million in 2001 compared to $70.7 million in the previous year. Operating income amounted to $5.0 million in the quarter ended June 30, 2001 compared to $5.8 million in the same period of 2000. Operating income in the first half of 2001 decreased to $8.0 million from $9.9 million in 2000.

         A weak economy and generally soft retail demand, particularly for the Company's water gardening products, were primarily responsible for these reduced results.

Nonrecurring Charges

         During the first quarter of 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million net of tax) related to the restructuring and realignment of its compressor manufacturing operations, both domestically and internationally. The charges consisted primarily of plant closing costs including employee termination liabilities, plant decommissioning expenses, the write-off, removal, and storage of obsolete equipment, a workforce reduction charge at the Indian compressor operations, and an asset impairment charge. Included in the $33.5 million charge were cash items of approximately $15.8 million which will be paid from Company funds, and $2.9 million which will be paid from pension plan assets. The balance of $14.8 million was comprised of non-cash items, principally the write down or impairment of long-lived assets. As of June 30, 2001, approximately $4.5 million of these restructuring items remains to be paid or incurred.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income and Other, Net

         Interest income and other, net amounted to $4.6 million in the quarter ended June 30, 2001 compared to $6.1 million in the same quarter of 2000. Interest income and other, net amounted to $9.2 million in the first half of 2001 compared to $13.0 million in the first half of 2000. These reductions resulted primarily from lower overall interest rates both in the U.S. and Brazil as well as lower available invested cash.

Taxes on Income

         The effective income tax rate was 41.3% in the second quarter of 2001 and 39.4% for the first half of the year compared to 37.2% and 40.1% in the comparable periods of 2000. The higher effective rate in the second quarter of 2001 reflects the resolution of a $1.3 million foreign tax claim in Italy.

Outlook

         Competitive pricing pressures and worldwide excess production capacity will continue to impact the compressor business. Brazilian sales are expected to remain strong during the last half of the year, but risks exist relative to the ongoing Brazilian energy crisis and weakening local economy. In response to the energy crisis, the Company has ordered several power generation plants which will be capable of running the production facilities in the event of power curtailments or power shut-off. The units should be installed and running by the end of the third quarter. Management anticipates export sales, which comprised roughly 70% of the Brazilian unit's sales in the second quarter of 2001, will improve as a result of the recent weakening of the Brazilian currency. While the Company anticipates a reasonably robust market for its snow thrower engines during the second half of the year, demand for other Engine and Power Train Products is expected to remain weak. As a result, 2001 consolidated second half earnings before any special charges are expected to approximate the earnings level reported for the second half of 2000.

         In early July 2001, the Company offered an early retirement incentive package to approximately 20% of its North American salaried employees in both the Compressor Products Group and Engine and Power Train Products Group. Eligible employees have until September 14, 2001 to elect retirement under the program. The Company anticipates achieving substantial, ongoing payroll savings as a result of this program. A nonrecurring charge will be incurred in the third quarter of this year reflecting pension and health care benefit costs associated with those employees electing early retirement. The amount of this charge, as well as the amount of potential ongoing cost reductions, will depend on a number of factors including the number of employees electing to participate, as well as their respective ages, years of service, and salaries.

         In response to intense pricing competition from Asian producers in the room air conditioning market, as well as a shifting of the manufacture of finished room air conditioning units to Asian countries by domestic manufacturers, the Company has elected to move the majority of its remaining U.S. based production capacity of room air compressors to Brazil, where the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company believes it can manufacture at lower overall cost. It is highly likely that the Company will undertake further restructuring and/or realignment actions designed to address capacity issues, as well as to improve overall cost structure and competitive positions in all its major markets. Such actions may include further personnel reductions, plant closings and/or plant and equipment relocations to lower cost areas, either domestic or foreign. As these restructuring plans are finalized, future results will be impacted by one or more nonrecurring charges. While the amount and timing of these charges cannot currently be accurately predicted, they may affect several quarterly periods or years, and they could be material to the reported results in the particular quarter or year in which they are recorded.

LIQUIDITY, CAPITAL RESOURCES AND RISKS

         Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first half of 2001 generated cash of $56.8 million compared to $77.0 million in the first six months of 2000. This reduction resulted primarily from reduced operating results exclusive of nonrecurring charges, partially offset by reduced working capital requirements. The Company continues to maintain a strong balance sheet and liquid financial position. Working capital amounted to $567.5 million at June 30, 2001. The ratio of current assets to current liabilities was approximately 2.94 to 1. First half capital spending was $30.8 million compared to $31.3 million in the first half of 2000. Total capital spending for 2001 should approximate $60 million. In the first six months of 2001, the Company repurchased 8,500 shares of Class A stock and 322,300 shares of Class B stock at a total cost of $15.3 million. Dividends paid on common stock amounted to $11.9 million in the first six months of 2001 compared to $12.4 million in the same period of 2000.

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

         At June 30, 2001 and December 31, 2000, the Company had accrued $39.6 and $40.1 million, respectively, for environmental remediation, including $30.1 and $30.3 million, respectively, relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

         Investors are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to: i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; iii) the extent to which the decline in demand for lawn and garden and utility engines and the unfavorable product mix in that segment of the Company's business will continue, and the success of the Company's ongoing efforts to bring costs in line with projected production levels and product mix; iv) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; v) economic trend factors such as housing starts; vi) governmental regulations;
vii) availability of materials; viii) actions of competitors; ix) the ultimate cost of resolving environmental matters; x) the ultimate cost of the early retirement program and the amount of potential long-term cost savings; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations and the ultimate cost of those initiatives; xiii) the cost of moving substantially all of the Company's room air conditioning production to Brazil and the extent to which the expected benefits of the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

move are achieved; and xiv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

         The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At June 30, 2001 and December 31, 2000, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $29.3 and $37.2 million, respectively.

         The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total notional values of commodity forwards outstanding at June 30, 2001 and December 31, 2000 were $28.5 and $25.0 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit
         Number                  Description

         None

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                 TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECUMSEH PRODUCTS COMPANY
                                       ------------------------------
                                               (Registrant)



Dated:      August 14, 2001            BY: /s/  JOHN H. FOSS
      --------------------------       ------------------------------
                                           John H. Foss
                                           Vice President, Treasurer and
                                           Chief Financial Officer(on behalf
                                           of the Registrant and as principal
                                           financial officer)