Form 10-Q
period 2001-09-30
TECUMSEH PRODUCTS CO
filed 2001-11-13
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
         For the transition period from ______to ______

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

         Yes [X]  No [  ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class of Stock                       Outstanding at November 1, 2001
--------------------------------------------------------------------------------
Class B Common Stock, $1.00 par value                     5,077,746
Class A Common Stock, $1.00 par value                    13,401,938

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)

     (Dollars in millions)                                                  September 30,   December 31,
                                                                                2001            2000
                                                                            ----------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                  $  264.9       $  268.2
   Accounts receivable, less allowances of
     $6.7 million and $6.3 million                                               227.5          265.6
   Inventories                                                                   260.9          274.9
   Deferred and recoverable income taxes                                          68.5           56.4
   Other current assets                                                           16.1           17.6
                                                                              --------       --------
           Total current assets                                                  837.9          882.7

Property, plant, and equipment, net                                              430.2          444.7
Goodwill                                                                          44.9           46.8
Deferred income taxes                                                             58.1           41.1
Prepaid pension expense                                                          128.8          123.8
Other assets                                                                      14.9           14.0
                                                                              --------       --------
           Total assets                                                       $1,514.8       $1,553.1
                                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                    $  105.0       $  123.5
   Income taxes payable                                                            8.7            5.5
   Short-term borrowings                                                           7.4            6.3
   Accrued liabilities                                                           141.4          145.0
                                                                              --------       --------
           Total current liabilities                                             262.5          280.3
Long-term debt                                                                    13.8           14.2
Other postretirement benefit liabilities                                         202.6          189.9
Product warranty and self-insured risks                                           22.3           24.5
Accrual for environmental matters                                                 32.5           33.3
Pension liabilities                                                               15.7           15.5
                                                                              --------       --------
           Total liabilities                                                     549.4          557.7
                                                                              --------       --------

Stockholders' Equity:
    Class A common stock, $1 par value;
      authorized 75,000,000 shares; issued  and
      outstanding 13,401,938 shares in 2001 and
      13,410,438 shares in 2000                                                   13.4           13.4
    Class B common stock, $1 par value;
      authorized 25,000,000 shares; issued and
      outstanding 5,080,746 shares in 2001 and
      5,470,146 shares in 2000                                                     5.1            5.5
   Retained earnings                                                           1,051.4        1,050.2
   Accumulated other comprehensive income                                       (104.5)         (73.7)
                                                                              --------       --------
           Total stockholders' equity                                            965.4          995.4
                                                                              --------       --------
           Total liabilities and stockholders' equity                         $1,514.8       $1,553.1
                                                                              ========       ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Unaudited and subject to year end adjustments)

(Dollars in millions except per share data)       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                             ---------------------------       ---------------------------
                                                2001             2000             2001             2000
                                             ----------       ----------       ----------       ----------
Net sales                                    $    313.1       $    348.8       $  1,099.8       $  1,291.4
   Cost of sales and operating expenses           263.4            305.6            943.2          1,098.7
   Selling and administrative expenses             28.0             27.1             89.6             90.6
   Nonrecurring charges                            29.3               --             29.3             33.5
                                             ----------       ----------       ----------       ----------
Operating income (loss)                            (7.6)            16.1             37.7             68.6
   Interest expense                                (0.9)            (1.6)            (3.4)            (4.5)
   Interest income and other, net                   7.4              6.8             16.6             19.8
                                             ----------       ----------       ----------       ----------
 Income (loss) before taxes                        (1.1)            21.3             50.9             83.9
   Taxes on income                                 (6.3)             7.5             14.2             32.6
                                             ----------       ----------       ----------       ----------
Net income                                   $      5.2       $     13.8       $     36.7       $     51.3
                                             ==========       ==========       ==========       ==========

Basic and diluted earnings per share         $     0.28       $     0.73       $     1.97       $     2.65
                                             ==========       ==========       ==========       ==========

Weighted average shares
   (In thousands of shares)                      18,545           19,052           18,650           19,330
                                             ==========       ==========       ==========       ==========

Cash dividends declared per share            $     0.32       $     0.32       $     0.96       $     0.96
                                             ==========       ==========       ==========       ==========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited and subject to year end adjustments)

                                                                   NINE MONTHS ENDED
(Dollars in millions)                                                SEPTEMBER 30,
                                                                 ---------------------
                                                                   2001          2000
                                                                 -------       -------
Cash Flows From Operating Activities:
   Net income                                                    $  36.7       $  51.3
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                55.2          55.0
       Nonrecurring items                                           29.3          33.5
       Accounts receivable                                          30.1           8.0
       Inventories                                                   6.0         (21.0)
       Payables and accrued expenses                               (20.7)         24.0
       Prepaid pension expense                                     (21.6)        (18.8)
       Other                                                        (7.7)        (15.1)
                                                                 -------       -------
          Cash Provided By Operating Activities                    107.3         116.9
                                                                 -------       -------

Cash Flows From Investing Activities:
    Business acquisition, net of cash acquired                     (15.5)           --
    Capital expenditures                                           (48.6)        (45.7)
                                                                 -------       -------
         Cash Used in Investing Activities                         (64.1)        (45.7)
                                                                 -------       -------

Cash Flows From Financing Activities:
    Dividends paid                                                 (17.9)        (18.5)
    Increase (decrease) in borrowings, net                           0.7          (2.8)
    Repurchases of common stock                                    (18.0)        (38.1)
                                                                 -------       -------
           Cash Used in Financing Activities                       (35.2)        (59.4)
                                                                 -------       -------

Effect Of Exchange Rate Changes On Cash                            (11.3)         (6.4)
                                                                 -------       -------

Increase (Decrease) in Cash and Cash Equivalents                    (3.3)          5.4

Cash And Cash Equivalents:
           Beginning of period                                     268.2         270.5
                                                                 -------       -------
           End of period                                         $ 264.9       $ 275.9
                                                                 =======       =======

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

2.       Inventories consisted of:

         (Dollars in millions)               SEPTEMBER 30,  DECEMBER 31,
         ---------------------------------------------------------------
                                                  2001        2000
         ---------------------------------------------------------------
         Raw material and work in process        $140.4      $148.6
         Finished goods                           103.5       110.1
         Supplies                                  17.0        16.2
                                                 ------      ------

         Total Inventories                       $260.9      $274.9
                                                 ======      ======

3. During the third quarter of 2001, the Company offered an early retirement incentive plan to eligible Corporate, North American Compressor Group and Engine & Power Train Group employees. Two hundred fifty (250) employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. The cost of providing the pension and healthcare benefits associated with this plan amounted to $29.3 million pretax ($18.9 million net of tax) and has been recorded as a nonrecurring charge in the third quarter. Ongoing cost savings from this action are estimated to be in a range of $10 to $12 million annually.

4. In early 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million or $1.21 per share, net of tax) related to the restructuring and realignment of its domestic and international compressor manufacturing operations. Included in this charge was $15.5 million in severance pay and other employee related costs, $3.2 million in plant closing and exit costs, and $14.8 million in asset impairment charges for idled, unusable and/or underutilized equipment. As of September 30, 2001 approximately $3.3 million of these restructuring items remained to be paid or incurred.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

         The $15.5 million charge for severance pay and other employee related costs involves the termination of approximately 895 employees due to the closing of the compressor manufacturing plant in Somerset, Kentucky and 600 employees in India caused by the transfer of production to a new facility. At September 30, 2001, this program was substantially complete.

         The plant closing and exit costs relate to the facility in Somerset, Kentucky which was permanently closed. Production has been transferred to other facilities.

         The asset impairment charge represents write-downs to net realizable value of equipment dedicated to the production of a discontinued compressor model and equipment no longer needed in the restructured manufacturing operations.

5.       The following table reports the Company's comprehensive income:

         ----------------------------------------------------------------------------------------------------------
         COMPREHENSIVE INCOME                                             THREE MONTHS ENDED      NINE MONTHS ENDED
         (Dollars in millions)                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                                           2001        2000       2001         2000
         ----------------------------------------------------------------------------------------------------------
         Net Income                                                       $ 5.2       $13.8       $36.7       $51.3
         Other comprehensive income (expense):
            Foreign currency translation adjustments                       (8.9)       (9.6)      (31.2)      (17.7)
            Deferred gain (loss) from hedging                                .4        (1.6)         .4        (1.6)
                                                                          -----       -----       -----       -----
         Total Comprehensive Income (Loss)                                $(3.3)      $ 2.6       $ 5.9       $32.0
                                                                          =====       =====       =====       =====

6. During the third quarter of 2001, the Company repurchased 67,100 shares of its Class B common stock at an approximate cost of $2.7 million. During the first nine months of 2001, the Company repurchased 8,500 shares of its Class A common stock and 389,400 shares of its Class B common stock at an approximate cost of $18.0 million. Existing authority permits the purchase of an additional 1,102,100 shares of Class A or B in any combination.

7. The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. At the direction of the EPA, the Company and its independent environmental consultants conducted a remedial investigation and feasibility study. As a result of this study, the Company believes the most appropriate course of action is active remediation to the upper river near the Company's facility, and that only monitored natural armoring should be required in the middle river and the lower river and harbor. At September 30, 2001 and December 31, 2000, the Company had accrued $29.8 and $30.3 million, respectively for estimated costs associated with the cleanup of this site.

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

         In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At September 30, 2001 and December 31, 2000, the Company had accrued $39.2 million and $40.1 million, respectively for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

9. The Company has three reportable segments based on the similarity of products produced: Compressor Products, Engine & Power Train Products, and Pump Products. There has been no change since the prior year end in the methods used to determine reportable segments. The 2000 segment operating income has been restated to conform to the 2001 presentation. The effect on segment income was not material. There has been no material change in total assets for each reportable segment (other than changes due to normal, cyclical business operations) since December 31, 2000. Revenues and operating income by segment for the periods indicated are as follows:

---------------------------------------------------------------------------------------------------------
BUSINESS SEGMENT DATA                                       THREE MONTHS ENDED        NINE MONTHS ENDED
(Dollars in millions)                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                           2001           2000        2001         2000
---------------------------------------------------------------------------------------------------------
NET SALES:
     Compressor Products                                  $  175.5     $  207.0     $  647.9     $  720.2
     Engine & Power Train Products                           111.4        116.6        357.7        475.3
     Pump Products                                            26.2         25.2         94.2         95.9
---------------------------------------------------------------------------------------------------------
         Total Net Sales                                  $  313.1     $  348.8     $1,099.8     $1,291.4
=========================================================================================================

OPERATING INCOME:
     Compressor Products                                  $   15.2     $    9.6     $   52.0     $   58.3
     Engine & Power Train Products                             5.5          5.9          9.9         37.6
     Pump Products                                             2.7          2.3         10.7         12.2
     Corporate expenses                                       (1.7)        (1.7)        (5.6)        (6.0)
     Nonrecurring items                                      (29.3)          --        (29.3)       (33.5)
---------------------------------------------------------------------------------------------------------
         Total Operating Income (Loss)                        (7.6)        16.1         37.7         68.6
     Interest expense                                         (0.9)        (1.6)        (3.4)        (4.5)
     Interest income and other, net                            7.4          6.8         16.6         19.8
=========================================================================================================

INCOME (LOSS)  BEFORE TAXES                               $   (1.1)    $   21.3     $   50.9     $   83.9
=========================================================================================================

10. In May 2001, the Company acquired an engine manufacturing facility in the Czech Republic for $15.5 million. This transaction was accounted for as an asset purchase.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


11. Taxes on income for the nine months ended September 30, 2001 include the effects of a $5.2 million refund of prior years' U.S. federal income taxes and a $1.3 million charge from the resolution of an income tax issue in Italy.

12. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of September 30, 2001 the net book value of the Company's goodwill was $44.9 million and goodwill amortization for the first nine months of 2001 was $1.1 million. The Company will adopt SFAS No. 142 on January 1, 2002, as required, and goodwill amortization will be discontinued at that time. The Company has not yet determined the impact this statement will have on its results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supersedes SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 on January 1, 2002, as required. The Company does not expect that adoption of this statement will have a material effect on its results of operations or financial position.

                         INDEPENDENT ACCOUNTANTS' REPORT



November 8, 2001

Tecumseh Products Company
Tecumseh, Michigan


         We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of September 30, 2001 and the related consolidated condensed statements of income and cash flows for the three months and nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


RESULTS OF OPERATIONS

         Consolidated sales for the third quarter of 2001 were $313.1 million compared to sales of $348.8 million in the same quarter of 2000. Year-to-date sales were $1,099.8 million compared to $1,291.4 million in 2000.

         Net income for the third quarter of 2001 was $5.2 million or $.28 per share compared with net income of $13.8 million or $.73 per share in the same quarter of 2000. Third quarter 2001 net income included a nonrecurring charge of $29.3 million ($18.9 million net of tax, or $1.02 per share) representing the cost of the Company's previously announced early retirement incentive program and a $5.2 million ($.28 per share) tax credit resulting from a refund of prior years' federal income taxes.

         On a year-to-date basis, net income was $36.7 million or $1.97 per share compared to $51.3 million or $2.65 per share last year. Year-to-date net income before nonrecurring items was $50.4 million or $2.70 per share compared to $74.6 million or $3.86 per share last year. Last year's net income was reduced by a nonrecurring charge of $23.3 million, net of tax, related to the restructuring and realignment of the Company's worldwide compressor manufacturing operations.

         The reduced 2001 results were due primarily to lower sales and profits in the Company's two major business segments, Compressor Products and Engine & Power Train Products.

Compressor Products

         Third quarter 2001 Compressor Products sales declined to $175.5 million from $207.0 million in the third quarter of 2000. Compressor Products sales in the nine months ended September 30, 2001 declined to $647.9 million compared to $720.2 million for the same period of 2000. These declines were attributable to lower demand in most of the major markets served by the Company's products when compared to last year. Sales of air conditioning compressors experienced decreases from 2000 levels. The room air market continues to be hard hit by the impact of, not only continued price competition from Asian producers, but the shifting of production of finished room air conditioning units from the United States to Asia by domestic manufacturers. Export sales, particularly to Asian customers, have declined significantly year over year.

         Compressor Products operating income for the third quarter of 2001 amounted to $15.2 million compared to $9.6 million in the third quarter of 2000. Year-to-date operating income amounted to $52.0 million compared to $58.3 million in the first nine months of 2000. Operating margins in the Company's domestic compressor operations have been adversely impacted by a number of factors including lower overall selling prices, reduced fixed cost coverage as a result of lower production volumes and manufacturing inefficiencies.

         Results from the Company's Brazilian compressor operations remained strong and contributed over 95% of the Compressor Products operating income in the third quarter of 2001, and approximately 68% of the segment's operating income on a year-to-date basis. European

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


compressor operations had decreased profitability on basically flat sales primarily due to unfavorable geographic and product sales mix. Indian compressor operations generated a small operating loss during the quarter as a result of reduced demand.

Engine & Power Train Products

         Engine & Power Train Products sales amounted to $111.4 million in the third quarter of 2001 compared to $116.6 million in the third quarter of 2000. Sales in the first nine months of 2001 were $357.7 million compared to $475.3 million for the same period in 2000. Engine & Power Train Products generated operating income of $5.5 million in the third quarter of 2001 compared to $5.9 million in the third quarter of 2000. Operating income in the nine months ended September 30, 2001 declined to $9.9 million from $37.6 million in 2000.

         Both sales and profits in the three and nine month periods ended September 30, 2001 were adversely impacted by significant reductions in demand for the Company's lawn and garden engines and engines for utility applications, such as portable power generators, edgers and tillers. The effect of decreased sales of lawn and garden engines was partially offset by higher than initially expected snow thrower demand. Sales of engines in the European market were significantly reduced for both the quarter and year-to-date periods compared to last year.

Pump Products

         Pump Products sales in the third quarter were $26.2 million compared to $25.2 million in 2000. Operating income improved from $2.3 million in the third quarter of 2000 to $2.7 in 2001. The improvement for the quarter was due to increased sales in the plumbing and HVAC markets.

         Year-to-date sales were $94.2 million in 2001 compared to $95.9 million in 2000. Operating income in the first nine months of 2001 decreased to $10.7 million from $12.2 million in 2000. A weak economy and generally soft retail demand, particularly for the Company's water gardening products, were primarily responsible for the nine months reduced results.

Nonrecurring Charges

         During the third quarter of 2001, the Company offered an early retirement incentive plan to eligible Corporate, North American Compressor Group and Engine & Power Train Group employees. Two hundred fifty (250) employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. The cost of providing the pension and healthcare benefits associated with this plan amounted to $29.3 million ($18.9 million net of tax) and has been recorded as a nonrecurring charge in the third quarter. Ongoing cost savings from this action are estimated to be in a range of $10 to $12 million annually.

         During the first quarter of 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million net of tax) related to the restructuring and realignment of its compressor manufacturing operations, both domestically and internationally. The charges consisted primarily of plant closing costs including employee termination liabilities, plant decommissioning expenses,

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


the write-off, removal, and storage of obsolete equipment, a workforce reduction charge at the Indian compressor operations, and an asset impairment charge. Included in the $33.5 million charge were cash items of approximately $15.8 million which will be paid from Company funds, and $2.9 million which will be paid from pension plan assets. The balance of $14.8 million was comprised of non-cash items, principally the write down or impairment of long-lived assets. As of September 30, 2001, approximately $3.5 million of these restructuring items remains to be paid or incurred.

Interest Income and Other, Net

         Interest income and other, net amounted to $7.4 million in the quarter ended September 30, 2001 compared to $6.8 million in the same quarter of 2000. The increase over 2000 was due primarily to interest on the tax refund of prior years' federal income taxes. Interest income and other, net amounted to $16.6 million in the first nine months of 2001 compared to $19.8 million in the same period in 2000. The lower interest income resulted primarily from lower overall interest rates both in the U.S. and Brazil as well as lower available invested cash partially offset by the interest on the tax refund.

Taxes on Income

         After eliminating the effects of the $5.2 million tax refund and the resolution of a $1.3 million foreign tax claim in Italy, the effective income tax rate was 35.5% for the first nine months of the year compared to 38.9% in 2000. The higher effective tax rate in 2000 was due primarily to the inability to recognize a tax benefit on foreign (Indian) operating losses.

Outlook

         Competitive pricing pressures and worldwide excess production capacity will continue to impact the compressor business. Brazilian sales are expected to remain strong during the fourth quarter of the year, but risks exist relative to the Brazilian energy crisis, a weakening domestic economy, and the currency situation. While the Company anticipates that the reasonably robust market for its snow thrower engines will continue into the fourth quarter, demand for other Engine & Power Train Products is expected to remain weak. A soft economy and uncertain consumer spending, due in part to the events of September 11th, will likely have an adverse impact on demand for all of the Company's products. As a result, 2001 consolidated fourth quarter earnings before special charges are expected to be below the earnings level reported for the fourth quarter of 2000.


         In addition to the early retirement incentive action reported above, it is probable that the Company will undertake further restructuring and/or realignment action in the fourth quarter. These actions will be designed to address capacity issues, as well as to improve overall cost structure and competitive position, and will likely result in a significant reorganization of the Company's Engine & Power Train Group which may include the closing of one or more manufacturing or assembly plants. While the cost of these actions is not yet known, they will no doubt have a significant impact on the fourth quarter results.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


         In response to intense pricing competition from Asian producers in the room air conditioning market, as well as a shifting of the manufacture of finished room air conditioning units to Asian countries by domestic manufacturers, the Company has elected to move the majority of its remaining U.S. based production capacity of room air compressors to Brazil, where the Company believes it can manufacture at lower overall cost. Additional capacity rationalization and cost structure initiatives are under consideration in both the Compressor and Engine & Power Train businesses and, as these plans are finalized, future results will likely be impacted by one or more nonrecurring charges. While the amount and timing of these charges cannot be accurately predicted, they may affect several quarterly periods or years, and they could be material to the reported results in the particular quarter or year in which they are recorded

LIQUIDITY, CAPITAL RESOURCES AND RISKS

         Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first nine months of 2001 generated cash of $107.3 million compared to $116.9 million in the same period in 2000. This reduction resulted primarily from reduced operating results exclusive of nonrecurring charges, partially offset by reduced working capital requirements. The Company continues to maintain a strong balance sheet and liquid financial position. Working capital amounted to $575.4 million at September 30, 2001. The ratio of current assets to current liabilities was approximately 3.19 to 1. Capital spending for the first nine months of 2001 was $48.6 million compared to $45.7 million in the same period in 2000. Total capital spending for 2001 should approximate $60 million. In the first nine months of 2001, the Company repurchased 8,500 shares of Class A stock and 389,400 shares of Class B stock at a total cost of $18.0 million. Dividends paid on common stock amounted to $17.9 million in the first nine months of 2001 compared to $18.5 million in the same period of 2000.

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

         The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide Compressor operations. It is possible that additional production realignment and consolidation initiatives will take place that could have a material effect on the consolidated financial position and future results of operations of the Company. A major realignment of the Engine & Power Train Group is expected to take place during the fourth quarter of 2001 and may result in the closing of one or more manufacturing or assembly plants. Additionally, efforts are underway to reduce manufacturing and overhead costs through aggressive cost cutting strategies, process improvements and facility utilization.

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

         At September 30, 2001 and December 31, 2000, the Company had accrued $39.2 and $40.1 million, respectively, for environmental remediation, including $29.8 and $30.3 million, respectively, relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of September 30, 2001 the net book value of the Company's goodwill was $44.9 million and goodwill amortization for the first nine months of 2001 was $1.1 million. The Company will adopt SFAS No. 142 on January 1, 2002, as required, and goodwill amortization will be discontinued at that time. The Company has not yet determined the impact this statement will have on its results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supersedes SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 on January 1, 2002, as required. The Company does not expect that adoption of this statement will have a material effect on its results of operations or financial position.

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. Forward-looking statements can be identified by the use of terms such as "expects", "should", "may", "believes", "anticipates", "will", and other future tense and forward-looking terminology or by the fact that they appear under the caption "Outlook."

         Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets and the effect of terrorist activity and armed conflict; ii) weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; iii) the extent to which the decline in demand for lawn and garden and utility engines will continue, and the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; iv) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; v) economic trend factors such as housing starts; vi) emerging governmental regulations; vii) availability of materials; viii) actions of competitors; ix) the ultimate cost of resolving environmental matters; x) the extent of any business disruption resulting from the conversion to the Euro; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) the extent of savings actually realized from the Company's early retirement program; and xiv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

         The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At September 30, 2001 and December 31, 2000, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $18.5 and $37.2 million, respectively.

         The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total notional values of commodity forwards outstanding at September 30, 2001 and December 31, 2000 were $18.5 and $25.0 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit
         Number   Description

         None


(b)      On August 23, 2001, the Company filed a report on Form 8-K reporting
         Item 5, Other Events; a press release regarding management changes.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TECUMSEH PRODUCTS COMPANY
                                -------------------------
                                       (Registrant)



Dated:  November 13 , 2001      BY:      /s/   DAVID W. KAY
      -----------------------      ----------------------------------------
                                         Vice President, Treasurer and
                                         Chief Financial Officer (on behalf
                                         of the Registrant and as principal
                                         financial officer)