Form 10-K405
period 2001-12-31
TECUMSEH PRODUCTS CO
filed 2002-03-15
CIK 96831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001         COMMISSION FILE NUMBER 0-452

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

SECURITIES REGISTERED PURSUANT TO                     SECURITIES REGISTERED PURSUANT TO
SECTION 12(b) of the Act:                             SECTION 12(g) of the Act:
                         Name of Each Exchange
  Title of Each Class     on Which Registered
----------------------- -----------------------

         None                    None                     Class B Common Stock, $1.00 Par Value
                                                          Class A Common Stock, $1.00 Par Value
                                                           Class B Common Stock Purchase Rights
                                                           Class A Common Stock Purchase Rights

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Registrant disclaims the existence of control and, accordingly, believes that as of March 1, 2002 all of the 5,077,746 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of March 1, 2002, held an aggregate of 2,279,544 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of March 1, 2002 (based on the closing price of $51.04 per share, as reported on the Nasdaq Stock Market on such date) of 2,798,202 shares then issued and outstanding held by non-affiliates was approximately $142,820,230.

     Numbers of shares outstanding of each of the Registrant's classes of Common Stock at March 1, 2002:

             Class B Common Stock, $1.00 Par Value:      5,077,746

             Class A Common Stock, $1.00 Par Value:     13,401,938

     Certain information in the definitive proxy statement to be used in connection with the Registrant's 2002 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
          Executive Officers of Registrant............................    9
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
PART II
Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6.   Selected Financial Data.....................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A.  Quantitative and Qualitative Disclosures about Market          20
          Risk........................................................
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting    44
          and Financial Disclosure....................................
PART III
Item 10.  Directors and Executive Officers of the Company.............   44
Item 11.  Executive Compensation......................................   44
Item 12.  Security Ownership of Certain Beneficial Owners and            44
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   44
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    44
          8-K.........................................................
Signatures............................................................   45

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

FOREIGN OPERATIONS AND SALES

     In recent years, international sales and manufacturing have become increasingly important to the Company's business as a whole. In 2001, sales to customers outside the United States represented approximately 46% of total consolidated net sales. In addition to North American operations, compressor products are produced in Brazil, France and India, while engines are produced in Italy and, since May 2001, in the Czech Republic.

     Products sold outside the United States are manufactured at both U.S. and foreign plants. Tecumseh do Brasil, Ltda. ("Tecumseh do Brasil"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America, North America, Europe and the Middle East. The Brazilian operation represents a significant portion of the Company's compressor business. In 2001, total sales generated by Tecumseh do Brasil amounted to 27% of total Compressor Products segment sales. Brazilian operating income amounted to approximately 77% of total Compressor Products segment operating income and approximately 53% of consolidated operating income for the year, exclusive of nonrecurring items.

     The Company's European compressor subsidiary, Tecumseh Europe, S.A. ("Tecumseh Europe"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. The Company also has two manufacturing facilities in India which produce air conditioning and refrigeration compressors for the Indian appliance markets.

     In the engine business, the Company has two principal markets. The North American market is served by the Company's U.S. manufacturing operations. The European market is served by the manufacturing operations of the Company's Italian engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa"), and to a lesser extent, by U.S. export sales. Tecumseh Europa produces light-weight engines primarily for lawn and garden applications along with some utility applications. In May 2001 the Company established MOTOCO a.s. ("MOTOCO") which acquired the assets of an engine manufacturing facility in the Czech Republic. MOTOCO produces primarily larger engines and engine components for export to the U.S. market.

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

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

     The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 2001, 2000 and 1999 appear under the caption "Business Segment Data" in Note 6 to the Consolidated Financial Statements which appear in Part II, Item 8, of this report, "Financial Statements and Supplementary Data." This information along with the written discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations" in this report should be read in conjunction with the business segment information presented in the following sections entitled: Compressor Products, Engine and Power Train Products and Pump Products.

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

     Scroll compressors generally offer improved energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial applications. The Company has a scroll compressor product line for the unitary air conditioning market that is sold in limited quantities.

  MANUFACTURING OPERATIONS

     Compressor Products manufactured in the Company's U.S. plants accounted for approximately 50% of 2001 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil, France and India. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply and the required raw materials and components are generally available in sufficient quantities.

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

     The Company has over 1,200 customers for compressor products, the most significant of which are commercial customers. In 2001, the two largest customers for compressor products accounted for 7.0% and 3.2%, respectively, of total segment sales, or 4.0% and 1.9%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the Company does pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.

     In 2001, approximately 30% of the Compressor Products produced by the Company in its U.S. plants were exported to foreign countries. The Company exports to over 60 countries. Over three-quarters of these exported products were sold in the Far and Middle East.

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

     As discussed in the product line section, the Company offers only a limited line of scroll compressor models for sale through the Company's Cool Products aftermarket division. The Company continues to believe that the scroll compressor is important to maintaining a position in the unitary air conditioning and commercial refrigeration markets and it continues to pursue development of the scroll compressor in a manner that limits risk to the Company.

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

     In light of the domestic competition and world over-capacity situation, the Company has continued to take actions begun in late 1999 to consolidate North American compressor manufacturing capacity. The objective is to reduce the cost structure of the Company's domestically produced compressor models and improve the quality performance, thereby offering a more competitively priced product to our customers. In the third quarter of 2001, the Company offered an early retirement incentive to eligible Corporate, North American Compressor and Engine & Power Train Group employees. Two hundred fifty (250) employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. The cost of providing the pension and healthcare benefits associated with this plan amounted to $29.3 million pretax ($18.9 million net of tax) for the Company as a whole and has been recorded as a nonrecurring charge in the third quarter of 2001. Ongoing cost savings to the Company from this action are estimated to be in a range of $10-12 million annually. Approximately one half of the retirees and the estimated savings are attributable to the North American Compressor Group.

     During 2001, the Company substantially completed the closing of its Somerset, Kentucky compressor manufacturing facility and relocated the production to other existing North American manufacturing facilities as announced in early 2000. In connection with this decision an $18.8 million nonrecurring charge was recorded in the first quarter of 2000. Included in this charge was $9.5 million in employee severance and other employee related costs associated with the termination of approximately 895 employees, and $9.3 million represents plant closure costs and the write-down of obsolete and non-usable equipment.

     In addition to the Somerset plant closing charge, the Company recorded an $8.7 million asset impairment charge in 2000 to reduce the carrying amount of assets dedicated to the production of certain large reciprocating compressors used in the unitary air conditioning market. Because of the significantly reduced demand for this product and the high costs associated with its manufacture, the Company has determined that future estimated cash flows from this product line would not be sufficient to cover the carrying amount of the assets dedicated to the production of this unit. Accordingly, the difference between the carrying value of the assets and the estimated fair value of the assets, based on an independent appraisal, was recorded as an asset impairment charge.

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

 BRAZILIAN OPERATIONS

     Tecumseh do Brasil competes directly with Embraco, S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America. Historically, Tecumseh do Brasil has sold the major portion of its manufactured compressors in Latin America, North America, Europe and the Middle East. The devaluation of the Brazilian Real in early 1999 set the stage for Tecumseh do Brasil to better compete in foreign markets, resulting in approximately 64%, 61% and 70% of its production being exported in 2001, 2000 and 1999, respectively.

 INDIAN OPERATIONS

     Tecumseh Products India, Ltd. has two compressor manufacturing facilities in India which sell to regional markets. Major competitors include the Indian manufacturers Kirloskar Copeland Ltd., Carrier Aircon Ltd., Godrej, Videocon, BPL and others. Tecumseh Products India, Ltd. produces compressors for the air conditioning and refrigerator and freezer markets. In 2001, approximately 34% of its sales were made to a single customer, and the loss of this customer would have a significant impact on the results of operations of this facility, and to a lesser extent, on the consolidated results of the Company as a whole.

     During 2000, Tecumseh Products India, Ltd. closed its old refrigeration compressor plant and relocated manufacturing operations to its newly constructed plant in Ballabgarh, India. A $6.0 million charge covering the estimated cost of this action was recorded during the first quarter of 2000. However, the move to the new facility did not come without incident. As a consequence of the move and related workforce reduction, hourly employees at the older facility began a lengthy work stoppage which severely impacted operating results for the first half of the year. Additionally, plant start-up costs and expenses associated with the development of a new compressor line negatively affected operating results. While operations in India continue to suffer greatly from a lack of production volume, operating losses improved by approximately $4.5 million in 2001 due to the non-recurrence of the 2000 events.

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

     The U.S. National Appliance Energy Conservation Act of 1987 (the "NAECA") requires higher energy efficiency ratings on room air conditioners manufactured after October 1, 2000 and on household refrigerator/ freezers manufactured after July 1, 2001. Proposed energy efficiency requirements for unitary air conditioners were published in the U.S. in January 2001 to be effective in the year 2006.

     The European manufacturing community issued new energy efficiency directives effective January 1, 2000 that lowered the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. The Company has ongoing projects aimed at improving the efficiency levels of its compressor products and plans to have products available to meet known energy efficiency requirements as determined by our customers. Some of the Company's compressor products already meet or exceed the new energy efficiency standards. It is not presently possible to estimate the level of expenditures that will be required to meet the new standards or the effect on the Company's competitive position.

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

 MANUFACTURING OPERATIONS

     The Company manufactures engines and related components in its five plants in the United States, one plant in Italy, and as of May 2001, one plant in the Czech Republic. All of the Company's power train products are manufactured in one facility in the United States. Operations of the Company in this segment are partially vertically integrated as the Company produces most of its plastic parts and carburetors, as well as a substantial portion of the aluminum die-castings used in its engines and power train products. During the fourth quarter of 2001 the Company recognized a nonrecurring charge of $6.1 million ($3.9 million net of tax) related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic. Also, as noted under "North American Operations" for the Compressor Group, the Company offered an early retirement incentive to eligible Corporate, North American Compressor and Engine & Power Train Group employees. Approximately half of the 250 employees electing early retirement were attributable to the Engine & Power Train Group.

     Sales in this segment can be significantly affected by environmental factors affecting the respective selling seasons for the various types of equipment. For example, snow thrower sales, and therefore the demand for the Company's applicable engine, show a strong correlation with the amount of snow fall received. Similarly, the frequency of weather-related and other interruptions to power supplies or the perceived threat of interruptions, affect the demand for generators. Factors such as these are largely unpredictable, yet greatly influence the year-to-year demand for engine products.

 SALES AND MARKETING

     The Company markets its Engine and Power Train Products worldwide under the "Tecumseh" and "Peerless" brands. A substantial portion of the Company's engines are incorporated into lawn and garden and other consumer products sold under brand labels, including the "Craftsman" brand of Sears, as well as other name brands sold through "do it yourself" home centers, mass merchandisers and lawn and garden specialty retailers.

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

     In 2001, the three largest (direct ship) customers for Engine and Power Train Products accounted for 24.0%, 21.8% and 14.8%, respectively, of segment sales, or 8.3%, 7.5% and 5.1%, respectively, of consolidated net sales. Some of the engines provided to these customers are incorporated into end consumer products that are sold by Sears. Total sales to Sears and Sears affiliated suppliers in 2001 and 2000 amounted to 23.5% and 28.6%, respectively, of segment sales, or 8.1% and 10.6%, respectively, of consolidated net sales. The year over year reduction in the percentage of sales to Sears and Sears affiliated suppliers is due to a substantial decline in participation in their walk behind lawn mower segment, partially offset by increased volume in the snow thrower segment. Loss of any of this segment's three largest customers, and/or the loss of Sears as a retail distributor, would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole.

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

PUMP PRODUCTS

     The Company manufactures and sells submersible pumps, centrifugal pumps and related products through its two subsidiaries, Little Giant Pump Company ("Little Giant") and MP Pumps, Inc. ("MP Pumps"). Little Giant pumps are used in a broad range of commercial, industrial, and consumer products, including (1) heating, (2) ventilating and cooling, (3) parts washers, (4) machine tools, (5) evaporative coolers, (6) sump pumps, (7) statuary fountains, (8) water gardening and (9) waste management. Little Giant's products are sold worldwide to OEMs, distributors and mass retailers. Sales and marketing is executed through Little Giant's own sales management and through manufacturers' representatives under the "Little Giant" and "Interon" brand names.

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

RESEARCH AND DEVELOPMENT

     The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company spent approximately $27.6, $28.1 and $30.2 million during 2001, 2000, and 1999, respectively, on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

EMPLOYEES

     On December 31, 2001, the Company employed approximately 16,000 persons, 63% of which were employed in foreign locations. Approximately 2,600 of the U.S. employees were represented by labor unions, with no more than approximately 1,300 persons represented by the same union contract. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation, however, during 2001 the number of employees generally declined as cost reduction actions were implemented. The maximum number of persons employed was approximately 18,000 and the minimum was 16,000. Overall, the Company believes it generally has a good relationship with its employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company.

                                                                                    PERIOD OF SERVICE
NAME AND AGE                                   OFFICE OR POSITION HELD                AS AN OFFICER
------------                                   -----------------------              -----------------
Kenneth G. Herrick, 80............  Chairman of the Board of Directors                 Since 1966
Todd W. Herrick, 59...............  President and Chief Executive Officer              Since 1974
David W. Kay, 53..................  Vice President, Treasurer, and Chief Financial     Since 2001
                                    Officer(1)
Michael R. Forman, 55.............  Vice President and Corporate Director of Human     Since 2001
                                    Resources(2)

---------------

(1) Last five years of business experience -- Corporate Controller, Tecumseh Products Company 1999 to 2001. Corporate Controller, RTI International Metals, Inc. (formerly RMI Titanium Company) 1986 to 1999. (Employed with Tecumseh Products Company since 1999.)

(2) Last five years of business experience -- Assistant Director of Corporate Human Resources, Tecumseh Products Company 1990 to 2001. (Employed with Tecumseh Products Company since 1990.)

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Tecumseh, Michigan, approximately 50 miles southwest of Detroit. At December 31, 2001 the Company had 32 principal properties worldwide occupying approximately 9.4 million square feet with the majority, approximately 8.0 million square feet, devoted to manufacturing. Twelve facilities with approximately 3.8 million square feet were located in six countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's three principal business segments.

                                                               APPROXIMATE FLOOR
INDUSTRY SEGMENT                                              AREA IN SQUARE FEET
----------------                                              -------------------
Compressor Products.........................................       6,216,000
Engine and Power Train Products.............................       2,647,000
Pump Products and Other.....................................         442,000

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

     In May 2000, the EPA issued a Record of Decision ("ROD") selecting the remedy for the Site. The Company is one of several named PRP's in the proposed cleanup action. The EPA has estimated the cost of cleanup at $40.9 million. The Company believes that the EPA's remedy, as specified in the ROD, goes well beyond what is environmentally protective and cost-effective for the site and largely ignores the results of the multi-million dollar remedial investigation and feasibility study that the Company performed under EPA oversight. Additionally, the Wisconsin Department of Natural Resources ("WDNR"), as a Natural Resource Trustee, is investigating what additional requirements, if any, the state may have beyond those specified under the ROD.

     The EPA has indicated its intent to address the site in two phases, with the plant site and upper river constituting the first phase and the middle and lower river and harbor being the second phase. The Company anticipates entering into a Consent Decree concerning the performance of remedial design and remedial action for the plant site, the upper river and the flood plain soils, deferring for an unspecified period any action regarding Phase II.

     At December 31, 2001 and December 31, 2000, the Company had accrued $28.7 and $30.3 million, respectively, for estimated costs associated with the cleanup of this site. The actual cost will be governed by numerous factors including the requirements of the WDNR, and may be greater or lower than the amount accrued. These factors include the results of further investigations, the details of the remedial actions required by the EPA (in consultation with the WDNR), changes in remedial technologies, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final remediation, and/or natural resource damage claims, regarding the middle and lower river and harbor portions of the Site.

     The Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site groundwater plume. The Company has undertaken remediation of soils in a source area on the east side of its Grafton facility. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

     The WDNR requested that the Company join it in a cooperative effort to investigate and clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the source area near its facility. The next phase of the cooperative effort is scheduled to occur in 2002 involving a stream segment downstream of the source area. The Company has provided for these costs. Although participation in a cooperative remedial effort after 2002 for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

     In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At December 31, 2001 and 2000, the Company had accrued $36.1 million and $40.1 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2001 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS INFORMATION CONCERNING EQUITY SECURITIES

     The Company's Class A and Class B common stock trades on the Nasdaq Stock Market under the symbols TECUA and TECUB, respectively. Total shareholders of record as of March 1, 2002 were approximately 556 for Class A common stock and 539 for Class B common stock. There were no equity securities sold by the Company during the period covered by this report.

MARKET PRICE AND DIVIDEND INFORMATION

  RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 2001

                                                            SALES PRICE
                                               -------------------------------------
                                                    CLASS A             CLASS B          CASH
                                               -----------------   -----------------   DIVIDENDS
QUARTER ENDED                                   HIGH       LOW      HIGH       LOW     DECLARED
-------------                                  -------   -------   -------   -------   ---------
March 31 ....................................  $54.000   $38.750   $50.750   $36.250     $0.32
June 30 .....................................   53.450    43.500    47.950    40.438      0.32
September 30 ................................   52.990    40.800    47.890    38.820      0.32
December 31 .................................   52.530    41.120    49.600    39.500      0.32

  RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 2000

                                                            SALES PRICE
                                               -------------------------------------
                                                    CLASS A             CLASS B          CASH
                                               -----------------   -----------------   DIVIDENDS
QUARTER ENDED                                   HIGH       LOW      HIGH       LOW     DECLARED
-------------                                  -------   -------   -------   -------   ---------
March 31 ....................................  $51.875   $40.313   $46.500   $38.875     $0.32
June 30 .....................................   49.125    38.000    46.125    40.188      0.32
September 30 ................................   42.250    34.625    41.500    34.750      0.32
December 31 .................................   47.438    35.375    44.625    34.500      0.32

ITEM 6.  SELECTED FINANCIAL DATA

     The following is a summary of certain financial information of the Company.

                                                           YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               2001       2000       1999       1998       1997
                                             --------   --------   --------   --------   --------
                                                 (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Net Sales..................................  $1,398.9   $1,649.9   $1,814.3   $1,750.2   $1,728.3
Cost of sales and operating expenses.......   1,207.2    1,411.4    1,507.4    1,492.8    1,478.7
Selling and administrative expenses........     112.1      118.3      117.6      115.8      104.4
Nonrecurring (gain) charges................      35.4       33.5       (5.5)      45.0         --
                                             --------   --------   --------   --------   --------
Operating income...........................      44.2       86.7      194.8       96.6      145.2
Interest expense...........................      (4.1)      (6.7)      (7.9)      (6.9)      (6.3)
Interest income and other, net.............      20.3       27.9       28.1       27.8       21.9
Nonrecurring gain..........................        --         --        8.6         --         --
                                             --------   --------   --------   --------   --------
Income before taxes on income..............      60.4      107.9      223.6      117.5      160.8
Taxes on income............................      17.6       41.8       81.6       43.3       60.3
                                             --------   --------   --------   --------   --------
Net income.................................  $   42.8   $   66.1   $  142.0   $   74.2   $  100.5
                                             ========   ========   ========   ========   ========
Basic and diluted earnings per share.......  $   2.30   $   3.44   $   7.00   $   3.47   $   4.59
Cash dividends declared per share..........  $   1.28   $   1.28   $   1.22   $   1.20   $   1.20
Weighted average number of shares
  outstanding (in thousands)...............    18,607     19,218     20,277     21,366     21,879
Cash and cash equivalents..................  $  317.6   $  268.2   $  270.5   $  277.7   $  304.1
Working capital............................     605.7      602.4      618.6      605.9      554.8
Net property, plant and equipment..........     431.9      444.7      477.4      508.9      569.7
Total assets...............................   1,519.8    1,553.1    1,553.3    1,556.2    1,537.4
Long-term debt.............................      13.7       14.2       15.6       17.2       17.5
Stockholders' equity.......................     977.7      995.4    1,014.2      995.7    1,000.2
Capital expenditures.......................      65.4       64.0       73.0       64.4       90.6
Depreciation and amortization..............      72.0       71.2       72.4       74.6       71.1
Cost of common shares repurchased..........      18.1       39.6       57.7       49.0        1.9

     Nonrecurring charges and credits:

          2001 net income includes $29.3 million ($18.9 million net of tax) related to the cost of an early retirement incentive program and an asset impairment charge of $6.1 million ($3.9 million net of tax) for unusable equipment due to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic.

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

     This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act and are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. Forward-looking statements can be identified by the use of terms such as "expects", "should", "may", "believes", "anticipates", "will", and other future tense and forward-looking terminology, or by the fact that they appear under the caption "outlook."

     Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets and the effect of terrorist activity and armed conflict; ii) weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; iii) the extent to which the decline in demand for lawn and garden and utility engines will continue, and the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; iv) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; v) economic trend factors such as housing starts; vi) emerging governmental regulations; vii) availability of materials; viii) actions of competitors; ix) the ultimate cost of resolving environmental matters; x) the extent of any business disruption resulting from the conversion to the Euro; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations, the ultimate cost of those initiatives; and the amount of savings actually realized; xiii) the extent of savings actually realized from the Company's early retirement program; and xiv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Net sales in 2001 amounted to $1,398.9 million, a decrease of approximately 15% from 2000 net sales of $1,649.9 million. Net income for 2001 amounted to $42.8 million, or $2.30 per share compared to net income of $66.1 million, or $3.44 per share in 2000. The earnings results from 2001 include nonrecurring charges totaling $35.4 million ($22.8 million or $1.23 per share net of taxes), while 2000 results included nonrecurring charges of $33.5 million ($23.3 million or $1.21 per share). Exclusive of nonrecurring items, net income of $65.6 million ($3.53 per share) in 2001 was approximately 27% lower than net income of $89.4 million ($4.65 per share) in 2000. The lower 2001 results can be attributed to reduced sales and profits in all three of the Company's business segments reflecting the generally slower 2001 economy.

RESULTS OF OPERATIONS

 COMPRESSOR PRODUCTS

 2001 vs. 2000

     Annual Compressor Group sales declined approximately 13% to $804.6 million in 2001 compared to $919.8 million in 2000. While sales declines generally occurred throughout the Company's global operations reflective of the slower worldwide economy, the majority of the decline is attributable to the continuing sea-change that has occurred in the North American room air conditioning market. U.S. based manufacturers of room air conditioners continue to shift the manufacture of completed units to Asia where inexpensive locally produced compressors are readily available. As a result, the Company has lost market share in the room air conditioning market which continues to erode the volume of North American based production. Brazilian sales also declined by approximately 14% reflecting weakness in the local economy and the effects of currency translations.

     Compressor Group operating income, exclusive of nonrecurring items, was $54.3 million in 2001 compared to $66.5 million in 2000. Operating margins were adversely impacted by a number of factors including lower overall selling prices, reduced fixed cost coverage as a result of lower production volumes and manufacturing inefficiencies. The Company's Brazilian operations continued to be a significant component of worldwide compressor operations. Operating margins in 2001 were consistent with 2000 margins, therefore, increasing the Brazilian operations overall portion of Compressor Group operating profit from 66% in 2000 to 77% in 2001. The Indian operations significantly reduced their operating losses from 2000 levels when margins were adversely impacted by a lengthy work stoppage and start-up costs associated with a new manufacturing plant.

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

     Compressor Group operating income, exclusive of nonrecurring items, declined from $91.5 million in 1999 to $66.5 million in 2000. North American results were severely impacted by the loss of volume and continuing erosion of selling prices in the air conditioning markets. Additionally, North American results were adversely affected by reduced fixed cost absorption as a result of lower production volumes and inefficiencies resulting from the transfer of production from the Somerset plant to other production facilities. As a result of the lengthy work stoppage and operating inefficiencies at the new compressor plant, Indian operating income decreased by approximately $5.0 million from 1999 levels. Results from the Brazilian operations continued to contribute the majority of the Compressor Group's operating income. Approximately 66% of the Group's total operating income in 2000 was contributed by the Brazilian operations. Although Brazilian operating income increased by approximately $2.0 million from 1999 levels, margins were under pressure in spite of sales growth. This impact was an expected phenomenon that commenced in the second half of 2000 as the favorable effect of the 1999 Brazilian currency devaluation subsided and upward pressure was placed on manufacturing costs.

 ENGINE AND POWER TRAIN PRODUCTS

 2001 vs. 2000

     The Engine & Power Train Group's sales and operating income declined for the second straight year with 2001 results significantly below those for 2000. Sales declined from $612.8 million in 2000 to $480.9 million in 2001 reflecting a significant reduction in both engine and transmission sales in the lawn and garden segment, as well as various utility applications, such as portable power generators. While sales of engines used for snow throwers was one of the best seasons in the group's history, they were not enough to offset the demand in other applications. While the sales declines were reflective of the overall economic condition, some portion of the decline is attributable to the Company's declining participation in the walk behind mower segment.

     As a result of the approximate 22% decline in sales, operating income of $20.0 million in 2001 was dramatically lower than the $46.8 million posted in 2000. These amounts are exclusive of a nonrecurring charge recorded in the fourth quarter of 2001 of $6.1 million ($3.9 million net of tax) related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's newly acquired facilities in the Czech Republic.

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

     Because of the significant decrease in medium frame utility engines and poor product mix, operating income of the Engine and Power Train Group decreased to $46.8 million in 2000 from 1999's record of $93.1 million. The loss of utility engine business and heavy dependence on lawn and garden applications resulted in an excess production capacity situation as well as production imbalances and inefficiencies which negatively impacted profit margins.

PUMP PRODUCTS

     Pump Products sales in 2001 amounted to $113.4 million compared to $117.3 million in 2000, a slight decrease of 3%. Operating income in 2001 was $11.6 million compared to $14.7 million in 2000. Decreased retail sales activity in the water gardening market, resulting from a soft economy combined with slight decreases in sales for industrial and commercial applications, were primary reasons for the decline in sales and profits in 2001. In 2000, this segment experienced a 4% increase in sales over 1999 sales of $113.0 million. Increased penetration in water gardening markets and increased industrial sales were largely responsible for this growth. Correspondingly, Pump Products operating income increased 4% from $14.1 million in 1999 to $14.7 million in 2000.

     During the third quarter of 2000, the Pump segment entered the residential wastewater collection, transfer and disposal market by acquiring the assets of Interon Corporation. This market, while currently in its infancy, is expected to grow rapidly as it provides an economical alternative to conventional gravity wastewater disposal systems. The acquisition of Interon assets did not have a material impact on reported results of operations, financial position or cash flows for 2000 or 2001.

NONRECURRING ITEMS

     The 2001 results were adversely impacted by $35.4 million ($22.8 million net of tax, or $1.23 per share) in nonrecurring items. During the third quarter of 2001, the Company offered an early retirement incentive plan to eligible Corporate, North American Compressor Group and Engine & Power Train Group employees. Two hundred fifty (250) employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. The cost of providing the pension and healthcare benefits associated with this plan amounted to $29.3 million ($18.9 million net of tax, or $1.02 per share) and has been recorded as a nonrecurring charge in the third quarter. Ongoing cost savings from this action are estimated to be in a range of $10 to $12 million annually.

     During the fourth quarter of 2001, the charge of $6.1 million ($3.9 million net of tax, or $.21 per share) in the Engine & Power Train business related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic.

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

INTEREST INCOME AND INCOME TAX

     Interest income and other, net amounted to $20.3 million, $27.9 million, and $28.1 million in 2001, 2000 and 1999, respectively. Excluding the effects of a $5.2 million refund of prior years' U.S. federal income taxes and a $1.3 million charge from the resolution of an income tax issue in Italy, the Company's effective income tax rate in 2001 was 35.6%, compared to 38.7% in 2000 and 36.5% in 1999. The higher effective tax rate in 2000 was due primarily to the inability to recognize a tax benefit on Indian operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been net cash provided by operations. For the year ended 2001, operating activities generated cash flows of $173.0 million, compared to $134.0 million in 2000. This increase results primarily from lower working capital requirements offset by lower operating results.

     Capital expenditures for 2001 amounted to $65.4 million compared to $64.0 million in 2000. Approximately $41.5 million was spent on capacity enhancements, new product capabilities and routine upgrades in the Brazilian and French compressor facilities. Approximately $15.5 million was spent primarily on facility improvement, consolidation and upgrades in the North American Compressor Operations. The balance, approximately $8.4 million, was spent on facilities upgrading and capacity expansion in the Company's engine manufacturing plants. In addition, the Company expended $13.4 million in May 2001 for the acquisition of an engine and component manufacturing facility in the Czech Republic.

     Net cash used by financing activities amounted to $37.0 million in 2001 compared to $66.3 million in 2000. During 2001, the Company repurchased 8,500 shares of Class A stock at a cost of $0.4 million and 392,400 shares of Class B stock at a cost of $17.7 million, and paid dividends totaling $23.8 million. Proceeds from borrowings net of debt repayments amounted to $4.9 million. In 2000, the Company repurchased 912,500 shares of its Class A common stock for $39.6 million and paid dividends on its common stock amounting to $24.5 million. Net repayments of long-term debt amounted to $2.2 million.

     The Company continued to preserve its strong liquid financial position by maintaining a cash and cash equivalent balance of $317.6 million at December 31, 2001, compared to $268.2 million at the end of 2000. Working capital was $605.7 million at December 31, 2001 compared to $602.4 million at December 31, 2000. The ratio of current assets to current liabilities was 3.4 in 2001 and 3.2 in 2000.

RESTRUCTURING ACTIONS

     As discussed above, the Company has undertaken several restructuring actions during 2000 and 2001. During the third quarter of 2001, the Company offered an early retirement incentive plan to eligible Corporate, North American Compressor Group and Engine & Power Train Group employees. Two hundred fifty
(250) employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. The cost of providing the pension and healthcare benefits associated with this plan amounted to $29.3 million ($18.9 million net of tax) and has been recorded as a nonrecurring charge in the third quarter. Ongoing cost savings from this action are estimated to be in a range of $10 to $12 million annually.

     The fourth quarter 2001 charge of $6.1 million ($3.9 million net of tax, or $.21 per share) in the Engine & Power Train business related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic.

     In the first quarter of 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million net of tax) related to the restructuring and realignment of its compressor manufacturing operations, both domestically and internationally. The charges consisted primarily of plant closing costs including employee termination liabilities, plant decommissioning expenses, the write-off, removal, and storage of obsolete equipment, a workforce reduction charge at the Indian compressor operations, and an asset impairment charge. Included in the $33.5 million charge were cash items of approximately $15.8 million that will be paid from Company funds, and $2.9 million which will be paid from pension plan assets. The balance of $14.8 million was comprised of non-cash items, principally the write down or impairment of long-lived assets. Through December 31, 2001, approximately $2.4 million of these restructuring charges remain to be paid or incurred.

PROJECTED CASH REQUIREMENTS

     During 2001, the Company announced its intention to repurchase up to 1.5 million shares of its Class A and Class B common stock in any combination. Purchases can be made from time to time in the open market through June 30, 2002. This was the fourth stock repurchase program initiated by the Company since November 1997. Through February 28, 2002, 392,400 Class B shares and 8,500 Class A shares were repurchased under the current authorization. Future purchases will be considered based on a number of factors, including current stock market conditions, general overall business conditions and currently available cash flows from operations. Depending on these criteria, the Company may or may not repurchase all of the authorized shares.

     Capital expenditures for 2002 are projected to remain near or slightly below 2001 levels. Approximately two thirds ( 2/3) of the budgeted capital spending is planned for foreign operations to expand product offerings. Additional spending may be required for acquisitions or investments in joint ventures or partnering arrangements should such opportunities be pursued.

     Working capital requirements, planned capital investment, capacity consolidation, restructuring costs and stock repurchase costs, if any, for 2002 are expected to be financed primarily through internally available funds, supplemented, if necessary, by borrowings and other sources of external financing.

LONG-TERM LIQUIDITY

     The Company anticipates that it will be able to continue to fund its long-term liquidity requirements, including capital expenditures and working capital needs, from internally generated funds, supplemented by borrowings and other financing arrangements as required. The Company maintains a $100 million revolving credit facility, which is available for general corporate purposes. Other available financing sources include long-term financing arrangements in connection with state sponsored investment incentive programs, short-term borrowing and various other forms of financial instruments to finance foreign working capital requirements and hedge exposure to foreign currency exchange risks.

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

INTERNATIONAL OPERATIONS

     As of December 31, 2001 approximately 41% of the Company's consolidated net sales and 30% of the Company's total assets were outside of North America, primarily in Brazil, France, Italy, India and the Czech Republic. Additionally, during 2001 the Company's North American Compressor Group imported approximately $45.3 million of compressors and components from the Company's Brazilian subsidiary for sale in North America and for re-export. Management believes that international operations have been, and will continue to be, a significant benefit to overall Company performance. However, the Company's international operations are subject to a number of risks inherent with operating abroad, including, but not limited to, world economic conditions, political instability and currency rate fluctuations. There can be no assurance that these risks will not have a material adverse impact on the Company's foreign or consolidated net sales, or on its results of operations or financial condition. For further information, see Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" and "Euro Conversion" below.

EURO CONVERSION

     On January 1, 1999, certain member nations of the European Economic and Monetary Union (EMU) entered into a three-year transition phase during which a common currency called the "Euro" is being introduced in the participating countries. Effective January 1, 2001, the Company's French and Italian operations successfully converted their accounting and transactional systems to the new Euro currency. The actual costs incurred through December 31, 2001 to convert to Euro compliant systems were approximately $3.0 million.

IMPACT OF FOREIGN CURRENCIES

     Changes in the value of foreign currencies in relation to the U.S. dollar can affect both reported results and the competitiveness of goods produced for export in countries like Brazil. While the Company does hedge some of its short-term forecasted transactions denominated in foreign currencies, the effects of these contracts were not significant in 2001 or 2000. Alternatively, the Company does not generally hedge its net investment in its foreign subsidiaries. During 2001, the U.S. dollar strengthened against most currencies where the Company has operations. As a result the Company's investments in its foreign net assets declined in U.S. dollar value by $19.3 million. Under applicable accounting standards, translation adjustments relating to the Company's investments in foreign affiliates are reflected in other comprehensive income (part of stockholders' equity) in the period in which they arise.

ENVIRONMENTAL

     The U.S. Environmental Protection Agency ("EPA") has finalized Phase II emission standards for handheld small off-road engines which include the two-cycle engines produced by the Company. The Company already produces competitively priced engines that comply with current EPA and California Air Resources Board ("CARB") Standards. The Phase II standards have been finalized for non-handheld four-cycle engines. Phase-in of the rules for non-handheld four-cycle engines will take place between the 2001 and 2006 model years. It is not possible at this time to determine the related costs of compliance, nor the impact on the competitive position of the Company.

     The State of California began enforcing the CARB Tier II Emission Standards effective January 1, 2000. A broad range of the Company's engines has been certified to comply with these emissions standards.

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

     At December 31, 2001 and 2000 the Company had accrued $36.1 million and $40.1 million, respectively for environmental remediation, including $28.7 and $30.3 million, respectively relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements. For further information on environmental matters, see Item 3, "Legal Proceedings."

NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001 the net book value of the Company's goodwill was $45.1 million and goodwill amortization for the year of 2001 was $1.5 million. The Company will adopt SFAS No. 142 on January 1, 2002, as required, and goodwill amortization will be discontinued at that time. The Company has not yet determined the impact this statement will have on its results of operations or financial position.

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

     Worldwide market conditions in the Company's Compressor and Engine & Power Train Businesses remain weak, but are projected to improve slightly in 2002 when compared to 2001. However, it is highly likely that earnings in the first half of the year will remain below those of 2001 with most improvement coming later in the year. Based upon current market conditions in the walk behind rotary mower segment, including overall customer demand and the Company's order backlog, the Engine and Power Train Group will continue, in the near term, to suffer from a significant over-capacity situation which will continue to depress operating earnings of the Group.

     In an effort to improve profitability and recapture market share in both the Compressor and Engine & Power Train segments, the Company intends to continue pursuing a strategy of cost reduction through a number of actions, such as consolidation of production facilities, lean manufacturing and continuous improvement measures, designed to improve productivity, product quality and customer acceptance. Additionally, efforts are underway to redesign and expand product offerings to fill in gaps in product lines and/or capabilities. The Company is also exploring and developing new product opportunities involving components, subassemblies and semi-finished or finished goods in a number of markets, both foreign and domestic. These initiatives may be undertaken individually or in connection with others in strategic partnering or similar other arrangements. In connection with these and other initiatives, it is possible that additional restructuring and realignment actions may be taken. Therefore, it is likely that future results will be impacted by one or more nonrecurring charges as these plans are finalized. While the exact amount and timing of these potential charges cannot be accurately predicted, they may affect several periods or years and could be material to the reported results in the particular quarter or year in which they are recorded.

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

     Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. The Company places its cash investments in bank deposits and investment grade, short-term debt instruments (predominately commercial paper) with reputable credit-worthy counterparties and, by policy, limits the amount of credit exposure to any one counterparty.

     The Company uses contemporary credit review procedures to approve customer credit. Customer accounts are actively monitored and collection efforts are pursued within normal industry practice. Management believes that concentrations of credit risk with respect to receivables are somewhat limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. However, in the Engine and Power Train Group, the manufacture of small gasoline engine powered lawn and garden equipment is dominated, to a large extent, by three manufacturers. The Company sells to all three of these manufacturers and as a result, a significant portion of the Group's open accounts receivable at any time is comprised of amounts due from these three manufacturers.

     A portion of export accounts receivable of the Company's Brazilian subsidiary is sold at a discount. Discounted receivable balances in the Brazilian subsidiary at December 31, 2001 and 2000 were $15.5 and $27.6 million, respectively and the discount rate was 4.8% in 2001 and 6.6% in 2000. The Company maintains an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.

     Interest Rate Risk -- The Company is subject to minimal interest rate risk in relation to variable rate, long-term Industrial Development Revenue Bonds and to short-term variable rate borrowings used by our foreign subsidiaries to manage their working capital needs. The Company's debt profile is insignificant compared to the liquid cash assets held by the Company, and if interest rates were to decrease substantially, the Company would simply pay off the debt. The Company is also subject to interest rate risk relating to interest earned on its short-term funds invested.

     Commodity Price Risk -- The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Company policy allows local management to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. The Company's practice has been to accept delivery of the commodities and consume them in manufacturing activities. At December 31, 2001 and 2000, the Company held a total notional value of $25.8 and $25.0 million, respectively in commodity forward purchasing contracts. The majority of these contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities are accepted. However, commodity contracts at the Company's French compressor subsidiary are essentially derivative financial instruments designed to hedge the fluctuation in commodity pricing and as such are subject to the provisions of SFAS No. 133.

     Foreign Currency Exchange Risk -- The Company is subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does from time to time enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows local management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At December 31, 2001 and 2000, the Company held foreign currency forward contracts with a total notional value of $15.0 and $37.2 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Management........................................   23
Report of Independent Accountants...........................   24
Financial Statements
  Consolidated Statements of Income for the years ended
     December 31, 2001, 2000 and 1999.......................   25
  Consolidated Balance Sheets at December 31, 2001 and
     2000...................................................   26
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999.......................   28
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2001, 2000 and 1999...........   29
  Notes to Consolidated Financial Statements................   30

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

/s/ David W. Kay
DAVID W. KAY
Vice President, Treasurer and
  Chief Financial Officer

                        INDEPENDENT ACCOUNTANT'S REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF TECUMSEH PRODUCTS COMPANY

     We have audited the accompanying consolidated balance sheets of Tecumseh Products Company and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tecumseh Products Company and Subsidiaries at December 31, 2001 and 2000 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ciulla, Smith & Dale, LLP
CIULLA, SMITH & DALE, LLP
Certified Public Accountants

January 25, 2002
Southfield, Michigan

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS
                                                                   EXCEPT PER SHARE DATA)
Net Sales...................................................  $1,398.9    $1,649.9    $1,814.3
  Cost of sales and operating expenses......................   1,207.2     1,411.4     1,507.4
  Selling and administrative expenses.......................     112.1       118.3       117.6
  Nonrecurring (gain) charges...............................      35.4        33.5        (5.5)
                                                              --------    --------    --------
Operating Income............................................      44.2        86.7       194.8
  Interest expense..........................................      (4.1)       (6.7)       (7.9)
  Interest income and other, net............................      20.3        27.9        28.1
  Nonrecurring gain.........................................        --          --         8.6
                                                              --------    --------    --------
Income Before Taxes on Income...............................      60.4       107.9       223.6
  Taxes on Income...........................................      17.6        41.8        81.6
                                                              --------    --------    --------
Net Income..................................................  $   42.8    $   66.1    $  142.0
                                                              ========    ========    ========
Basic and Diluted Earnings Per Share........................  $   2.30    $   3.44    $   7.00
                                                              ========    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  317.6    $  268.2
  Accounts receivable, trade, less allowance for doubtful
     accounts of $7.7 million in 2001 and $6.3 million in
     2000...................................................     207.1       265.6
  Inventories...............................................     261.9       274.9
  Deferred and recoverable income taxes.....................      58.0        56.4
  Other current assets......................................      14.6        17.6
                                                              --------    --------
     Total current assets...................................     859.5       882.7
                                                              --------    --------
Property, Plant, and Equipment, at cost:
  Land and land improvements................................      18.7        18.9
  Buildings.................................................     170.1       168.2
  Machinery and equipment...................................     760.0       807.4
  Assets in process.........................................      44.2        41.6
                                                              --------    --------
                                                                 993.0     1,036.1
  Less, accumulated depreciation............................     561.1       591.4
                                                              --------    --------
     Property, plant and equipment, net.....................     431.9       444.7
                                                              --------    --------
Goodwill, less accumulated amortization of $25.1 million in
  2001 and $23.6 million in 2000............................      45.1        46.8
Deferred income taxes.......................................      29.7        41.1
Prepaid pension expense.....................................     137.3       123.8
Other assets................................................      16.3        14.0
                                                              --------    --------
          Total assets......................................  $1,519.8    $1,553.1
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade...................................  $  101.3    $  123.5
  Income taxes payable......................................       4.2         5.5
  Short-term borrowings.....................................      11.6         6.3
  Accrued liabilities:
     Employee compensation..................................      29.0        34.7
     Product warranty and self-insured risks................      56.7        49.8
     Other..................................................      51.0        60.5
                                                              --------    --------
          Total current liabilities.........................     253.8       280.3
Long-term debt..............................................      13.7        14.2
Deferred income taxes.......................................       3.0          --
Other postretirement benefit liabilities....................     203.0       189.9
Product warranty and self-insured risks.....................      23.9        24.5

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
Accrual for environmental matters...........................      29.4        33.3
Pension liabilities.........................................      15.3        15.5
                                                              --------    --------
          Total liabilities.................................     542.1       557.7
                                                              --------    --------
Stockholders' Equity
  Class A common stock, $1 par value; authorized 75,000,000
     shares; issued 13,401,938 and 13,410,438 shares in 2001
     and 2000, respectively.................................      13.4        13.4
  Class B common stock, $1 par value; authorized 25,000,000
     shares; issued 5,077,746 and 5,470,146 shares in 2001
     and 2000, respectively.................................       5.1         5.5
  Retained earnings.........................................   1,051.5     1,050.2
  Accumulated other comprehensive income (loss).............     (92.3)      (73.7)
                                                              --------    --------
          Total stockholders' equity........................     977.7       995.4
                                                              --------    --------
          Total liabilities and stockholders' equity........  $1,519.8    $1,553.1
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
                                                                   (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities:
  Net Income................................................   $ 42.8      $ 66.1      $142.0
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     72.0        71.2        72.4
     Nonrecurring items.....................................     35.4        33.5          --
     Accounts receivable....................................     52.7        (5.8)      (29.9)
     Inventories............................................      8.7       (14.9)       (5.3)
     Payables and accrued expenses..........................    (23.6)       20.2        10.0
     Prepaid pension expense................................    (31.4)      (25.3)      (22.1)
     Other..................................................     16.4       (11.0)       (3.8)
                                                               ------      ------      ------
       Cash Provided By Operating Activities................    173.0       134.0       163.3
                                                               ------      ------      ------
Cash Flows from Investing Activities:
  Business acquisition, net of cash acquired................    (13.4)         --          --
  Capital expenditures......................................    (65.4)      (64.0)      (73.0)
                                                               ------      ------      ------
       Cash Used In Investing Activities....................    (78.8)      (64.0)      (73.0)
                                                               ------      ------      ------
Cash Flows from Financing Activities:
  Dividends paid............................................    (23.8)      (24.5)      (24.7)
  Proceeds from borrowings..................................      5.3         1.2         0.5
  Repayments of borrowings..................................     (0.4)       (3.4)       (3.3)
  Repurchases of common stock...............................    (18.1)      (39.6)      (57.7)
                                                               ------      ------      ------
       Cash Used in Financing Activities....................    (37.0)      (66.3)      (85.2)
                                                               ------      ------      ------
Effect of Exchange Rate and Changes on Cash.................     (7.8)       (6.0)      (12.3)
                                                               ------      ------      ------
  Decrease In Cash and Cash Equivalents.....................     49.4        (2.3)       (7.2)
Cash and Cash Equivalents:
  Beginning of Period.......................................    268.2       270.5       277.7
                                                               ------      ------      ------
  End of Period.............................................   $317.6      $268.2      $270.5
                                                               ======      ======      ======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       ACCUMULATED
                                                             CAPITAL IN                   OTHER           TOTAL
                               CLASS A $1     CLASS B $1     EXCESS OF     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                               PAR VALUE      PAR VALUE      PAR VALUE     EARNINGS   INCOME/(LOSS)       EQUITY
                              ------------   ------------   ------------   --------   -------------   --------------
                                                              (DOLLARS IN MILLIONS)
BALANCE, DECEMBER 31,
  1998......................     $15.4           $5.5           $0.0       $  986.6      $(11.8)         $  995.7
COMPREHENSIVE INCOME:
Net income..................                                                  142.0                         142.0
Minimum pension liability
  (net of tax benefit of
  $1.0).....................                                                               (1.5)             (1.5)
Translation adjustments (net
  of tax benefit of
  $25.8)....................                                                              (39.6)            (39.6)
                                                                                                         --------
    TOTAL COMPREHENSIVE
       INCOME...............                                                                                100.9
Cash dividends..............                                                  (24.7)                        (24.7)
Stock repurchase............      (1.1)                                       (56.6)                        (57.7)
                                 -----           ----           ----       --------      ------          --------
BALANCE, DECEMBER 31,
  1999......................      14.3            5.5            0.0        1,047.3       (52.9)          1,014.2
COMPREHENSIVE INCOME:
Net income..................                                                   66.1                          66.1
Minimum pension liability
  (net of tax of $0.1)......                                                                0.5               0.5
Gain (loss) on derivatives
  (net of tax benefit of
  $0.2).....................                                                               (0.3)             (0.3)
Translation adjustments (net
  of tax benefit of $7.5)...                                                              (21.0)            (21.0)
                                                                                                         --------
    TOTAL COMPREHENSIVE
       INCOME...............                                                                                 45.3
Cash dividends..............                                                  (24.5)                        (24.5)
Stock repurchase............      (0.9)                                       (38.7)                        (39.6)
                                 -----           ----           ----       --------      ------          --------
BALANCE, DECEMBER 31,
  2000......................      13.4            5.5            0.0        1,050.2       (73.7)            995.4
COMPREHENSIVE INCOME:
Net income..................                                                   42.8                          42.8
Minimum pension liability
  (net of tax of $0.5)......                                                                0.4               0.4
Gain (loss) on derivatives
  (net of tax of $0.2)......                                                                0.3               0.3
Translation adjustments (net
  of tax benefit of
  $11.0)....................                                                              (19.3)            (19.3)
                                                                                                         --------
    TOTAL COMPREHENSIVE
       INCOME...............                                                                                 24.2
Cash dividends..............                                                  (23.8)                        (23.8)
Stock repurchase............                     (0.4)                        (17.7)                        (18.1)
                                 -----           ----           ----       --------      ------          --------
BALANCE, DECEMBER 31,
  2001......................     $13.4           $5.1           $0.0       $1,051.5      $(92.3)         $  977.7
                                 =====           ====           ====       ========      ======          ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

NOTE 1.  ACCOUNTING POLICIES

     Business Description -- Tecumseh Products Company (the "Company") is a full line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. The Company's products are sold in countries all around the world.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investments in unconsolidated affiliates are generally accounted for on the equity basis. All significant intercompany transactions and balances have been eliminated.

     Foreign Currency Translation -- All of the Company's foreign subsidiaries use the local currency of the country of operation as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates while revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in other comprehensive income or loss, a component of stockholders' equity. Realized foreign currency transaction gains and losses are included in current income.

     Cash Equivalents -- Cash equivalents consist of commercial paper and other short-term investments that are readily convertible into cash.

     Inventories -- Inventories are valued at the lower of cost or market, generally on the first-in, first-out basis.

     Property, Plant and Equipment -- Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. For financial statement purposes, depreciation is determined using the straight-line method at rates based upon the estimated useful lives of the assets. Depreciation expense was $70.5, $69.3, and $70.5 million in 2001, 2000 and 1999, respectively.

     Goodwill -- Assets and liabilities related to business combinations accounted for as purchases are recorded at fair value. Goodwill, the excess of cost over the net tangible assets acquired, is amortized on a straight-line basis over its estimated useful life, principally over a forty year period.

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001, the net book value of the Company's goodwill was $45.1 million and goodwill amortization for the year was $1.5 million. The Company will adopt SFAS No. 142 on January 1, 2002, as required, and goodwill amortization will be discontinued at that time. The Company has not yet determined the impact this statement will have on its results of operations or financial position.

     Revenue Recognition -- Revenues from the sale of the Company's products are recognized upon passage of title to the customer which, in most cases, coincides with shipment of the products.

     Derivative Financial Instruments -- Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates. The Company, from time to time, enters into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. The premium or discount on the contracts is amortized over the life of the contract. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not hold derivative financial instruments for trading purposes. See Note 10 for discussion of adoption of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     Product Warranty -- Provision is made for the estimated cost of maintaining product warranties at the time the product is sold.

     Self-Insured Risks -- Provision is made for the estimated costs of known and anticipated claims under the deductible portions of the Company's health, liability and workers' compensation insurance programs. In addition, provision is made for the estimated cost of postemployment benefits.

     Environmental Expenditures -- Expenditures for environmental safekeeping are expensed or capitalized as appropriate. Costs associated with remediation activities are expensed. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated and are not discounted or reduced for possible recoveries from insurance carriers.

     Earnings Per Share -- Basic and diluted earnings per share are equivalent. Earnings per share are computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations was 18,607,249 in 2001, 19,218,065 in 2000, and 20,276,925 in 1999.

     Research, Development and Testing Expenses -- Company sponsored research, development, and testing expenses related to present and future products are expensed as incurred and were $27.6, $28.1, and $30.2 million in 2001, 2000 and 1999, respectively.

     Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts during the reporting period and at the date of the financial statements. Significant estimates include accruals for product warranty, self-insured risks, pension and postretirement benefit obligations and environmental matters. Actual results could differ materially from those estimates.

     Reclassifications -- Certain amounts included in the prior years' financial statements have been reclassified to conform to the 2001 presentation.

     New Accounting Standards -- As discussed above, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." The Company will adopt this statement on January 1, 2002, as required. In accordance with the statement, goodwill amortization will be discontinued and goodwill will be tested at least annually for impairment.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supercedes SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The Company will adopt SFAS No. 144 on January 1, 2002, as required. The Company does not expect that adoption of this statement will have a material effect on it results of operations or financial position.

NOTE 2.  COMPREHENSIVE INCOME

     Accumulated other comprehensive income or loss is shown in the Consolidated Statements of Stockholders' Equity and includes the following:

                                                               2001     2000
                                                              ------   ------
Foreign currency translation adjustments (net of tax of
  $49.6 million in 2001 and $38.6 million in 2000)..........  $(91.7)  $(72.4)
Minimum pension liability adjustments (net of tax of $0.4
  million in 2001 and $0.6 million in 2000).................    (0.6)    (1.0)
Deferred loss on hedging (net of tax of $0.2 million in
  2000).....................................................     0.0     (0.3)
                                                              ------   ------
                                                              $(92.3)  $(73.7)
                                                              ======   ======

NOTE 3.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

     The Company uses September 30 as the measurement date (the date upon which plan assets and obligations are measured) to facilitate the preparation and reporting of pension and postretirement plan data. Information regarding the funded status and net periodic benefit costs are reconciled to or stated as of the fiscal year end of December 31.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status for 2001 and 2000:

                                                      PENSION              OTHER
                                                 -----------------   -----------------
                                                  2001      2000      2001      2000
                                                 -------   -------   -------   -------
RECONCILIATION OF BENEFIT OBLIGATION
Benefit obligation at beginning of period......  $ 270.3   $ 268.8   $ 142.5   $ 129.2
  Service cost.................................      6.3       6.6       4.6       4.6
  Interest cost................................     18.3      18.8       9.7       9.1
  Actuarial (gain) loss........................     11.3      (5.7)      6.7       5.4
  Curtailment loss.............................     18.0        --      11.3        --
  Benefit payments.............................    (21.8)    (18.2)     (6.4)     (5.8)
                                                 -------   -------   -------   -------
Benefit obligation at measurement date.........  $ 302.4   $ 270.3   $ 168.4   $ 142.5
                                                 =======   =======   =======   =======
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value at beginning of period..............  $ 605.0   $ 567.1
  Actual return on plan assets.................    (15.8)     55.9
  Employer contributions.......................       --       0.2
  Benefit payments.............................    (21.8)    (18.2)
                                                 -------   -------
Fair value at measurement date.................  $ 567.4   $ 605.0
                                                 =======   =======
FUNDED STATUS
Funded status at measurement date..............  $ 264.9   $ 334.7   $(168.4)  $(142.5)
  Unrecognized transition (asset) obligation...     (3.9)     (6.4)       --        --
  Unrecognized prior service cost..............     10.3      11.9      (7.7)     (9.1)
  Unrecognized (gain)..........................   (134.0)   (216.4)    (33.0)    (44.3)
                                                 -------   -------   -------   -------
Prepaid (accrued) benefits.....................  $ 137.3   $ 123.8   $(209.1)  $(195.9)
                                                 =======   =======   =======   =======

     The following tables provide the components of net periodic benefit (income) cost for 2001, 2000 and 1999:

                                                              2001     2000     1999
                                                             ------   ------   ------
PENSION BENEFITS
  Service cost.............................................  $  6.3   $  6.6   $  7.7
  Interest cost............................................    18.3     18.8     17.8
  Expected return on plan assets...........................   (43.1)   (40.6)   (39.2)
  Amortization of net (gain)...............................   (12.9)    (9.9)    (9.0)
  Curtailment loss.........................................    18.0       --      1.0
                                                             ------   ------   ------
  Net periodic benefit (income)............................  $(13.4)  $(25.1)  $(21.7)
                                                             ======   ======   ======
OTHER BENEFITS
  Service cost.............................................  $  4.6   $  4.6   $  5.0
  Interest cost............................................     9.7      9.1      8.9
  Curtailment loss (gain)..................................    11.3       --     (5.5)
  Amortization of net (gain)...............................    (6.0)    (4.8)    (3.5)
                                                             ------   ------   ------
  Net periodic benefit cost................................  $ 19.6   $  8.9   $  4.9
                                                             ======   ======   ======

     Assumptions used in measuring the benefit obligations were:

                                                               PENSION        OTHER
                                                             -----------   -----------
                                                             2001   2000   2001   2000
                                                             ----   ----   ----   ----
Discount rate..............................................  7.25%  7.25%  7.25%  7.25%
Long-term rate of:
  Compensation increases...................................  5.00%  5.00%   N/A    N/A
  Return on plan assets....................................  7.50%  7.50%   N/A    N/A

     For measurement purposes a 9.00% annual rate of increase in the cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease each year to a rate of 5.25% for 2008 and remain at that rate thereafter.

     In 2001, the Company offered an early retirement incentive plan to eligible employees which resulted in the recognition of a curtailment loss of $29.3 million. The accumulated other postretirement benefit obligation was increased by $11.3 million and additional pension expense of $18.0 million was recorded.

     In 1999, the Company closed its Acklin Stamping plant which resulted in the recognition of a net curtailment gain of approximately $4.5 million. The accumulated other postretirement benefit obligation was reduced by $5.5 million (income effect) and additional pension expense of $1.0 million was recorded.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                               +1%     -1%
                                                              -----   ------
Accumulated postretirement benefit obligation...............  $20.3   $(15.8)
Net postretirement benefit cost.............................    2.1     (1.7)

     The Company's foreign subsidiaries provide for defined benefits that are generally based on earnings at retirement date and years of credited service. The combined expense for these unfunded plans was $3.0, $2.9 and $2.7 million in 2001, 2000, and 1999, respectively. The net liability recorded in the consolidated balance sheet was $14.6 and $15.5 million for 2001 and 2000, respectively. Tecumseh France, S.A. has a minimum pension liability of $1.0 million ($0.6 million net of tax effects) which is recognized in accumulated other comprehensive income.

     The Company has defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $2.9, $3.9 and $3.6 million in 2001, 2000 and 1999, respectively.

NOTE 4.  INCOME TAXES

     Consolidated income before taxes consists of the following:

                                                              2001     2000     1999
                                                              -----   ------   ------
United States...............................................  $15.9   $ 56.9   $159.2
Foreign.....................................................   44.5     51.0     64.4
                                                              -----   ------   ------
                                                              $60.4   $107.9   $223.6
                                                              =====   ======   ======

     Provision for income taxes consists of the following:

                                                               2001    2000    1999
                                                              ------   -----   -----
Current:
  U.S. federal..............................................  $(22.2)  $16.4   $40.5
  State and local...........................................    (0.7)    2.2     5.4
  Foreign income and withholding taxes......................    15.6    20.7    23.4
                                                              ------   -----   -----
                                                                (7.3)   39.3    69.3
                                                              ------   -----   -----
Deferred:
  U.S. federal..............................................    25.7     3.1    14.5
  Foreign...................................................    (0.8)   (0.6)   (2.2)
                                                              ------   -----   -----
                                                                24.9     2.5    12.3
                                                              ------   -----   -----
Provision for income taxes..................................  $ 17.6   $41.8   $81.6
                                                              ======   =====   =====
Income taxes (refunded) paid................................  $ (2.4)  $42.4   $78.6
                                                              ======   =====   =====

     A reconciliation between the actual income tax expense provided and the income tax expense computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

                                                              2001    2000    1999
                                                              -----   -----   -----
Income taxes at U.S. statutory rate.........................  $21.1   $37.8   $78.3
Excess of foreign taxes over the U.S. statutory rate........    2.0     7.8     2.7
State and local income taxes................................   (0.4)    1.4     3.5
Tax benefits from Foreign Sales Corporation.................   (1.7)   (1.8)   (1.9)
Other.......................................................   (3.4)   (3.4)   (1.0)
                                                              -----   -----   -----
                                                              $17.6   $41.8   $81.6
                                                              =====   =====   =====

     Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                               2001     2000
                                                              ------   ------
Deferred tax assets:
  Other postretirement liabilities..........................  $ 77.3   $ 72.9
  Product warranty and self-insured risks...................    23.3     24.0
  Net operating loss carryforwards..........................     5.7      4.6
  Provision for environmental matters.......................    13.4     14.8
  Other accruals and miscellaneous..........................    85.0     41.3
                                                              ------   ------
                                                               204.7    157.6
  Valuation allowance.......................................    (3.2)    (0.9)
                                                              ------   ------
  Total deferred tax assets.................................   201.5    156.7
                                                              ------   ------
Deferred tax liabilities:
  Tax over book depreciation................................    33.3     19.4
  Pension...................................................    57.5     45.9
  Other.....................................................    39.8      3.4
                                                              ------   ------
  Total deferred tax liabilities............................   130.6     68.7
                                                              ------   ------
  Net deferred tax assets...................................  $ 70.9   $ 88.0
                                                              ======   ======

     The Company's share of accumulated unremitted earnings of foreign subsidiaries at December 31, 2001 and 2000 was $245.7 and $225.3 million, respectively.

     At December 31, 2001, the Company had net operating loss carryforwards attributable to foreign operations for income tax purposes of $15.9 million which expire from 2002 to 2008 if not offset against future taxable income.

NOTE 5.  INVENTORIES

     The components of inventories at December 31, were:

                                                               2001     2000
                                                              ------   ------
Raw materials and work in process...........................  $137.1   $148.6
Finished goods..............................................   108.3    110.1
Supplies....................................................    16.5     16.2
                                                              ------   ------
                                                              $261.9   $274.9
                                                              ======   ======

NOTE 6.  BUSINESS SEGMENT DATA

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

     The Company's three reportable operating segments are defined as follows:

     Compressor Products -- Manufacturing and marketing of a full line of hermetic compressors for residential and commercial air conditioning and refrigeration products.

     Engine & Power Train Products -- Manufacturing and marketing of gasoline engines and power train components for lawn and garden and utility applications.

     Pump Products -- Manufacturing and marketing centrifugal, sump and small submersible pumps for industrial, commercial, marine and agricultural applications.

     The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements. The prior year segment operating income has been restated to conform to the current year presentation. The effect on segment income was not material.

     External customer sales by geographic area are based upon the destination of products sold. The Company has no single customer that accounts for 10% or more of consolidated net sales. Long-lived assets by geographic area are based upon the physical location of the assets.

INDUSTRY SEGMENT INFORMATION

                                                           2001       2000       1999
                                                         --------   --------   --------
External customer sales:
  Compressor Products..................................  $  804.6   $  919.8   $  967.0
  Engine & Power Train Products........................     480.9      612.8      734.3
  Pump Products........................................     113.4      117.3      113.0
                                                         --------   --------   --------
     Total external customer sales.....................  $1,398.9   $1,649.9   $1,814.3
                                                         ========   ========   ========
Operating income:
  Compressor Products..................................  $   54.3   $   66.5   $   91.5
  Engine & Power Train Products........................      20.0       46.8       93.1
  Pump Products........................................      11.6       14.7       14.1
  Corporate and consolidating items....................      (6.3)      (7.8)      (9.4)
  Nonrecurring items...................................     (35.4)     (33.5)       5.5
                                                         --------   --------   --------
     Total operating income............................  $   44.2   $   86.7   $  194.8
                                                         ========   ========   ========
Reconciliation to income before taxes:
  Operating income.....................................  $   44.2   $   86.7   $  194.8
  Other non-operating income...........................        --         --        8.6
  Interest income, net.................................      16.2       21.2       20.2
                                                         --------   --------   --------
     Income before taxes...............................  $   60.4   $  107.9   $  223.6
                                                         ========   ========   ========

                                                           2001       2000       1999
                                                         --------   --------   --------
Assets:
  Compressor Products..................................  $  575.2   $  612.1   $  646.3
  Engine & Power Train Products........................     255.0      312.2      322.0
  Pump Products........................................      58.0       61.6       60.0
  Corporate and consolidating items....................     631.6      567.2      525.0
                                                         --------   --------   --------
     Total assets......................................  $1,519.8   $1,553.1   $1,553.3
                                                         ========   ========   ========
Capital expenditures:
  Compressor Products..................................  $   53.1   $   43.4   $   50.3
  Engine & Power Train Products........................      10.0       18.3       20.5
  Pump Products........................................       1.6        1.9        2.0
  Corporate............................................       0.7        0.4        0.2
                                                         --------   --------   --------
     Total capital expenditures........................  $   65.4   $   64.0   $   73.0
                                                         ========   ========   ========
Depreciation and amortization:
  Compressor Products..................................  $   49.4   $   50.1   $   52.7
  Engine & Power Train Products........................      19.9       18.8       17.6
  Pump Products........................................       1.7        1.7        1.5
  Corporate............................................       1.0        0.6        0.6
                                                         --------   --------   --------
     Total depreciation and amortization...............  $   72.0   $   71.2   $   72.4
                                                         ========   ========   ========

GEOGRAPHIC SEGMENT INFORMATION

                                                         CUSTOMER SALES BY DESTINATION
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
North America
  United States........................................  $  748.5   $  897.6   $1,032.8
  Other North America..................................      70.1       71.2       85.2
                                                         --------   --------   --------
Total North America....................................     818.6      968.8    1,118.0
South America..........................................     134.8      161.7      129.5
Europe.................................................     247.0      270.6      306.9
Middle East and Asia...................................     198.5      248.8      259.9
                                                         --------   --------   --------
                                                         $1,398.9   $1,649.9   $1,814.3
                                                         ========   ========   ========

                                                             NET LONG-LIVED ASSETS
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
United States..........................................  $  265.5   $  292.3   $  317.6
Brazil.................................................      76.7       70.4       71.7
Rest of world..........................................      89.7       82.0       88.1
                                                         --------   --------   --------
                                                         $  431.9   $  444.7   $  447.4
                                                         ========   ========   ========

NOTE 7.  DEBT

                                                              2001    2000
                                                              -----   -----
Short-term borrowings consist of the following:
  Borrowings by foreign subsidiaries under revolving credit
     agreements, advances on export receivables and
     overdraft arrangements with banks used in the normal
     course of business; weighted average interest rate of
     6.7% in 2001 and 7.1% in 2000..........................  $10.9   $ 5.6
Current maturities of long-term debt........................    0.7     0.7
                                                              -----   -----
     Total short-term borrowings............................  $11.6   $ 6.3
                                                              =====   =====
Long-term debt consists of the following:
  Unsecured borrowings, primarily with banks, by foreign
     subsidiaries with interest at 6.0% and maturing in 2002
     through 2012...........................................  $ 1.2   $ 1.0
  Variable rate Industrial Development Revenue Bonds payable
     in quarterly installments from 2002 to 2021............   13.2    13.9
                                                              -----   -----
                                                               14.4    14.9
  Less current maturities of long-term debt.................    0.7     0.7
                                                              -----   -----
     Total long-term debt...................................  $13.7   $14.2
                                                              =====   =====

     Scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2001 are as follows:

2002........................................................   $ 0.7
2003........................................................     1.1
2004........................................................     1.1
2005........................................................     0.7
2006 and thereafter.........................................    10.8
                                                               -----
                                                               $14.4
                                                               =====

     Interest paid was $3.3 million in 2001, $3.4 million in 2000, and $3.9 million in 1999. The Company maintains a $100 million revolving credit facility for general corporate purposes. The facility has a three-year term which may be extended annually with the consent of the participating banks. Under the facility, the Company may select among various interest rate arrangements. As of December 31, 2001, the Company had not made any borrowings under this facility.

NOTE 8.  ENVIRONMENTAL MATTERS

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

     In May 2000, the EPA issued a Record of Decision ("ROD") selecting the remedy for the Site. The Company is one of several named PRP's in the proposed cleanup action. The EPA has estimated the cost of cleanup at $40.9 million. The Company believes that the EPA's remedy, as specified in the ROD, goes well beyond what is environmentally protective and cost-effective for the site and largely ignores the results of the multi-million dollar remedial investigation and feasibility study that the Company performed under EPA oversight. Additionally, the Wisconsin Department of Natural Resources ("WDNR"), as a Natural Resource Trustee, is investigating what additional requirements, if any, the state may have beyond those specified under the ROD.

     The EPA has indicated its intent to address the site in two phases, with the plant site and upper river constituting the first phase and the middle and lower river and harbor being the second phase. The Company anticipates entering into a Consent Decree concerning the performance of remedial design and remedial action for the plant site, the upper river and the flood plain soils, deferring for an unspecified period any action regarding Phase II.

     At December 31, 2001 and December 31, 2000, the Company had accrued $28.7 and $30.3 million, respectively, for estimated costs associated with the cleanup of this site. The actual cost will be governed by numerous factors including the requirements of the WDNR, and may be greater or lower than the amount accrued. These factors include the results of further investigations, the details of the remedial actions required by the EPA (in consultation with the WDNR), changes in remedial technologies, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final remediation, and/or natural resource damage claims, regarding the middle and lower river and harbor portions of the Site.

     The Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site groundwater plume. The Company has undertaken remediation of soils in a source area on the east side of its Grafton facility. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

     The WDNR requested that the Company join it in a cooperative effort to investigate and clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the source area near its facility. The next phase of the cooperative effort is scheduled to occur in 2002 involving a stream segment downstream of the source area. The Company has provided for these costs. Although participation in a cooperative remedial effort after 2002 for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

     In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At December 31, 2001 and 2000, the Company had accrued $36.1 million and $40.1 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

NOTE 10.  FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 2001 and 2000:

                                                           2001               2000
                                                     ----------------   -----------------
                                                     CARRYING   FAIR    CARRYING    FAIR
                                                      AMOUNT    VALUE    AMOUNT    VALUE
                                                     --------   -----   --------   ------
Cash & cash equivalents............................   317.6     317.6    $268.2    $268.2
Short-term borrowings..............................    11.6      11.6       5.6       5.6
Long-term debt.....................................    13.6      13.6      14.9      14.9
Foreign currency contracts.........................     0.3       0.4      (1.4)     (1.9)
Commodity contracts................................      --      (0.5)       --      (0.1)

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

     The Company does not utilize financial instruments for trading or other speculative purposes. The Company generally does not hedge the net investment in its subsidiaries. All derivative financial instruments held at December 31, 2001 will mature within six months. All such instruments held at December 31, 2000 matured in 2001.

     Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The adoption of SFAS No. 133 resulted in an insignificant impact on reported earnings and an unrealized loss of $1.6 million, net of tax, classified in accumulated other comprehensive income. By December 31, 2000, the Company had reclassified $1.3 million of this loss to earnings leaving a balance of $.3 million in other comprehensive income for its outstanding foreign currency cash flow hedge contracts. During 2001, the remaining $0.3 million was reclassified to earnings.

     The Company's derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are recognized on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. The Company's foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of the contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income. The Company's French subsidiary had contracts for the sale of $13.0 million and $33.0 million at December 31, 2001 and 2000, respectively. The Company's other foreign subsidiaries had contracts for the purchase of $2.0 million and $4.2 million at December 31, 2001 and 2000, respectively.

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

     The Company discontinues hedge accounting prospectively when the derivative is (1) determined to be no longer effective in offsetting the fair value of the cash flows of a hedged item; (2) sold, terminated, or exercised; (3) dedesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings. Any related gains or losses that were accumulated in other comprehensive income will be recognized immediately in cost of sales.

     The Company uses commodity forward purchasing contracts to help control the cost of commodities (copper and aluminum) used in the production of compressor motors and components and engines. Company policy allows local managers to contract commodity forwards for a limited percentage of raw material requirements up to one year in advance. These contracts are not recorded in the balance sheet as they do not require an initial cash outlay and do not represent a liability until delivery of the commodity. Commodity forwards outstanding at December 31, 2001 and 2000 were $25.8 and $25.0 million, respectively.

     A portion of export accounts receivable at the Company's Brazilian subsidiary are sold at a discount. Discounted Brazilian receivable balances at December 31, 2001 and 2000 were $15.5 and $27.6 million, respectively, and the discount rate was 4.8% in 2001 and 6.6% in 2000.

NOTE 11.  STOCKHOLDERS' EQUITY

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

     A Shareholders' Rights Plan is in effect for each class of stock. These plans protect shareholders against unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders. The rights are not currently exercisable, but would become exercisable at an exercise price of $180 per share, subject to adjustment, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of Class B common stock. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the Class A and Class B common stock. The rights expire on August 25, 2009. As of December 31, 2001, 13,401,938 shares of Class A common stock and 5,077,746 shares of Class B common stock were reserved for future exercise under the plans.

     On January 25, 2001 the Company announced an extension of its share repurchase program, begun in 1997, for the Class A and Class B common stock. Under the program, the Company is authorized to repurchase up to an additional one and one half million Class A and/or Class B shares on the open market through June 30, 2002, depending upon market conditions and other factors. The repurchase program is expected to be financed primarily through internally available funds. In fiscal years 1997 through 2001, the Company repurchased and retired 3,008,500 shares of Class A common stock, and 392,400 shares of Class B common stock, at a cost of approximately $166.5 million. The existing authority permits the purchase of an additional 1,099,100 shares of Class A or Class B in any combination.

NOTE 12.  NONRECURRING ITEMS

  2001

     The 2001 results were adversely impacted by $35.4 million ($22.8 million net of tax, or $1.23 per share) in nonrecurring items. During the third quarter of 2001, the Company offered an early retirement incentive plan to eligible Corporate, North American Compressor Group and Engine & Power Train Group employees. Two hundred fifty (250) employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. The cost of providing the pension and healthcare benefits associated with this plan amounted to $29.3 million ($18.9 million net of tax) and has been recorded as a nonrecurring charge in the third quarter. Ongoing cost savings from this action are estimated to be in a range of $10 to $12 million annually.

     During the fourth quarter of 2001, the charge of $6.1 million ($3.9 million net of tax, or $.21 per share) in the Engine & Power Train business related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic.

  2000

     In 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million net of tax) related to the restructuring and realignment of its domestic and international compressor manufacturing operations. Included in this charge was $15.5 million in severance pay and other employee related costs, $3.2 million in plant closing and exit costs, and $14.8 million in asset impairment charges for idled, unusable and/or underutilized equipment. As of December 31, 2001 approximately $2.4 million of these restructuring items remained to be paid or incurred.

     The $15.5 million charge for severance pay and other employee related costs involves the termination of approximately 895 employees due to the closing of the compressor manufacturing plant in Somerset, Kentucky and 600 employees in India caused by the transfer of production to a new facility. At December 31, 2001, this program was substantially complete.

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

NOTE 13.  BUSINESS ACQUISITION

     In May 2001, the Company acquired an engine manufacturing facility in the Czech Republic for $14.9 million. This transaction was accounted for as an asset purchase. The Results of operations for this facility since the acquisition are included in the Company's statement of consolidated income.

NOTE 14.  QUARTERLY FINANCIAL DATA

                                                                QUARTER
                                                   ---------------------------------
                                                   FIRST    SECOND   THIRD    FOURTH    TOTAL
                                                   ------   ------   ------   ------   --------
2001
  Net Sales......................................  $404.7   $382.0   $313.1   $299.1   $1,398.9
  Gross profit...................................    49.3     57.6     20.4     29.0      156.3
  Net income.....................................  $ 14.0   $ 17.5   $  5.2   $  6.1   $   42.8
                                                   ======   ======   ======   ======   ========
  Basic and diluted earnings per share...........  $ 0.74   $ 0.94   $ 0.28   $ 0.33   $   2.30
                                                   ======   ======   ======   ======   ========
2000
  Net Sales......................................  $476.2   $466.4   $348.8   $358.5   $1,649.9
  Gross profit...................................    42.6     73.4     43.2     45.8      205.0
  Net income.....................................  $  9.0   $ 28.5   $ 13.8   $ 14.8   $   66.1
                                                   ======   ======   ======   ======   ========
  Basic and diluted earnings per share...........  $ 0.46   $ 1.47   $ 0.73   $ 0.79   $   3.44
                                                   ======   ======   ======   ======   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information pertaining to directors under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report. No information is required to be reported pursuant to
Item 405 of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Appendix B -- Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Director Compensation" in the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Appendix A -- Share Ownership" in the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements

     See "Financial Statements"

     (3) See Index to Exhibits

(b) Report on Form 8-K filed in the fourth quarter of 2001

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

                                          TECUMSEH PRODUCTS COMPANY

                                          By:      /s/ TODD W. HERRICK
                                            ------------------------------------
                                                      Todd W. Herrick
                                               President and Chief Executive
                                                           Officer

March 15, 2002

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

                                                                                               DATE
                    SIGNATURE                                      OFFICE                   OF SIGNING
                    ---------                                      ------                   ----------

              /s/ KENNETH G. HERRICK                 Chairman of the Board of Directors   March 15, 2002
 ------------------------------------------------
                Kenneth G. Herrick


               /s/ TODD W. HERRICK                   President, Chief Executive Officer   March 15, 2002
 ------------------------------------------------    (Principal Executive Officer) and
                 Todd W. Herrick                                  Director


              /s/ RALPH W. BABB JR.                               Director                March 15, 2002
 ------------------------------------------------
                Ralph W. Babb Jr.


                /s/ PETER M. BANKS                                Director                March 15, 2002
 ------------------------------------------------
                  Peter M. Banks


               /s/ JON E. BARFIELD                                Director                March 15, 2002
 ------------------------------------------------
                 Jon E. Barfield


              /s/ J. RUSSELL FOWLER                               Director                March 15, 2002
 ------------------------------------------------
                J. Russell Fowler


                /s/ JOHN W. GELDER                                Director                March 15, 2002
 ------------------------------------------------
                  John W. Gelder


              /s/ STEPHEN L. HICKMAN                              Director                March 15, 2002
 ------------------------------------------------
                Stephen L. Hickman


                 /s/ DAVID W. KAY                      Vice President, Treasurer and      March 15, 2002
 ------------------------------------------------    Chief Financial Officer (Principal
                   David W. Kay                      Accounting and Principal Financial
                                                           Officer) and Director

                               INDEX TO EXHIBITS

Exhibit
Number   Description

3.1 The Company's Restated Articles of Incorporation as in effect prior to April 22, 1992, filed as Exhibit (3) to Annual Report on Form 10-K for the year ended December 31, 1991, are incorporated herein by reference.

3.2 Certificate of Amendment to the Company's Restated Articles of Incorporation adopted April 22, 1992, filed as Exhibit B-5 to Form 8 Amendment No. 1 dated April 22, 1992 to Form 10 Registration Statement dated April 24, 1965, is incorporated here by reference.

3.3 Certificate of Amendment to the Company's Restated Articles of Incorporation adopted April 27, 1994, filed as Exhibit (4)(c) to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994, is incorporated herein by reference.

3.4 Company's Amended and Restated Bylaws as amended through February 27, 2002 are filed herewith.

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

10.5 Fourth Amendment to Amended and Restated Class B Rights Agreement, dated as of August 22, 2001, between Tecumseh Products Company and State Street

Exhibit
Number     Description

           Bank and Trust Company, N.A., as successor Class B Rights Agent, filed as Exhibit 4.4 to Form 8-A/A Amendment No. 5 dated September 19, 2001 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, is incorporated herein by reference.

10.6 Class A Rights Agreement, filed as Exhibit 4 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, is incorporated herein by reference.

10.7 Amendment No. 1 to Class A Rights Agreement, filed as Exhibit 4 to Form 8 Amendment No. 1 dated October 2, 1992 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, is incorporated herein by reference.

10.8 Amendment No. 2 to Class A Rights Agreement, filed as Exhibit 4 to Form 8-A/A Amendment No. 2 dated June 22, 1993 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, is incorporated herein by reference.

10.9 Third Amendment to Class A Rights Agreement, filed as Exhibit 4.1 to Current Report on Form 8-K filed August 26, 1999, is incorporated herein by reference.

10.10 Fourth Amendment to Class A Rights Agreement, dated as of August 22, 2001, between Tecumseh products Company and State Street Bank and Trust Company, N.A., as successor Class A Rights Agent, filed as
           Exhibit 4.4 to Form 8-A/A Amendment No. 4 dated September 19, 2001 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, is incorporated herein by reference

10.11 Description of Death Benefit Plan (management contract or compensatory plan or arrangement), filed as Exhibit (10)(f) to Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

10.12 Management Incentive Plan, as amended through November 22, 1995 (management contract or compensatory plan or arrangement), filed as Exhibit (10)(h) to Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.13 Third Amendment to Management Incentive Plan, adopted January 22, 1997 (management contract or compensatory plan or arrangement), filed as Exhibit (10)(i) to Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.14 Fourth Amendment to Management Incentive Plan effective January 1, 2000 (management contract or compensatory plan or arrangement), filed as Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference.

Exhibit
Number     Description

10.15 Fifth Amendment to Management Incentive Plan effective November 22, 2000 (management contract or compensatory plan or arrangement), filed as Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.16 Amended and Restated Supplemental Executive Retirement Plan effective June 27, 2001 (management contract or compensatory plan or arrangement) is filed herewith.

10.17 First Amendment to the Supplemental Executive Retirement Plan adopted September 26, 2001 is filed herewith.

10.18 Outside Directors' Voluntary Deferred Compensation Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement), filed as Exhibit (10)(k) to Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

10.19 Amended and Restated Voluntary Deferred Compensation Plan effective November 28, 2001 (management contract or compensatory plan or arrangement) is filed herewith.

10.20 Description of Voluntary Early Retirement Program effective July 2, 2001 (management contract or compensatory plan or arrangement) is filed herewith.

21         Subsidiaries to the Company