Form 10-Q
period 2002-03-31
TECUMSEH PRODUCTS CO
filed 2002-05-13
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended March 31, 2002

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

             Class of Stock                      Outstanding at May 3, 2002
  -------------------------------------------------------------------------
  Class B Common Stock, $1.00 par value                     5,077,746
  Class A Common Stock, $1.00 par value                    13,401,938

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)

   (Dollars in millions)                                                          MARCH 31,   DECEMBER 31,
ASSETS                                                                              2002         2001
                                                                                  ----------  ----------
Current Assets:

   Cash and cash equivalents                                                      $    316.9  $    317.6
   Accounts receivable, less allowances for doubtful accounts of $7.6
    million in 2002 and $7.7 million in 2001                                           233.7       207.1
   Inventories                                                                         256.1       261.9
   Deferred and recoverable income taxes                                                52.0        58.0
   Other current assets                                                                 19.3        14.9
                                                                                  ----------  ----------
           Total current assets                                                        878.0       859.5

Property, plant, and equipment, at cost, net of accumulated
 depreciation of $543.4 million in 2002 and $561.1 million in 2001                     423.4       431.9
Goodwill                                                                                39.8        45.1
Deferred income taxes                                                                   30.2        29.7
Prepaid pension expense                                                                144.5       137.3
Other assets                                                                            17.2        16.3
                                                                                  ----------  ----------
           Total assets                                                           $  1,533.1  $  1,519.8
                                                                                  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                        $    111.4  $    101.3
   Income taxes payable                                                                  3.4         4.2
   Short-term borrowings                                                                15.3        11.6
   Accrued liabilities                                                                 144.7       136.7
                                                                                  ----------  ----------
           Total current liabilities                                                   274.8       253.8
Long-term debt                                                                          13.9        13.7
Deferred income taxes                                                                    2.7         3.0
Other postretirement benefit liabilities                                               204.1       203.0
Product warranty and self-insured risks                                                 20.9        23.9
Accrual for environmental matters                                                       28.7        29.4
Pension liabilities                                                                     15.1        15.3
                                                                                  ----------  ----------
           Total liabilities                                                           560.2       542.1
                                                                                  ----------  ----------

Stockholders' Equity:
   Class A common stock, $1 par value; authorized 75,000,000 shares; issued and
    outstanding 13,401,938 shares in 2002 and 2001                                      13.4        13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares; issued and
    outstanding 5,077,746 shares in 2002 and 2001                                        5.1         5.1
   Retained earnings                                                                 1,049.7     1,051.5
   Accumulated other comprehensive income                                              (95.3)      (92.3)
                                                                                  ----------  ----------
           Total stockholders' equity                                                  972.9       977.7
                                                                                  ----------  ----------
           Total liabilities and stockholders' equity                             $  1,533.1  $  1,519.8
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


      (Dollars in millions except per share data)                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
                                                                     2002           2001
                                                                  ---------      ---------
Net Sales                                                         $   333.4      $   404.7
   Cost of sales and operating expenses                               291.2          355.4
   Selling and administrative expenses                                 28.5           30.5
   Nonrecurring item                                                    4.5             --
                                                                  ---------      ---------
Operating Income                                                        9.2           18.8
   Interest expense                                                    (0.9)          (1.2)
   Interest income and other, net                                       2.8            4.6
                                                                  ---------      ---------
Income before taxes and cumulative effect of change in
 accounting principle                                                  11.1           22.2
   Taxes on income                                                      3.9            8.2
                                                                  ---------      ---------
Income before cumulative effect of accounting change                    7.2           14.0
Cumulative effect of accounting change for goodwill, net of tax        (3.1)            --
                                                                  ---------      ---------
Net Income                                                        $     4.1      $    14.0
                                                                  =========      =========

Basic and Diluted Earnings Per Share:
   Income before cumulative effect of accounting change           $    0.39      $    0.74
   Change in accounting for goodwill                                  (0.17)            --
                                                                  ---------      ---------
   Net income                                                     $    0.22      $    0.74

-------------------------------------------------------------------------------------------

  Weighted Average Shares (in thousands of shares)                   18,480         18,836
                                                                  =========      =========

  Cash Dividends Declared Per Share                               $   0.32       $    0.32
                                                                  =========      =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 (Unaudited and subject to year end adjustments)


      (Dollars in millions)                                              THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                      2002                2001
                                                                    --------            --------
Cash Flows From Operating Activities:
   Income before cumulative effect of change in accounting
    principle                                                       $    7.2            $   14.0
   Adjustments to reconcile income before cumulative effect
    of change in accounting principle to net cash provided by
    operating activities:
      Depreciation and amortization                                     15.3                18.9
      Nonrecurring items                                                 4.5                --
      Accounts receivable                                              (28.3)              (56.9)
      Inventories                                                        5.4               (10.2)
      Payables and accrued expenses                                     20.3                26.0
      Prepaid pension expense                                           (7.2)               (6.2)
      Other                                                             (4.6)               (3.3)
                                                                    --------            --------
                  Cash Provided By (Used In) Operating Activities       12.6               (17.7)
                                                                    --------            --------

Cash Flows From Investing Activities:
   Capital expenditures                                                (11.7)              (13.6)
                                                                    --------            --------
                  Cash Used In Investing Activities                    (11.7)              (13.6)
                                                                    --------            --------

Cash Flows From Financing Activities:
   Dividends paid                                                       (5.9)               (6.0)
   Increase in borrowings, net                                           4.2                 7.0
   Repurchases of common stock                                            --               (10.9)
                                                                    --------            --------
                  Cash Used In Financing Activities                     (1.7)               (9.9)
                                                                    --------            --------

Effect Of Exchange Rate Changes On Cash                                  0.1                (5.7)
                                                                    --------            --------

Decrease In Cash and Cash Equivalents                                   (0.7)              (46.9)

Cash and Cash Equivalents:
                  Beginning of Period                                  317.6               268.2
                                                                    --------            --------
                  End of Period                                     $  316.9            $  221.3
                                                                    ========            ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 2001 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 2001. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

      The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Ciulla, Smith & Dale, LLP, the Company's independent certified public accountants, as described in their report contained elsewhere herein.

2.    Inventories consisted of:

                                           MARCH 31,       DECEMBER 31,
      (Dollars in millions)                   2002             2001
      ----------------------------------------------------------------------
      Raw material and work in process       $136.0           $137.1
      Finished goods                          104.3            108.3
      Supplies                                 15.8             16.5
      ----------------------------------------------------------------------

      Total Inventories                      $256.1           $261.9
      ======================================================================

3. In an effort to more effectively compete in a business environment plagued by worldwide production over-capacity and low cost foreign-sourced product, the Company has undertaken a number of strategic initiatives designed to reduce production costs and improve overall productivity and product quality by consolidating and relocating production capabilities, both domestically and internationally. These ongoing initiatives are being implemented within both of the Company's primary business segments.

      As a result of these initiatives, the Company recorded a $4.5 million nonrecurring charge ($2.8 million or $0.15 per share, net of tax), during the first quarter of 2002, in connection with the relocation of the production of additional rotary compressor product lines to Brazil from the United States and consists of the write-off of certain equipment which cannot be used in Brazil.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

4.    The following table reports the Company's comprehensive income:


                                                           THREE MONTHS ENDED
      COMPREHENSIVE INCOME                                      MARCH 31,
            (Dollars in millions)                          2002          2001
      --------------------------------------------------------------------------------
      Net Income                                            $4.1         $14.0
      Other comprehensive income (expense):
            Foreign currency translation adjustments        (3.0)        (14.1)
      --------------------------------------------------------------------------------

      Total Comprehensive Income (Loss)                     $1.1         $(0.1)
      ================================================================================

5. During the first quarter of 2002, the Company did not repurchase any shares of its Class A common stock or its Class B common stock. Existing authority, which expires June 30, 2002, permits the purchase of an additional 1,099,100 shares of Class A or B in any combination.

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

      At March 31, 2002 and December 31, 2001, the Company had accrued $28.6 and $28.7 million, respectively, for estimated costs associated with the cleanup of this site. The actual cost may be greater or lower than the amount accrued and will be governed by numerous factors including the requirements of the WDNR. These factors include the results of further investigations, the details of the remedial actions required by the EPA (in consultation with the WDNR), changes in remedial technologies, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final remediation, and/or natural resource damage claims, regarding the middle and lower river and harbor portions of the Site.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

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

      In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At March 31, 2002 and December 31, 2001, the Company had accrued $35.4 million and $36.1 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

8. The Company has three reportable segments based on the similarity of products produced: Compressor Products, Engine & Power Train Products, and Pump Products. There has been no change since the prior year-end in the methods used to determine reportable segments or in measuring segment income. There has been no material change in total assets for each reportable segment (other than changes due to normal, cyclical business operations) since

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


      December 31, 2001. Revenues and operating income by segment for the periods indicated are as follows:


                                                         THREE MONTHS ENDED
      BUSINESS SEGMENT DATA                                    MARCH 31,
            (Dollars in millions)
                                                          2002         2001
      -------------------------------------------------------------------------
      NET SALES:
         Compressor Products                            $193.6        $ 236.3
         Engine & Power Train Products                   111.5          137.1
         Pump Products                                    28.3           31.3
      -------------------------------------------------------------------------
                Total Net Sales                         $333.4        $ 404.7
      =========================================================================

      OPERATING INCOME:
         Compressor Products                             $15.0        $  13.5
         Engine & Power Train Products                    (2.3)           4.5
         Pump Products                                     2.9            3.0
         Corporate expenses                               (1.9)          (2.2)
         Nonrecurring item                                (4.5)           ---
      -------------------------------------------------------------------------
                Total Operating Income                     9.2           18.8
         Interest expense                                 (0.9)          (1.2)
         Interest income and other, net                    2.8            4.6
      -------------------------------------------------------------------------
      INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                  $11.1        $  22.2
      =========================================================================

9. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001, the net book value of the Company's goodwill was $45.1 million. However, as required by the statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million ($3.1 million net of tax) has been written-off and recognized as a cumulative effect from an accounting change. The net book value of the Company's goodwill at March 31, 2002 was $39.8 million. Amortization of goodwill amounted to approximately $0.4 million in the first quarter of 2001.

      The Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supersedes SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. While the nonrecurring charge recorded during this quarter was determined in accordance with the provisions of SFAS No. 144, it was the result of actions taken in the first quarter. There was no material effect on the results of operations or financial position as a result of adopting this standard.

                         INDEPENDENT ACCOUNTANTS' REPORT



May 9, 2002

Tecumseh Products Company
Tecumseh, Michigan


       We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of March 31, 2002 and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




                          CIULLA, SMITH & DALE, LLP
                          Certified Public Accountants
                          Southfield, Michigan

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales in the first quarter of 2002 decreased to $333.4 million from $404.7 million in 2001.

Consolidated net income for the first quarter of 2002 amounted to $4.1 million, or $0.22 per share, compared to $14.0 million or $0.74 per share in the first quarter of 2001. Included in the 2002 first quarter results are nonrecurring charges of $4.5 million ($2.8 million or $0.15 per share, net of tax) related to the relocation of certain compressor manufacturing operations from the United States to Brazil and the cumulative effect of a change in accounting for goodwill ($3.1 million or $0.17 per share, net of tax) related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Exclusive of nonrecurring charges and the cumulative effect of the accounting change, first quarter 2002 net income would have been $10.0 million, or $0.54 per share.

The lower 2002 results reflected continued weakness in sales in all of the Company's business segments. The lower earnings are primarily attributable to the Engine & Power Train segment as the Compressor segment was able to improve profitability on the lower sales due to the favorable impact of cost cutting measures initiated in 2001.

Compressor Products

The Company's first quarter 2002 Compressor sales declined 18% to $193.6 million from $236.3 million in the first quarter of 2001. This decline was caused primarily by lower demand for commercial refrigeration products at both OEM and aftermarket customers reflecting the weak economy, as well as lower room air conditioning compressor sales. In addition, shipping volumes of compressors from the Company's Tupelo, Mississippi facilities, destined primarily to the export market, were adversely affected by ramp up and production problems resulting from the movement of production equipment from the now closed Somerset, Kentucky facility. These production problems have been addressed and should not have an adverse impact on second quarter results. Also, to a lesser extent, revenues continue to be adversely impacted as a result of ongoing competition from Asian producers. $5.5 million of the sales decline resulted from the effects of weakening foreign currencies.

Despite the lower sales and reduced coverage of fixed costs, the Compressor Group was able to improve operating income from $13.5 million in the first quarter of 2001 to $15.0 million in the first quarter of 2002. The improvement, primarily in North American operations, reflects the effects of the cost reduction efforts implemented over the last 12 to 18 months including the voluntary early retirement program and the closing of the Somerset, Kentucky facility.

Results from the Company's Brazilian compressor operations were lower than first quarter 2001 levels reflecting a shift in mix to lower priced compressors and increased operating costs. While the Brazilian export market remains strong, sales into the local Brazilian market declined approximately 33% due primarily to cooler than normal weather and a soft local economy. Sales

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

into other South American markets were down as well, particularly Argentina where sales declined 85% due to that country's current political and economic crisis. Brazilian operations continued to represent a significant portion of the Compressor segment comprising approximately 53% of the segment's operating income in the first quarter of 2002 compared to 84% in the first quarter of 2001.

European compressor operations had only slightly poorer results year over year on 11% lower sales due to the elimination of low margin business and cost cutting efforts. Indian operations returned to profitability, compared to a loss last year, as a result of higher domestic sales and cost containment efforts.

Engine & Power Train Products

Results in the Company's Engine & Power Train business declined significantly in the first quarter of 2002 when compared to the same period of the previous year. Net sales declined to $111.5 million in 2002 compared to $137.1 million in 2001. The primary cause for this decrease was a decline in sales of engines for walk behind rotary mowers. Sales for this application have decreased significantly at one of the Company's major customers, whose products are sold through Sears, and have been offset only partially by increased volume at The Toro Company whose products sell through Home Depot and Toro's dealer distribution network. In addition to the declines in the rotary mower market, nearly all other product categories declined when compared to the first quarter of 2001 reflecting generally weak market conditions. The lone exception was an increase in sales for generator applications, where shipments increased nearly 53% during the quarter. Generally weak conditions were also experienced in Europe where sales also declined from the previous year's first quarter. In total, engine shipments for the quarter were approximately 20% lower than the previous year's quarter. All indications are that the overall market demand for lawn and garden applications remains weak, with greater demand centered around lower price-point engines.

As a result of the significantly lower sales volume and an unfavorable mix of lower priced engines, the Engine & Power Train Group had an operating loss of $2.3 million in the first quarter of 2002 compared to an operating profit of $4.5 million in the first quarter of 2001.

Pump Products

Sales in the Pump business declined to $28.3 million in the quarter ended March 31, 2002 compared to $31.3 million in the same period of 2001, reflecting decreases in both residential and industrial applications. Residential pump sales declined due to poor weather conditions and product line changes which affected sell through at retail. Declines in industrial applications were attributable to general economic conditions.

Despite lower sales, effective management of costs maintained profitability of the group. Pump business operating income amounted to $2.9 million in 2002 compared to $3.0 million in 2001.

Nonrecurring Item

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

First quarter 2002 results were adversely affected by a $4.5 million ($2.8 million or $0.15 per share, net of tax) nonrecurring charge in the Compressor segment. The charge related to the decision to relocate the production of additional rotary compressor product lines to Brazil from the United States and consists of the write-off of certain equipment which cannot be used in Brazil.

Accounting Changes

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001, the net book value of the Company's goodwill was $45.1 million. However, as required by the statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million ($3.1 million net of tax) has been written-off and recognized as a cumulative effect from an accounting change. The net book value of the Company's goodwill at March 31, 2002 was $39.8 million. Amortization of goodwill amounted to approximately $0.4 million in the first quarter of 2001.

The Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supersedes SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. While the nonrecurring charge recorded during this quarter was determined in accordance with the provisions of SFAS No. 144, it was the result of actions taken in the first quarter. There was no material effect on the results of operations or financial position as a result of adopting this standard.

Interest Income and Other, Net

Interest income and other, net amounted to $2.8 million in the first quarter of 2002 compared to $4.6 million in the first quarter of 2001. This reduction resulted primarily from lower overall interest rates as well as lower available invested cash in Brazil.

Taxes on Income

The effective income tax rate was 35.5% in the first quarter of 2002 compared to 36.9% in the first quarter of 2001.

Outlook

On a consolidated basis, second quarter sales and earnings are expected to improve over the first quarter of 2002, but lag behind the results of the second quarter of 2001. Most of the improvement is expected in the Compressor and Pump segments reflecting to some extent the seasonal nature of these businesses. It is expected that, while results for the full year 2002 will be improved over 2001 in the Compressor and Pump segments, the results in the Engine & Power Train Group will be substantially worse than the previous year. The deterioration is the result of loss of market share, anticipated reduction in demand for snow applications to more historical levels from last year's record year, pressure on product pricing and excess capacity costs. With

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

respect to the Company's Brazilian operations, we expect full year results to be consistent with the prior year, however, there are several cautionary risks that could impact these results. The weakness of the Brazilian and Argentinean economies, the upcoming presidential elections in Brazil and the weather in the fourth quarter are all key factors that could affect the results in Brazil.

In view of poor market conditions and the over-capacity situation which exists in the Company's two main operating segments, Compressors and Engine & Power Train operations, it is highly likely that the Company will undertake further restructuring and/or realignment actions designed to address these issues, as well as to improve overall cost structure and competitive position in all its major markets. Plans are being developed to determine how best to reorganize the Company's operations and product offerings in light of current and rapidly changing market conditions. As these actions are finalized, future results will likely be impacted by one or more nonrecurring charges. While the amount and timing of these charges cannot currently be accurately predicted, they may affect several quarterly periods or years, and they could be material to the reported results in the particular quarter or year in which they are recorded.

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first quarter of 2002 generated cash flows of $12.6 million compared to a use of $17.7 million in 2001. This improvement resulted primarily from lower uses of cash for working capital items, particularly accounts receivable. Working capital of $603.2 million at March 31, 2002 was down slightly from $605.7 million at the end of 2001. First quarter 2002 capital spending was $11.7 million compared to $13.6 million in the first quarter of 2001. Total capital spending for 2002 is projected to remain near or slightly below 2001 levels.

Working capital requirements, planned capital investment and stock repurchase expenditures, if any, for 2002 are expected to be financed primarily through internally generated funds; however, short-term borrowings and various financial instruments are utilized from time to time to hedge currency risk and finance foreign working capital requirements. The Company maintains a $100 million revolving credit facility that is available for general corporate purposes. The Company may also utilize long-term financing arrangements in connection with state investment incentive programs.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. It is likely that additional production relocation and consolidation initiatives will take place during 2002 that could have a material effect on the consolidated financial position and future results of operations of the Company. These initiatives could include joint ventures or business combinations.

The Company is currently authorized to repurchase up to 1,099,100 shares through June 30, 2002. However, the Company did not purchase any shares of Class A common stock or Class B common stock during the first quarter of 2002.

Environmental Matters

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

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

At March 31, 2002 and December 31, 2001, the Company had accrued $35.4 and $36.1 million, respectively, for environmental remediation, including $28.6 and $28.7 million, respectively, relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets and the effect of terrorist activity and armed conflict; ii) weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; iii) the extent to which the decline in demand for lawn and garden and utility engines will continue, and the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; iv) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; v) economic trend factors such as housing starts; vi) emerging governmental regulations; vii) availability of materials; viii) actions of competitors; ix) the ultimate cost of resolving environmental matters; x) the Company's ability to profitably develop, manufacture and sell both new and existing products; xi) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations, the ultimate cost of those initiatives and the amount of savings actually realized; xii) the extent of savings actually realized from the Company's early retirement program; and xiii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K for year ended December 31, 2001 in
Item 7A and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first quarter of 2002.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At March 31, 2002 and December 31, 2001, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $9.0 and $15.0 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at March 31, 2002 and December 31, 2001 were $16.9 and $25.8 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 24, 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

All of management's nominees for directors as listed in the proxy statement were elected with the following votes:


                                                                                     VOTES
            DIRECTOR                                      VOTES FOR                 WITHHELD
            ------------------------------------    ----------------------    ---------------------
            Kenneth G. Herrick                               4,730,876                  9,406
            Todd W. Herrick                                  4,731,809                  8,473
            David W. Kay                                     4,733,010                  7,272
            Ralph W. Babb, Jr.                               4,733,080                  7,202
            Peter M. Banks                                   4,732,497                  7,785
            Jon E. Barfield                                  4,734,217                  6,065
            J. Russell Fowler                                4,733,727                  6,555
            John W. Gelder                                   4,702,137                 38,145
            Stephen L. Hickman                               4,732,560                  7,722


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)        Exhibit
             Number     Description
             ------     -----------

               3 The Company's Amended and Restated Bylaws as amended through April 24, 2002.

  (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                                    SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TECUMSEH PRODUCTS COMPANY
                                   -------------------------
                                          (Registrant)



Dated:   May 13, 2002              BY:     /s/  DAVID W. KAY
      ------------------           ----------------------------------------
                                       David W. Kay
                                           Vice President, Treasurer and
                                           Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)

                                 EXHIBIT INDEX



Exhibit
Number                   Description
------                   -----------


   3            The Company's Amended and Restated Bylaws as amended through
                April 24, 2002.