Form 10-Q
period 2002-06-30
TECUMSEH PRODUCTS CO
filed 2002-08-13
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
             For the quarterly period ended June 30, 2002

                                                        OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
             For the transition period from ______ to ______

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

         Yes [X]  No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class of Stock                Outstanding at August 2, 2002
-------------------------------------------------------------------------------
     Class B Common Stock, $1.00 par value                5,077,746
     Class A Common Stock, $1.00 par value               13,401,938
-------------------------------------------------------------------------------

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)



   (Dollars in millions)                                 JUNE 30,   DECEMBER 31,
ASSETS                                                     2002       2001
                                                       ------------------------
Current Assets:
   Cash and cash equivalents                           $    335.4   $    317.6
   Accounts receivable, less allowances for
     doubtful accounts of $7.9 million in 2002
     and $7.7 million in 2001                               249.1        207.1

   Inventories                                              259.1        261.9
   Deferred and recoverable income taxes                     44.8         58.0
   Other current assets                                      19.7         14.9
                                                        ---------   ----------
         Total current assets                               908.1        859.5

Property, plant, and equipment, at cost, net
 of accumulated depreciation of $556.4
 million in 2002 and $561.1 million in 2001                 420.4        431.9
Goodwill                                                     44.1         45.1
Deferred income taxes                                        34.2         29.7
Prepaid pension expense                                     151.7        137.3
Other assets                                                 21.8         16.3
                                                        ---------   ----------
         Total assets                                  $  1,580.3   $  1,519.8
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                             $    144.5   $    101.3
   Income taxes payable                                       5.0          4.2
   Short-term borrowings                                      8.0         11.6
   Accrued liabilities                                      147.2        136.7
                                                        ---------   ----------
         Total current liabilities                          304.7        253.8
Long-term debt                                               14.0         13.7
Deferred income taxes                                         3.1          3.0
Other postretirement benefit liabilities                    205.1        203.0
Product warranty and self-insured risks                      21.9         23.9
Accrual for environmental matters                            28.4         29.4
Pension liabilities                                          17.4         15.3
                                                        ---------   ----------
         Total liabilities                                  594.6        542.1
                                                        ---------   ----------

Stockholders' Equity:
   Class A common stock, $1 par value;
     authorized 75,000,000 shares; issued and
     outstanding 13,401,938 shares in 2002 and 2001          13.4         13.4
   Class B common stock, $1 par value; authorized
     25,000,000 shares; issued and outstanding
     5,077,746 shares in 2002 and 2001                        5.1          5.1
   Retained earnings                                      1,067.2      1,051.5
   Accumulated other comprehensive income                  (100.0)       (92.3)
                                                        ---------   ----------
         Total stockholders' equity                         985.7        977.7
                                                        ---------   ----------
         Total liabilities and stockholders' equity     $ 1,580.3   $  1,519.8
                                                        =========   ==========

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




         (Dollars in millions except per share data)              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                       JUNE 30,                 JUNE 30,
                                                                 --------------------------------------------
                                                                    2002       2001          2002      2001
                                                                    ----       ----          ----      ----
Net Sales                                                         $ 395.3    $ 382.0       $ 728.7    $ 786.7
   Cost of sales and operating expenses                             328.9      324.4         621.0      679.8
   Selling and administrative expenses                               31.9       31.1          59.5       61.6
   Nonrecurring item                                                 --         --             4.5       --
                                                                  -------    -------       -------    -------
Operating Income                                                     34.5       26.5          43.7       45.3
   Interest expense                                                  (1.2)      (1.3)         (2.1)      (2.5)
   Interest income and other, net                                     3.0        4.6           5.8        9.2
                                                                  -------    -------       -------    -------
Income before taxes and cumulative effect of change in               36.3       29.8          47.4       52.0
 accounting principle
   Taxes on income                                                   12.9       12.3          16.8       20.5
                                                                  -------    -------       -------    -------
Income before cumulative effect of accounting change                 23.4       17.5          30.6       31.5
Cumulative effect of accounting change for goodwill, net of tax      --         --            (3.1)      --
                                                                  -------    -------       -------    -------
Net Income                                                        $  23.4    $  17.5       $  27.5    $  31.5
                                                                  =======    =======       =======    =======
Basic and Diluted Earnings Per Share:
   Income before cumulative effect of accounting change           $  1.27    $  0.94       $  1.66    $  1.68
   Change in accounting for goodwill                                 --         --            (.17)      --
                                                                  -------    -------       -------    -------
   Net income                                                     $  1.27    $  0.94       $  1.49    $  1.68

Weighted Average Shares (in thousands of shares)                   18,480     18,572        18,480     18,704
                                                                  =======    =======       =======    =======

Cash Dividends Declared Per Share                                 $  0.32    $  0.32       $  0.64    $  0.64
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

                                                     SIX MONTHS ENDED
         (Dollars in millions)                           JUNE 30,
                                                   --------------------
                                                    2002           2001
                                                   ------        -------
Cash Flows From Operating Activities:
  Income before cumulative effect of change
   in accounting principle                         $ 30.6        $ 31.5
  Adjustments to reconcile income before
   cumulative effect of change in accounting
   principle to net cash provided by operating
   activities:
    Depreciation and amortization                    32.6          37.3
    Nonrecurring items                                4.5           --
    Accounts receivable                             (35.6)        (12.5)
    Inventories                                     --             (4.1)
    Payables and accrued expenses                    51.0          24.1
    Prepaid pension expense                         (14.4)        (14.5)
    Other                                            (0.4)         (5.0)
                                                   ------        ------
        Cash Provided By Operating Activities        68.3          56.8
                                                   ------        ------
Cash Flows From Investing Activities:
  Business acquisition, net of cash acquired         (4.0)        (15.5)
  Capital expenditures                              (35.0)        (30.8)
                                                   ------        ------
        Cash Used In Investing Activities           (39.0)        (46.3)
                                                   ------        ------
Cash Flows From Financing Activities:
  Dividends paid                                    (11.8)        (11.9)
  (Decrease) increase in borrowings, net             (3.4)          1.8
  Repurchases of common stock                       --            (15.3)
                                                   ------        ------
        Cash Used In Financing Activities           (15.2)        (25.4)
                                                   ------        ------

Effect Of Exchange Rate Changes On Cash               3.7          (8.3)
                                                   ------        ------

Increase (Decrease) In Cash and Cash Equivalents     17.8         (23.2)

Cash and Cash Equivalents:
        Beginning of Period                         317.6         268.2
                                                   ------        ------
        End of Period                              $335.4        $245.0
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

2.    Inventories consisted of:

                                             JUNE 30,        DECEMBER 31,
      (Dollars in millions)                   2002               2001
      -------------------------------------------------------------------
      Raw material and work in process       $138.1             $137.1
      Finished goods                          104.4              108.3
      Supplies                                 16.6               16.5
      -------------------------------------------------------------------
      Total Inventories                      $259.1             $261.9
      ===================================================================

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


4.    The following table reports the Company's comprehensive income:


      COMPREHENSIVE INCOME                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
        (Dollars in millions)                            2002         2001        2002          2001
      -----------------------------------------------------------------------------------------------
      Net Income                                         $23.4        $17.5       $27.5         $31.5
      Other comprehensive income (expense):
        Foreign currency translation adjustments          (4.7)        (8.2)       (7.7)        (22.3)
      -----------------------------------------------------------------------------------------------
      Total Comprehensive Income                         $18.7        $ 9.3       $19.8         $ 9.2
      ===============================================================================================

5. During the second quarter of 2002, the Company did not repurchase any shares of its Class A common stock or its Class B common stock. The authority to repurchase stock, which permitted the purchase of an additional 1,099,100 shares of Class A or B in any combination, expired on June 30, 2002. The Board of Directors has not renewed the authority to repurchase shares.

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

      At June 30, 2002 and December 31, 2001, the Company had accrued $28.4 and $28.7 million, respectively, for estimated costs associated with the cleanup of this site. The actual cost may be greater or lower than the amount accrued and will be governed by numerous factors including the requirements of the WDNR. These factors include the results of further investigations, the details of the remedial actions required by the EPA (in consultation with the WDNR), changes in remedial technologies, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)


      remediation, and/or natural resource damage claims, regarding the middle and lower river and harbor portions of the Site.

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

      In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At June 30, 2002 and December 31, 2001, the Company had accrued $35.1 million and $36.1 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

8. The Company has three reportable segments based on the similarity of products produced: Compressor Products, Engine & Power Train Products, and Pump Products. There has been no change since the prior year-end in the methods used to determine reportable segments or in measuring segment income. There has been no material change in total assets for each

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (Continued)

      reportable segment (other than changes due to normal, cyclical business operations) since December 31, 2001. Revenues and operating income by segment for the periods indicated are as follows:


      BUSINESS SEGMENT DATA                              THREE MONTHS ENDED            SIX MONTHS ENDED
               (Dollars in millions)                          JUNE 30,                      JUNE 30,
                                                        2002          2001              2002          2001
      -------------------------------------------------------------------------------------------------------
      NET SALES:
         Compressor Products                             $243.3        $236.1            $436.9        $472.4
         Engine & Power Train Products                    111.3         109.2             222.8         246.3
         Pump Products                                     40.7          36.7              69.0          68.0
      -------------------------------------------------------------------------------------------------------
                Total Net Sales                          $395.3        $382.0            $728.7        $786.7
      =======================================================================================================

      OPERATING INCOME:
         Compressor Products                             $ 28.6        $ 23.3            $ 43.6        $ 36.8
         Engine & Power Train Products                      2.1          (0.1)             (0.2)          4.4
         Pump Products                                      6.2           5.0               9.1           8.0
         Corporate expenses                                (2.4)         (1.7)             (4.3)         (3.9)
         Nonrecurring item                                ---           ---                (4.5)        ---
      -------------------------------------------------------------------------------------------------------
                Total Operating Income                     34.5          26.5              43.7          45.3
         Interest expense                                  (1.2)         (1.3)             (2.1)         (2.5)
         Interest income and other, net                     3.0           4.6               5.8           9.2
      -------------------------------------------------------------------------------------------------------
      INCOME BEFORE TAXES AND CUMULATIVE EFFECT
      OF ACCOUNTING CHANGE                               $ 36.3        $ 29.8            $ 47.4        $ 52.0
      =======================================================================================================

9. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001, the net book value of the Company's goodwill was $45.1 million. However, as required by the statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million ($3.1 million net of tax) has been written-off and recognized as a cumulative effect from an accounting change. The net book value of the Company's goodwill at June 30, 2002 was $44.1 million. Amortization of goodwill amounted to approximately $0.5 and $0.9 million in the second quarter and first half of 2001, respectively.

      The Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supersedes SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. There was no material effect on the results of operations or financial position as a result of adopting this standard. The nonrecurring charge related to the impairment of unusable assets in the Compressor group, recorded during the first quarter, was determined in accordance with the provisions of SFAS No. 144.

                         INDEPENDENT ACCOUNTANTS' REPORT



August 12, 2002

Tecumseh Products Company
Tecumseh, Michigan


       We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of June 30, 2002 and the related consolidated condensed statements of income and cash flows for the three months and six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 2002 were $395.3 million, compared to $382.0 million in the second quarter of 2001. Consolidated net sales for the six months ended June 30, 2002 amounted to $728.7 million compared to $786.7 million in the first half of 2001.

Consolidated net income for the second quarter of 2002 amounted to $23.4 million or $1.27 per share compared to $17.5 million or $0.94 per share in the second quarter of 2001. Consolidated net income for the six months ended June 30, 2002 amounted to $27.5 million or $1.49 per share compared to $31.5 million or $1.68 per share for the same period in 2001. Included in the 2002 first half results are nonrecurring charges of $4.5 million ($2.8 million net of tax or $0.15 per share) related to the relocation of certain compressor manufacturing operations from the United States to Brazil and the cumulative effect of a change in accounting for goodwill ($3.1 million net of tax or $0.17 per share) related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". Exclusive of nonrecurring charges and the cumulative effect of the accounting change, first half results would have been $33.4 million or $1.81 per share. Results for 2001 were unfavorably impacted by the settlement of a $1.3 million foreign tax claim, which had the effect of increasing the effective tax rate to 41% and 39% for the second quarter and first half respectively.

Sales and profits for the second quarter 2002 improved over the prior year in all the Company's segments with the largest improvement occurring in the compressor segment. Despite the improved year over year sales in the second quarter, sales for the first half of the year still lagged the prior year in the Compressor and Engine & Power Train Groups.

Compressor Products

Second quarter 2002 sales in the Company's Compressor business increased to $243.3 million from $236.1 million in the second quarter of 2001. This increase was attributable to greater sales of compressors for refrigeration & freezer applications. Improved marketing efforts and more competitive pricing afforded by the Company's low cost manufacturing centers have helped the Company to capitalize on the improving market conditions in the refrigeration and freezer compressor sector. Compressor business sales in the first six months of 2002 declined $35.5 million or approximately 7.5% from the first six months of 2001. This decline is primarily attributable to lower sales for compressors used in unitary and room air conditioning applications. While some sales were lost in the first quarter due to ramp up and production problems experienced at the Company's Tupelo facility, the main impetus continues to be competitive pressures from Asian producers and a decline in sales of compressors for unitary applications.

Compressor business operating income for the second quarter of 2002 amounted to $28.6 million compared to $23.3 million in the second quarter of 2001. Operating income for the six months ended June 30, 2001 amounted to $43.6 million compared to $36.8 million in the first six months of 2001. The increase in operating income for the second quarter and first half of 2002 over the comparable 2001 periods reflects the effect of cost reduction efforts implemented over the past 12-18 months.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results from the Company's Brazilian compressor operations for the second quarter and first six months of 2002 have declined from the comparable prior year periods, reflecting a shift in mix to lower priced compressors and increased material and operating costs. While the Brazilian export market remains strong, sales in the local Brazilian and certain South American markets, where margins are typically higher, have declined due to weaker economic conditions and unfavorable weather. Despite these declines, Brazilian operations remain a key to future competitiveness and for the three and six-month periods ended June 30, 2002 represented 35% and 41% of operating income for the Compressor business.

Operations in India had the most successful quarter since operations commenced, contributing 9% of the Compressor Group's operating income for the second quarter 2002. Increases in both domestic and export volumes were responsible for the improvement in these operations.

Engine & Power Train Products

Engine & Power Train business sales amounted to $111.3 million in the second quarter of 2002 compared to $109.2 million in the second quarter of 2001. Sales in the first half of 2002 were $222.8 million compared to $246.3 million in the first half of 2001. The Engine & Power Train business operating income was $2.1 million in the second quarter of 2002 compared to an operating loss of $0.1 million in the second quarter of 2001. For the first half of 2002 the Group incurred an operating loss of $0.2 million compared to an operating profit of $4.4 million in 2001.

Despite flat sales and an unfavorable product sales mix, second quarter results in the Engine & Power Train Group were improved over the prior year second quarter due to the favorable impact of operational improvements and cost cutting efforts. Unit sales of engines for walk behind rotary mowers were improved in the second quarter 2002 compared to the same period in 2001as a result of strong sell through of Toro products with Tecumseh engines that are marketed through Home Depot and Toro's dealer distribution network. These products have experienced a high degree of consumer acceptance and the Company's industry-leading use of Sentinel(R) equipment for quality assurance has been highly successful. The increase in second quarter unit sales volume of engines for walk behind rotary motors was offset by declines in engines sold for snow throwers and specialty lawn care products. These declines are primarily due to lower overall market demand for these product categories.

For the first half of 2002, North American unit sales of engines are 11% below the same period 2001, primarily due to the snow thrower and specialty lawn care product segments, as noted above. Declines in these segments were partially offset by increased unit sales in the generator and pressure washer product categories where the Company has captured share at OEM's not affiliated with other engine manufacturers. With respect to engines for walk behind rotary mowers, the strong second quarter has resulted in first half unit sales being approximately equal to first half 2001.

Pump Products

Sales and operating profits in the Pump business both reflected increases over 2001 levels. Sales in the second quarter of 2002 amounted to $40.7 million compared to $36.7 million in 2002.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date sales amounted to $69.0 million in 2002 compared to $68.0 million the previous year. Operating income amounted to $6.2 million in the quarter ended June 30, 2002 compared to $5.0 million in the same period of 2001. Operating income in the first half of 2002 increased to $9.1 million from $8.0 million in 2001.

The improvements in sales and operating income for the quarter are attributable to the residential pump sector, particularly water gardening products, which benefited from the introduction of a new line of products, partially offset by weakness in the general market for industrial products. Operating results were improved for the first half, despite flat sales, through effective cost control.

Nonrecurring Item

First half 2002 results were adversely affected by a $4.5 million ($2.8 million net of tax or $0.15 per share) nonrecurring charge recorded in the first quarter in the Compressor segment. The charge related to the decision to relocate the production of additional rotary compressor product lines to Brazil from the United States and consists of the write-off of certain equipment which cannot be used in Brazil.

Accounting Changes

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001, the net book value of the Company's goodwill was $45.1 million. However, as required by the statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million ($3.1 million net of tax) has been written-off and recognized as a cumulative effect from an accounting change. The net book value of the Company's goodwill at June 30, 2002 was $44.1 million. Amortization of goodwill amounted to approximately $0.5 and $0.9 the second quarter and first half of 2001, respectively.

The Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supersedes SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. There was no material effect on the results of operations or financial position as a result of adopting this standard. The nonrecurring charge related to the impairment of unusable assets in the Compressor group, recorded during the first quarter, was determined in accordance with the provisions of SFAS No. 144.

Interest Income and Other, Net

Interest income and other, net amounted to $3.0 million in the second quarter of 2002 compared to $4.6 million in the second quarter of 2001. Interest income and other, net amounted to $5.8 million in the first half of 2002 compared to $9.2 million in the first half of 2001. This reduction resulted primarily from lower overall interest rates as well as lower available invested cash in Brazil.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes on Income

The effective income tax rate was 35.5% in the second quarter of 2002 and 35.4% for the first half of the year, compared to 41.3% and 39.4% in the comparable periods of 2001. The higher effective rate in the second quarter of 2001 reflects the resolution of a $1.3 million foreign tax claim in Italy.

Outlook

On a consolidated basis, the second half of 2002 is expected to improve over the comparable 2001 period with the expected improvement attributable to the Compressor and Pump segments.

In spite of the continuing erosion in the air conditioning markets, both room air and unitary applications, the Compressor Group is expected to achieve improved operating results in the second half of 2002. These results will continue to be driven by cost improvements recognized as a result of prior year restructuring actions and, to a lesser extent, sales that are expected to be improved over last year's weak fourth quarter. There are several cautionary risks that could impact these results, particularly with the Company's greater dependency on its operations in Brazil. The weakness of the Brazilian and Argentinean economies, the upcoming presidential elections in Brazil and the weather in the fourth quarter are all key factors that could affect the results in Brazil.

Results of the Engine & Power Train Group for the second half of 2002 are expected to lag behind the prior year, largely due to an anticipated reduction in demand for snow applications to more historical levels from last year's record year. The Company continues to maintain a dominant market share in engines for this application, therefore, fluctuations in market demand, which are highly dependent on weather, have a direct impact on the volumes of engines sold.

As a result of past performance trends and market conditions that include production over-capacity and inexpensive Asian-based production sources, the Company will continue to undertake actions designed to improve its competitive position in all of its major markets. These actions will likely include production relocation and consolidation, development of new strategic relationships with customers, development of new products, and expansion into new product segments. These actions could involve joint ventures and business combinations. The Company expects that some of these initiatives will still occur in 2002, particularly with respect to the Engine & Transmission operations, although the exact timing will depend on the conclusion and outcome of negotiations with outside parties, which cannot be predicted at this time. Accordingly, future results will likely be impacted by one or more nonrecurring charges. While the amount and timing of these charges cannot currently be accurately predicted, they may affect several quarterly periods or years, and they could be material to the reported results in the particular quarter or year in which they are recorded.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first half of 2002 generated cash flows of $68.3 million compared to $56.8 million in 2001. This improvement resulted primarily from a greater source of cash from working capital items. Working capital from $603.4 million at June 30, 2002 was down slightly from $605.7 million at the end of 2001. First half 2002 capital spending was $35.0 million compared to $30.8 million in the first half of 2001. Total capital spending for 2002 is projected to remain near 2001 levels.

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

The Company currently has no board authorization to repurchase shares of Class A or B stock.

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

At June 30, 2002 and December 31, 2001, the Company had accrued $35.1 and $36.1 million, respectively, for environmental remediation, including $28.4 and $28.7 million, respectively, relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - Item 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K for year ended December 31, 2001 in
Item 7A and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first six months of 2002.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At June 30, 2002 and December 31, 2001, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $6.8 and $15.0 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at June 30, 2002 and December 31, 2001 were $14.8 and $25.8 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit
          Number     Description

         None

    (b)  On June 28, 2002 the Company filed a report on Form 8-K reporting
         Item 5, Other Events; a press release regarding the retirement of a member of the Board of Directors.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECUMSEH PRODUCTS COMPANY
                                       -------------------------
                                             (Registrant)



Dated:   August 13, 2002               BY:  /s/ DAVID W. KAY
      ---------------------------          ------------------------------
                                           David W. Kay
                                             Vice President, Treasurer and
                                             Chief Financial Officer (on behalf
                                             of the Registrant and as principal
                                             financial officer)