Form 10-Q
period 2002-09-30
TECUMSEH PRODUCTS CO
filed 2002-11-07
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT of 1934
      For the quarterly period ended September 30, 2002

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

                             Class of Stock                              Outstanding at October 31, 2002
        -------------------------------------------------------------------------------------------------------
                  Class B Common Stock, $1.00 par value                            5,077,746
                  Class A Common Stock, $1.00 par value                           13,401,938

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Unaudited and subject to year end adjustments)

(Dollars in millions)                                                                  SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                                     2002               2001
                                                                                       -------------------------------
Current Assets:
   Cash and cash equivalents                                                            $    369.2         $    317.6
   Accounts receivable, less allowances for doubtful accounts of $7.7 million in 2002
     and 2001                                                                                203.0              207.1
   Inventories                                                                               262.4              261.9
   Deferred and recoverable income taxes                                                      44.8               58.0
   Other current assets                                                                       17.6               14.9
                                                                                        ----------         ----------
         Total current assets                                                                897.0              859.5


Property, plant, and equipment, at cost, net of accumulated depreciation of $520.0
  million in 2002 and $561.1 million in 2001                                                 389.2              431.9
Goodwill                                                                                      43.7               45.1
Deferred income taxes                                                                         52.6               29.7
Prepaid pension expense                                                                      158.9              137.3
Other assets                                                                                  16.1               16.3
                                                                                        ----------         ----------
         Total assets                                                                   $  1,557.5         $  1,519.8
                                                                                        ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                              $    121.3         $    101.3
   Income taxes payable                                                                        7.4                4.2
   Short-term borrowings                                                                      10.0               11.6
   Accrued liabilities                                                                       138.1              136.7
                                                                                        ----------         ----------
         Total current liabilities                                                           276.8              253.8
Long-term debt                                                                                44.0               13.7
Deferred income taxes                                                                          3.0                3.0
Other postretirement benefit liabilities                                                     206.4              203.0
Product warranty and self-insured risks                                                       21.0               23.9
Accrual for environmental matters                                                             28.4               29.4
Pension liabilities                                                                           17.3               15.3
                                                                                        ----------         ----------
         Total liabilities                                                                   596.9              542.1
                                                                                        ----------         ----------

Stockholders' Equity:
   Class A common stock, $1 par value; authorized 75,000,000 shares; issued and
     outstanding 13,401,938 shares in 2002 and 2001                                           13.4               13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares; issued and
     outstanding 5,077,746 shares in 2002 and 2001                                             5.1                5.1
   Retained earnings                                                                       1,075.5            1,051.5
   Accumulated other comprehensive income                                                   (133.4)             (92.3)
                                                                                        ----------         ----------
         Total stockholders' equity                                                          960.6              977.7
                                                                                        ----------         ----------
         Total liabilities and stockholders' equity                                     $  1,557.5         $  1,519.8
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

      (Dollars in millions except per share data)                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                  ----------------------------------------------------
                                                                     2002          2001          2002          2001
                                                                  ----------    ----------    ----------    ----------
Net Sales                                                         $    310.9    $    313.1    $  1,039.6    $  1,099.8
   Cost of sales and operating expenses                                261.1         263.4         882.1         943.2
   Selling and administrative expenses                                  29.4          28.0          88.9          89.6
   Nonrecurring charges                                                  ---          29.3           4.5          29.3
                                                                  ----------    ----------    ----------    ----------
Operating Income                                                        20.4          (7.6)         64.1          37.7
   Interest expense                                                     (1.4)         (0.9)         (3.5)         (3.4)
   Interest income and other, net                                        3.0           7.4           8.8          16.6
                                                                  ----------    ----------    ----------    ----------

Income before taxes and cumulative effect of change in
 accounting principle                                                   22.0          (1.1)         69.4          50.9
   Taxes on income                                                       7.8          (6.3)         24.6          14.2
                                                                  ----------    ----------    ----------    ----------
Income before cumulative effect of accounting change                    14.2           5.2          44.8          36.7
Cumulative effect of accounting change for goodwill, net of tax          ---           ---          (3.1)          ---
                                                                  ----------    ----------    ----------    ----------
Net Income                                                        $     14.2    $      5.2    $     41.7    $     36.7

Basic and Diluted Earnings Per Share:
   Income before cumulative effect of accounting change           $     0.77    $     0.28    $     2.42    $     1.97
   Change in accounting for goodwill                                     ---           ---         (0.17)          ---
                                                                  ----------    ----------    ----------    ----------
   Net income                                                     $     0.77    $     0.28    $     2.25    $     1.97
                                                                  ==========    ==========    ==========    ==========

Weighted Average Shares (in thousands of shares)                      18,480        18,545        18,480        18,650
                                                                  ==========    ==========    ==========    ==========

Cash Dividends Declared Per Share                                 $     0.32    $     0.32    $     0.96    $     0.96
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

      (Dollars in millions)                                                   NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           -----------------------
                                                                             2002           2001
                                                                           ---------      --------
Cash Flows From Operating Activities:
   Income before cumulative effect of change in accounting principle       $   44.8       $   36.7
   Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities:
      Depreciation and amortization                                            48.7           55.2
      Nonrecurring charges                                                      4.5           29.3
      Accounts receivable                                                      (3.7)          30.1
      Inventories                                                             (15.3)           6.0
      Payables and accrued expenses                                            32.9          (20.7)
      Prepaid pension expense                                                 (21.6)         (21.6)
      Other                                                                   (10.3)          (7.7)
                                                                           --------       --------
                  Cash Provided By Operating Activities                        80.0          107.3
                                                                           --------       --------
Cash Flows From Investing Activities:
   Business acquisition, net of cash acquired                                  (4.0)         (15.5)
   Capital expenditures                                                       (41.3)         (48.6)
                                                                           --------       --------
                  Cash Used In Investing Activities                           (45.3)         (64.1)
                                                                           --------       --------
Cash Flows From Financing Activities:
   Dividends paid                                                             (17.7)         (17.9)
   Increase in borrowings, net                                                 40.8            0.7
   Repurchases of common stock                                                  ---          (18.0)
                                                                           --------       --------
                  Cash Provided By (Used In) Financing Activities              23.1          (35.2)
                                                                           --------       --------

Effect Of Exchange Rate Changes On Cash                                        (6.2)         (11.3)
                                                                           --------       --------

Increase (Decrease) In Cash and Cash Equivalents                               51.6           (3.3)

Cash and Cash Equivalents:
                  Beginning of Period                                         317.6          268.2
                                                                           --------       --------
                  End of Period                                            $  369.2       $  264.9
                                                                           ========       ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

2.   Inventories consisted of:

                                                                             SEPTEMBER 30,             DECEMBER 31,
               (Dollars in millions)                                             2002                      2001
         -------------------------------------------------------------------------------------------------------------
         Raw material and work in process                                       $132.6                    $137.1
         Finished goods                                                          113.3                     108.3
         Supplies                                                                 16.5                      16.5
         -------------------------------------------------------------------------------------------------------------

         Total Inventories                                                      $262.4                    $261.9
         =============================================================================================================

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4.   The following table reports the Company's comprehensive income:


        COMPREHENSIVE INCOME                                              THREE MONTHS ENDED               NINE MONTHS ENDED
        (Dollars in millions)                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                                           2002         2001               2002         2001
         ------------------------------------------------------------------------------------------------------------------------
         Net Income                                                        $14.2         $5.2             $41.7         $36.7
         Other comprehensive income (expense):
            Foreign currency translation adjustments                       (33.4)        (8.9)            (41.1)        (31.2)
            Deferred gain from hedging                                                     .4                              .4
         ------------------------------------------------------------------------------------------------------------------------
         Total Comprehensive Income (Loss)                                ($19.2)       ($3.3)            $ 0.6         $ 5.9
         ========================================================================================================================

5. The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. In May 2000, the EPA issued a Record of Decision ("ROD") selecting the remedy for the Site. The Company is one of several named PRP's in the proposed cleanup action. The EPA has estimated the cost of cleanup at $40.9 million. The Company believes that the EPA's remedy, as specified in the ROD, goes well beyond what is environmentally protective and cost-effective for the site and largely ignores the results of the multi-million dollar remedial investigation and feasibility study that the Company performed under EPA oversight. Additionally, the Wisconsin Department of Natural Resources ("WDNR"), as a Natural Resource Trustee, is investigating what additional requirements, if any, the state may have beyond those specified under the ROD.

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

     At September 30, 2002 and December 31, 2001, the Company had accrued $28.3 and $28.7 million, respectively, for estimated costs associated with the cleanup of this site. The actual cost may be greater or lower than the amount accrued and will be governed by numerous factors including the requirements of the WDNR. These factors include the results of further investigations, the details of the remedial actions required by the EPA (in consultation with the WDNR), changes in remedial technologies, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final remediation, and/or natural resource damage claims, regarding the middle and lower river and harbor portions of the Site.

     The Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from degreasing products used at the plant are contributing to an off-site groundwater plume. The Company has undertaken remediation of soils in a source area on the east side of its Grafton facility and remediation of two other on site source areas is planned for 2003. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)


     The WDNR requested that the Company join it in a cooperative effort to investigate and clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the source area near its facility. The next phase of the cooperative effort with joint funding is scheduled to occur in 2003 involving a stream segment downstream of the source area. The Company has provided for these costs. Although participation in a cooperative remedial effort after 2003 for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

     In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At September 30, 2002 and December 31, 2001, the Company had accrued $35.1 million and $36.1 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

6. The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. Although the ultimate outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)


7. The Company has three reportable segments based on the similarity of products produced: Compressor Products, Engine & Power Train Products, and Pump Products. There has been no change since the prior year-end in the methods used to determine reportable segments or in measuring segment income. There has been no material change in total assets for each reportable segment (other than changes due to normal, cyclical business operations) since December 31, 2001. Revenues and operating income by segment for the periods indicated are as follows:

      BUSINESS SEGMENT DATA                                              THREE MONTHS ENDED               NINE MONTHS ENDED
      (Dollars in millions)                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                                          2002          2001              2002          2001
      -------------------------------------------------------------------------------------------------------------------------
      NET SALES:
         Compressor Products                                             $184.6        $175.5          $  621.5      $  647.9
         Engine & Power Train Products                                     97.9         111.4             320.7         357.7
         Pump Products                                                     28.4          26.2              97.4          94.2
      -------------------------------------------------------------------------------------------------------------------------
                Total Net Sales                                          $310.9        $313.1          $1,039.6      $1,099.8
      =========================================================================================================================

      OPERATING INCOME:
         Compressor Products                                             $ 19.6        $ 15.2          $   63.2      $   52.0
         Engine & Power Train Products                                      0.2           5.5               ---           9.9
         Pump Products                                                      3.3           2.7              12.4          10.7
         Corporate expenses                                                (2.7)         (1.7)             (7.0)         (5.6)
         Nonrecurring charges                                               ---         (29.3)             (4.5)        (29.3)
      -------------------------------------------------------------------------------------------------------------------------
                Total Operating Income                                     20.4          (7.6)             64.1          37.7
         Interest expense                                                  (1.4)         (0.9)             (3.5)         (3.4)
         Interest income and other, net                                     3.0           7.4               8.8          16.6
      -------------------------------------------------------------------------------------------------------------------------
      INCOME BEFORE TAXES AND CUMULATIVE EFFECT
      OF ACCOUNTING CHANGE                                               $ 22.0         ($1.1)         $   69.4      $   50.9
      =========================================================================================================================

     8. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001, the net book value of the Company's goodwill was $45.1 million. However, as required by the Statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million ($3.1 million net of tax) has been written-off and recognized as a cumulative effect from an accounting change. The net book value of the Company's goodwill at September 30, 2002 was $43.7 million. Amortization of goodwill amounted to approximately $1.1 million in the first nine months of 2001.

     On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supersedes SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. There was no material effect on the results of operations or financial position as a result of adopting this standard. The nonrecurring charge related to the impairment of

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)


     unusable assets in the Compressor group, recorded during the first quarter, was determined in accordance with the provisions of SFAS No. 144.

9. On October 10, 2002, the Company announced a voluntary recall program to correct engines for snow thrower, chipper-shredder and other applications with regard to a potential leak in the fuel lines. While no reports of accidents due to the damaged fuel lines have been received, the Company contacted the Consumer Products Safety Commission regarding voluntarily recalling and repairing all the potentially affected engines. Most of the engines should be repaired before reaching the consumer. The Company has adequate warranty reserves to cover the cost of the recall.

                         INDEPENDENT ACCOUNTANTS' REPORT



November 5, 2002

Tecumseh Products Company
Tecumseh, Michigan


         We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of September 30, 2002 and the related consolidated condensed statements of income and cash flows for the three months and nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




                                            CIULLA, SMITH & DALE, LLP
                                            Certified Public Accountants
                                            Southfield, Michigan

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated sales for the third quarter of 2002 amounted to $310.9 million, compared to sales of $313.1 million in the third quarter of 2001. Sales for the nine months ended September 30, 2002 were $1,039.6 million compared to sales of $1,099.8 million in the first nine months of 2001.

Consolidated net income for the third quarter of 2002 amounted to $14.2 million or $0.77 per share compared to $5.2 million or $0.28 per share in the third quarter of 2001. Included in reported results for the third quarter of 2001 are several one-time items such as a nonrecurring charge of $29.3 million ($18.9 million net of tax or $1.02 per share) for an early retirement incentive program, a $5.2 million ($0.28 per share) tax credit resulting from a refund of prior years' federal income taxes, and $2.0 million net of tax ($0.11 per share) for interest income associated with the tax credit. On a proforma basis (excluding one-time items), third quarter 2001 earnings would have been $0.91 per share.

Consolidated net income for the first nine months of 2002 amounted to $41.7 million or $2.25 per share compared to $36.7 million or $1.97 per share in the same period of 2001. Included in the 2002 nine month results are nonrecurring charges of $4.5 million ($2.8 million net of tax or $0.15 per share) related to the relocation of certain compressor manufacturing operations from the United States to Brazil and the cumulative effect of a change in accounting for goodwill ($3.1 million net of tax or $0.17 per share) related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." On a proforma basis, nine month results would have been $47.6 million or $2.58 per share. For comparative purposes, 2001 proforma earnings would have been $48.4 million or $2.60 per share for the nine month period.

The decline in third quarter proforma results was due primarily to lower sales and profits in the Company's Engine & Power Train segment, and to a lesser extent, to increased research and development expenditures in the Compressor segment and corporate spending. These items were partially offset by the favorable effects of a 37% devaluation of the Brazilian Reais, most of which occurred in the month of September. The net gain from re-measurement of foreign denominated receivables and payables in Brazil at September 30, 2002 amounted to $4.2 million or $0.15 per share after tax.


Compressor Products

Third quarter 2002 sales in the Company's Compressor business increased to $184.6 million from $175.5 million in the third quarter of 2001. Sales in the nine months ended September 30, 2002 amounted to $621.5 million compared to $647.9 million in the first nine months of 2001. The increase in sales in the third quarter is due to improved sales in almost all of the Compressor group market segments, particularly the residential refrigeration market where sales have improved year over year for two consecutive quarters. Foreign currency translation reduced sales by $3.7 million in the quarter. For the nine month period, sales declined as a result of lost

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

domestic and export market share for compressors used in room and unitary air conditioning applications.

Compressor business operating profit for the third quarter of 2002 amounted to $19.6 million compared to $15.2 million in the third quarter of 2001. Year-to-date operating income for the nine months ended September 30, 2002 and 2001 amounted to $63.2 and $52.0 million, respectively. The improvement in operating margins is attributable to greater coverage of fixed costs, the positive effects of restructuring actions implemented over the last twelve months, and the favorable effects that result from devaluation of the Brazilian Reais. This improvement in operating margins was partially offset by declining margins on high volume commodity-type compressors and accelerated spending on new product development.

Results from the Company's Brazilian compressor operations for the third quarter and for the nine month periods were mixed. While sales have increased approximately 20% and 32% for the third quarter and nine month periods, respectively, operating profits are flat. A continuing shift in production mix to lower priced compressors, both in the refrigeration and air conditioning markets, and upward pressures on costs are responsible for the lower earnings as a percentage of sales. On the other hand, Brazilian operating margins have benefited from the favorable effects of the weak Brazilian currency, as approximately two-thirds of its year-to-date sales were exported and denominated in other currencies. The Company's Brazilian operations contributed approximately 74% of the Compressor business' operating profit in the third quarter 2002, and approximately 52% of the business' operating profit for the nine months ended September 30, 2002.

During the third quarter, the Brazilian operations utilized a government sponsored program designed to promote increased exports. Under the program, the Company borrowed approximately $40 million at favorable rates and reinvested the proceeds in higher yielding certificates of deposit. The effect of this arrangement increased the Company's net interest income by $0.1 million in the third quarter 2002.

Results from operations in France and India improved during the quarter. Together, these operations had a nearly 15% improvement in sales when compared to a year ago and operating income improved by approximately $2 million.

Engine & Power Train Products

Sales in the third quarter of 2002 declined to $97.9 million from $111.4 million in the third quarter of 2001. Engine & Power Train sales in the nine months ended September 30, 2002 amounted to $320.7 million compared to $357.7 million in the first nine months of 2001. Operating income for the three months ended September 30, 2002 amounted to $0.2 million compared to $5.5 million in the third quarter of 2001. For the nine months ended September 30, 2002, the Engine & Power Train group broke even compared to an operating income of $9.9 million in the first nine months of 2001. The decline in sales and profits for the three month period ended September 30, 2002 is primarily attributable to lower demand for engines for snow throwers compared to above average demand in the prior year. A shift in mix to less profitable engines for walk behind rotary mowers from engines for specialty lawn care products also contributed to lower earnings in the quarter.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


For the first nine months of 2002, domestic unit sales were 13% below the same period 2001, primarily due to the snow thrower and specialty lawn care product segments, as noted above. To a small extent, these declines were offset by increased engine unit sales in the portable power generation and pressure washer categories, where the Company has captured share at OEM's not affiliated with other engine manufacturers. However, third quarter sales in the generator market did not meet previous expectations due to lack of severe storm activity.


Pump Products

Sales in the third quarter of 2002 increased to $28.4 million from $26.2 million in the third quarter of 2001. Pump business sales in the nine month period ended September 30, 2002 increased to $97.4 million compared to $94.2 million in 2001. Operating profit in the third quarter of 2002 and 2001 respectively amounted to $3.3 million and $2.7 million. Year-to-date operating profit amounted to $12.4 million in 2002 compared to $10.7 million in 2001. The improvements in sales and operating income for the quarter and nine month periods are attributable to the residential pump sector, particularly water gardening products, which benefited from the introduction of a new line of products, partially offset by weakness in the general market for industrial products.

Nonrecurring Charges

Nine month 2002 results were adversely affected by a $4.5 million ($2.8 million net of tax or $0.15 per share) nonrecurring charge in the Compressor segment. The charge, which was recorded in the first quarter, relates to the decision to relocate the production of additional rotary compressor product lines to Brazil from the United States and consists of the write-off of certain equipment which cannot be used in Brazil.

Third quarter and nine month 2001 results were adversely affected by a $29.3 million pretax ($18.9 million net of tax) nonrecurring charge for an early retirement incentive plan. The plan was available to eligible Corporate, North American Compressor Group and Engine & Power Train Group employees. 250 employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. Ongoing cost savings from this action were estimated to be in a range of $10 to $12 million annually.

Subsequent Event

On October 10, 2002, the Company announced a voluntary recall program to correct engines for snow thrower, chipper-shredder and other applications with regard to a potential leak in the fuel lines. While no reports of accidents due to the damaged fuel lines have been received, the Company contacted the Consumer Products Safety Commission regarding voluntarily recalling and repairing all the potentially affected engines. Most of the engines should be repaired before reaching the consumer. The Company has adequate warranty reserves to cover the cost of the recall.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Accounting Changes


On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142 goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001, the net book value of the Company's goodwill was $45.1 million. However, as required by the statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million ($3.1 million net of tax) has been written-off and recognized as a cumulative effect from an accounting change. The net book value of the Company's goodwill at September 30, 2002, was $43.7 million. Amortization of goodwill amounted to approximately $1.1 million in the first nine months of 2001.

On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supersedes SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. There was no material effect on the results of operations or financial position as a result of adopting this standard. The nonrecurring charge related to the impairment of unusable assets in the Compressor group, recorded during the first quarter, was determined in accordance with the provisions of SFAS No. 144.

Interest Income and Other, Net

Interest income and other, net amounted to $3.0 million in the third quarter of 2002 compared to $7.4 million in the third quarter of 2001. Interest income and other, net amounted to $8.8 million in the first nine months of 2002 compared to $16.6 million in the first nine months of 2001. This reduction resulted primarily from lower overall interest rates as well as lower available invested cash in Brazil.

Taxes on Income

The effective income tax rate for the first nine months of 2002 was 35.5%, compared to 35.5% for the same period in 2001 after eliminating the effects of the $5.2 million tax refund and the resolution of a $1.3 million foreign tax claim in Italy.

Outlook

On a proforma basis (excluding one-time items), full year results are expected to lag behind the prior year. Anticipated improvements in the Compressor and Pump segments are expected to be more than offset by the declining performance of the Engine & Power Train group.

In spite of the continuing erosion in the room and unitary air conditioning markets, the Compressor group is expected to achieve improved operating results for the full year. These results will continue to be driven by cost improvements recognized as a result of prior year restructuring actions and, to a lesser extent, sales that are expected to be improved over last

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


year's weak fourth quarter. There are several cautionary risks that could impact these results, particularly with the Company's greater dependency on its operations in Brazil. The pending change in political leadership has been cited as the cause of the declining economic situation in Brazil, including rapid currency devaluation, slowing economic growth and the possibility of rising inflation. While currency devaluation has a positive effect on reported results due to the operation's significant export volumes, poor local conditions may adversely affect the peak selling season in Brazil. In addition, there is a high degree of uncertainty with respect to the magnitude and direction of further currency movements, making it very difficult to predict overall financial results. Furthermore, while second and third quarter refrigeration and freezer markets have been improved, recent announcements by white good manufacturers suggest these improvements may not continue into the fourth quarter.

Results of the Engine & Power Train group for the full year are expected to significantly lag behind the prior year, partly due to an anticipated reduction in demand for snow applications to more historical levels from last year's record year. The Company continues to maintain a dominant market share in engines for this application, therefore, fluctuations in market demand, which are highly dependent on weather, have a direct impact on the volumes of engines sold. The decline is also attributable to deteriorating margins due to competitive pricing pressures. In recognition of the continued trend toward big box retailers, the Company has initiated strategies to win market share at those OEM's positioned to deliver future growth. While the Company has had some success, as evidenced by its recent placement on the entire White(R) tractor product line, overall cost improvements are still needed to achieve substantially improved returns. Recently, the Company entered into an agreement, subject to a number of conditions, to purchase a facility in Brazil to establish a low cost manufacturing center for certain engines and component parts. It is expected that the Company will finalize plans for the restructuring of the Engine & Power Train group in the fourth quarter and will likely incur a nonrecurring charge as a result.

In addition to the initiative being pursued in the Engine & Power Train group, the Company is studying alternatives for improving the Company's overall return to its investors. These alternatives include further production relocation and consolidation, development of new strategic relationships with customers, development of new products, and expansion into new product segments. These actions could involve joint ventures and business acquisitions. Efforts to study and implement these strategies have been accelerating through the year. Corporate expenses in the third quarter 2002 exceeded the previous year third quarter by $1.1 million primarily as a result of expenditures necessary to create and implement these developing plans.


LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first nine months of 2002 generated cash flows of $80.0 million compared to $107.3 million in 2001. The decline resulted primarily from decreased earnings before nonrecurring charges. Working capital of $620.2 million at September 30, 2002 was up slightly from $605.7 million at the end of 2001. First nine months 2002 capital spending was $41.3 million compared to $48.6 million in the first nine months of 2001. Total capital spending for 2002 is projected to remain near 2001 levels.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Working capital requirements and planned capital investment for 2002 are expected to be financed primarily through internally generated funds; however, short-term borrowings and various financial instruments are utilized from time to time to hedge currency risk and finance foreign working capital requirements. The Company maintains a $100 million revolving credit facility that is available for general corporate purposes. The Company may also utilize long-term financing arrangements in connection with state investment incentive programs. The Brazilian operations borrowed approximately $40 million during the third quarter 2002 to utilize government sponsored programs to promote exports.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. It is likely that additional production relocation and consolidation initiatives will take place during 2002 that could have a material effect on the consolidated financial position and future results of operations of the Company. These initiatives could include joint ventures and business acquisitions.

The Company currently has no board authorization to repurchase shares of Class A or B stock.

Environmental Matters

The Company is subject to various federal, state and local laws relating to the protection of the environment, and is actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Note 5 to the financial statements.) Liabilities, relating to probable remediation activities, are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

At September 30, 2002 and December 31, 2001, the Company had accrued $35.1 and $36.1 million, respectively, for environmental remediation, including $28.3 and $28.7 million, respectively, relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 2
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


"should", "may", "believes", "anticipates", "will", and other future tense and forward-looking terminology, or by the fact that they appear under the caption "Outlook."

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets and the effect of terrorist activity and armed conflict; ii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iii) the extent to which the decline in demand for lawn and garden and utility engines will continue, and the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; iv) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; v) economic trend factors such as housing starts; vi) emerging governmental regulations; vii) availability of materials; viii) actions of competitors; ix) the ultimate cost of resolving environmental matters; x) the Company's ability to profitably develop, manufacture and sell both new and existing products; xi) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations, the ultimate cost of those initiatives and the amount of savings actually realized; xii) the extent of savings actually realized from the Company's early retirement program; and
xiii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION -- ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K for year ended December 31, 2001 in
Item 7A and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first nine months of 2002.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At September 30, 2002 and December 31, 2001, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $4.7 and $15.0 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at September 30, 2002 and December 31, 2001 were $16.8 and $25.8 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 4
                            CONTROLS AND PROCEDURES


Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit
                  Number     Description
                  ------     -----------

                  99.1       Certification of President and Chief Executive
                             Officer

                  99.2 Certification of Vice President, Treasurer and Chief Financial Officer

         (b) On August 13, 2002, the Company filed a report on Form 8-K reporting the submission of the Certification of its chief executive officer and its chief financial officer of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

                  On October 1, 2002, the Company filed a report on Form 8-K reporting its earnings expectation for the quarter ended September 30, 2002.

                  On October 10, 2002, the Company filed a report on Form 8-K reporting an engine product recall.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TECUMSEH PRODUCTS COMPANY
                                          -------------------------
                                                (Registrant)



Dated:      November 7, 2002              BY:   /s/ DAVID W. KAY
      -------------------------------     --------------------------------------
                                             David W. Kay
                                              Vice President, Treasurer and
                                              Chief Financial Officer (on behalf
                                              of the Registrant and as principal
                                              financial officer)

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                                 CERTIFICATIONS


I, Todd W. Herrick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tecumseh Products Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


         a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function);

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:   November 7, 2002            BY:  /s/ TODD W. HERRICK
         ----------------------          -------------------------
                                         Todd W. Herrick
                                           President and Chief Executive Officer

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

I, David W. Kay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tecumseh Products Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 7, 2002                  BY: /s/ DAVID W. KAY
       ------------------                   ----------------------
                                            David W. Kay
                                              Vice President, Treasurer and
                                               Chief Financial Officer

                                 Exhibit Index


Exhibit No.                       Description



   99.1                Certification of President
                       and Chief Executive Officer

   99.2                Certification of Vice President,
                       Treasurer and Chief Financial
                       Officer