Form 10-K
period 2002-12-31
TECUMSEH PRODUCTS CO
filed 2003-03-13
CIK 96831

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                          COMMISSION FILE NUMBER 0-452
                             ---------------------

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
                                 (517) 423-8411

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------  -----------------------------------------
       None                            None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     Registrant disclaims the existence of control and, accordingly, believes that as of March 7, 2002 all of the 5,077,746 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of March 7, 2003, held an aggregate of 2,279,494 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of March 7, 2003 (based on the closing price of $41.60 per share, as reported on the Nasdaq Stock Market on such date) of 2,798,252 shares then issued and outstanding held by non-affiliates was approximately $116,407,283.

     Numbers of shares outstanding of each of the Registrant's classes of Common Stock at March 7, 2003:

               Class B Common Stock, $1.00 Par Value:  5,077,746

                     Class A Common Stock, $1.00 Par Value: 13,401,938

     Certain information in the definitive proxy statement to be used in connection with the Registrant's 2003 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
          Executive Officers of Registrant............................   10
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II
Item      Market for the Registrant's Common Equity and Related
  5.....  Stockholder Matters.........................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   14
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   24
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   48

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............   48
Item 11.  Executive Compensation......................................   48
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   48
Item 13.  Certain Relationships and Related Transactions..............   48
Item 14.  Controls and Procedures.....................................   48

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   49
Signatures............................................................   52

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Tecumseh Products Company (the "Company") is a full line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. In addition, as of December 30, 2002, due to the acquisition of the FASCO Motors Group ("FASCO"), the Company also manufactures fractional horsepower electric motors and related products for a broad range of residential and commercial applications. The Company believes it is one of the largest independent producers of hermetically sealed compressors in the world, one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications, and one of the leading manufacturers of fractional horsepower motors for the United States market. The Company also produces a variety of pump products with a wide range of applications. The Company's products are sold in countries all around the world.

     Prior to the acquisition of FASCO, the Company grouped its products into three principal market segments: Compressor Products, Engine & Power Train Products and Pump Products. With the addition of FASCO, the Company will form a new market segment referred to as Electrical Components. This market segment will include FASCO and certain other operations that were formerly grouped with Compressor Products.

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

     Engine & Power Train Products consist of (i) two- and four-cycle gasoline engines for use in a wide variety of lawn and garden applications and other consumer and light commercial applications and (ii) transmissions, transaxles and related parts for use principally in lawn and garden tractors and riding lawn mowers. The Company sells engine and power train products to OEMs and aftermarket distributors.

     Pump Products include (i) small submersible pumps used in a wide variety of industrial, commercial, and consumer applications and (ii) heavy-duty centrifugal type pumps used in the construction, mining, agricultural, marine, and transportation industries. The Company sells pump products to distributors, mass merchants and OEMs.

     Electrical Component Products include AC and DC electric motors, blowers, gear motors and linear actuators for a broad and diverse set of applications across many industries. These markets include automotive, appliance and consumer durables, heating and cooling equipment, computer and office equipment, industrial machinery, commercial equipment, aerospace and healthcare to name a few.

     In addition to motors, the Company also manufacturers other electrical components that work in tandem with electric and electronic devices to manage and regulate their operation and provide connectivity and other motor parts for sale to external customers. These products include overloads, relays, thermostats, terminals, laminations and electronic circuit boards. Recently, the Company began customer testing of an uninterruptible alternative power system for use in commercial structures, such as cell towers, that require reliable backup electrical power sources.

FOREIGN OPERATIONS AND SALES

     In recent years, international sales and manufacturing have become increasingly important to the Company's business as a whole. In 2002, sales to customers outside the United States represented approximately 48% of total consolidated net sales. In addition to North American operations, compressor products are produced in Brazil, France and India, while engines are produced in Italy and the Czech Republic.

     Products sold outside the United States are manufactured at both U.S. and foreign plants. Tecumseh do Brasil, Ltda. ("Tecumseh do Brasil"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America, North America, Europe and the Middle East. The Brazilian operation represents a significant portion of the Company's compressor business. In 2002, total sales generated by Tecumseh do Brasil amounted to 28% of total Compressor Products segment sales. Brazilian operating income amounted to approximately 67% of total Compressor Products segment operating income and approximately 59% of consolidated operating income for the year, exclusive of nonrecurring items.

     The Company's European compressor subsidiary, Tecumseh Europe, S.A. ("Tecumseh Europe"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. The Company also has two manufacturing facilities in India that produce air conditioning and refrigeration compressors primarily for the Indian appliance market.

     In the engine business, the Company has two principal markets. The North American market is primarily served by the Company's U.S. manufacturing operations. The European market is served by the manufacturing operations of the Company's Italian engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa"), and to a lesser extent, by U.S. export sales. Tecumseh Europa produces light-weight engines primarily for lawn and garden applications along with some utility applications. In addition, the engine business has a manufacturing facility in the Czech Republic that produces primarily larger engines and engine components for export to the U.S. market. In the fourth quarter of 2002, the Company purchased a facility in Curitiba, Brazil. This facility, when operational in 2003, will also produce engine components and sub-assemblies for export to the U.S. and European markets.

     FASCO's primary market is North America with some sales in Asia. Manufacturing operations outside the United States are located in Mexico, Thailand and Australia. Mexican operations are used to supply the North American market, while the Australian operations supply Asia. The operations in Thailand supply both of FASCO's markets.

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

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

     The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 2002, 2001 and 2000 appear under the caption "Business Segment Data" in Note 6 to the Consolidated Financial Statements which appear in Part II, Item 8, of this report, "Financial Statements and Supplementary Data". This information is presented on a basis consistent with operations over the respective periods and does not include the segment identified as "Electrical Components", which was created on December 30, 2002 in conjunction with the acquisition of FASCO. Future reporting periods will include this segment and prior period information restated to conform to the Company's new segment configuration. The information contained under the caption "Business Segment Data", along with the written discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations" in this report should be read in conjunction with the business segment information presented in the following sections entitled:
Compressor Products, Engine & Power Train Products and Pump Products. The section, entitled "FASCO Motors

Group", provides information regarding those operations which were acquired on December 30, 2002, and therefore do not affect the results of the Company for the historical periods presented.

COMPRESSOR PRODUCTS

     The Compressor Products segment is the Company's largest business segment. A compressor is a device that compresses a refrigerant gas. When the gas is later permitted to expand, it absorbs and transfers heat, producing a cooling effect, which forms the basis for a wide variety of refrigeration and air conditioning products. All of the compressors produced by the Company are hermetically sealed. The Company's current compressor line consists primarily of reciprocating and rotary designs with a very limited number of scroll models.

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

     Scroll compressors generally offer improved energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial applications. The Company has a scroll compressor product line for the unitary air conditioning market that is sold in very limited quantities.

  MANUFACTURING OPERATIONS

     Compressor Products manufactured in the Company's U.S. plants accounted for approximately 41% of 2002 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil, France and India. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply and the required raw materials and components are generally available in sufficient quantities.

  SALES AND MARKETING

     The Company markets its U.S., Brazilian and Indian built compressors under the "Tecumseh" brand and French built compressors under the "Tecumseh Europe-L'Unite Hermetique" brand. The Company sells its compressor products in North America primarily through its own sales staff. Major OEM customers are assigned to sales staff on an account basis. Other customers (smaller commercial
OEMs) are served by sales personnel assigned to specified geographic regions, and sales to aftermarket customers are made through independent sales representatives. The Company's U.S., Brazilian, French and Indian operations each have their own sales staff. In certain foreign markets, the Company also uses local independent sales representatives and distributors.

     Substantially all of the Company's sales of compressor products for room air conditioners and for household refrigerators and freezers are to original equipment manufacturers. Sales of compressor products for unitary central air conditioning systems and commercial applications include substantial sales to both OEM and distributor customers.

     The Company has over 1,200 customers for compressor products, the most significant of which are commercial customers. In 2002, the two largest customers for compressor products accounted for 7.6% and 5.2%, respectively, of total segment sales, or 4.5% and 3.0%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the Company does pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.

     In 2002, approximately 31% of the Compressor Products produced by the Company in its U.S. plants were exported to foreign countries. The Company exports to over 60 countries. Over 90% of these exported products were sold in the Far and Middle East.

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

     In the domestic room air conditioning compressor market, the Company competes primarily with foreign companies, as a majority of room air conditioners are now manufactured outside the United States. The Company also competes to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Rotorex, Inc., Sanyo Electric Trading Company, L.G. Electronics, Inc., Mitsubishi, Daikin, and others. The Company has increasingly struggled with price competition from foreign companies during the last two years. Downward pressure on prices, particularly in the room air conditioning market, has continued due to world over-capacity and a market flooded by cheap Asian products both in North America and in Europe.

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

     In light of the domestic competition and world over-capacity situation, the Company has continued to take actions begun in late 1999 to consolidate North American compressor manufacturing capacity. The objective is to reduce the cost structure of the Company's domestically produced compressor models and improve the quality performance, thereby offering a more competitively priced product to our customers. In the first quarter of 2002, the Company recorded a charge of $4.5 million in connection with the relocation of rotary compressor lines from the U.S. to Brazil. The charge represents primarily the write down of certain unusable equipment.

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

  BRAZILIAN OPERATIONS

     Tecumseh do Brasil competes directly with Embraco, S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America. Historically, Tecumseh do Brasil has sold the major portion of its manufactured compressors in Latin America, North America, Europe and the Middle East. Significant devaluations of the Brazilian Real in 1999 and 2002 have set the stage for Tecumseh do Brasil to better compete in foreign markets, resulting in approximately 66%, 64% and 61% of its production being exported in 2002, 2001 and 2000, respectively.

  INDIAN OPERATIONS

     Tecumseh Products India, Ltd. has two compressor manufacturing facilities in India that sell to regional markets. Major competitors include the Indian manufacturers Kirloskar Copeland Ltd., Carrier Aircon Ltd., Godrej, Videocon, BPL and others. Tecumseh Products India, Ltd. produces compressors for the air conditioning and refrigerator and freezer markets. In 2002, approximately 31% of its sales were made to a single customer, and the loss of this customer would have a significant impact on the results of operations of this facility, and to a lesser extent, on the consolidated results of the Company as a whole.

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

     Hydrochlorofluorocarbon compounds ("HCFCs") are used as a refrigerant in air conditioning systems. Under a 1992 international agreement, HCFCs will be banned from new equipment beginning in 2010. Some European countries began HCFC phase-outs as early as 1998, and some have fully eliminated the use of HCFCs as early as 2002. Within the last several years, the Company has approved and released a number of compressor models utilizing U.S. government approved hydrofluorocarbons, ("HFC") refrigerants, which are considered more environmentally safe than the preceding refrigeration compounds. HFCs are also currently under global scrutiny and subject to possible future restrictions.

     In the last few years, there has been an even greater political and consumer movement, particularly from northern European countries, toward the use of hydrocarbons ("HCs") as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of our atmosphere) and the use of fluorine (which contributes to the "green-house" effect). Both Tecumseh do Brasil and Tecumseh Europe have compressor products available for sale that utilize hydrocarbon refrigerants. Hydrocarbons are flammable compounds and have not been approved by the U.S. government for air conditioning or household refrigerator and freezer applications. It is not presently possible to estimate the level of expenditures that will be required to meet future industry requirements or the effect on the Company's competitive position.

     The U.S. National Appliance Energy Conservation Act of 1987 (the "NAECA") requires specified energy efficiency ratings on room air conditioners and household refrigerator/freezers. Proposed energy efficiency requirements for unitary air conditioners were published in the U.S. in January 2001 to be effective in the year 2006. The European manufacturing community has issued energy efficiency directives that specify the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. The Company has ongoing projects aimed at improving the efficiency levels of its compressor products and plans to have products available to meet known energy efficiency requirements as determined by our customers. Some of the Company's compressor products already meet or exceed the new energy efficiency standards. It is not presently possible to estimate the level of expenditures that will be required to meet the new standards or the effect on the Company's competitive position.

ENGINE & POWER TRAIN PRODUCTS

     Small gasoline engines account for a majority of the net sales of the Company's Engine & Power Train Products segment. These are used in a broad variety of consumer products, including lawn mowers (both riding and walk-behind types), snow throwers, small lawn and garden tractors, small power devices used in outdoor chore products, generators, pumps and certain self-propelled vehicles. The Company manufactures gasoline engines, both two- and four-cycle types, with aluminum die cast bodies ranging in size from 2 through 22 horsepower and with cast iron bodies ranging in size from 12 through 18 horsepower. The Company's power train products include transmissions, transaxles and related parts used principally in lawn and garden tractors and riding lawn mowers.

  MANUFACTURING OPERATIONS

     The Company manufactures engines and related components in its five plants in the United States, one plant in Italy and one plant in the Czech Republic. In the fourth quarter of 2002 the Company purchased a vacant facility in Curitiba, Brazil for the manufacture of engine and power train components and sub-assemblies. This plant is expected to be operational in the first half of 2003. All of the Company's power train products are currently manufactured in one facility in the United States. Operations of the Company in this segment are partially vertically integrated as the Company produces most of its plastic parts and carburetors, as well as a substantial portion of the aluminum die-castings used in its engines and power train products.

     Significant declines in unit volumes since 1999 have left the Engine & Power Train operations with over-capacity. During the fourth quarter of 2002 and 2001 the Company recognized nonrecurring charges of $4.1 million and $6.1 million, respectively related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic.

  SALES AND MARKETING

     The Company markets its Engine & Power Train Products worldwide under the "Tecumseh" and "Peerless" brands. A substantial portion of the Company's engines are incorporated into lawn and garden and other consumer products under brand labels owned by OEMs and sold through "do it yourself" home centers, mass merchandisers, department stores and lawn and garden specialty retailers.

     The majority of the Company's Engine & Power Train Products are sold directly to OEMs. The Company also sells engines and parts to its authorized dealers and distributors, who service its engines both in the United States and abroad. Marketing of Engine & Power Train Products is handled by the Company's own sales staff and by local sales representatives in certain foreign countries. North America and Europe are the principal markets for lawn and garden products.

     Sales in this segment can be significantly affected by environmental factors affecting the respective selling seasons for the various types of equipment. For example, snow thrower sales, and therefore the demand for the Company's applicable engine, show a strong correlation with the amount of snowfall received. Similarly, the frequency of weather-related and other interruptions to power supplies or the perceived threat of interruptions, affect the demand for generators. Factors such as these are largely unpredictable, yet greatly influence the year-to-year demand for engine products.

     In 2002, the three largest (direct ship) customers for Engine & Power Train Products accounted for 20.9%, 19.4% and 13.6%, respectively, of segment sales, or 6.7%, 6.2% and 4.4%, respectively, of consolidated net sales. Some of the engines provided to these customers are incorporated into end consumer products that are sold by Sears. Total sales to Sears and Sears affiliated suppliers in 2002 and 2001 amounted to 16.8% and 23.5%, respectively, of segment sales, or 5.4% and 8.1%, respectively, of consolidated net sales. The year over year reduction in the percentage of sales to Sears and Sears affiliated suppliers is due to a substantial decline in participation in their walk behind lawn mower segment. Loss of any of this segment's three largest customers, and/or the loss of Sears as a retail distributor, would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole.

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

  ENVIRONMENTAL STANDARDS

     The U.S. Environmental Protection Agency ("EPA") has in place regulations for the engines produced by the company. The Company produces competitively priced engines that comply with current EPA and California Air Resources Board ("CARB") Standards. Phase-in of the rules for various engine models is in progress and will continue through the 2008 model year. It is not possible at this time to determine the related costs of compliance, nor the impact on the competitive position of the Company. The State of California enforces the CARB Tier II Emission Standards. A broad range of the Company's engines has been certified to comply with these emissions standards.

     The European Community has implemented noise standards for some categories of engine powered equipment. These standards take effect in two stages: Stage I began January 3, 2002 and Stage II is scheduled to take affect January 3, 2006. They regulate the sound level of the complete product delivered to the end user.

The Company currently supplies engines to and works with equipment manufacturers to assure that their products comply with these standards. The European community has also adopted exhaust emission regulations that will affect the engines sold into the European community. These regulations will be implemented in stages with the initial stage taking affect in August 2004. These regulations are similar to the U.S. EPA regulations and as a result will not impact the competitive position of the Company.

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

FASCO MOTORS GROUP

     On December 30, 2002 the Company acquired the stock of the companies that comprise the FASCO Motors Group from Invensys plc for approximately $411 million. Headquartered in Eaton Rapids, Michigan, FASCO is a leading manufacturer in the U.S. fractional horsepower ("FHP") motors industry. This industry is large and diverse with an estimated size of $10.4 billion. The market is generally stable as many different manufacturers use FHP motors as components of their applications. The pervasiveness of motors has been due, in part, to rising disposable income, spending on appliance "necessities" for remodeling and new construction, increased heating efficiency standards, increased use of power options in vehicles, growth in applications for motors in healthcare, leisure, exercise and home maintenance products, a wide variety of industrial applications, decreases in motor size and improvements in motor efficiency.

  PRODUCT LINE

     FASCO manufacturers AC motors, DC motors, blowers, gearmotors and linear actuators. Its products are used in a wide variety of applications in markets that include automotive, appliance and consumer durables, heating and cooling equipment, computer and office equipment, industrial machinery, commercial equipment, aerospace and healthcare to name a few. Tecumseh believes that FASCO has products to serve approximately 23% of the market, with its primary focus on high value-added products and services.

  MANUFACTURING

     At the time of purchase, FASCO operated 13 manufacturing locations, 2 of which were in the process of being closed and were not purchased by Tecumseh from Invensys. The remaining 11 locations, most of which are owned, are located as follows: 6 in the United States, 2 in Mexico and 1 each in Canada, Thailand and Australia. FASCO's facilities are to a large extent vertically integrated, however, some component parts are purchased from outside suppliers. FASCO utilizes multiple sources of supply and the required raw materials, including copper wire, steel, aluminum, zinc and components are generally available in sufficient quantities.

  SALES AND MARKETING

     FASCO markets its products principally under the "FASCO" brand. The FASCO brand name is well-known and nearly a century old. FASCO sells its products primarily through its own direct sales force supplemented by third party sales representatives in certain markets. Approximately, 90% of FASCO's sales are to OEM customers. Sales professionals are assigned to accounts based upon type of account and geographic region.

     FASCO has over 2,500 customers for its products, the largest of which are in the automotive sector. Historically, the top three customers have accounted for less the 20% of revenues, with the largest customer accounting for approximately 10% of revenues. Loss of the largest customer could have a material adverse affect on the results of FASCO. In addition, certain of FASCO's customers are competitors of Tecumseh's other business segments. Individually, none of these customers exceed 1% of FASCO's total sales. Generally, FASCO does not have long-term contracts with its customers, with the exception of select major customers.

  COMPETITION

     All of the application markets in which FASCO competes are highly competitive. Different competitors are present within each of the application markets. Key competitors in the automotive market segment include Daewoo, Bosch and Johnson Electric. Key competitors in residential and commercial market segments include General Electric, Emerson and A.O. Smith. In the linear actuator and gearmotor market segments, key competitors include Merkle-Koff, Bison and Hubbell. Participants compete on various levels, including motor design and application, customer service and price. Motor design and application is critical because OEMs are constantly improving their product lines, which often require new motor specifications. In general, end-use markets today are looking for smaller, more efficient, faster, cooler-operating and lighter motors. In addition to competing with other independent motor manufactures, FASCO also competes to a lesser extent with manufacturers of end products that have internal motor manufacturing operations.

BACKLOG AND SEASONAL VARIATIONS

     Most of the Company's production is against short-term purchase orders, and backlog is not significant.

     Both Compressor Products and Engine & Power Train Products are subject to some seasonal variation. Generally, the Company's sales and operating profit are stronger in the first two quarters of the year than in the last two quarters.

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

RESEARCH AND DEVELOPMENT

     The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company spent approximately

$30.8, $27.6 and $28.1 million during 2002, 2001, and 2000, respectively, on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

EMPLOYEES

     On December 31, 2002, the Company employed approximately 22,000 persons, 55% of whom were employed in foreign locations. Of this total approximately, 5,200 employees were added on December 30, 2002 with the acquisition of FASCO. Approximately 2,000 of the U.S. employees were represented by labor unions, with no more than approximately 1,300 persons represented by the same union contract. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation. Excluding the employees added at year end as a result of the FASCO acquisition, the maximum number of persons employed was approximately 17,200 and the minimum was 16,800. Overall, the Company believes it generally has a good relationship with its employees.

AVAILABLE INFORMATION

     We make available, free of charge, on our Internet website
(http://www.tecumseh.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Kenneth G. Herrick retired as Chairman of the Board of Directors effective February 26, 2003. He was given the honorary designation of Chairman Emeritus by the Board. Todd W. Herrick has succeeded Kenneth G. Herrick as Chairman.

     The following are the executive officers of the Company.

                                                                                        PERIOD OF SERVICE
NAME AND AGE                                         OFFICE OR POSITION HELD              AS AN OFFICER
------------                                         -----------------------            -----------------
Todd W. Herrick, 60.......................  Chairman of the Board of Directors,            Since 1974
                                            President and Chief Executive Officer(1)
David W. Kay, 54..........................  Vice President, Treasurer, and Chief           Since 2001
                                            Financial Officer(2)
Michael R. Forman, 56.....................  Vice President and Corporate Director of       Since 2001
                                            Human Resources(3)

---------------

(1) Last five years of business experience -- President and Chief Executive Officer, Tecumseh Products Company 1986 to 2003. (Employed with Tecumseh Products Company since 1972.)

(2) Last five years of business experience -- Corporate Controller, Tecumseh Products Company 1999 to 2001. Corporate Controller, RTI International Metals, Inc. (formerly RMI Titanium Company) 1986 to 1999. (Employed with Tecumseh Products Company since 1999.)

(3) Last five years of business experience -- Assistant Director of Corporate Human Resources, Tecumseh Products Company 1990 to 2001. (Employed with Tecumseh Products Company since 1990.)

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Tecumseh, Michigan, approximately 50 miles southwest of Detroit. At December 31, 2002 the Company had 43 principal properties worldwide occupying approximately 11.0 million square feet with the majority, approximately 9.6 million square feet, devoted to manufacturing. Seventeen facilities with approximately 5.2 million square feet were located in nine countries outside the

United States. The following table shows the approximate amount of space devoted to each of the Company's three principal business segments and FASCO.

                                                               APPROXIMATE
                                                                FLOOR AREA
INDUSTRY SEGMENT                                              IN SQUARE FEET
----------------                                              --------------
Compressor Products.........................................    6,236,000
Engine & Power Train Products...............................    2,647,000
Pump Products and Other.....................................      442,000
FASCO Motors Group..........................................    1,568,000

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

     The EPA has indicated its intent to address the site in two phases, with the plant site and upper river constituting the first phase and the middle and lower river and harbor being the second phase. The Company anticipates entering into a Consent Decree concerning the performance of remedial design and remedial action for the plant site, the upper river and the flood plain soils, deferring for an unspecified period any action regarding Phase II. As part of these negotiations the Company has agreed to pay an additional $2.1 million in past response costs to the EPA.

     At December 31, 2002 and December 31, 2001, the Company had accrued $29.2 and $28.7 million, respectively, for estimated costs associated with the cleanup of this site. The actual cost will be governed by numerous factors including the requirements of the WDNR, and may be greater or lower than the amount accrued. These factors include the results of further investigations, the details of the remedial actions required by the EPA (in consultation with the WDNR), changes in remedial technologies, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final remediation, and/or natural resource damage claims, regarding the middle and lower river and harbor portions of the Site.

     The Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

     The WDNR requested that the Company join it in a cooperative effort to investigate and clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the source area near its facility. The next phase of the cooperative effort is scheduled to occur in 2003 involving a stream segment downstream of the source area. The Company has provided for these costs. Although participation in a cooperative remedial effort after 2003 for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

     In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2002 and 2001, the Company had accrued $36.3 million and $36.1 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2002 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Class A and Class B common stock trades on the Nasdaq Stock Market under the symbols TECUA and TECUB, respectively. Total shareholders of record as of March 7, 2003 were approximately 513 for Class A common stock and 506 for Class B common stock. There were no equity securities sold by the Company during the period covered by this report. The Company has no equity securities authorized for issuance under compensation plans.

MARKET PRICE AND DIVIDEND INFORMATION

  RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 2002

                                                    SALES PRICE
                                       -------------------------------------
                                            CLASS A             CLASS B          CASH
                                       -----------------   -----------------   DIVIDENDS
QUARTER ENDED                           HIGH       LOW      HIGH       LOW     DECLARED
-------------                          -------   -------   -------   -------   ---------
March 31.............................  $56.220   $46.200   $52.000   $43.350     $0.32
June 30..............................   57.250    45.000    52.750    41.700      0.32
September 30.........................   53.520    40.760    49.840    37.250      0.32
December 31..........................   49.120    37.820    45.750    35.100      0.32

  RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 2001

                                                    SALES PRICE
                                       -------------------------------------
                                            CLASS A             CLASS B          CASH
                                       -----------------   -----------------   DIVIDENDS
QUARTER ENDED                           HIGH       LOW      HIGH       LOW     DECLARED
-------------                          -------   -------   -------   -------   ---------
March 31.............................  $54.000   $38.750   $50.750   $36.250     $0.32
June 30..............................   53.450    43.500    47.950    40.438      0.32
September 30.........................   52.990    40.800    47.890    38.820      0.32
December 31..........................   52.530    41.120    49.600    39.500      0.32

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of certain financial information of the Company.

                                                           YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               2002       2001       2000       1999       1998
                                             --------   --------   --------   --------   --------
                                                 (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Net sales..................................  $1,343.8   $1,398.9   $1,649.9   $1,814.3   $1,750.2
Cost of sales and operating expenses.......   1,141.6    1,207.2    1,411.4    1,507.4    1,492.8
Selling and administrative expenses........     117.4      112.1      118.3      117.6      115.8
Nonrecurring items.........................      10.3       35.4       33.5       (5.5)      45.0
                                             --------   --------   --------   --------   --------
Operating income...........................      74.5       44.2       86.7      194.8       96.6
Interest expense...........................      (5.8)      (4.1)      (6.7)      (7.9)      (6.9)
Interest income and other, net.............      15.1       20.3       27.9       28.1       27.8
Nonrecurring gain..........................        --         --         --        8.6         --
                                             --------   --------   --------   --------   --------
Income before taxes and cumulative effect
  of change in accounting principle........      83.8       60.4      107.9      223.6      117.5
Taxes on income............................      29.7       17.6       41.8       81.6       43.3
                                             --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change........................      54.1       42.8       66.1      142.0       74.2
Cumulative effect of change in accounting
  for goodwill.............................      (3.1)        --         --         --         --
                                             --------   --------   --------   --------   --------
Net income.................................  $   51.0   $   42.8   $   66.1   $  142.0   $   74.2
                                             ========   ========   ========   ========   ========
Basic and diluted earnings per share from
  continuing operations....................  $   2.93   $   2.30   $   3.44   $   7.00   $   3.47
Cash dividends declared per share..........  $   1.28   $   1.28   $   1.28   $   1.22   $   1.20
Weighted average number of shares
  outstanding (in thousands)...............    18,480     18,607     19,218     20,277     21,366
Cash and cash equivalents..................  $  333.1   $  317.6   $  268.2   $  270.5   $  277.7
Working capital............................     503.7      605.7      602.4      618.6      605.9
Net property, plant and equipment..........     570.5      431.9      444.7      477.4      508.9
Total assets...............................   2,063.0    1,519.8    1,553.1    1,553.3    1,556.2
Long-term debt.............................     298.2       13.7       14.2       15.6       17.2
Stockholders' equity.......................     978.9      977.7      995.4    1,014.2      995.7
Capital expenditures.......................      73.9       65.4       64.0       73.0       64.4
Depreciation and amortization..............      65.1       72.0       71.2       72.4       74.6
Cost of common shares repurchased..........        --       18.1       39.6       57.7       49.0

  Nonrecurring items:

     2002 net income included $10.3 million ($6.6 million net of tax or $0.36 per share) in nonrecurring charges. Of this amount, the Engine & Power Train business had a charge of $5.8 million ($3.7 million net of tax or $0.20 per share) which included $4.1 million for costs, mostly write-downs of fixed assets, associated with the relocation of engine component manufacturing, and the discontinuation of production activities at its Grafton, Wisconsin facility and $1.7 million for additional environmental clean up costs, primarily additional past response costs levied by the EPA for its Sheboygan, Wisconsin facility. Additionally, the Compressor business had a charge of $4.5 million ($2.8 million net of tax or $0.15 per share) for costs related to the relocation of additional rotary compressor lines from the U.S. to Brazil, primarily the write-off of certain unusable equipment.

     2001 net income included $29.3 million ($18.9 million net of tax) related to the cost of an early retirement incentive program and an asset impairment charge of $6.1 million ($3.9 million net of tax) for unusable equipment due to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic.

     During 2000 the Company recorded a $33.5 million charge ($23.3 million net of tax) related to the realignment of its North American and Indian compressor manufacturing operations.

     The 1999 results included credit of $14.1 million ($9.0 million net of tax) comprised of a $4.6 million gain on the curtailment of employee benefit plans at a closed plant, a $4.0 million gain on an insurance settlement, and an $8.6 million gain from currency hedging at the Company's Brazilian subsidiary. These gains were partially offset by charges for plant closing and environmental costs totaling $3.1 million.

     During 1998, the Company recorded a $45 million charge ($28.8 million net of tax) for asset impairment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS RELATING TO FORWARD LOOKING STATEMENTS

     The following report should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

     This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act and are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. Forward-looking statements can be identified by the use of terms such as "expects", "should", "may", "believes", "anticipates", "will", and other future tense and forward-looking terminology, or by the fact that they appear under the caption "outlook".

     Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products and snow throwers; iv) the extent to which the decline in demand for lawn and garden and utility engines will continue, and the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations; viii) availability of materials; ix) actions of competitors; x) the ultimate cost of resolving environmental matters; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) the integration of FASCO into the Company and the issuance of debt in connection with the FASCO acquisition; and xiv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     Tecumseh Products Company is a full line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. In addition, as of December 30, 2002, due to the acquisition of FASCO, the Company also manufactures fractional horsepower electric motors and related products for a broad range of residential and commercial applications. The Company's products are sold in countries all around the world.

     The 2002 statement of income does not include any of FASCO's operations, nor does the discussion and analysis of results of operations set forth below. For the reporting periods presented products are grouped into three principal industry segments: Compressor Products, Engine & Power Train Products, and Pump Products. In future periods the Company will be including the results of FASCO and certain other operations in a new Electrical Components segment.

     Consolidated net income for 2002 amounted to $51.0 million or $2.76 per share, compared to $42.8 million or $2.30 per share in the same period of 2001. Included in the full year 2002 reported results were several one-time items, such as nonrecurring charges of $10.3 million ($6.6 million net of tax or $0.36 per share), and the cumulative effect of a change in accounting for goodwill ($3.1 million net of tax or $0.17 per share) related to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". On a pro forma basis (excluding these one-time items), full year results would have been $60.7 million or $3.28 per share.

     Full year 2001 results also included several one-time items, such as nonrecurring charges of $35.4 million ($22.8 million net of tax or $1.23 per share), a $5.2 million ($0.28 per share) tax credit resulting from a refund of prior years' federal income taxes, and $2.0 million net of tax ($0.11 per share) for interest income associated with the tax credit. For comparative purposes, pro forma results for the 2001 full year (excluding these one-time items) would have been $58.4 million or $3.14 per share.

     The improvement in pro forma results for the full year was attributable to better results from the Compressor and Pumps Groups, mostly offset by a substantial decline in profitability at the Engine & Power Train Group.

     Consolidated net sales for the full year ended December 31, 2002 amounted to $1,343.8 million, a decrease of 3.9%, compared to sales of $1,398.9 million for the comparable period in 2001. Excluding the effects of foreign currency translation on sales, the lower 2002 sales were primarily attributable to the Engine & Power Train Group.

RESULTS OF OPERATIONS

  COMPRESSOR PRODUCTS

  2002 vs. 2001

     Sales for the year ended December 31, 2002 amounted to $790.9 million compared to $804.6 million in 2001. Excluding the $8.5 million reduction in sales resulting from currency translation, full year sales declined less than 1%. Increases in sales of compressors used in household refrigeration and commercial applications nearly offset losses of share in the unitary and room air conditioning markets. Sales of compressors manufactured in North America were down 19.3% as productive capacities for the residential refrigeration and room air conditioning markets were moved to Brazil and India where favorable cost structures enable the Company to more effectively compete. Correspondingly, sales of compressors manufactured in Brazil and India increased 35.4% over prior year levels.

     Compressor Group operating income, exclusive of non-recurring charges, for the years ended December 31, 2002 and 2001 amounted to $77.5 million and $54.3 million, respectively. The improvement in operating margins was attributable to greater coverage of fixed costs, the positive effects of restructuring actions implemented over the last 18 months, and the favorable effects from devaluation of the Brazilian Real. This improvement in operating margins was partially offset by declining margins on high-volume, commodity-type compressors and accelerated spending on new products. The Company's Brazilian operations contributed approximately 67% of the compressor business's operating profit in 2002, compared to 77% in 2001. While Brazilian operation profits improved year over year, the decline in the overall percentage was a result of improved profitability in North America where prior restructuring actions reduced fixed costs. Indian operations were also profitable for the full year 2002 compared to a loss in 2001.

  2001 vs. 2000

     Annual Compressor Group sales declined approximately 13% to $804.6 million in 2001 compared to $919.8 million in 2000. While sales declines generally occurred throughout the Company's global operations reflective of the slower worldwide economy, the majority of the decline was attributable to the continuing sea-change in the North American room air conditioning market. U.S.-based manufacturers of room air conditioners continued to shift the manufacture of completed units to Asia where inexpensive locally produced compressors were readily available. As a result, the Company lost market share in the room air conditioning market which continued to erode the volume of North American-based production. Brazilian sales also declined by approximately 14% reflecting weakness in the local economy and the effects of currency translations.

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

  ENGINE & POWER TRAIN PRODUCTS

  2002 vs. 2001

     Engine & Power Train sales and operating income declined for the third consecutive year. Sales for the year ended December 31, 2002 amounted to $432.3 million compared to $480.9 million in 2001. Operating income, exclusive of nonrecurring items, for the year ended December 31, 2002 was $1.4 million compared to $20.0 million in 2001. For the full year 2002, domestic engine unit volume decreased 8% over the prior year, including a 36% decline in engines for snow throwers. 2001 was a record year for snow thrower engine sales as a result of low inventories at retail at the beginning of that season. However, low snowfall in the winter of 2002 left above average inventories at retail at the end of the 2002 season and as a result, sales of engines for snow throwers was below average for the calendar year as fewer were required for the winter of 2003. Declines in volume, less profitable mix and declining contribution margins were responsible for the substantial deterioration in full year profitability.

  2001 vs. 2000

     The Engine & Power Train Group's sales and operating income declined for the second straight year with 2001 results significantly below those for 2000. Sales declined from $612.8 million in 2000 to $480.9 million in 2001 reflecting a significant reduction in both engine and transmission sales in the lawn and garden segment, as well as various utility applications, such as portable power generators. While sales of engines used for snow throwers was one of the best seasons in the group's history, they were not enough to offset the demand in other applications. While the sales declines were reflective of the overall economic condition, some portion of the decline was attributable to the Company's declining participation in the walk behind mower segment.

     As a result of the approximate 22% decline in sales, operating income of $20.0 million in 2001 was dramatically lower than the $46.8 million posted in 2000. These amounts were exclusive of a nonrecurring charge recorded in the fourth quarter of 2001 of $6.1 million ($3.9 million net of tax) related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's newly acquired facilities in the Czech Republic.

  PUMP PRODUCTS

  2002 vs. 2001

     Pump business sales for the year ended December 31, 2002 increased 6.3% to $120.6 million compared to $113.4 million in 2001. Full year operating income amounted to $14.8 million in 2002 compared to $11.6 million in 2001. Improvements in sales were primarily in pumps used in consumer applications, such as water gardening where the overall market continued to grow, and condensate pumps used in HVAC applications where the Company has gained share in that market.

  2001 vs. 2000

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

     During the third quarter of 2000, the Pump segment entered the residential wastewater collection, transfer and disposal market by acquiring the assets of Interon Corporation. This market, while currently in its infancy, is expected to grow rapidly as it provides an economical alternative to conventional gravity wastewater disposal systems. The acquisition of Interon assets has not had a material impact on reported results of operations, financial position or cash flows.

NONRECURRING ITEMS

     Full year 2002 results were adversely impacted by $10.3 million ($6.6 million net of tax or $0.36 per share) in nonrecurring charges. During the fourth quarter, a charge of $5.8 million ($3.7 million net of tax or $0.20 per share) was recorded in the Engine & Power Train business. Included in the charge was $4.1 million for costs, mostly write-downs of fixed assets, associated with the relocation of engine component manufacturing, and the discontinuation of production activities at its Grafton, Wisconsin facility. Also included in the charge was $1.7 million for additional environmental clean up costs, primarily additional past response costs levied by the EPA for its Sheboygan, Wisconsin facility. During the first quarter, a charge of $4.5 million ($2.8 million net of tax or $0.15 per share) was recorded in the Compressor business. This charge was for costs, primarily the write-off of certain unusable equipment, related to the relocation of additional rotary compressor lines from the U.S. to Brazil.

     The 2001 results were adversely impacted by $35.4 million ($22.8 million net of tax, or $1.23 per share) in nonrecurring items. During the third quarter of 2001, the Company offered an early retirement incentive plan to eligible Corporate, North American Compressor Group and Engine & Power Train Group employees. Two hundred fifty (250) employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. The cost of providing the pension and healthcare benefits associated with this plan amounted to $29.3 million ($18.9 million net of tax, or $1.02 per share) and was recorded as a nonrecurring charge in the third quarter. Ongoing cost savings from this action were estimated to be in a range of $10 to $12 million annually.

     During the fourth quarter of 2001, the Company recorded a charge of $6.1 million ($3.9 million net of tax, or $.21 per share) in the Engine & Power Train business related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic.

     In early 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million net of tax, or $1.21 per share) related to the restructuring and realignment of its domestic and international compressor manufacturing operations. These amounts included approximately $15.5 million ($12.0 million net of tax) in severance pay and future benefit costs relating to the announced realignment and manpower reductions in the Company's North American and Indian manufacturing operations, $3.2 million ($2.0 million net of tax) in plant closing and exit costs, and $14.8 million ($9.3 million net of tax) in asset impairment charges for idled, unusable and/or underutilized equipment.

INTEREST INCOME AND INCOME TAX

     Interest income and other, net amounted to $15.1 million, $20.3 million, and $27.9 million in 2002, 2001 and 2000, respectively. The decline was the result of declining average interest rates over the period. On a comparable basis, the Company's effective tax rates were 35.4%, 35.6% and 38.7% for the years ended December 31, 2002, 2001 and 2000, respectively. The 2001 effective tax rate excludes the effects of a $5.2 million refund of prior years' U.S. federal income taxes and a $1.3 million charge from the resolution of an income tax issue in Italy. The higher effective tax rate in 2000 was due primarily to the inability to recognize a tax benefit on Indian operating losses.

ACQUISITIONS

     On December 30, 2002, the Company acquired the FASCO Motors Group from Invensys Plc for cash of $396.6 million and the assumption of approximately $14.5 million in debt. FASCO is a leading manufacturer in the U.S. of fractional horsepower motors. FASCO manufactures AC motors, DC motors, blowers, gear motors and linear actuators, all of which are used in a wide variety of applications within the HVAC, automotive, healthcare and appliance industries. The addition of FASCO will allow the Company to reach new customers and markets and enables the Company to deliver higher valued-added products and complete customer solutions in all of its business segments.

     The acquisition was financed with proceeds from $325 million in new bank borrowings and internal cash flows. Of the $325 million in new borrowings, $250 million was from a six-month bridge loan and $75 million was from a new three-year $125 million revolving credit facility. As the bridge loan was replaced on March 5, 2003 with permanent long-term financing, it has been presented as long-term debt in the December 31, 2002 balance sheet.

     The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. The following is a summary of the estimated values of the assets acquired and liabilities assumed as of the date of the acquisition:

                                                               (DOLLARS IN MILLIONS)
Current assets..............................................          $110.4
Property, plant and equipment...............................           158.2
Intangible assets...........................................            55.0
Goodwill....................................................           223.2
                                                                      ------
  Total assets acquired.....................................          $546.8
                                                                      ======
Current liabilities.........................................          $ 92.2
Other liabilities...........................................            53.7
Long-term debt..............................................             0.6
                                                                      ------
  Total liabilities assumed.................................          $146.5
                                                                      ======

     The Company also expended $4.0 million in April 2002 for the acquisition of Manufacturing Data Systems, Inc., a supplier of Internet-enabled, open-architecture software motion control applications that increase manufacturing flexibility and enable agile manufacturing for the Computer Numerical Control (CNC) and General Motion Control (GMC)markets.

     In May 2001, the Company acquired an engine manufacturing facility in the Czech Republic for $14.9 million. This transaction was accounted for as an asset purchase. The results of operations for this facility since the acquisition are included in the Company's statement of consolidated income.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been net cash provided by operations, however, as noted above, to partially finance the acquisition of FASCO, the Company borrowed $325 million on December 30, 2002. For the year ended 2002, operating activities generated cash flows of $131.5 million, compared to $173.0 million in 2001. This decrease resulted primarily from higher working capital requirements offset by higher operating results.

     Capital expenditures for 2002 amounted to $73.9 million compared to $65.4 million in 2001. Approximately $41.3 million was spent on capacity enhancements, new product capabilities and routine upgrades in the Brazilian, French and Indian compressor facilities. Approximately $5.3 million was spent primarily on facility improvement and upgrades in the North American Compressor Operations. Engine operations capital expenditures were approximately $23 million, $17.8 million of which were spent on facilities, capacity expansion and new product capabilities in Brazil and the Czech Republic.

     Net cash provided by financing activities amounted to $353.8 million in 2002 compared to a net cash use of $37.0 million in 2001. Proceeds from borrowings net of debt repayments in 2002 amounted to $377.5 million compared to $4.9 million in 2001. The Company paid dividends of $23.7 million and $23.8 million in 2002 and 2001, respectively. During 2001, the Company repurchased 8,500 shares of Class A stock at a cost of $0.4 million and 392,400 shares of Class B stock at a cost of $17.7 million. There were no stock repurchases during 2002.

     The Company continued to preserve its strong liquid financial position by maintaining a cash and cash equivalent balance of $333.1 million at December 31, 2002, compared to $317.6 million at the end of 2001. Working capital was $503.7 million at December 31, 2002 compared to $605.7 million at December 31, 2001. The ratio of current assets to current liabilities was 2.1 in 2002 and 3.4 in 2001.

RESTRUCTURING ACTIONS

     As discussed under "Nonrecurring Items", the Company has undertaken several restructuring actions during 2000 through 2002 to improve the overall competitiveness of the Company. These actions were intended to lower the Company's overall operating costs and to eliminate non-productive capacity.

     During the first quarter of 2002 the Company recorded a charge of $4.5 million ($2.8 million net of tax or $0.15 per share) in the Compressor business related to the relocation of additional rotary compressor lines from the Tupelo, Mississippi plant to Brazil. The charge was primarily for the write-off of certain equipment that is not useable in Brazil.

     During the fourth quarter of 2002 the Company recorded a charge of $4.1 million ($2.6 million net of tax or $0.14 per share) in the Engine & Power Train business. The charge related to the relocation of certain component part manufacturing operations from several facilities in the United States to the Czech Republic and the discontinuation of production activities at its Grafton, Wisconsin facility. The charge was primarily for the write-down of excess fixed assets and relocation costs.

     During the third quarter of 2001 the Company offered an early retirement incentive plan to eligible Corporate, North American Compressor Group and Engine & Power Train Group employees. Two hundred fifty (250) employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. The cost of providing the pension and healthcare benefits associated with this plan amounted to $29.3 million ($18.9 million net of tax) and was recorded as a nonrecurring charge in the third quarter. Ongoing cost savings from this action are estimated to be in a range of $10 to $12 million annually.

     The fourth quarter 2001 charge of $6.1 million ($3.9 million net of tax, or $.21 per share) in the Engine & Power Train business related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic.

     In the first quarter of 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million net of tax) related to the restructuring and realignment of its compressor manufacturing operations, both domestically and internationally. The charges consisted primarily of plant closing costs including employee termination liabilities, plant decommissioning expenses, the write-off, removal, and storage of obsolete equipment, a workforce reduction charge at the Indian compressor operations, and an asset impairment charge. Included in the $33.5 million charge were cash items of approximately $15.8 million that will be paid from Company funds, and $2.9 million that will be paid from pension plan assets. The balance of $14.8 million was comprised of non-cash items, principally the write down or impairment of long-lived assets.

PROJECTED CASH REQUIREMENTS

     Capital expenditures for 2003 are projected to be slightly above 2002 levels, however, this includes projected capital expenditures for FASCO, which was not part of the consolidated Company during 2002. Approximately two thirds (2/3) of the budgeted capital spending is planned for foreign operations to expand product offerings. Additional spending may be required for acquisitions or investments in joint ventures or partnering arrangements should such opportunities be pursued.

     Working capital requirements, planned capital investment, capacity consolidation, and restructuring costs for 2003 are expected to be financed primarily through internally available funds, supplemented, if necessary, by borrowings and other sources of external financing.

LONG-TERM LIQUIDITY

     The Company anticipates that it will be able to continue to fund its long-term liquidity requirements, including capital expenditures and working capital needs, from internally generated funds, supplemented by borrowings and other financing arrangements as required. The Company maintains a $125 million revolving credit facility, which is available for general corporate purposes. At December 31, 2002 the Company had borrowed $75 million against this line on a short-term basis to fund the acquisition of FASCO. The Company completed a private placement of $300 million of long-term senior notes with an average maturity of 6 years and a final maturity of 8 years on March 5, 2003. Proceeds from the new notes were used to repay the $250 million in bridge financing and to repay a portion of the amount borrowed against the revolving credit facility.

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

INTERNATIONAL OPERATIONS

     As of December 31, 2002, and excluding amounts related to FASCO, approximately 44% of the Company's consolidated net sales and 37% of the Company's total assets were outside of North America, primarily in Brazil, France, Italy, India and the Czech Republic. Including FASCO, 29% of the Company's total assets were outside North America, with additional non-North American locations including Australia and Thailand. Management believes that international operations have been, and will continue to be, a significant benefit to overall Company performance. However, the Company's international operations are subject to a number of risks inherent with operating abroad, including, but not limited to, world economic conditions, political instability and currency rate fluctuations. There can be no assurance that these risks will not have a material adverse impact on the Company's foreign or consolidated net sales, or on its results of operations or financial condition. For further information, see Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" below.

IMPACT OF FOREIGN CURRENCIES

     Changes in the value of foreign currencies in relation to the U.S. dollar can affect both reported results and the competitiveness of goods produced for export in countries like Brazil. While the Company does hedge some of its short-term forecasted transactions denominated in foreign currencies, the effects of these contracts were not significant in 2002 or 2001. Alternatively, the Company does not generally hedge its net investment in its foreign subsidiaries. During 2002, the U.S. dollar weakened against most currencies where the Company has operations, with the exception of the Brazilian Real which devalued 53% against the U.S dollar during the year. As a result, the Company's investments in its foreign net assets declined in U.S. dollar value by $26.1 million. Under applicable accounting standards, translation adjustments relating to the Company's investments in foreign affiliates are reflected in other comprehensive income (part of stockholders' equity) in the period in which they arise.

ENVIRONMENTAL

     As discussed under "Business -- Engine & Power Train
Products -- Environmental Standards", the Company's engines are subject to increasingly stringent emission and noise standards. In addition, as discussed under "Business -- Compressor Products -- Regulatory Requirements", the Company is subject to evolving and sometimes conflicting environmental regulations and regulatory requirements governing the types of refrigerants used in refrigeration and air conditioning products.

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

     At December 31, 2002 and 2001 the Company had accrued $36.3 million and $36.1 million, respectively for environmental remediation, including $29.2 and $28.7 million, respectively relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements. For further information on environmental matters, see Item 3, "Legal Proceedings".

NEW ACCOUNTING STANDARDS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001, the net book value of the Company's goodwill was $45.1 million. However, as required by the Statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million ($3.1 million net of tax) was written-off and recognized as a cumulative effect from an accounting change. The net book value of the Company's goodwill at December 31, 2002, was $270.3 million, and included $223.2 million of goodwill recorded in connection with the FASCO acquisition. Amortization of goodwill amounted to approximately $1.5 million for the twelve months ended December 31, 2001.

     On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement, which superseded SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. There was no material effect on the results of operations or financial position as a result of adopting this standard. The nonrecurring items recorded in the first and fourth quarters were determined in accordance with the provisions of SFAS No. 144.

     In June 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit". In particular, the new standard applies to involuntary work force reductions and the costs to consolidate facilities. The statement mostly addresses when such costs can be accrued and generally delays recognition versus current practice by providing that liabilities must be actually incurred and not just planned. The standard is effective for actions occurring after December 31, 2002. To the extent that the Company takes such actions in 2003, SFAS No. 146 will be applied.

     The FASB also issued other standards during 2002, including SFAS No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosure an amendment to SFAS No. 123". The Company does not employ the type of stock-based compensation covered by SFAS No. 148 and does not believe that it or any of these other standards will have an effect on the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Management bases its estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Management continually evaluates the information used to make these estimates as our business and the economic environment change. The use of estimates is pervasive throughout the Company's financial statements, but the accounting policies and estimates Management considers most critical are as follows:

  Impairment of Long-Lived Assets

     It is the Company's policy to review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes losses relating to the impairment of long-lived assets when the future undiscounted cash flows are less than the asset's carrying value. Assumptions and estimates used in the evaluation of impairment, including current and future economic trends, the effects of new technologies and foreign currency movements are subject to a high degree of judgment and complexity. Changes in the assumptions and estimates may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.

  Goodwill and Intangibles

     Purchase accounting requires accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. On December 30, 2002 the Company acquired FASCO for $396.6 million, recognizing $223.2 million in goodwill and $55 million in intangibles with lives ranging from 2 years to indefinite lives. These values are based upon preliminary estimates of the fair market values of the tangible and intangible assets and liabilities of FASCO at the date of acquisition. These estimates will be adjusted upon completion of professional asset appraisals.

     In addition, the Company has additional amounts of goodwill and intangible assets recorded from previous acquisitions. These assets, and those recorded in conjunction with the FASCO acquisition, are subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. With respect to goodwill, impairment is tested in accordance with SFAS No. 142, "Goodwill and Other Intangibles" by comparison of the carrying value of the reporting unit to its fair value. As there is not a quoted price for the Company's reporting units, fair value is estimated based upon a present value technique of estimated future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in the assumptions and estimates may affect the carrying value of goodwill and could result in additional impairment charges in future periods. Intangible assets other than goodwill are also subject to periodic evaluation for impairment and are equally sensitive to changes in the underlying assumptions and estimates.

  Accrued and Contingent Liabilities

     The Company has established reserves for environmental and legal contingencies in accordance with SFAS No. 5. A significant amount of judgment and use of estimates is required to quantify the Company's ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that the Company is properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While management believes that the current level of reserves is adequate, changes in the future could impact these determinations. For additional information on environmental liabilities, see Note 8 to the Financial Statements.

  Employee Related Benefits

     Accounting for pensions and other postretirement benefits involves several assumptions relating to expected rates of return on plan assets, determination of discount rates for remeasuring plan obligations, determination of inflation rates regarding compensation levels and health care cost projections. The Company develops its demographics and utilizes the work of actuaries to assist with the measurement of employee related obligations. The assumptions used vary from year-to-year, which will affect future results of operations. Any differences among these assumptions and the Company's actual return on assets, financial market-based discount rates, and the level of cost sharing provisions will also impact future results of operations.

OUTLOOK

     Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included above.

     The Company does not expect 2003 worldwide market conditions in its Compressor and Engine Businesses to be much improved over 2002. Conditions in these markets will continue to suffer from over-capacity and deflationary pricing. However, actions to improve profitability in these segments, as well as the addition of FASCO should improve overall Company earnings in 2003, excluding any restructuring charges, if cost reduction efforts are sustained.

     Full year 2003 results in the Compressor segment are expected to continue to improve, as they did in 2002, as a result of past actions to consolidate operations in the U.S. and move production to low-cost locations like India and Brazil. In addition, the Group will be looking at ways to revitalize U.S. operations by reversing the negative growth pattern demonstrated over the past several years. Until this can be accomplished, the Group's reliance on Brazilian operations for growth and profitability will represent a significant concentration of risk. Profits from the Brazilian and Indian compressor operations are expected to grow in 2003 as a result of their additional productive capacities.

     Results in the Engine Group are expected to deteriorate before they improve. The restructuring actions recognized in the fourth quarter only represent an initial step in correcting the overall cost structure of the Group and further actions are expected in 2003 as the new engine component operations in Brazil commence and further restructuring actions are defined and implemented. While improvements are not materializing as quickly as desired, the slower approach has the benefit of not compromising the supply of quality product to our customers.

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

     The Company uses contemporary credit review procedures to approve customer credit. Customer accounts are actively monitored and collection efforts are pursued within normal industry practice. Management believes that concentrations of credit risk with respect to receivables are somewhat limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. However, in the Engine & Power Train Group, the manufacture of small gasoline engine-powered lawn and garden equipment is dominated, to a large extent, by three manufacturers. The Company sells to all three of these manufacturers and, as a result, a significant portion of the Group's open accounts receivable at any time is comprised of amounts due from these three manufacturers.

     A portion of export accounts receivable of the Company's Brazilian subsidiary is sold at a discount. Discounted receivable balances in the Brazilian subsidiary at December 31, 2002 and 2001 were $41.2 and $15.5 million, respectively, and the discount rate was 4.9% in 2002 and 4.8% in 2001. The Company maintains an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.

     Interest Rate Risk -- The Company is subject to minimal interest rate risk in relation to variable rate, long-term Industrial Development Revenue Bonds and to short-term variable rate borrowings used by our foreign subsidiaries to manage their working capital needs. The Company's interim financing of the FASCO acquisition was subject to variable interest rates, however, these borrowings were refinanced on March 5, 2003 with fixed rate debt. The Company is also subject to interest rate risk relating to interest earned on its short-term funds invested.

     Commodity Price Risk -- The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Company policy allows local management to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. The Company's practice has been to accept delivery of the commodities and consume them in manufacturing activities. At December 31, 2002 and 2001, the Company held a total notional value of $14.6 and $25.8 million, respectively, in commodity forward purchasing contracts. The majority of these contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. However, commodity contracts at the Company's French compressor subsidiary are essentially derivative financial instruments designed to hedge the fluctuation in commodity pricing and, as such, are subject to the provisions of SFAS No. 133.

     Foreign Currency Exchange Risk -- The Company is subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows local management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At December 31, 2002 and 2001, the Company held foreign currency forward contracts with a total notional value of $4.9 and $15.0 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Management........................................    26
Report of Independent Accountants...........................    27
Financial Statements
  Consolidated Statements of Income for the years ended
     December 31, 2002, 2001 and 2000.......................    28
  Consolidated Balance Sheets at December 31, 2002 and
     2001...................................................    29
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000.......................    30
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2002, 2001 and 2000...........    31
  Notes to Consolidated Financial Statements................    32

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

Todd W. Herrick
Chairman of the Board of Directors,
President and Chief Executive Officer

David W. Kay
Vice President, Treasurer and
Chief Financial Officer

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Shareholders and Board of Directors of Tecumseh Products Company

     We have audited the accompanying consolidated balance sheets of Tecumseh Products Company and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tecumseh Products Company and Subsidiaries at December 31, 2002 and 2001 and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", effective January 1, 2002.

Ciulla, Smith & Dale, LLP
Certified Public Accountants

January 31, 2003
Southfield, Michigan

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                               (DOLLARS IN MILLIONS EXCEPT PER SHARE
                                                                               DATA)
Net sales...................................................    $1,343.8      $1,398.9      $1,649.9
  Cost of sales and operating expenses......................     1,141.6       1,207.2       1,411.4
  Selling and administrative expenses.......................       117.4         112.1         118.3
  Nonrecurring items........................................        10.3          35.4          33.5
                                                                --------      --------      --------
Operating income............................................        74.5          44.2          86.7
  Interest expense..........................................        (5.8)         (4.1)         (6.7)
  Interest income and other, net............................        15.1          20.3          27.9
                                                                --------      --------      --------
Income before taxes and cumulative effect of change in
  accounting principle......................................        83.8          60.4         107.9
  Taxes on income...........................................        29.7          17.6          41.8
                                                                --------      --------      --------
Income before cumulative effect of accounting change........        54.1          42.8          66.1
Cumulative effect of accounting change for goodwill, net of
  tax.......................................................        (3.1)           --            --
                                                                --------      --------      --------
Net Income..................................................    $   51.0      $   42.8      $   66.1
                                                                --------      --------      --------
Basic and diluted earnings per share
  Income before cumulative effect of accounting change......    $   2.93      $   2.30      $   3.44
  Change in accounting for goodwill.........................       (0.17)           --            --
                                                                --------      --------      --------
  Net income................................................    $   2.76      $   2.30      $   3.44
                                                                ========      ========      ========

    The accompany notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  333.1    $  317.6
  Accounts receivable, trade, less allowance for doubtful
    accounts of $9.2 million in 2002 and $7.7 million in
    2001....................................................     242.4       207.1
  Inventories...............................................     304.0       261.9
  Deferred and recoverable income taxes.....................      51.4        58.0
  Other current assets......................................      24.2        14.9
                                                              --------    --------
      Total current assets..................................     955.1       859.5
                                                              --------    --------
Property, Plant, and Equipment, at cost:
  Land and land improvements................................      28.6        18.7
  Buildings.................................................     219.6       170.1
  Machinery and equipment...................................     961.4       760.0
  Assets in process.........................................      51.5        44.2
                                                              --------    --------
                                                               1,261.1       993.0
  Less, accumulated depreciation............................     690.6       561.1
                                                              --------    --------
      Property, plant and equipment, net....................     570.5       431.9
                                                              --------    --------
Goodwill....................................................     270.3        45.1
Deferred income taxes.......................................      32.2        29.7
Prepaid pension expense.....................................     162.8       137.3
Other assets................................................      72.1        16.3
                                                              --------    --------
      Total assets..........................................  $2,063.0    $1,519.8
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade...................................  $  172.6    $  101.3
  Income taxes payable......................................       8.6         4.2
  Short-term borrowings.....................................     112.6        11.6
  Accrued liabilities:
    Employee compensation...................................      37.8        29.0
    Product warranty and self-insured risks.................      51.7        56.7
    Other...................................................      68.1        51.0
                                                              --------    --------
      Total current liabilities.............................     451.4       253.8
Long-term debt..............................................     298.2        13.7
Deferred income taxes.......................................      33.6         3.0
Other postretirement benefit liabilities....................     217.3       203.0
Product warranty and self-insured risks.....................      21.3        23.9
Accrual for environmental matters...........................      29.5        29.4
Pension liabilities.........................................      32.8        15.3
                                                              --------    --------
      Total liabilities.....................................   1,084.1       542.1
                                                              --------    --------
Stockholders' Equity
  Class A common stock, $1 par value; authorized 75,000,000
    shares; issued 13,401,938 shares in 2002 and 2001.......      13.4        13.4
  Class B common stock, $1 par value; authorized 25,000,000
    shares; issued 5,077,746 shares in 2002 and 2001........       5.1         5.1
  Retained earnings.........................................   1,078.9     1,051.5
  Accumulated other comprehensive income (loss).............    (118.5)      (92.3)
                                                              --------    --------
      Total stockholders' equity............................     978.9       977.7
                                                              --------    --------
      Total liabilities and stockholders' equity............  $2,063.0    $1,519.8
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                               2002      2001     2000
                                                              -------   ------   ------
                                                                (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities:
  Net income before cumulative effect of change in
     accounting principle...................................  $  54.1   $ 42.8   $ 66.1
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization........................     65.1     72.0     71.2
       Nonrecurring items...................................     10.3     35.4     33.5
       Accounts receivable..................................     18.4     52.7     (5.8)
       Inventories..........................................    (13.8)     8.7    (14.9)
       Payables and accrued expenses........................     20.0    (23.6)    20.2
       Prepaid pension expense..............................    (25.5)   (31.4)   (25.3)
       Other................................................      2.9     16.4    (11.0)
                                                              -------   ------   ------
          Cash Provided By Operating Activities.............    131.5    173.0    134.0
                                                              -------   ------   ------
Cash Flows from Investing Activities:
  Business acquisitions, net of cash acquired...............   (392.9)   (13.4)      --
  Capital expenditures......................................    (73.9)   (65.4)   (64.0)
                                                              -------   ------   ------
          Cash Used In Investing Activities.................   (466.8)   (78.8)   (64.0)
                                                              -------   ------   ------
Cash Flows from Financing Activities:
  Dividends paid............................................    (23.7)   (23.8)   (24.5)
  Proceeds from borrowings..................................    379.1      5.3      1.2
  Repayments of borrowings..................................     (1.6)    (0.4)    (3.4)
  Repurchases of common stock...............................       --    (18.1)   (39.6)
                                                              -------   ------   ------
          Cash Provided by (Used in) Financing Activities...    353.8    (37.0)   (66.3)
                                                              -------   ------   ------
Effect of Exchange Rate Changes on Cash.....................     (3.0)    (7.8)    (6.0)
                                                              -------   ------   ------
  Increase (Decrease) In Cash and Cash Equivalents..........     15.5     49.4     (2.3)
Cash and Cash Equivalents:
          Beginning of Period...............................    317.6    268.2    270.5
                                                              -------   ------   ------
          End of Period.....................................  $ 333.1   $317.6   $268.2
                                                              =======   ======   ======

    The accompany notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ACCUMULATED
                                                                                OTHER           TOTAL
                                     CLASS A        CLASS B      RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                   $1 PAR VALUE   $1 PAR VALUE   EARNINGS   INCOME/(LOSS)      EQUITY
                                   ------------   ------------   --------   -------------   -------------
                                                           (DOLLARS IN MILLIONS)
BALANCE, DECEMBER 31, 1999.......     $14.3          $ 5.5       $1,047.3      $ (52.9)       $1,014.2
COMPREHENSIVE INCOME:
Net income.......................                                    66.1                         66.1
Minimum pension liability (net of
  tax of $0.1)...................                                                  0.5             0.5
Gain (loss) on derivatives (net
  of tax benefit of $0.2)........                                                 (0.3)           (0.3)
Translation adjustments (net of
  tax benefit of $7.5)...........                                                (21.0)          (21.0)
                                                                                              --------
     TOTAL COMPREHENSIVE
       INCOME....................                                                                 45.3
Cash dividends...................                                   (24.5)                       (24.5)
Stock repurchase.................      (0.9)                        (38.7)                       (39.6)
                                      -----          -----       --------      -------        --------
BALANCE, DECEMBER 31, 2000.......      13.4            5.5        1,050.2        (73.7)          995.4
COMPREHENSIVE INCOME:
Net income.......................                                    42.8                         42.8
Minimum pension liability (net of
  tax of $0.5)...................                                                  0.4             0.4
Gain (loss) on derivatives (net
  of tax of $0.2)................                                                  0.3             0.3
Translation adjustments (net of
  tax benefit of $11.0)..........                                                (19.3)          (19.3)
                                                                                              --------
     TOTAL COMPREHENSIVE
       INCOME....................                                                                 24.2
Cash dividends...................                                   (23.8)                       (23.8)
Stock repurchase.................                     (0.4)         (17.7)                       (18.1)
                                      -----          -----       --------      -------        --------
BALANCE, DECEMBER 31, 2001.......      13.4            5.1        1,051.5        (92.3)          977.7
COMPREHENSIVE INCOME:
Net income.......................                                    51.0                         51.0
Minimum pension liability........                                                 (0.1)           (0.1)
Translation adjustments (net of
  tax benefit of $13.7)..........                                                (26.1)          (26.1)
                                                                                              --------
     TOTAL COMPREHENSIVE
       INCOME....................                                                                 24.8
Cash dividends...................                                   (23.6)                       (23.6)
                                      -----          -----       --------      -------        --------
BALANCE, DECEMBER 31, 2002.......     $13.4          $ 5.1       $1,078.9      $(118.5)       $  978.9
                                      =====          =====       ========      =======        ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

NOTE 1.  ACCOUNTING POLICIES

     Business Description -- Tecumseh Products Company (the "Company") is a full line, independent global manufacturer of hermetic compressors for residential and commercial refrigerators, freezers, water coolers, dehumidifiers, window air conditioning units and residential and commercial central system air conditioners and heat pumps; gasoline engines and power trains for lawn mowers, lawn and garden tractors, garden tillers, string trimmers, snow throwers, industrial and agricultural applications and recreational vehicles; and centrifugal pumps, sump pumps and small submersible pumps for industrial, commercial marine and agricultural applications.

     On December 30, 2002, the Company acquired FASCO, a leading manufacturer of electric motors and components, including AC and DC motors, blowers, gear motors and linear actuators, for a wide variety of industrial and consumer applications across a broad range of industries.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investments in unconsolidated affiliates are generally accounted for on the equity basis. All significant intercompany transactions and balances have been eliminated.

     Foreign Currency Translation -- All of the Company's foreign subsidiaries use the local currency of the country of operation as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates while revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in other comprehensive income or loss, a component of stockholders' equity. Realized foreign currency transaction gains and losses are included in current income and amounted to a net gain of $5.2 million in 2002. Amounts realized in 2001 and 2000 were not significant.

     Cash Equivalents -- Cash equivalents consist of commercial paper and other short-term investments that are readily convertible into cash.

     Inventories -- Inventories are valued at the lower of cost or market, generally on the first-in, first-out basis.

     Property, Plant and Equipment -- Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. For financial statement purposes, depreciation is determined using the straight-line method at rates based upon the estimated useful lives of the assets. Depreciation expense was $64.9, $70.5, and $69.3 million in 2002, 2001 and 2000, respectively.

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement, which supersedes SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The nonrecurring items in 2002 include $7.2 million for the impairment of unusable assets determined in accordance with the provisions of SFAS No. 144.

     Goodwill and Intangible Assets -- Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other intangible assets continue to be amortized over their estimated useful lives. Accumulated amortization of goodwill and intangibles was $29.9 and $25.1 million at December 31, 2002 and 2001, respectively. The Company tested goodwill for impairment at the date of adoption and found that goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million ($3.1 million net of tax) was written-off and recognized as a cumulative effect from an accounting change. At December 31, 2002 the Company's goodwill associated with its three reportable business segments was $39.9 million for Compressor Products, $2.1 million for Engine & Power Train Products, and $5.1 million for Pump Products. As more fully explained in Note 13, The Company acquired FASCO on December 30, 2002. This acquisition was accounted for as a purchase following the accounting standards established under

SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Goodwill associated with the FASCO purchase was preliminarily estimated to be $223.2 million. The final value of goodwill recorded at December 31, 2002 is subject to adjustment as third party valuations are completed. The Company recognized goodwill amortization of $1.5 and $1.7 million in 2002 and 2001, respectively. Net earnings for the years ended December 31, 2001 and 2000, excluding goodwill amortization, would have been $43.8 million and $67.2 million, respectively. The Company's accounting policy for goodwill prior to January 1, 2002 was to amortize goodwill over its estimated useful life, principally over a forty-year period.

     Intangible assets associated with the FASCO purchase were preliminarily estimated to be $55 million consisting of $35 million in intangible assets subject to amortization and $20 million in intangibles with indefinite useful lives. The final value of intangible assets associated with the FASCO purchase is subject to adjustment as third party valuations are completed. Intangible assets are included with Other assets on the Consolidated Balance Sheet.

     Revenue Recognition -- Revenues from the sale of the Company's products are recognized upon passage of title to the customer, which, in most cases, coincides with shipment of the products.

     Derivative Financial Instruments -- Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates. The Company, from time to time, enters into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. The premium or discount on the contracts is amortized over the life of the contract. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not hold derivative financial instruments for trading purposes. See Note 10 for discussion of adoption of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

     Product Warranty -- Provision is made for the estimated cost of maintaining product warranties at the time the product is sold.

     Self-Insured Risks -- Provision is made for the estimated costs of known and anticipated claims under the deductible portions of the Company's health, liability and workers' compensation insurance programs. In addition, provision is made for the estimated cost of post-employment benefits.

     Environmental Expenditures -- Expenditures for environmental safekeeping are expensed or capitalized as appropriate. Costs associated with remediation activities are expensed. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated and are not discounted or reduced for possible recoveries from insurance carriers.

     Earnings Per Share -- Basic and diluted earnings per share are equivalent. Earnings per share are computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations was 18,479,684 in 2002, 18,607,249 in 2001, and 19,218,065 in 2000.

     Research, Development and Testing Expenses -- Company sponsored research, development and testing expenses related to present and future products are expensed as incurred and were $30.8, $27.6, and $28.1 million in 2002, 2001 and 2000, respectively.

     Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts during the reporting period and at the date of the financial statements. Significant estimates include accruals for product warranty, self-insured risks, pension and postretirement benefit obligations and environmental matters, as well as the evaluation of goodwill and long-lived asset impairment. Actual results could differ materially from those estimates.

NOTE 2.  COMPREHENSIVE INCOME

     Accumulated other comprehensive income or loss is shown in the Consolidated Statements of Stockholders' Equity and includes the following:

                                                               2002      2001
                                                              -------   ------
Foreign currency translation adjustments (net of tax of
  $63.1 million in 2002 and $49.6 million in 2001)..........  $(117.8)  $(91.7)
Minimum pension liability adjustments (net of tax of $0.4
  million in 2002 and 2001).................................     (0.7)    (0.6)
                                                              -------   ------
                                                              $(118.5)  $(92.3)
                                                              =======   ======

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

     The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and funded status for 2002 and 2001:

                                                         PENSION            OTHER
                                                     ---------------   ---------------
                                                      2002     2001     2002     2001
                                                     ------   ------   ------   ------
RECONCILIATION OF BENEFIT OBLIGATION
Benefit obligation at beginning of period..........  $302.4   $270.3   $168.4   $142.5
  Service cost.....................................     5.2      6.3      4.7      4.6
  Interest cost....................................    21.2     18.3     11.9      9.7
  Amendments.......................................     0.7       --       --       --
  Actuarial (gain) loss............................    (1.3)    11.3       .2      6.7
  Acquired with FASCO..............................    39.9       --     10.6       --
  Curtailment loss.................................      --     18.0       --     11.3
  Benefit payments.................................   (17.3)   (21.8)    (7.4)    (6.4)
                                                     ------   ------   ------   ------
Benefit obligation at measurement date.............  $350.8   $302.4   $188.4   $168.4
                                                     ======   ======   ======   ======
RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value at beginning of period..................  $567.4   $605.0
  Actual return on plan assets.....................    (9.1)   (15.8)
  Acquired with FASCO..............................    24.8       --
  Employer contributions...........................     0.2       --
  Benefit payments.................................   (17.3)   (21.8)
                                                     ------   ------
Fair value at measurement date.....................  $566.0   $567.4
                                                     ======   ======

     The following table provides the funded status of the plans for 2002 and 2001:

                                                      PENSION              OTHER
                                                  ----------------   -----------------
                                                   2002     2001      2002      2001
                                                  ------   -------   -------   -------
FUNDED STATUS
Funded status at measurement date...............  $230.2   $ 264.9   $(177.8)  $(168.4)
  Unrecognized transition (asset) obligation....    (1.8)     (3.9)       --        --
  Unrecognized prior service cost...............     9.6      10.3      (6.4)     (7.7)
  Unrecognized (gain)...........................   (72.2)   (134.0)    (29.1)    (33.0)
  IRC sec.420 asset transfer....................    (3.0)       --        --        --
  Acquired with FASCO...........................   (15.1)       --     (10.6)       --
                                                  ------   -------   -------   -------
  Net amount recognized.........................  $147.7   $ 137.3   $(223.9)  $(209.1)
                                                  ------   -------   -------   -------
TOTAL RECOGNIZED AMOUNTS IN THE BALANCE SHEETS
  CONSIST OF:
  Prepaid benefit cost..........................  $162.8   $ 137.3
  Accrued pension cost..........................   (15.1)       --
                                                  ------   -------
Net amount recognized...........................  $147.7   $ 137.3
                                                  ======   =======
FOR PLANS NOT FULLY FUNDED:
  Accumulated benefit obligation................  $ 35.1   $   1.4
  Plan assets...................................    24.8        --

     The following tables provide the components of net periodic benefit (income) cost for 2002, 2001 and 2000:

                                                              2002     2001     2000
                                                             ------   ------   ------
PENSION BENEFITS
  Service cost.............................................  $  5.2   $  6.3   $  6.6
  Interest cost............................................    21.2     18.3     18.8
  Expected return on plan assets...........................   (45.0)   (43.1)   (40.6)
  Amortization of net (gain)...............................    (9.8)   (12.9)    (9.9)
  Curtailment loss.........................................      --     18.0       --
                                                             ------   ------   ------
  Net periodic benefit (income)............................  $(28.4)  $(13.4)  $(25.1)
                                                             ======   ======   ======
OTHER BENEFITS
  Service cost.............................................  $  4.7   $  4.6   $  4.6
  Interest cost............................................    11.9      9.7      9.1
  Curtailment loss.........................................      --     11.3       --
  Amortization of net (gain)...............................    (5.0)    (6.0)    (4.8)
                                                             ------   ------   ------
  Net periodic benefit cost................................  $ 11.6   $ 19.6   $  8.9
                                                             ======   ======   ======

     Assumptions used in measuring the benefit obligations were:

                                                          PENSION          OTHER
                                                       -------------   -------------
                                                       2002    2001    2002    2001
                                                       -----   -----   -----   -----
Discount rate........................................  6.75%   7.25%   6.75%   7.25%
Long-term rate of:
  Compensation increases.............................  5.00%   5.00%     N/A     N/A
  Return on plan assets..............................  6.75%   7.50%     N/A     N/A

     For measurement purposes an 8.38% annual rate of increase in the cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease each year to a rate of 5.25% for 2008 and remain at that rate thereafter.

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

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                               +1%     -1%
                                                              -----   ------
Accumulated postretirement benefit obligation...............  $26.3   $(22.1)
Net postretirement benefit cost.............................    2.4     (2.3)

     The Company's foreign subsidiaries provide for defined benefits that are generally based on earnings at retirement date and years of credited service. The combined expense for these unfunded plans was $2.6, $3.0 and $2.9 million in 2002, 2001, and 2000, respectively. The net liability recorded in the consolidated balance sheet was $17.7 and $14.6 million for 2002 and 2001, respectively. Tecumseh Europe, S.A. has a minimum pension liability of $1.1 million $(0.7 million net of tax effects) which is recognized in accumulated other comprehensive income.

     The Company has defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $2.5, $2.9 and $3.9 million in 2002, 2001 and 2000, respectively.

NOTE 4.  INCOME TAXES

     Consolidated income before taxes consists of the following:

                                                              2002    2001     2000
                                                              -----   -----   ------
United States...............................................  $22.6   $15.9   $ 56.9
Foreign.....................................................   56.5    44.5     51.0
                                                              -----   -----   ------
                                                              $79.1   $60.4   $107.9
                                                              =====   =====   ======

     Provision for income taxes consists of the following:

                                                              2002     2001    2000
                                                              -----   ------   -----
Current:
  U.S. federal..............................................  $(3.2)  $(22.2)  $16.4
  State and local...........................................    1.2     (0.7)    2.2
  Foreign income and withholding taxes......................   22.0     15.6    20.7
                                                              -----   ------   -----
                                                               20.0     (7.3)   39.3
                                                              -----   ------   -----
Deferred:
  U.S. federal..............................................   11.4     25.7     3.1
  Foreign...................................................   (3.4)    (0.8)   (0.6)
                                                              -----   ------   -----
                                                                8.0     24.9     2.5
                                                              -----   ------   -----
Provision for income taxes..................................  $28.0   $ 17.6   $41.8
                                                              =====   ======   =====
Income tax provision includes the following:
Continuing operations.......................................  $29.7   $ 17.6   $41.8
Cumulative effect of accounting change......................   (1.7)      --      --
                                                              -----   ------   -----
                                                              $28.0   $ 17.6   $41.8
                                                              =====   ======   =====
Income taxes (refunded) paid................................  $10.1   $ (2.4)  $42.4
                                                              =====   ======   =====

     A reconciliation between the actual income tax expense provided and the income tax expense computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

                                                              2002    2001    2000
                                                              -----   -----   -----
Income taxes at U.S. statutory rate.........................  $27.7   $21.1   $37.8
Excess of foreign taxes over the U.S. statutory rate........    1.3     2.0     7.8
State and local income taxes................................    0.8    (0.4)    1.4
Tax benefits from Foreign Sales Corporation.................   (1.3)   (1.7)   (1.8)
Other.......................................................   (0.2)   (3.4)   (3.4)
                                                              -----   -----   -----
                                                              $28.3   $17.6   $41.8
                                                              =====   =====   =====

     Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                               2002     2001
                                                              ------   ------
Deferred tax assets:
  Other postretirement liabilities..........................  $ 82.6   $ 77.3
  Product warranty and self-insured risks...................    21.0     23.3
  Net operating loss carryforwards..........................     0.5      5.7
  Provision for environmental matters.......................    12.8     13.4
  Other accruals and miscellaneous..........................   105.3     85.0
                                                              ------   ------
                                                               222.2    204.7
  Valuation allowance.......................................    (3.2)    (3.2)
                                                              ------   ------
  Total deferred tax assets.................................   219.0    201.5
                                                              ------   ------
Deferred tax liabilities:
  Tax over book depreciation................................    62.1     33.3
  Pension...................................................    59.2     57.5
  Other.....................................................    47.7     39.8
                                                              ------   ------
  Total deferred tax liabilities............................   169.0    130.6
                                                              ------   ------
  Net deferred tax assets...................................  $ 50.0   $ 70.9
                                                              ======   ======

     The Company's share of accumulated unremitted earnings of foreign subsidiaries at December 31, 2002 and 2001 was $264.4 and $245.7 million, respectively.

     At December 31, 2002, the Company had net operating loss carryforwards attributable to foreign operations for income tax purposes of $1.1 million which expire from 2003 to 2007 if not offset against future taxable income.

NOTE 5.  INVENTORIES

     The components of inventories at December 31, were:

                                                               2002     2001
                                                              ------   ------
Raw materials and work in process...........................  $164.3   $137.1
Finished goods..............................................   123.5    108.3
Supplies....................................................    16.2     16.5
                                                              ------   ------
                                                              $304.0   $261.9
                                                              ======   ======

NOTE 6.  BUSINESS SEGMENT DATA

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has identified three reportable operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

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

     FASCO was acquired on December 30, 2002. Accordingly, none of FASCO's operating results are included in the Company's operating segment disclosures. FASCO's assets are disclosed on a separate line in the assets segment information as this acquisition will be the basis for forming a fourth reportable segment, "Electrical Components", in 2003.

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

INDUSTRY SEGMENT INFORMATION

                                                                2002       2001       2000
                                                              --------   --------   --------
External customer sales:
  Compressor Products.......................................  $  790.9   $  804.6   $  919.8
  Engine & Power Train Products.............................     432.3      480.9      612.8
  Pump Products.............................................     120.6      113.4      117.3
                                                              --------   --------   --------
       Total external customer sales........................  $1,343.8   $1,398.9   $1,649.9
                                                              ========   ========   ========
Operating income:
  Compressor Products.......................................  $   77.5   $   54.3   $   66.5
  Engine & Power Train Products.............................       1.4       20.0       46.8
  Pump Products.............................................      14.8       11.6       14.7
  Corporate and consolidating items.........................      (8.9)      (6.3)      (7.8)
  Nonrecurring items........................................     (10.3)     (35.4)     (33.5)
                                                              --------   --------   --------
       Total operating income...............................  $   74.5   $   44.2   $   86.7
                                                              ========   ========   ========
Reconciliation to income before taxes:
  Operating income..........................................  $   74.5   $   44.2   $   86.7
  Interest income, net......................................       9.3       16.2       21.2
                                                              --------   --------   --------
       Income before taxes..................................  $   83.8   $   60.4   $  107.9
                                                              ========   ========   ========
Assets:
  Compressor Products.......................................  $  533.0   $  575.2   $  612.1
  Engine & Power Train Products.............................     273.3      255.0      312.2
  Pump Products.............................................      58.7       58.0       61.6
  Corporate and consolidating items.........................     662.6      631.6      567.2
  FASCO.....................................................     535.4         --         --
                                                              --------   --------   --------
       Total assets.........................................  $2,063.0   $1,519.8   $1,553.1
                                                              ========   ========   ========
Capital expenditures:
  Compressor Products.......................................  $   47.0   $   53.1   $   43.4
  Engine & Power Train Products.............................      23.0       10.0       18.3
  Pump Products.............................................       0.6        1.6        1.9
  Corporate.................................................       3.3        0.7        0.4
                                                              --------   --------   --------
       Total capital expenditures...........................  $   73.9   $   65.4   $   64.0
                                                              ========   ========   ========
Depreciation and amortization:
  Compressor Products.......................................  $   41.7   $   49.4   $   50.1
  Engine & Power Train Products.............................      20.7       19.9       18.8
  Pump Products.............................................       1.8        1.7        1.7
  Corporate.................................................       0.9        1.0        0.6
                                                              --------   --------   --------
       Total depreciation and amortization..................  $   65.1   $   72.0   $   71.2
                                                              ========   ========   ========

GEOGRAPHIC SEGMENT INFORMATION

                                                              CUSTOMER SALES BY DESTINATION
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
North America
  United States.............................................  $  695.9   $  748.5   $  897.6
  Other North America.......................................      56.1       70.1       71.2
                                                              --------   --------   --------
Total North America.........................................     752.0      818.6      968.8
South America...............................................     116.7      134.8      161.7
Europe......................................................     259.8      247.0      270.6
Middle East and Asia........................................     215.3      198.5      248.8
                                                              --------   --------   --------
                                                              $1,343.8   $1,398.9   $1,649.9
                                                              ========   ========   ========

                                                               NET LONG-LIVED ASSETS
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
United States...............................................  $322.8   $265.5   $292.3
Brazil......................................................    97.9     76.7     70.4
Rest of world...............................................   149.8     89.7     82.0
                                                              ------   ------   ------
                                                              $570.5   $431.9   $444.7
                                                              ======   ======   ======

NOTE 7.  DEBT

                                                               2002    2001
                                                              ------   -----
Short-term borrowings consist of the following:
  Borrowings by foreign subsidiaries under revolving credit
     agreements, advances on export receivables and
     overdraft arrangements with banks used in the normal
     course of business; weighted average interest rate of
     5.5% in 2002 and 6.7% in 2001..........................  $ 35.6   $10.9
  Borrowings under a $125 million unsecured revolving credit facility with a consortium of banks, bearing interest
     at variable rates (2.16% at December 31, 2002) and
     maturing on December 30, 2005..........................    75.0      --
Current maturities of long-term debt........................     2.0     0.7
                                                              ------   -----
       Total short-term borrowings..........................  $112.6   $11.6
                                                              ======   =====
Long-term debt consists of the following:
  Unsecured borrowings, primarily with banks, by foreign
     subsidiaries with weighted average interest rate of
     6.6% and maturing in 2003 through 2012.................  $ 37.7   $ 1.2
  Unsecured bridge loan from a bank bearing interest at
     variable rates (2.06% at December 31, 2002) and
     maturing on June 30, 2003..............................   250.0      --
  Variable rate Industrial Development Revenue Bonds payable
     in quarterly installments from 2003 to 2021............    12.5    13.2
                                                              ------   -----
                                                               300.2    14.4
  Less current maturities of long-term debt.................     2.0     0.7
                                                              ------   -----
       Total long-term debt.................................  $298.2   $13.7
                                                              ======   =====

     On December 30, 2002, the Company acquired FASCO. The acquisition was financed with proceeds from $325 million in new bank borrowings and internal cash flows. Of $325 million in new borrowings, $250 million was from a six-month bridge loan and $75 million was from a new $125 million revolving credit facility. As the bridge loan was replaced with long-term Senior Notes on March 5, 2003, it has been presented as long-term debt in the December 31, 2002 balance sheet. These Notes have an effective interest rate of 4.66% over their average 6 year life. Under the revolving credit facility, the Company may select among various interest rate arrangements. The facility has a three-year term, which may be extended annually with the consent of the participating banks.

     Scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2002 are as follows:

2003........................................................  $  2.0
2004........................................................    36.0
2005........................................................     0.8
2006........................................................     0.9
2007 and thereafter.........................................   260.5
                                                              ------
                                                              $300.2
                                                              ======

     Interest paid was $4.4 million in 2002, $3.3 million in 2001, and $3.4 million in 2000.

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

     The EPA has indicated its intent to address the site in two phases, with the plant site and upper river constituting the first phase and the middle and lower river and harbor being the second phase. The Company anticipates entering into a Consent Decree concerning the performance of remedial design and remedial action for the plant site, the upper river and the flood plain soils, deferring for an unspecified period any action regarding Phase II. As part of these negotiations the Company has agreed to pay an additional $2.1 million in past response costs to the EPA.

     At December 31, 2002 and December 31, 2001, the Company had accrued $29.2 and $28.7 million, respectively, for estimated costs associated with the cleanup of this site. The actual cost will be governed by numerous factors including the requirements of the WDNR, and may be greater or lower than the amount accrued. These factors include the results of further investigations, the details of the remedial actions required by the EPA (in consultation with the WDNR), changes in remedial technologies, the extent of any natural resource damages, and the outcome of any related litigation. Other PRPs may contribute to the costs of any final remediation, and/or natural resource damage claims, regarding the middle and lower river and harbor portions of the Site.

     The Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

     The WDNR requested that the Company join it in a cooperative effort to investigate and clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the source area near its facility. The next phase of the cooperative effort is scheduled to occur in 2003 involving a stream segment downstream of the source area. The Company has provided for these costs. Although participation in a cooperative remedial effort after 2003 for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

     In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At December 31, 2002 and 2001, the Company had accrued $36.3 million and $36.1 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

NOTE 10.  FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 2002 and 2001:

                                                          2002                2001
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     AMOUNT    VALUE     AMOUNT    VALUE
                                                    --------   ------   --------   ------
Cash and cash equivalents.........................   $333.1    $333.1    $317.6    $317.6
Short-term borrowings.............................    110.6     110.6      10.9      10.9
Long-term debt....................................    300.2     300.2      14.4      14.4
Foreign currency contracts........................     (0.2)     (0.2)      0.3       0.4
Commodity contracts...............................       --       1.1        --      (0.5)

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

     The Company does not utilize financial instruments for trading or other speculative purposes. The Company generally does not hedge the net investment in its subsidiaries. All derivative financial instruments held at December 31, 2002 will mature within 6 months. All such instruments held at December 31, 2001 matured in 2002.

     Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS No. 133 resulted in an insignificant impact on reported earnings and an unrealized loss of $1.6 million net of tax, classified in accumulated other comprehensive income. By December 31, 2000, the Company had reclassified $1.3 million of this loss to earnings leaving a balance of $.3 million in other comprehensive income for its outstanding foreign currency cash flow hedge contracts. During 2001, the remaining $0.3 million was reclassified to earnings.

     The Company's derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are recognized on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. The Company's foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of the contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income. The Company's European subsidiaries had contracts for the sale of $0.2 million and $13.0 million at December 31, 2002 and 2001, respectively. The European subsidiaries had contracts for the purchase of $4.7 million and $2.0 million at December 31, 2002 and 2001, respectively.

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

     The Company discontinues hedge accounting prospectively when the derivative is (1) determined to be no longer effective in offsetting the fair value of the cash flows of a hedged item; (2) sold, terminated, or exercised; (3) undesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings. Any related gains or losses that were accumulated in other comprehensive income will be recognized immediately in cost of sales.

     The Company uses commodity forward purchasing contracts to help control the cost of commodities (copper and aluminum) used in the production of compressor motors and components and engines. Company policy allows local managers to contract commodity forwards for a limited percentage of raw material requirements up to one year in advance. These contracts are not recorded in the balance sheet as they do not require an initial cash outlay and do not represent a liability until delivery of the commodity. Commodity forwards outstanding at December 31, 2002 and 2001 were $14.6 and $25.8 million, respectively.

     A portion of export accounts receivable at the Company's Brazilian subsidiary are sold at a discount. Discounted Brazilian receivable balances at December 31, 2002 and 2001 were $41.2 and $15.5 million, respectively, and the discount rate was 4.9% in 2002 and 4.8% in 2001.

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

     A Shareholders' Rights Plan is in effect for each class of stock. These plans protect shareholders against unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders. The rights are not currently exercisable, but would become exercisable at an exercise price of $180 per share, subject to adjustment, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of Class B common stock. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the Class A and Class B common stock. The rights expire on August 25, 2009. As of December 31, 2002, 13,401,938 shares of Class A common stock and 5,077,746 shares of Class B common stock were reserved for future exercise under the plans.

NOTE 12.  NONRECURRING ITEMS

  2002

     Full year 2002 results were adversely impacted by $10.3 million ($6.6 million net of tax or $0.36 per share) in nonrecurring charges. During the fourth quarter, a charge of $5.8 million ($3.7 million net of tax or $0.20 per share) was recorded in the Engine & Power Train business. Included in the charge is $4.1 million for costs, mostly write-downs of fixed assets, associated with the relocation of engine component manufacturing, and the discontinuation of production activities at its Grafton, Wisconsin facility. Also included in the charge is $1.7 million for additional environmental clean up costs, primarily additional past response costs levied by the EPA for its Sheboygan, Wisconsin facility. During the first quarter, a charge of $4.5 million ($2.8 million net of tax or $0.15 per share) was recorded in the Compressor business. This charge was for costs, primarily the write-off of certain unusable equipment, related to the relocation of additional rotary compressor lines from the U.S. to Brazil.

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

  2000

     In 2000, the Company recorded $33.5 million in nonrecurring charges ($23.3 million net of tax) related to the restructuring and realignment of its domestic and international compressor manufacturing operations. Included in this charge was $15.5 million in severance pay and other employee related costs, $3.2 million in plant closing and exit costs, and $14.8 million in asset impairment charges for idled, unusable and/or underutilized equipment. As of December 31, 2002 this program was substantially complete.

     The $15.5 million charge for severance pay and other employee related costs involves the termination of approximately 895 employees due to the closing of the compressor manufacturing plant in Somerset, Kentucky and 600 employees in India caused by the transfer of production to a new facility. At December 31, 2002, this program was substantially complete.

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

NOTE 13.   BUSINESS ACQUISITIONS

     On December 30, 2002, the Company acquired the FASCO Motors Group from Invensys Plc for cash of $396.6 million and the assumption of approximately $14.5 million in debt. FASCO is a leading manufacturer in the U.S. of fractional horsepower motors. FASCO manufactures AC motors, DC motors, blowers, gear motors and linear actuators, all of which are used in a wide variety of applications within the HVAC, automotive, healthcare and appliance industries. The addition of FASCO will allow the Company to reach new customers and markets and enables the Company to deliver higher valued-added products and complete customer solutions in all of its business segments.

     The acquisition was financed with proceeds from $325 million in new bank borrowings and internal cash flows. Of $325 million in new borrowings, $250 million was from a six-month bridge loan and $75 million was from a new three-year $125 million revolving credit facility. As the bridge loan is expected to be replaced with permanent long-term financing, it has been presented as long-term debt in the December 31, 2002 balance sheet.

     The purchase price allocation has been prepared on a preliminary basis, and reasonable changes are expected as additional information becomes available. The following is a summary of the estimated values of the assets acquired and liabilities assumed as of the date of the acquisition:

Current assets..............................................   $110.4
Property, plant and equipment...............................    158.2
Intangible assets...........................................     55.0
Goodwill....................................................    223.2
                                                               ------
     Total assets acquired..................................   $546.8
                                                               ======
Current liabilities.........................................   $ 92.2
Other liabilities...........................................     53.7
Long-term debt..............................................      0.6
                                                               ------
     Total liabilities assumed..............................   $146.5
                                                               ======

     FASCO will be the basis for forming a fourth reportable segment, Electrical Components, in 2003. The goodwill of $223.2 will be included in that segment. None of the goodwill from the FASCO acquisition is deductible for tax purposes. The $55 million of intangible assets consists of $15 million for a two-year non-compete agreement, $20 million for trade names and trademarks with an estimated ten year life, and $20 million for various trade names and trademarks with indefinite lives.

     The final value of goodwill and the intangible assets are subject to adjustment as third party valuations are completed.

     The following unaudited pro forma financial information presents the results of operations as though the acquisition had been completed at the beginning of the respective periods.

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net Sales...................................................  $1,789.8   $1,865.6
Income before taxes and cumulative effect of accounting
  change....................................................     100.2       86.2
Net Income..................................................      59.6       53.0
Basic Earnings Per Share....................................  $   3.23   $   2.85

     The Company also expended $4.0 million in April 2002 for the acquisition of Manufacturing Data Systems, Inc., a supplier of Internet-enabled, open-architecture software motion control applications that increase manufacturing flexibility and enable agile manufacturing for the Computer Numerical Control (CNC) and General Motion Control (GMC) markets.

     In May 2001, the Company acquired an engine manufacturing facility in the Czech Republic for $14.9 million. This transaction was accounted for as an asset purchase. The results of operations for this facility since the acquisition are included in the Company's statement of consolidated income.

NOTE 14.  QUARTERLY FINANCIAL DATA

                                                                QUARTER
                                                   ---------------------------------
                                                   FIRST    SECOND   THIRD    FOURTH    TOTAL
                                                   ------   ------   ------   ------   --------
2002
  Net sales......................................  $333.4   $395.3   $310.9   $304.2   $1,343.8
  Gross profit...................................    36.8     66.4     49.8     38.9      191.9
  Income before cumulative effect of accounting
     change......................................     7.2     23.4     14.2      9.3       54.1
  Net income.....................................     4.1     23.4     14.2      9.3       51.0
                                                   ======   ======   ======   ======   ========
  Basic and diluted earnings per share...........  $ 0.22   $ 1.27   $ 0.77   $ 0.50   $   2.76
                                                   ======   ======   ======   ======   ========
2001
  Net sales......................................  $404.7   $382.0   $313.1   $299.1   $1,398.9
  Gross profit...................................    49.3     57.6     20.4     29.0      156.3
  Net income.....................................    14.0     17.5      5.2      6.1       42.8
                                                   ======   ======   ======   ======   ========
  Basic and diluted earnings per share...........  $ 0.74   $ 0.94   $ 0.28   $ 0.33   $   2.30
                                                   ======   ======   ======   ======   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information pertaining to directors under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders is incorporated herein by reference. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report. The information required to be reported pursuant to
Item 405 of Regulation S-K will be set forth under the caption "Appendix
A -- Share Ownership -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information under the captions "Appendix B -- Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Director Compensation" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Appendix A -- Share Ownership" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders is incorporated herein by reference. No information is required to be reported pursuant to Item 2019d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures

     The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

  (b) Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) (1) and (2) Financial Statements

     See "Financial Statements"

     (3) See Index to Exhibits (Item 15(c), below)

  (b) Report on Form 8-K filed in the fourth quarter of 2002

     On October 2, 2002, the Company filed a report on Form 8-K reporting under
Item 7, "Financial Statements and Exhibits," the issuance of a press release regarding third quarter 2002 earnings.

     On October 10, 2002, the Company filed a report on Form 8-K reporting under
Item 5, "Other Events," the issuance of a press release regarding its engine product recall.

     On November 27, 2002, the Company filed a report on Form 8-K reporting under Item 7, "Financial Statements and Exhibits," the issuance of a press release regarding its Agreement to purchase FASCO Motors from Invensys.

     On December 30, 2002, the Company filed a report on Form 8-K reporting under Item 7, "Financial Statements and Exhibits," the issuance of a press release regarding its Acquisition of FASCO Motors from Invensys.

  (c) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Restated Articles of Incorporation of Tecumseh Products
          Company (incorporated by reference to Exhibit (3) of the
          registrant's Annual Report on Form 10-K for the year ended
          December 31, 1991, as filed with the Securities and Exchange
          Commission, File No. 0-452)
 3.2      Certificate of Amendment to the Restated Articles of
          Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit B-5 of the registrant's Form 8
          Amendment No. 1 dated April 22, 1992 to Form 10 Registration
          Statement dated April 24, 1965, as filed with the Securities and Exchange Commission, File No. 0-452)
 3.3      Certificate of Amendment to the Restated Articles of
          Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (4)(c) of the registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1994, as filed with the Securities and Exchange Commission, File No.
          0-452)
 3.4*     Amended and Restated Bylaws of Tecumseh Products Company as
          amended through February 26, 2003
 4.1      Note Purchase Agreement dated March 5, 2003 by and among
          Tecumseh Products Company and certain Purchasers listed
          therein (incorporated by reference to Exhibit 4.1 of the
          registrant's Current Report on Form 8-K as filed March 7,
          2003 with the Securities and Exchange Commission, File No.
          0-452)
 4.2      Guaranty Agreement dated March 5, 2003 in made by certain
          subsidiaries of Tecumseh Products Company in favor of the
          Purchasers of the Notes (incorporated by reference to
          Exhibit 4.2 of the registrant's Current Report on Form 8-K as filed March 7, 2003 with the Securities and Exchange
          Commission, File No. 0-452)
 4.3      Form of Note (incorporated by reference to Exhibit 4.3 of
          the registrant's Current Report on Form 8-K as filed March
          7, 2003 with the Securities and Exchange Commission, File
          No. 0-452)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1      Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated
          April 22, 1992 to Form 8-A registering Common Stock Purchase
          Rights dated January 23, 1991, as filed with the Securities and Exchange Commission, File No. 0-452)
10.2      Amendment No. 1 to Amended and Restated Class B Rights
          Agreement (incorporated by reference to Exhibit 4 to Form 8
          Amendment No. 2 dated October 2, 1992 to Form 8-A
          registering Common Stock Purchase Rights dated January 23,
          1991, as filed with the Securities and Exchange Commission,
          File No. 0-452)
10.3      Amendment No. 2 to Amended and Restated Class B Rights
          Agreement (incorporated by reference to Exhibit 4 to Form
          8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A
          registering Common Stock Purchase Rights dated January 23,
          1991, as filed with the Securities and Exchange Commission,
          File No. 0-452)
10.4      Third Amendment to Amended and Restated Class B Rights
          Agreement (incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K as filed August 26,
          1999 with the Securities and Exchange Commission, File No.
          0-452)
10.5      Fourth Amendment to Amended and Restated Class B Rights
          Agreement, dated as of August 22, 2001, between Tecumseh
          Products Company and State Street Bank and Trust Company,
          N.A., as successor Class B Rights Agent (incorporated by
          reference to Exhibit 4.4 to Form 8-A/A Amendment No. 5 dated
          September 19, 2001 to Form 8-A registering Common Stock
          Purchase Rights dated January 23, 1991, as filed with the
          Securities and Exchange Commission, File No. 0-452)
10.6*     Fifth Amendment to Class B Rights Agreement, dated as of
          July 15, 2002, between Tecumseh Products Company, State
          Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class B
          Rights Agent
10.7      Class A Rights Agreement (incorporated by reference to
          Exhibit 4 to Form 8-A registering Class A Common Stock
          Purchase Rights dated April 22, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
10.8      Amendment No. 1 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated
          October 2, 1992 to Form 8-A registering Class A Common Stock
          Purchase Rights dated April 22, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
10.9      Amendment No. 2 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A/A Amendment No. 2 dated
          June 22, 1993 to Form 8-A registering Class A Common Stock
          Purchase Rights dated April 22, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
10.10     Third Amendment to Class A Rights Agreement (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K as filed August 26, 1999 with the Securities and
          Exchange Commission, File No. 0-452)
10.11     Fourth Amendment to Class A Rights Agreement dated as of
          August 22, 2001, between Tecumseh Products Company and State
          Street Bank and Trust Company, N.A., as successor Class A
          Rights Agent (incorporated by reference to Exhibit 4.4 to
          Form 8-A/A Amendment No. 4 dated September 19, 2001 to Form
          8-A registering Class A Common Stock Purchase Rights dated
          April 22, 1992, as filed with the Securities and Exchange
          Commission, File No. 0-452)
10.12*    Fifth Amendment to Class A Rights Agreement, dated as of
          July 15, 2002, between Tecumseh Products Company, State
          Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class A
          Rights Agent
10.13     Description of Death Benefit Plan (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant's Annual Report on Form
          10-K for the year ended December 31, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.14     Management Incentive Plan, as amended through November 22,
          1995 (management contract or compensatory plan or
          arrangement) (incorporated by reference to Exhibit (10)(h)
          to registrant's Annual Report on Form 10-K for the year
          ended December 31, 1995, as filed with the Securities and
          Exchange Commission, File No. 0-452)
10.15     Third Amendment to Management Incentive Plan, adopted
          January 22, 1997 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
          (10)(i) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, File No. 0-452)
10.16     Fourth Amendment to Management Incentive Plan effective
          January 1, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999, as filed with the Securities and Exchange
          Commission, File No. 0-452)
10.17     Fifth Amendment to Management Incentive Plan effective
          November 22, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year
          ended December 31, 2000, as filed with the Securities and
          Exchange Commission, File No. 0-452)
10.18     Amended and Restated Supplemental Executive Retirement Plan
          effective June 27, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
          10.16 to registrant's Annual Report on Form 10-K for the
          year ended December 31, 2001, as filed with the Securities and Exchange Commission, File No. 0-452)
10.19     First Amendment to the Supplemental Executive Retirement
          Plan adopted September 26, 2001 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit 10.17 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the
          Securities and Exchange Commission, File No. 0-452)
10.20     Outside Directors' Voluntary Deferred Compensation Plan
          adopted November 25, 1998 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(k) to registrant's Annual Report on Form
          10-K for the year ended December 31, 1998, as filed with the
          Securities and Exchange Commission, File No. 0-452)
10.21*    First Amendment to Outside Directors' Voluntary Deferred
          Compensation Plan adopted August 28, 2002 (management
          contract or compensatory plan or arrangement)
10.22     Amended and Restated Voluntary Deferred Compensation Plan
          effective November 28, 2001 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit 10.19 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the
          Securities and Exchange Commission, File No. 0-452)
10.23*    First Amendment to Amended and Restated Voluntary Deferred
          Compensation Plan adopted September 25, 2002 (management
          contract or compensatory plan or arrangement)
10.24     Description of Voluntary Early Retirement Program effective
          July 2, 2001 (management contract or compensatory plan or
          arrangement) (incorporated by reference to Exhibit 10.20 to registrant's Annual Report on Form 10-K for the year ended
          December 31, 2001, as filed with the Securities and Exchange
          Commission, File No. 0-452)
10.25*    Director Retention Phantom Stock Plan as amended and
          restated November 27, 2002 (management contract or
          compensatory plan or arrangement)
21*       Subsidiaries to the Company
24*       Power of Attorney
99.1*     Certification of Chairman and Chief Executive Officer
          pursuant to 18 U.S.C. Section 1350
99.2*     Certification of Vice President and Chief Financial Officer
          pursuant to 18 U.S.C. Section 1350

---------------

* Filed herewith

  (d) Financial Statement Schedules

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TECUMSEH PRODUCTS COMPANY

Date: March 13, 2003                      By      /s/ TODD W. HERRICK
                                          --------------------------------------
                                          Todd W. Herrick
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

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

                  SIGNATURE                                   OFFICE                  DATE OF SIGNING
                  ---------                                   ------                  ---------------



             /s/ TODD W. HERRICK                Chairman of the Board of Directors,   March 13, 2003
---------------------------------------------   President, Chief Executive Officer
               Todd W. Herrick                  (Principal Executive Officer)




              /s/ DAVID W. KAY                  Vice President, Treasurer and Chief   March 13, 2003
---------------------------------------------   Financial Officer (Principal
                David W. Kay                    Accounting and Principal Financial
                                                Officer) and Director




                      *                         Director                              March 13, 2003
---------------------------------------------
             Ralph W. Babb, Jr.




                      *                         Director                              March 13, 2003
---------------------------------------------
               Peter M. Banks




                      *                         Director                              March 13, 2003
---------------------------------------------
               Jon E. Barfield




                      *                         Director                              March 13, 2003
---------------------------------------------
              J. Russell Fowler




                      *                         Director                              March 13, 2003
---------------------------------------------
             Stephen L. Hickman




            *By: /s/ DAVID W. KAY
  ----------------------------------------
                David W. Kay
              Attorney-in-Fact

                                 CERTIFICATION

     I, Todd W. Herrick, certify that:

          1. I have reviewed this annual report on Form 10-K of Tecumseh Products Company;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function);

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ TODD W. HERRICK
                                          --------------------------------------
                                          Todd W. Herrick
                                          President and Chief Executive Officer

Dated: March 13, 2003

                                 CERTIFICATION

     I, David W. Kay, certify that:

          1. I have reviewed this annual report on Form 10-K of Tecumseh Products Company;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function);

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ DAVID W. KAY
                                          --------------------------------------
                                          David W. Kay
                                          Vice President, Treasurer and Chief
                                          Financial Officer

Dated: March 13, 2003

                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------
3.1               Restated Articles of Incorporation of Tecumseh Products
                  Company (incorporated by reference to Exhibit (3) of the registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1991, as filed with the Securities and Exchange
                  Commission, File No. 0-452)

3.2 Certificate of Amendment to the Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit B-5 of the registrant's Form 8 Amendment No. 1 dated April 22, 1992 to Form 10 Registration Statement dated April 24, 1965, as filed with the Securities and Exchange Commission, File No. 0-452)

3.3 Certificate of Amendment to the Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (4)(c) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, as filed with the Securities and Exchange Commission, File No. 0-452)

3.4* Amended and Restated Bylaws of Tecumseh Products Company as amended through February 26, 2003

4.1 Note Purchase Agreement dated March 5, 2003 by and among Tecumseh Products Company and certain Purchasers listed therein (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K as filed March 7, 2003 with the Securities and Exchange Commission, File No. 0-452)

4.2 Guaranty Agreement dated March 5, 2003 is made by certain subsidiaries of Tecumseh Products Company in favor of the Purchasers of the Notes (incorporated by reference to Exhibit
                  4.2 of the registrant's Current Report on Form 8-K as filed March 7, 2003 with the Securities and Exchange Commission, File No. 0-452)

4.3 Form of Note (incorporated by reference to Exhibit 4.3 of the registrant's Current Report on Form 8-K as filed March 7, 2003 with the Securities and Exchange Commission, File No. 0-452)

10.1 Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated April 22, 1992 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, as filed with the Securities and Exchange Commission, File No. 0-452)

10.2 Amendment No. 1 to Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 2 dated October 2, 1992 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, as filed with the Securities and Exchange Commission, File No. 0-452)

Exhibit
Number            Description
------            -----------
10.3              Amendment No. 2 to Amended and Restated Class B Rights
                  Agreement (incorporated by reference to Exhibit 4 to Form
                  8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A registering Common Stock Purchase Rights dated January 23,
                  1991, as filed with the Securities and Exchange Commission, File No. 0-452)

10.4 Third Amendment to Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K as filed August 26, 1999 with the Securities and Exchange Commission, File No. 0-452)

10.5 Fourth Amendment to Amended and Restated Class B Rights Agreement, dated as of August 22, 2001, between Tecumseh Products Company and State Street Bank and Trust Company, N.A., as successor Class B Rights Agent (incorporated by reference to Exhibit 4.4 to Form 8-A/A Amendment No. 5 dated September 19, 2001 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, as filed with the Securities and Exchange Commission, File No. 0-452)

10.6* Fifth Amendment to Class B Rights Agreement, dated as of July 15, 2002, between Tecumseh products Company, State Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class B Rights Agent

10.7 Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, as filed with the Securities and Exchange Commission, File No. 0-452)

10.8 Amendment No. 1 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated October 2, 1992 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, as filed with the Securities and Exchange Commission, File No. 0-452)

10.9 Amendment No. 2 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A/A Amendment No. 2 dated June 22, 1993 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, as filed with the Securities and Exchange Commission, File No. 0-452)

10.10 Third Amendment to Class A Rights Agreement (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K as filed August 26, 1999 with the Securities and Exchange Commission, File No. 0-452)

10.11 Fourth Amendment to Class A Rights Agreement dated as of August 22, 2001, between Tecumseh products Company and State Street Bank and Trust Company, N.A., as successor Class A Rights Agent (incorporated by reference

Exhibit
Number            Description
------            -----------
                  to Exhibit 4.4 to Form 8-A/A Amendment No. 4 dated September
                  19, 2001 to Form 8-A registering Class A Common Stock Purchase
                  Rights dated April 22, 1992, as filed with the Securities and Exchange Commission, File No. 0-452)

10.12* Fifth Amendment to Class A Rights Agreement, dated as of July 15, 2002, between Tecumseh products Company, State Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class A Rights Agent

10.13 Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant's Annual Report on Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission, File No. 0-452)

10.14 Management Incentive Plan, as amended through November 22, 1995 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(h) to registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, File No. 0-452)

10.15 Third Amendment to Management Incentive Plan, adopted January 22, 1997 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(i) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, File No. 0-452)

10.16 Fourth Amendment to Management Incentive Plan effective January 1, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, File No. 0-452)

10.17 Fifth Amendment to Management Incentive Plan effective November 22, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, File No. 0-452)

10.18 Amended and Restated Supplemental Executive Retirement Plan effective June 27, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
                  10.16 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, File No. 0-452)

10.19 First Amendment to the Supplemental Executive Retirement Plan adopted September 26, 2001 (management contract or compensatory plan or

Exhibit
Number            Description
------            -----------
                  arrangement) (incorporated by reference to Exhibit 10.17 to registrant's Annual Report on Form 10-K for the year ended
                  December 31, 2001, as filed with the Securities and Exchange
                  Commission, File No. 0-452)

10.20 Outside Directors' Voluntary Deferred Compensation Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
                  (10)(k) to registrant's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, File No. 0-452)

10.21* First Amendment to Outside Directors' Voluntary Deferred Compensation Plan adopted August 28, 2002 (management contract or compensatory plan or arrangement)

10.22 Amended and Restated Voluntary Deferred Compensation Plan effective November 28, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.19 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, File No. 0-452)

10.23* First Amendment to Amended and Restated Voluntary Deferred Compensation Plan adopted September 25, 2002 (management contract or compensatory plan or arrangement)

10.24 Description of Voluntary Early Retirement Program effective July 2, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.20 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, File No. 0-452)

10.25* Director Retention Phantom Stock Plan as amended and restated November 27, 2002 (management contract or compensatory plan or arrangement)

21*               Subsidiaries to the Company

24*               Power of Attorney

99.1* Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2* Certification of Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

--------------------
*  Filed herewith