Form 10-Q
period 2003-03-31
TECUMSEH PRODUCTS CO
filed 2003-05-12
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT of 1934
        For the quarterly period ended March 31, 2003

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

        Class of Stock                          Outstanding at April 30, 2003
--------------------------------------------------------------------------------
   Class B Common Stock, $1.00 par value                5,077,746
   Class A Common Stock, $1.00 par value               13,401,938

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

   (Dollars in millions)                                                   MARCH 31,       December 31,
                                                                              2003             2002
                                                                         -------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                  $218.8          $  333.1
   Accounts receivable, less allowances for doubtful accounts of $8.8
     in 2003 and $9.2 in 2002                                                  321.7             242.4
   Inventories                                                                 304.8             304.0
   Deferred and recoverable income taxes                                        50.4              51.4
   Other current assets                                                         34.2              24.2
                                                                         ------------       ------------
         Total current assets                                                  929.9             955.1

Property, plant, and equipment, at cost, net of accumulated
  depreciation of $705.7 in 2003 and $690.6 in 2002                            573.6             570.5
Goodwill                                                                       274.8             270.3
Deferred income taxes                                                           27.5              32.2
Prepaid pension expense                                                        167.1             162.8
Other assets                                                                   110.2              72.1
                                                                         ------------       ------------
         Total assets                                                       $2,083.1          $2,063.0
                                                                         ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                    $187.1          $  172.6
   Income taxes payable                                                          3.2               8.6
   Short-term borrowings                                                        48.0             112.6
   Accrued liabilities                                                         164.2             157.6
                                                                         ------------       ------------
         Total current liabilities                                             402.5             451.4
Long-term debt                                                                 349.8             298.2
Deferred income taxes                                                           31.2              33.6
Other postretirement benefit liabilities                                       218.7             217.3
Product warranty and self-insured risks                                         19.7              21.3
Accrual for environmental matters                                               40.4              29.5
Pension liabilities                                                             34.7              32.8
                                                                         ------------       ------------
         Total liabilities                                                   1,097.0           1,084.1
                                                                         ------------       ------------

Stockholders' Equity:
   Class A common stock, $1 par value; authorized 75,000,000 shares;
     issued and outstanding 13,401,938 shares in 2003 and 2002                  13.4              13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares;
     issued and outstanding 5,077,746 shares in 2003 and 2002                    5.1               5.1
   Retained earnings                                                         1,075.5           1,078.9
   Accumulated other comprehensive loss                                       (107.9)           (118.5)
                                                                         ------------       ------------
         Total stockholders' equity                                            986.1             978.9
                                                                         ------------       ------------
         Total liabilities and stockholders' equity                         $2,083.1          $2,063.0
                                                                         ============       ============

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                                 THREE MONTHS ENDED
     (Dollars in millions except per share data)                                      MARCH 31,
                                                                             ---------------------------
                                                                               2003             2002
                                                                             ----------      -----------
  Net Sales                                                                    $473.9          $ 333.4
     Cost of sales and operating expenses                                       414.9            291.2
     Selling and administrative expenses                                         41.2             28.5
     Restructuring and other items                                               13.6              4.5
                                                                             ----------      -----------
  Operating Income                                                                4.2              9.2
     Interest expense                                                            (5.3)            (0.9)
     Interest income and other, net                                               4.9              2.8
                                                                             ----------      -----------
  Income before taxes and cumulative effect of change in accounting               3.8             11.1
     Taxes on income                                                              1.4              3.9
                                                                             ----------      -----------
  Income before cumulative effect of change in accounting                         2.4              7.2
  Cumulative effect of change in accounting, net of tax                          ---              (3.1)
                                                                             ----------      -----------
  Net Income                                                                  $   2.4          $   4.1
                                                                             ==========      ===========
  Basic and Diluted Earnings Per Share:
     Income before cumulative effect of accounting change                       $0.13            $0.39
     Cumulative effect of change in accounting                                   ---             (0.17)
                                                                             ----------      -----------
     Net Income                                                              $   0.13         $   0.22


--------------------------------------------------------------------------------------------------------

  Weighted Average Shares (in thousands of shares)                             18,480           18,480
                                                                             ==========      ===========

  Cash Dividends Declared Per Share                                             $0.32            $0.32
                                                                             ==========      ===========

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                    THREE MONTHS ENDED
     (Dollars in millions)                                                               MARCH 31,
                                                                               ----------------------------
                                                                                 2003               2002
                                                                               ----------        ----------
    Cash Flows From Operating Activities:
       Income before cumulative effect of change in accounting                      $2.4          $   7.2
       Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                              24.1             15.3
         Non-cash restructuring charges                                            ---                4.5
         Payment made under environmental liability transfer                       (39.2)           ---
          arrangement
         Accounts receivable                                                       (75.6)           (28.3)
         Inventories                                                                 3.7              5.4
         Payables and accrued expenses                                               9.2             20.3
         Prepaid pension expense                                                    (4.3)            (7.2)
         Other                                                                      (4.2)            (4.6)
                                                                               ----------        ----------
                   Cash Provided By (Used In) Operating Activities                 (83.9)            12.6
                                                                               ----------        ----------

    Cash Flows From Investing Activities:
       Business acquisition, net of cash acquired                                   (3.1)           ---
       Capital expenditures                                                         (6.3)           (11.7)
                                                                               ----------        ----------
                   Cash Used In Investing Activities                               ( 9.4)         (  11.7)
                                                                               ----------        ----------

    Cash Flows From Financing Activities:
       Dividends paid                                                               (5.9)            (5.9)
       Increase (decrease) in borrowings, net                                      (15.7)             4.2
       Debt issuance costs                                                          (2.1)           ---
                                                                               ----------        ----------
                   Cash Used In Financing Activities                             (  23.7)         (   1.7)
                                                                               ----------        ----------

    Effect Of Exchange Rate Changes On Cash                                          2.7              0.1
                                                                               ----------        ----------

    Decrease In Cash and Cash Equivalents                                        ( 114.3)         (   0.7)

    Cash and Cash Equivalents:
                   Beginning of Period                                             333.1            317.6
                                                                               ----------        ----------
                   End of Period                                                 $ 218.8          $ 316.9
                                                                               ==========        ==========


The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The December 31, 2002 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 2002. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

     The financial data required in this Form 10-Q by Rule 10.01 of Regulation S-X have been reviewed by Ciulla, Smith & Dale, LLP, the Company's independent certified public accountants, as described in their report contained elsewhere herein. As noted in the Company's amended 8-K filed on April 22, 2003, the Company will be changing its auditors to PricewaterhouseCoopers LLP subsequent to the first quarter.

2.   Inventories consisted of:

                                                               MARCH 31,           DECEMBER 31,
        (Dollars in millions)                                     2003                 2002
     --------------------------------------------------------------------------------------------
        Raw material and work in process                        $ 173.3               $ 164.3
        Finished goods                                            116.0                 123.5
        Supplies                                                   15.5                  16.2
     --------------------------------------------------------------------------------------------
        Total Inventories                                       $ 304.8               $ 304.0
     ============================================================================================

3. In an effort to more effectively compete in a business environment plagued by worldwide production over-capacity and low cost foreign-sourced product, the Company has undertaken a number of strategic initiatives designed to reduce production costs and improve overall productivity and product quality by consolidating and relocating production capabilities, both domestically and internationally. These ongoing initiatives are being implemented within all of the Company's primary business segments.

     As a result of these initiatives, the Company recorded a $4.5 million restructuring charge ($2.8 million net of tax), during the first quarter of 2002, in connection with the relocation of the production of additional rotary compressor product lines to Brazil from the U.S. and consists of the write-off of certain equipment which cannot be used in Brazil.

     In addition, on April 4, 2003, Tecumseh Products Company announced its intent to close its engine manufacturing facility in Douglas, Georgia. This action is part of the Company's ongoing strategy to reduce excess capacity and shift certain production activities to lower-cost manufacturing facilities. Equipment from the Douglas plant will be transferred to other U.S. operations and to the Company's facility in Curitiba, Brazil. The Company estimates the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     cost of this action to be $19 million to $23 million, consisting primarily of asset impairments and severance costs. A restructuring charge will be taken in the second quarter of 2003.

     Subsequently, on May 6, 2003, the Company announced its intent to close its Sheboygan Falls Diecasting facility on or before September 30, 2003. The final terms of the shut-down are subject to negotiating the effects of the closing with the International Union of United Automobile, Aerospace, and Agricultural Implement Workers of America, Local No. 459. In addition to improving the Engine & Power Train Group's cost structure by consolidating its North American engine production facilities, the closure of the Sheboygan Falls plant will facilitate the environmental cleanup recently negotiated with the U.S. EPA. As disclosed in the Company's 8-K, dated April 9, 2003, the Company has entered into a Liability Transfer and Assumption Agreement with Pollution Risk Services, LLC for the fulfillment of substantially all of the Company's obligations with respect to the Sheboygan Falls Superfund Site. Until the terms of the shut-down have been negotiated with the Union, the Company cannot fully estimate the total cost of this action. However, asset impairments will be approximately $4 million. Restructuring charges covering this action will be recognized in the second and possibly third quarters of 2003.

4.   The following table reports the Company's comprehensive income:


                                                                       THREE MONTHS ENDED
      COMPREHENSIVE INCOME                                                 MARCH 31,
          (Dollars in millions)                                   2003                 2002
      -------------------------------------------------------------------------------------------
        Net Income                                              $   2.4               $   4.1
        Other comprehensive income (expense):
             Foreign currency translation adjustments              10.6                  (3.0)
      -------------------------------------------------------------------------------------------
        Total Comprehensive Income (Loss)                       $  13.0               $   1.1
      ===========================================================================================

5. The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site (the "Site") in Wisconsin. In May 2000, the EPA issued a Record of Decision ("ROD") selecting the remedy for the Site. The Company is one of several named PRP's in the proposed cleanup action. The EPA has estimated the cost of cleanup at $40.9 million. Additionally, the Wisconsin Department of Natural Resources ("WDNR"), as a Natural Resource Trustee, is investigating what additional requirements, if any, the state may have beyond those specified under the ROD.

     The EPA has indicated its intent to address the Site in two phases, with the plant site and upper river constituting the first phase ("Phase I") and the middle and lower river and harbor being the second phase ("Phase II"). In March 2003, the Company entered into a Consent Decree concerning the performance of remedial design and remedial action for Phase I. This Consent Decree is awaiting final approval by the U.S. Department of Justice. Negotiation of a Consent Decree regarding Phase II has yet to commence.

     On March 25, 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Agreement"). Under the terms of the Agreement, PRS assumed all of the Company's responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Agreement, PRS has purchased Remediation Cost Cap insurance in the amount of $100,000,000 and Environmental Site Liability insurance in the amount of $20,000,000. The Company believes such insurance coverages will provide additional assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Agreement.

     The cost of the liability transfer arrangement to the Company was $39.2 million. The Company recognized a nonrecurring charge of $13.6 million ($8.7 million net of tax) in the first quarter. The charge consists of the difference between the cost of the arrangement and amounts previously accrued for the cleanup. The Company estimates that its continued potential environmental liability arising from operations at the Site, including those not assumed by PRS pursuant to the Agreement, to be $0.5 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

     It is the intent of the Company, PRS and the EPA to negotiate provisions that would add PRS as a PRP via amendment to the Consent Decree, which requires the approval of the U.S. Department of Justice. Until such approval is received, Generally Accepted Accounting Principles require that the Company continue to record the full amount of the estimated remediation liability of $39.7 million and a corresponding asset of $39.2 million included in Other Assets in the balance sheet. While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a discharge or release of the Company's liabilities with respect to the Site. The actual cost of this obligation will be governed by numerous factors including the requirements of the WDNR, and may be greater or lower than the amount accrued.

     With respect to other environmental matters, the Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. While the Company has provided for estimated investigation and on-site remediation costs, the extent and timing of future off-site remediation requirements, if any, are not presently determinable.

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

     In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At March 31, 2003 and December 31, 2002, the Company had accrued $47.2 million and $36.3 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

7. The Company has four reportable segments based on the criteria set forth in Statement of Financial Accounting Standards 131 "Disclosures about
     Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, Engine & Power Train Products, and Pump Products. With the acquisition of the FASCO Motors Group ("FASCO") on December 30, 2002 the Company created the Electrical Components operating segment. In addition to FASCO, the segment includes certain North American electrical component manufacturing that was previously reported in the Compressor Business. Prior year business segment data has been reclassified to conform to the Company's current presentation. Revenues and operating income by segment for the periods indicated are as follows:

                                                                        THREE MONTHS ENDED
     BUSINESS SEGMENT DATA                                                  MARCH 31,
          (Dollars in millions)                                       2003            2002(a)
     ---------------------------------------------------------------------------------------------
     NET SALES:
        Compressor Products                                          $ 203.7           $ 192.1
        Electrical Component Products                                  107.8               1.5
        Engine & Power Train Products                                  130.3             111.5
        Pump Products                                                   31.9              28.3
        Other                                                            0.2             ---
     ---------------------------------------------------------------------------------------------
               Total Net Sales                                       $ 473.9           $ 333.4
     =============================================================================================

     OPERATING INCOME:
        Compressor Products                                          $  20.9             $15.0
        Electrical Component Products                                    1.9              (0.1)
        Engine & Power Train Products                                   (3.7)             (2.3)
        Pump Products                                                    3.5               2.9
        Other(b)                                                        (1.0)            ---
        Corporate expenses                                              (3.8)             (1.8)
        Restructuring charges and other items                          (13.6)             (4.5)
     ---------------------------------------------------------------------------------------------
               Total Operating Income                                    4.2               9.2
        Interest expense                                                (5.3)             (0.9)
        Interest income and other, net                                   4.9               2.8
     ---------------------------------------------------------------------------------------------
     INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                               $   3.8           $  11.1
     =============================================================================================

        (a) Prior year amounts have been reclassified to conform to the presentation adopted in 2003.

        (b) "Other" consists of non-reportable business segments, primarily
            MDSI.

8. The cumulative effect from an accounting change of $4.8 million ($3.1 million net of tax) recorded in the first quarter of 2002, resulted from the Company adopting Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. UnderSFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As required by the Statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


9. On March 5, 2003, the Company completed a private placement of $300 million Senior Guaranteed Notes due March 5, 2011. These notes bear interest at a fixed rate of 4.66%. Proceeds from the private placement were used to repay a $250 million bridge loan and pay down borrowings under the Company's revolving credit facility. On March 31st, the Remaining $25 million outstanding on the revolver was repaid from available cash resource.

                         INDEPENDENT ACCOUNTANTS' REPORT



May 8, 2003

Tecumseh Products Company
Tecumseh, Michigan


        We have reviewed the consolidated condensed balance sheet of Tecumseh Products Company and Subsidiaries as of March 31, 2003 and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

        We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Tecumseh Products Company and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




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

RESULTS OF OPERATIONS

Consolidated net sales in the first quarter of 2003 increased to $473.9 million from $333.4 million in 2002. Of the $140.5 million increase, $105.3 million was attributable to the addition of FASCO, with the remainder due to increased sales in each of the Company's operating segments.

Consolidated net income for the first quarter of 2003 amounted to $2.4 million or $0.13 per share, compared to $4.1 million or $0.22 per share in the first quarter of 2002. Included in the 2003 first quarter results is a charge of $13.6 million ($8.7 million net of tax or $0.47 per share) related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility.

First quarter 2003 results also included, for the first time, the results of FASCO, which was acquired on December 30, 2002. FASCO's operating income for the quarter of $3.1 million was reduced by $4.2 million ($2.7 million net of tax or $0.15 per share) due to the expensing of inventory write-ups recorded as part of purchase accounting. U.S. Generally Accepted Accounting Principles require inventory acquired in a purchase transaction to be written up to "fair market" value from cost and then recognized in cost of sales as the inventory is sold. This is a one-time event and will not impact future quarterly results.

First quarter 2002 results also included restructuring charges of $4.5 million ($2.8 million net of tax or $0.15 per share) related to the relocation of certain compressor manufacturing operations from the U.S. to Brazil and a cumulative effect of a change in accounting for goodwill ($3.1 million net of tax or $0.17 per share) related to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets."

Exclusive of restructuring charges and one-time items, the slight improvement in results for the quarter is primarily attributable to better results from the Compressor Group and the addition of FASCO, offset by interest charges on the Company's acquisition-related debt, increased corporate spending primarily related to the integration of FASCO, larger losses from the Engine & Power Train Group and the losses of MDSI which the Company acquired in the second quarter of 2002.

Compressor Products

The Company's first quarter 2003 Compressor sales increased to $203.7 million from $192.1 million in the first quarter of 2002. This increase is primarily attributable to higher demand for compressors used in household refrigeration and freezer products, partially offset by lower sales of compressors exported from the U.S. for room air conditioning.

The Compressor Group improved operating income from $15.0 million in the first quarter of 2002 to $20.9 million in the first quarter of 2003. The improvement reflects the effects of the cost reduction efforts, and increased manufacturing volumes in both Brazil and India.

Operating results from the Company's Brazilian compressor operations increased from the first quarter 2002 levels by 72% reflecting increased volumes in both local and export markets. Results were negatively impacted by a $2.0 million loss on the re-measurement of dollar-denominated receivables due to a strengthening of the Brazilian Real in the last half of March.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Brazilian operations accounted for approximately 66% of the Compressor segment's operating income in the first quarter of 2003 compared to 53% in the first quarter of 2002.

Compressor operations in India continue to show significant improvement as well. Sales in the first quarter increased by approximately $6.0 million compared to the first quarter a year ago.

Electrical Component Products

With the acquisition of FASCO, the Company has created this new operating segment. In addition to FASCO, the segment includes certain North American electrical component manufacturing that was previously reported in the Compressor Business. Prior year business segment data, as presented in the table titled "Results by Business Segments," has been reclassified to conform to the Company's current presentation.

Electrical Component sales were $107.8 million in the first quarter of 2003, including $105.3 million of sales from FASCO, compared to $1.5 million in the first quarter of 2002. Sales of the other component companies are primarily intercompany or inter-segment leaving FASCO as the largest single operator in the Group. Operating profit for the quarter was $1.9 million compared to an operating loss of $0.1 million in 2002. FASCO contributed $3.1 million in operating profit to the first quarter of 2003. As noted above, FASCO's results were reduced by $4.2 million ($2.7 million net of tax or $0.15 per share) during the quarter by inventory charges required by purchase accounting rules.

Engine & Power Train Products

Net sales increased to $130.3 million in the first quarter of 2003 compared to $111.5 million in 2002. The improvement is due primarily to increased shipments of engines for walk behind rotary mowers and tractors resulting from higher industry volumes and the placement of Tecumseh engines on products that previously used competitor engines. Domestic engine shipments were up approximately 25% in the quarter from a year ago.

Despite the increase in sales, the Engine & Power Train business had an operating loss of $3.7 million in the first quarter of 2003 compared to a loss of $2.3 million in the first quarter of 2002. The decline was attributable to an unfavorable mix of low margin walk behinds, lower average selling prices, and expenses associated with the start-up of the new facility in Curitiba, Brazil.

On April 4, 2003, Tecumseh Products Company announced its intent to close its engine manufacturing facility in Douglas, Georgia. This action is part of the Company's ongoing strategy to reduce excess capacity and shift certain production activities to lower-cost manufacturing facilities. Equipment from the Douglas plant will be transferred to other U.S. operations and to the Company's new facility in Curitiba, Brazil. The Company estimates the cost of this action to be $19 million to $23 million, consisting primarily of asset impairments and severance costs. A restructuring charge will be taken in the second quarter of 2003.

Subsequently, on May 6, 2003, the Company announced its intent to close its Sheboygan Falls Diecasting facility on or before September 30, 2003. The final terms of the shut-down are subject to negotiating the effects of the closing with the International Union of United Automobile, Aerospace, and Agricultural Implement Workers of America, Local No. 459. In addition to improving the Engine & Power Train Group's cost structure by consolidating its North American engine production facilities, the closure of the Sheboygan Falls plant will facilitate the environmental cleanup recently negotiated with the U.S. EPA. As disclosed in the Company's 8-K, dated April 9, 2003, the Company has entered into a Liability Transfer and Assumption Agreement with Pollution Risk Services, LLC for the fulfillment of substantially all of the Company's obligations with respect to the Sheboygan Falls Superfund Site. Until the terms of the shut-down have been negotiated with the Union, the Company cannot fully estimate the total cost of this action. However, asset impairments will be approximately $4 million. Restructuring charges covering this action will be recognized in the second and possibly third quarters of 2003.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Pump Products

Sales in the Pump business increased to $31.9 million in the first quarter of 2003 compared to $28.3 million in the same period of 2002, reflecting increases in both residential and industrial applications. Residential pump sales were particularly strong in condensate products that are sold to the HVAC and plumbing markets. Increases in industrial applications were attributable to higher volumes through the aftermarket distribution channel.

Pump business operating income improved to $3.5 million in 2003 from $2.9 million in 2002, commensurate with the increase in sales.

Restructuring Charges and Other Items

First quarter 2003 results were adversely affected by a $13.6 million ($8.7 million net of tax or $0.47 per share) charge related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. On March 25, 2003, with the cooperation of the Environmental Protection Agency, the Company entered into a liability transfer agreement with Pollution Risk Services, LLC ("PRS"), whereby PRS assumed substantially all of the Company's responsibilities, obligations and liabilities for remediation of the Sheboygan River and Harbor Superfund Site (the "Site"). While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a discharge or release of the Company's liabilities with respect to the Site.

The cost of the liability transfer arrangement was $39.2 million. The charge consists of the difference between the cost of the arrangement and amounts previously accrued for the cleanup. The Company continues to maintain a reserve of $0.5 million to reflect its potential environmental liability arising from operations at the Site, including potential liabilities not assumed by PRS pursuant to the arrangement. Additional information is available in the Company's 8-K filed on April 9, 2003.

First quarter 2002 results were adversely affected by a $4.5 million ($2.8 million net of tax or $0.15 per share) restructuring charge in the Compressor segment. The charge related to the decision to relocate the production of additional rotary compressor product lines to Brazil from the United States and consisted of the write-off of certain equipment which cannot be used in Brazil.

Accounting Changes

The cumulative effect from an accounting change of $4.8 million ($3.1 net of tax) recorded in the first quarter of 2002, resulted from the Company adopting Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As required by the Statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Interest Expense and Other, Net

Interest expense amounted to $5.3 million in the first quarter of 2003 compared to $0.9 million in the first quarter of 2002. The increase is primarily related to the temporary and permanent financing added in connection with the acquisition of FASCO. See "LIQUIDITY, CAPITAL RESOURCES AND RISKS" for further information regarding this debt.

Interest Income and Other, Net

Interest income and other, net amounted to $4.9 million in the first quarter of 2003 compared to $2.8 million in the first quarter of 2002. This increase resulted primarily from higher cash balances in Brazil.

Taxes on Income

The effective income tax rate was 36.0% in the first quarter of 2003 compared to 35.5% in the first quarter of 2002.

Outlook

On a consolidated basis, second quarter 2003 earnings are expected to lag those of the second quarter of 2002. While continuing positive results are expected in the Compressor and Pump segments and the addition of FASCO will also add to earnings, the results in the Engine & Power Train Group will be substantially worse than the previous year, and consolidated earnings will be significantly reduced as a result of the restructuring charges also attributable to the Engine & Power Train Group.

While the Company has taken significant actions over the last two years, which have been contributing to improved results in the Compressor segment, it is still highly likely that the Company will undertake further restructuring and/or realignment actions in the future. Plans continue to be developed to determine how best to further reorganize the Company's operations and product offerings in light of current and rapidly changing market conditions. As these actions are finalized, future results will likely be impacted by one or more restructuring charges. While the amount and timing of these charges cannot currently be predicted, they may affect several quarterly periods or years, and they could be material to the reported results in the particular quarter or year in which they are recorded.

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first quarter of 2003 used cash of $83.9 million compared to a source of $12.6 million in 2002. The greater use of cash in 2003 resulted primarily from increased accounts receivable to support higher sales and the $39.2 cash payment for the Liability Transfer and Assumption Agreement. Working capital of $527.4 million at March 31, 2003 was up slightly from $503.7 million at the end of 2002.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

First quarter 2003 capital spending was $6.3 million compared to $11.7 million in the first quarter of 2002. Total capital spending for 2003 is projected to remain near 2002 levels.

On December 30, 2002, the Company acquired FASCO from Invensys Plc for cash of $396.6 million and the assumption of approximately $14.5 million in debt. The acquisition was financed, in part, with proceeds from new bank borrowings including $250 million from a six-month bridge loan and $75 million from a new three-year $125 million revolving credit facility. On March 5, 2003, the Company completed a private placement of $300 million Senior Guaranteed Notes due March 5, 2011. These notes bear interest at a fixed rate of 4.66%. Proceeds from the private placement were used to repay the bridge loan and pay down borrowings under the revolving credit facility. On March 31st, the remaining $25 million outstanding on the revolver was repaid from available cash resources.

Working capital requirements, planned capital investment and stock repurchase expenditures, if any, for 2003 are expected to be financed primarily through internally generated funds; however, short-term borrowings and various financial instruments are utilized from time to time to hedge currency risk and finance foreign working capital requirements. As noted above, the Company maintains a $125 million revolving credit facility that is available for general corporate purposes. The Company may also utilize long-term financing arrangements in connection with state investment incentive programs.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. It is likely that additional production relocation and consolidation initiatives will take place during 2003 that could have a material effect on the consolidated financial position and future results of operations of the Company. These initiatives could include joint ventures or business combinations.

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

At March 31, 2003 and December 31, 2002, the Company had accrued $47.2 and $36.3 million, respectively, for environmental remediation, including $39.7 and $29.2 million, respectively, relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations;
viii) availability and cost of materials; ix) actions of competitors; x) the ultimate cost of resolving environmental matters; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) the integration of the FASCO Motors business into the Company and the ultimate cost associated therewith; and xiv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first quarter of 2003.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At March 31, 2003 and December 31, 2002, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $12.7 and $4.9 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at March 31, 2003 and December 31, 2002 were $12.6 and $14.6 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                      PART 1. FINANCIAL INFORMATION-ITEM 4
                            CONTROLS AND PROCEDURES

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART II. FINANCIAL INFORMATION - ITEM 2

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 30, 2003. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

All of management's nominees for directors as listed in the proxy statement were elected with the following votes:

                                                                      VOTES
          DIRECTOR                             VOTES FOR             WITHHELD
         -------------------------------     --------------      ---------------
          Todd W. Herrick                        4,683,299              7,621
          David W. Kay                           4,683,649              7,271
          J. Russell Fowler                      4,684,777              6,143
          Stephen L. Hickman                     4,685,249              5,671
          Peter M. Banks                         4,682,972              7,948
          Jon E. Barfield                        4,685,024              5,896
          Ralph W. Babb, Jr.                     3,810,445            880,475


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibit
            Number    Description
            ------    -----------
               3      The Company's Amended and Restated Bylaws as amended
                      through April 30, 2003.

             99.1     Section 906 Certification of Chief Executive Officer

             99.2     Section 906 Certification of Chief Financial Officer


   (b) On January 14, 2003, the Company filed a report on Form 8-K announcing its acquisition of FASCO Motors from Invensys plc.

           On January 30, 2003, the Company filed a report on Form 8-K reporting its fourth quarter and full year 2002 financial data and investor presentation.

           On February 28, 2003, the Company filed a report on Form 8-K regarding the retirement of the Chairman of the Board of Directors, Kenneth G. Herrick.

           On March 7, 2003, the Company filed a report on Form 8-K regarding the completion of a private placement of $300 million of Senior Guaranteed Notes due March 5, 2011.

           On April 9, 2003, the Company filed a report on Form 8-K reporting the Company's entrance into a Liability Transfer and Assumption Agreement with Pollution Risk Services, LLC in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                         PART II. FINANCIAL INFORMATION - (CONTINUED)


           On April 8, 2003, the Company filed a report on Form 8-K regarding the shutdown of its engine manufacturing facility in Douglas, Georgia.

           On April 17, 2003, the Company filed a report on Form 8-K reporting Changes in Registrant's Certifying Accountant.

           On April 22, 2003, the Company filed a report on Form 8-K/A reporting Changes in Registrant's Certifying Accountant.

           On April 25, 2003, the Company filed a report on Form 8-K reporting its first quarter 2003 financial data and investor presentation.

           On May 7, 2003, the Company filed a report on Form 8-K regarding the shutdown of its engine diecasting facility in Sheboygan Falls, Wisconsin

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TECUMSEH PRODUCTS COMPANY
                                                   -------------------------
                                                          (Registrant)



Dated:      May 12, 2003                            BY:   /s/     DAVID W. KAY
      -----------------------------                    -----------------------------------------------------
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

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

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



Dated:   May 9, 2003                            BY:   /s/  TODD W. HERRICK
       ----------------------------------           ----------------------------
                                                    Todd W. Herrick
                                                     Chairman, President
                                                     and Chief Executive Officer

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors (or persons performing the equivalent function):

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


Dated:  May 12, 2003                            BY:  /s/ DAVID W. KAY
       -------------------------------            ------------------------------
                                                   David W. Kay
                                                    Vice President, Treasurer
                                                    and Chief Financial Officer

                                 Exhibit Index


            Exhibit
            Number    Description
            ------    -----------
               3      The Company's Amended and Restated Bylaws as amended
                      through April 30, 2003.

             99.1     Section 906 Certification of Chief Executive Officer

             99.2     Section 906 Certification of Chief Financial Officer