Form 10-Q
period 2003-06-30
TECUMSEH PRODUCTS CO
filed 2003-08-01
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT of 1934
          For the quarterly period ended June 30, 2003

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

                    Class of Stock               Outstanding at July 31, 2003
    ----------------------------------------------------------------------------
         Class B Common Stock, $1.00 par value             5,077,746
         Class A Common Stock, $1.00 par value            13,401,938

                               TABLE OF CONTENTS

                                                                           Page

Part I. Financial Information
   Item 1. Financial Statements
     Consolidated Condensed Balance Sheets                                  2
     Consolidated Condensed Statements of Income                            3
     Consolidated Condensed Statements of Cash Flows                        4
     Notes to Consolidated Financial Statements                             5
   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations               11
               Cautionary Statements Relating to Forward-Looking
                   Statements                                              17
   Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                 19
   Item 4. Controls and Procedures                                         20
Part II. Other Information                                                 21
   Item 6. Exhibits and Reports on Form 8-K.                               21
Signatures                                                                 22
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

   (Dollars in millions, except par value)                                   JUNE 30,     December 31,
ASSETS                                                                         2003           2002
                                                                            ----------    ------------

Current Assets:
   Cash and cash equivalents                                                $    265.6    $    333.1
   Accounts receivable, less allowance for doubtful accounts of $8.6 in
     2003 and $9.2 in 2002                                                       282.6         242.4
   Inventories                                                                   332.2         304.0
   Deferred and recoverable income taxes                                          84.0          51.4
   Other current assets                                                           34.0          24.2
                                                                            ----------    ------------
         Total current assets                                                    998.4         955.1

Property, plant, and equipment, net of accumulated depreciation of
 $738.8 in 2003 and $690.6 in 2002                                               561.6         570.5
Goodwill and other intangibles                                                   352.5         329.1
Deferred income taxes                                                             12.7          32.2
Prepaid pension expense                                                          171.4         162.8
Other assets                                                                      53.9          13.3
                                                                            ----------    ------------
         Total assets                                                       $  2,150.5    $  2,063.0
                                                                            ==========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                  $    194.6    $    172.6
   Income taxes payable                                                           17.4           8.6
   Short-term borrowings                                                          40.4         112.6
   Accrued liabilities                                                           203.0         157.6
                                                                            ----------    ------------
         Total current liabilities                                               455.4         451.4

Long-term debt                                                                   346.3         298.2
Deferred income taxes                                                             31.6          33.6
Other postretirement benefit liabilities                                         220.1         217.3
Product warranty and self-insured risks                                           19.5          21.3
Accrual for environmental matters                                                 40.1          29.5
Pension liabilities                                                               36.9          32.8
                                                                            ----------    ------------
         Total liabilities                                                     1,149.9       1,084.1
                                                                            ----------    ------------

Stockholders' Equity:
   Class A common stock, $1 par value; authorized 75,000,000 shares;
     issued and outstanding 13,401,938 shares in 2003 and 2002                    13.4          13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares;
     issued and outstanding 5,077,746 shares in 2003 and 2002                      5.1           5.1
   Retained earnings                                                           1,063.1       1,078.9
   Accumulated other comprehensive loss                                          (81.0)       (118.5)
                                                                            ----------    ------------
         Total stockholders' equity                                            1,000.6         978.9
                                                                            ----------    ------------
         Total liabilities and stockholders' equity                         $  2,150.5    $  2,063.0
                                                                            ==========    ============

The accompanying notes are an integral part of these Consolidated
Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


      (Dollars in millions, except per share data)                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                         JUNE 30,
                                                                          2003            2002            2003            2002
                                                                        -------         -------         -------         -------

  Net Sales                                                             $ 482.3         $ 395.3         $ 956.2         $ 728.7
     Cost of sales and operating expenses                                 418.1           328.9           833.0           621.0
     Selling and administrative expenses                                   44.9            31.9            86.1            59.5
     Restructuring charges and other items                                 28.5           ---              42.1             4.5
                                                                        -------         -------         -------         -------
  Operating Income (Loss)                                                  (9.2)           34.5            (5.0)           43.7
     Interest expense                                                      (6.2)           (1.2)          (11.5)           (2.1)
     Interest income and other, net                                         5.2             3.0            10.1             5.8
                                                                        -------         -------         -------         -------
  Income (Loss) before taxes and cumulative effect of accounting
   change                                                                 (10.2)           36.3            (6.4)           47.4
     Income tax expense (credit)                                           (3.7)           12.9            (2.3)           16.8
                                                                        -------         -------         -------         -------
  Income (Loss) before cumulative effect of accounting change              (6.5)           23.4            (4.1)           30.6
  Cumulative effect of accounting change for goodwill, net of tax         ---             ---             ---              (3.1)
                                                                        -------         -------         -------         -------
  Net Income (Loss)                                                     $  (6.5)        $  23.4         $  (4.1)        $  27.5
                                                                        =======         =======         =======         =======

  Basic and diluted earnings (loss) per share:
     Income (Loss) before cumulative effect of accounting change        $ (0.35)        $  1.27         $ (0.22)        $  1.66
     Cumulative effect of accounting change for goodwill                  ---             ---             ---              (.17)
                                                                        -------         -------         -------         -------
     Net Income (Loss)                                                  $ (0.35)        $  1.27         $ (0.22)        $  1.49

-------------------------------------------------------------------------------------------------------------------------------

  Weighted Average Shares (in thousands)                                 18,480          18,480          18,480          18,480
                                                                        =======         =======         =======         =======

  Cash Dividends Declared Per Share                                     $  0.32         $  0.32         $  0.64         $  0.64
                                                                        =======         =======         =======         =======


The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


        (Dollars in millions)                                                         SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                      2003        2002
                                                                                    --------    --------
Cash Flows from Operating Activities:
   Income (Loss) before cumulative effect of accounting change                      $   (4.1)   $   30.6
   Adjustments to reconcile income (loss) before cumulative effect of accounting change to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                     46.2        32.6
      Non-cash restructuring charges and other items                                    26.6         4.5
      Accounts receivable                                                              (30.4)      (35.6)
      Inventories                                                                      (12.3)      ---
      Payables and accrued expenses                                                     22.7        51.0
      Prepaid pension expense                                                           (8.6)      (14.4)
      Deferred and recoverable taxes                                                   (14.4)        7.8
      Net effect of environmental payment                                              (25.6)      ---
      Other                                                                            (13.9)       (8.2)
                                                                                    --------    --------
                  Cash Provided By (Used In) Operating Activities                      (13.8)       68.3
                                                                                    --------    --------

Cash Flows from Investing Activities:
   Business acquisition, net of cash acquired                                           10.6        (4.0)
   Capital expenditures                                                                (31.6)      (35.0)
                                                                                    --------    --------
                  Cash Used In Investing Activities                                    (21.0)      (39.0)
                                                                                    --------    --------

Cash Flows from Financing Activities:
   Dividends paid                                                                      (11.8)      (11.8)
   Decrease in borrowings, net                                                         (34.0)       (3.4)
                                                                                    --------    --------
                  Cash Used In Financing Activities                                    (45.8)      (15.2)
                                                                                    --------    --------

Effect of Exchange Rate Changes on Cash                                                 13.1         3.7
                                                                                    --------    --------

Increase (Decrease) In Cash and Cash Equivalents                                       (67.5)       17.8

Cash and Cash Equivalents:
                  Beginning of Period                                                  333.1       317.6
                                                                                    --------    --------
                  End of Period                                                     $  265.6    $  335.4
                                                                                    ========    ========

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 2002 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 2002. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

2.    Inventories consisted of:

                                                    JUNE 30,      December 31,
         (Dollars in millions)                        2003           2002
--------------------------------------------------------------------------------
         Raw material and work in process            $168.8          $164.3
         Finished goods                               148.9           123.5
         Supplies                                      14.5            16.2
--------------------------------------------------------------------------------
         Total Inventories                           $332.2          $304.0
================================================================================

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

      As a result of these initiatives, the Company recorded a $28.5 million restructuring and impairment charge ($18.2 million net of tax or $0.99 per share), during the second quarter of 2003 related to the Engine & Power Train business consolidation and related plant closings. The restructuring includes the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities, and the relocation of certain production capacities to the new Curitiba, Brazil facility and other existing U.S. locations. The closings affect approximately 550 and 250 people at the Douglas and Sheboygan Falls facilities, respectively. The charge, which has been recognized in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," includes approximately $6.8 million in earned severance and future benefit costs relating to manpower reductions, $2.0 million in plant closing and exit costs incurred through June 30, 2003, and $19.7 million in asset impairment charges for idled equipment and facilities. The amount of severance and future benefit costs mentioned above includes $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

      Under SFAS No. 146, severance payments that require future service to be received is accrued as earned and other costs are only recognized to the extent a liability has been incurred. Accordingly, under the restructuring plan, the Company expects to recognize additional plant closing and exit costs of $3.4 million, and a curtailment gain of $4.4 million related to other post-employment benefits at the Sheboygan Falls, Wisconsin facility in the third, and possibly, fourth quarters of 2003.

      As of June 30, 2003, manufacturing operations at the Douglas, Georgia facility had ceased and approximately 90% of the employees had been dismissed. Through June 30, 2003 the Company had paid approximately
      $0.3 million in severance costs and $1.6 million in closing and exit costs related to the Engine & Power Train business restructuring action.

      During the first quarter of 2002, a restructuring charge of $4.5 million ($2.8 million or $0.15 per share, net of tax) was taken in connection with the relocation of the production of additional rotary compressor product lines to Brazil from the United States and consists of the write-off of certain equipment which cannot be used in Brazil.

4.    The following table reports the Company's comprehensive income:


                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
         COMPREHENSIVE INCOME                                  JUNE 30,                JUNE 30,
         (Dollars in millions)                            2003          2002       2003         2002
-------------------------------------------------------------------------------------------------------
         Net Income (Loss)                                $(6.5)       $23.4       $(4.1)      $27.5
         Other comprehensive income (loss):
            Foreign currency translation adjustments       27.0         (4.7)       37.6        (7.7)
            Minimum pension liability                      (0.1)        ---         (0.1)       ---
-------------------------------------------------------------------------------------------------------
         Total Comprehensive Income                       $20.4        $18.7       $33.4       $19.8
=======================================================================================================

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

      On March 25, 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Agreement"). Under the terms of the Agreement, PRS assumed all of the Company's responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Agreement, PRS has purchased Remediation Cost Cap insurance in the amount of

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

      $100,000,000 and Environmental Site Liability insurance in the amount of $20,000,000. The Company believes such insurance coverage will provide additional assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Agreement.

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

      It is the intent of the Company, PRS and the EPA to negotiate provisions that would add PRS as a PRP by amendment to the Consent Decree, which requires the approval of the U.S. Department of Justice. Until such approval is received, Generally Accepted Accounting Principles require that the Company continue to record the full amount of the estimated remediation liability of $39.7 million and a corresponding asset of $39.2 million included in Other Assets in the balance sheet. While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a discharge or release of the Company's liabilities with respect to the Site. The actual cost of this obligation will be governed by numerous factors including the requirements of the WDNR, and may be greater or lower than the amount accrued.

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

      The WDNR requested that the Company join it in a cooperative effort to investigate and clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the source area near its facility. The next phase of the cooperative effort is scheduled to occur in 2003 involving a segment downstream of the source area. The Company has provided for these costs. Although participation in a cooperative remedial effort after 2003 for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

      In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At June 30, 2003 and December 31, 2002, the Company had accrued $46.8 million and $36.3 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

7. The Company has four reportable segments based on the criteria set forth in Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, Engine & Power Train Products, and Pump Products. With the acquisition of the FASCO Motors Group ("FASCO") on December 30, 2002, the Company created the Electrical Component Products operating segment. In addition to FASCO, the segment includes certain North American electrical component manufacturing that was previously reported in the Compressor Business. Prior year business segment data has been reclassified to conform to the Company's current presentation. Revenues and operating income by segment for the periods indicated are as follows:

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
      BUSINESS SEGMENT DATA                                JUNE 30,                  JUNE 30,
      (Dollars in millions)                          2003        2002          2003        2002
-------------------------------------------------------------------------------------------------------
      NET SALES:
         Compressor Products                          $223.1        $241.0      $426.8        $433.1
         Electrical Component Products (a)             106.5           2.0       214.3           3.5
         Engine & Power Train Products                 113.6         111.3       243.9         222.8
         Pump Products                                  39.0          40.7        70.9          69.0
         Other (b)                                       0.1           0.3         0.3           0.3
-------------------------------------------------------------------------------------------------------
                Total Net Sales                       $482.3        $395.3      $956.2        $728.7
=======================================================================================================

      OPERATING INCOME:
         Compressor Products                           $19.5         $28.1       $40.4        $ 43.1
         Electrical Component Products                   5.7           0.7         7.6           0.6
         Engine & Power Train Products                  (6.7)          2.1       (10.4)         (0.2)
         Pump Products                                   4.9           6.2         8.4           9.1
         Other (b)                                      (1.1)         (0.4)       (2.1)         (0.4)
         Corporate expenses                             (3.0)         (2.2)       (6.8)         (4.0)
         Restructuring charges and other items         (28.5)        ---         (42.1)         (4.5)
-------------------------------------------------------------------------------------------------------
                Total Operating Income (Loss)           (9.2)         34.5        (5.0)         43.7
         Interest expense                               (6.2)         (1.2)      (11.5)         (2.1)
         Interest income and other, net                  5.2           3.0        10.1           5.8
-------------------------------------------------------------------------------------------------------
      INCOME (LOSS) BEFORE TAXES AND CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING                $(10.2)        $36.3       $(6.4)        $47.4
=======================================================================================================

       (a) Electrical Component Products also has inter-segment sales. Such sales were $35.0 million and $21.8 million for the six and three month periods ended June 30, 2003, respectively, and $33.9 million and $17.9 million for the six and three month periods ended June 30, 2002, respectively

       (b) "Other" consists of non-reportable business segments, primarily MDSI.


8. The cumulative effect from an accounting change of $4.8 million ($3.1 million net of tax) recorded in the first quarter of 2002, resulted from the Company adopting Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets"

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

      effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As required by SFAS No. 142, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired.

9. On March 5, 2003, the Company completed a private placement of $300 million Senior Guaranteed Notes due March 5, 2011. These notes bear interest at a fixed rate of 4.66%. Proceeds from the private placement were used to repay a $250 million bridge loan and pay down borrowings under the Company's revolving credit facility. On March 31, 2003, the remaining $25 million outstanding under the revolver was repaid from available cash resources.

10. On December 30, 2002, the Company acquired FASCO from Invensys Plc for cash of $396.6 million and the assumption of approximately $14.5 million in debt. During the second quarter of 2003, the Company received $14.1 million in cash for purchase price adjustments relating to working capital and employee benefit related items. These proceeds are reflected in the Statement of Cash Flows under "Business acquisition, net of cash acquired."

      Also during the quarter, the Company completed formal tangible and intangible asset valuations for FASCO. Adjustments to preliminary amounts recorded in purchase accounting are reflected in the June 30, 2003 balance sheet. The effect of these adjustments decreased net property, plant and equipment by $35.2 million, increased definite-lived intangibles subject to amortization by $31.6 million, and increased goodwill and indefinite-lived intangibles by $3.6 million.

      The changes in intangible assets were as follows:


                                        Preliminary
                                          Values
                                        Estimated at
                                          Time of         Revised
                                        Acquisition        Values       Estimated Life
Definite-lived Intangibles:
  Non-Compete Agreement                    $ 15.0          $ 15.0            2 years
  Customer Relationships and Contracts       20.0            39.3          6-15 years
  Technology                                  --             12.3          3-10 years

Indefinite-lived Intangibles:
  Trade Name                                 20.0            16.9
                                          -------------------------
                                           $ 55.0          $ 83.5
                                          =========================

11. A portion of export accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian export receivables sold at June 30, 2003 and December 31, 2002 were $64.2 million and $41.2 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $0.1 million, which is included in operating income and allowance for doubtful accounts.

      A provision for estimated future warranty costs and estimated returns for credit relating to warranty are recorded when products are sold and revenue recognized. A reconciliation of the changes in the Company's product warranty liability follows:

           (Dollars in millions)                                Six Months Ended
                                                                 June 30, 2003
                                                                 -------------
           Balance at January 1, 2003                                $30,542
                 Accruals for warranties                               9,340
                 Settlements made (in cash or in kind)                (7,573)
                 Effect of foreign currency translation                  421
                                                                     -------
           Balance at June 30, 2003                                  $32,730
                                                                     =======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 2003 were $482.3 million, compared to $395.3 million in the second quarter of 2002. Consolidated net sales for the six months ended June 30, 2003 amounted to $956.2 million compared to $728.7 million in the first half of 2002. The net increase of $227.5 million for the first half of the year is attributable to FASCO sales of $209.3 million, and higher sales in the Engine & Power Train segment offset by a decline in the Compressor segment.

Consolidated net loss for the second quarter of 2003 amounted to $6.5 million or $0.35 per share compared to net income of $23.4 million or $1.27 per share in the second quarter of 2002. Consolidated net loss for the six months ended June 30, 2003 amounted to $4.1 million or $0.22 per share compared to net income of $27.5 million or $1.49 per share for the same period in 2002. Included in the 2003 first half results are restructuring and impairment charges and other items of $28.5 million ($18.2 million net of tax or $0.99 per share) related to the consolidation of operations in the Engine & Power Train business and related closings and $13.6 million ($8.7 million net of tax or $0.47 per share) related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. First half 2003 operating results were also reduced by $4.2 million ($2.7 million net of tax or $0.15 per share) due to the expensing of inventory write-ups recorded as part of purchase accounting for the FASCO acquisition. Under U.S. Generally Accepted Accounting Principles, inventory acquired in a purchase transaction is required to be written up to "fair value" from cost then recognized in cost of sales as the inventory is sold. This one time event occurring during the first quarter of 2003 will not impact future results. Included in the 2002 first half results are restructuring charges of $4.5 million ($2.8 million net of tax or $0.15 per share) related to the relocation of certain compressor manufacturing operations from the United States to Brazil and the cumulative effect of an accounting change for goodwill ($3.1 million net of tax or $0.17 per share) related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets".

Exclusive of restructuring, impairment and other one-time charges, second quarter results were lower than the prior year due to: weaker results in all of the Company's business segments, the unfavorable impact of a weak U.S. dollar, interest charges on the Company's acquisition related debt, and increased corporate spending primarily related to the integration of FASCO.

Compressor Products

Second quarter 2003 sales in the Company's Compressor business decreased to $223.1 million from $241.0 million in the second quarter of 2002. This decrease was primarily attributable to a 62% decline in U.S. export sales of compressors used for air conditioning due to the effects of the war in Iraq, and the increase in sourcing from Asian manufacturers. In addition, the cool, wet spring resulted in aftermarket sales in the U.S. falling behind last year by 9%. These declines were partially offset by gains in sales of compressors used in refrigeration applications as the Company's Brazilian and Indian operations grow their respective market share. Compressor

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

business sales in the first six months of 2003 declined $6.3 million, or approximately 1.5%, from the first six months of 2002. Sales trends for the first half of 2003 were consistent with the most recent quarter.

Compressor business operating income for the second quarter of 2003 amounted to $19.5 million compared to $28.1 million in the second quarter of 2002. Operating income for the six months ended June 30, 2003 amounted to $40.4 million compared to $43.1 million for the first six months of 2002. The decrease in operating income for the second quarter of 2003 versus the comparable 2002 quarter reflects several factors including lower sales volumes in key segments, unfavorable foreign currency movements, and lower product margins. The decline in U.S. export and aftermarket volumes reduced the profitability of the segment's U.S. operations. Domestic volumes in Brazil were also lower due to a worsening of the local economy as interest rates remained high to control inflation. The strengthening of the Brazilian Real against the U.S. Dollar resulted in remeasurement losses on U.S. Dollar denominated receivables, particularly early in the quarter when the Real strengthened rapidly, versus remeasurement gains in the second quarter of 2002 when the Brazilian Real was weakening in anticipation of Brazilian elections. The weak U.S. Dollar also narrowed margins on U.S. Dollar denominated sales sourced from other foreign operations. Lastly, margins also narrowed as a result of unfavorable product mix, material cost increases in some locations, and lower average sales prices in certain product categories. The decline in profitability experienced in the second quarter 2003 compared to the same period in 2002, is in contrast to the improvement experienced in the first quarter of 2003 where volumes were up over the prior year first quarter and the effects of cost reduction efforts produced positive results. As a result of these two contrasting quarters, the Compressor business' operating results for the first half of 2003 were down 6.3% in comparison to the same period in 2002.

Results from the Company's Brazilian compressor operations for the second quarter of 2003 declined from the comparable prior year period, reflecting a shift in mix to lower priced compressors, increased material and operating costs, lower domestic volumes, and the foreign currency effects noted above. Despite these declines, Brazilian operations remain a key to future competitiveness, and for the three and six month periods ended June 30, 2003 represented 47% and 57% of operating income for the Compressor business compared to 35% and 41%, respectively for the comparable periods in 2002.

Operations in India continued their positive trend, contributing 17% and 14% of the Compressor business' operating income for the second quarter and six month 2003 periods, respectively. Increases in both domestic and export volumes were responsible for the improvement in Indian operations.

Electrical Component Products

With the acquisition of FASCO, the Company has created a new operating segment. In addition to FASCO, the segment includes certain North American electrical component manufacturing that was previously reported in the Compressor business. Prior year business segment data, as

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

presented in the table titled "Results by Business Segments (Unaudited)," has been reclassified to conform to the Company's current presentations.

Electrical Components sales were $106.5 million in the second quarter of 2003, including $104.0 million of sales from FASCO, compared to $2.0 million in the second quarter of 2002. Year-to-date sales amounted to $214.3 million, including $209.3 million of sales from FASCO, compared to $3.5 million in the first half of 2002.

Segment operating profit for the quarter was $5.7 million compared to $0.7 million in 2002. FASCO contributed $6.6 million in operating profit to the second quarter of 2003. Segment operating profit for the first half of the year was $7.6 million compared to $0.6 million for the same period in 2003. FASCO contributed $9.7 million in operating profit to the first half of 2003. During the first quarter of 2003, FASCO's results were reduced by $4.2 million ($2.7 million net of tax or $0.15 per share) for inventory adjustments required by purchase accounting rules.

Engine & Power Train Products

Engine & Power Train business sales amounted to $113.6 million in the second quarter of 2003 compared to $111.3 million in the second quarter of 2002. Sales in the first half of 2003 were $243.9 million compared to $222.8 million in the first half of 2002. The slight improvement in sales for the second quarter reflects a favorable mix of product versus the prior year quarter and the effects on translation of a weaker U.S. dollar. Engine unit deliveries were actually lower during the quarter by 5% and 15% in the U.S. and Europe, respectively, when compared to the same period in 2002. Sales for the first half of the year reflect overall higher U.S. shipment volumes experienced during the first quarter of 2003. However, these sales were predominantly in lower margin engines used for walk behind rotary mowers.

Exclusive of restructuring and impairment charges, the Engine & Power Train business incurred an operating loss of $6.7 million in the second quarter of 2003 compared to an operating profit of $2.1 million in the second quarter of 2002. For the first half of 2003, the business incurred an operating loss of $10.4 million compared to an operating loss of $0.2 million in 2002. The substantial decline in profitability of the segment in the second quarter is attributable to numerous factors including: lower sales volumes, lower average selling prices, higher costs of purchased parts and health care, and expenses associated with the start-up of the new facility in Curitiba, Brazil. These factors also explain the results for the first half of the year except that higher unit volumes were offset by unfavorable mix.

Pump Products

Pump business sales in the second quarter of 2003 amounted to $39.0 million compared to $40.7 million in 2002. Year-to-date sales amounted to $70.9 million in 2003 compared to $69.0 million the previous year. The decline in second quarter sales was primarily attributed to weaker sales in water gardening products due to the cool, wet spring weather. The improvement in first half 2003

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sales was due to increased volumes in condensate products sold to the HVAC and plumbing markets, and in industrial products sold through the aftermarket distribution channel.

Operating income amounted to $4.9 million in the quarter ended June 30, 2003 compared to $6.2 million in the same period of 2002. Operating income in the first half of 2003 decreased to $8.4 million from $9.1 million in 2002. The decrease in operating income in the second quarter 2003 compared to 2002 is attributable to lower sales volumes and increased administrative costs.

Restructuring Charges and Other Items

Second quarter 2003 results were adversely affected by a restructuring and impairment charge of $28.5 million ($18.2 million net of tax or $0.99 per share) related to the consolidation of operations in the Engine & Power Train business. As previously announced, the restructuring includes the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities, and the relocation of certain production capacities to the new Curitiba, Brazil facility and other existing U.S. locations. The closings affect approximately 550 and 250 people at the Douglas and Sheboygan Fall facilities, respectively. The restructuring and impairment charge, which has been recognized in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," includes approximately $6.8 million in earned severance and future benefit costs relating to manpower reductions, $2.0 million in plant closing and exit costs incurred through June 30, 2003, and $19.7 million in asset impairment charges for idled equipment and facilities. The amount of severance and future benefit costs mentioned above includes $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility. Benefits of the restructuring likely will not be noticeable until the first quarter of 2004 when the new facility is fully functional.

Under SFAS No. 146, severance payments that require future service to be received is accrued as earned and other costs are only recognized to the extent a liability has been incurred. Accordingly, under the restructuring plan, the Company expects to recognize additional plant closing and exit costs of $3.4 million, and a curtailment gain of $4.4 million related to other post-employment benefits at the Sheboygan Falls, Wisconsin facility in the third, and possibly, fourth quarters of 2003.

As of June 30, 2003, manufacturing operations at the Douglas, Georgia facility had ceased and approximately 90% of the employees had been dismissed. Through June 30, 2003 the Company had paid approximately $0.3 million in severance costs and $1.6 million in closing and exit costs related to the Engine & Power Train business restructuring action.

First half 2003 results were adversely affected by a $13.6 million ($8.7 million net of tax or $0.47 per share) charge, recognized in the first quarter, related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. On March 25, 2003, with the cooperation of the Environmental Protection Agency, the Company entered into a liability transfer agreement with Pollution Risk Services, LLC ("PRS"), whereby PRS assumed substantially all of the Company's responsibilities, obligations and liabilities for remediation of the Sheboygan River and Harbor Superfund Site (the "Site"). While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The cost of the liability transfer arrangement was $39.2 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The charge consists of the difference between the cost of the arrangement and amounts previously accrued for the cleanup. The Company also maintains a reserve of $0.5 million to reflect its potential environmental liability arising from operations at the Site, including potential liabilities not assumed by PRS pursuant to the arrangement. Additional information is available in the Company's Form 8-K filed on April 9, 2003.

First half 2002 results were adversely affected by a $4.5 million ($2.8 million net of tax or $0.15 per share) restructuring charge in the Compressor segment recognized in the first quarter. The charge relates to the decision to relocate the production of additional rotary compressor product lines to Brazil from the United States and consists of the write-down of certain equipment, which will not be used in other operations.

Accounting Change

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

Interest Expense

Interest expense amounted to $6.2 million in the second quarter of 2003 compared to $1.2 million in the second quarter of 2002. Interest expense amounted to $11.5 million in the first half of 2003 compared to $2.1 million in the same period of 2002. The increase is primarily related to the temporary and permanent financing added in connection with the acquisition of FASCO. See "LIQUIDITY, CAPITAL RESOURCES AND RISKS" for further information regarding this debt.

Interest Income and Other, Net

Interest income and other, net amounted to $5.2 million in the second quarter of 2003 compared to $3.0 million in the second quarter of 2002. Interest income and other, net amounted to $10.1 million in the first half of 2003 compared to $5.8 million in the same period of 2002. This increase resulted primarily from higher cash balances in Brazil.

Taxes on Income

The effective income tax rate was 36.0% in the second quarter of 2003 and first half of the year, compared to 35.5% in the comparable periods of 2002.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Outlook

The outlook for the balance of the year remains somewhat uncertain. The accretive impact of FASCO's results are expected to be positive, but results from the Company's traditional Compressor, Engine & Power Train and Pump segments are expected to be soft in relation to the prior year, reflecting little economic growth, higher costs and the unfavorable effects of a weak U.S. dollar.

Each of the Company's business segments operates in highly competitive environments characterized by excess worldwide production capacity, new competitors located in countries with lower labor costs, resulting in overall price deflation. The Company's fundamental strategy to remain competitive is to manufacture high volume commodity-like components in low cost manufacturing locations, while providing final customization of engineered products to niche markets near the point of consumption. As a result, it is still possible that further restructuring actions will be necessary to realign the Company's productive capabilities. Plans continue to be developed to determine how best to further reorganize the Company's operations and product offerings in light of current and rapidly changing market conditions.

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first half of 2003 used cash of $13.8 million compared to a source of $68.3 million in 2002. The greater use of cash in 2003 resulted primarily from lower profitability, higher net working capital needs, and the $39.2 cash payment for the Liability Transfer and Assumption Agreement. Working capital of $543.0 million at June 30, 2003 was up slightly from $503.7 million at the end of 2002.

Capital spending during the first half of 2003 was $31.6 million compared to $35.0 million in the first half of 2002. Total capital spending for 2003 is projected to remain near 2002 levels.

On December 30, 2002, the Company acquired FASCO from Invensys Plc for cash of $396.6 million and the assumption of approximately $14.5 million in debt. The acquisition was financed, in part, with proceeds from new bank borrowings including $250 million from a six-month bridge loan and $75 million from a new three-year $125 million revolving credit facility. On March 5, 2003, the Company completed a private placement of $300 million Senior Guaranteed Notes due March 5, 2011. These notes bear interest at a fixed rate of 4.66%. Proceeds from the private placement were used to repay the bridge loan and pay down borrowings under the revolving credit facility. On March 31, 2003, the remaining $25 million outstanding on the revolver was repaid from available cash resources.

Working capital requirements, planned capital investment and stock repurchase expenditures, if any, for 2003 are expected to be financed primarily through internally generated funds; however, short-term borrowings and various financial instruments are utilized from time to time to hedge currency risk and finance foreign working capital requirements. As noted above, the Company

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

At June 30, 2003 and December 31, 2002, the Company had accrued $46.8 and $36.3 million, respectively, for environmental remediation, including $40.2 and $29.2 million, respectively, relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first half of 2003.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At June 30, 2003 and December 31, 2002, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $15.6 and $4.9 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors, electrical components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at June 30, 2003 and December 31, 2002 were $13.2 and $14.6 million, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 4
                            CONTROLS AND PROCEDURES

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibit
                Number     Description

                 31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 32.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



    (b) On April 8, 2003, the Company filed a report on Form 8-K announcing manufacturing restructuring actions.

             On April 9, 2003, the Company filed a report on Form 8-K reporting the Company's entrance into a Liability Transfer and Assumption Agreement with Pollution Risk Services, LLC in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin.

             On April 17, 2003, the Company filed a report on Form 8-K reporting changes in registrant's certifying accountant.

             On April 22, 2003, the Company filed a report on Form 8-K reporting changes in registrant's certifying accountant.

             On April 25, 2003, the Company filed a report on Form 8-K regarding its 2003 first quarter consolidated results.

             On May 7, 2003, the Company filed a report on Form 8-K announcing plant closing of Sheboygan Falls, Wisconsin Diecasting facility.

             On May 16, 2003, the Company filed a report on Form 8-K reporting changes in registrant's certifying accountant.

             On July 7, 2003, the Company filed a report on Form 8-K lowering the Company's second quarter earnings expectations.

             On July 25, 2003, the Company filed a report on Form 8-K reporting its second quarter 2003 financial data and investor presentation.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                                    SIGNATURE







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TECUMSEH PRODUCTS COMPANY
                                      -------------------------
                                             (Registrant)



Dated:  August 1, 2003           BY:     /s/ DAVID W. KAY
      ------------------             -----------------------------------------
                                       David W. Kay
                                        Vice President, Treasurer and
                                         Chief Financial Officer (on behalf of
                                         the Registrant and as principal
                                         financial officer)

                                 EXHIBIT INDEX


               Exhibit
                Number     Description

                 31.1      Section 302 Certification of Chief Executive Officer

                 31.2      Section 302 Certification of Chief Financial Officer

                 32.1      Section 906 Certification of Chief Executive Officer

                 32.2      Section 906 Certification of Chief Financial Officer