Form 10-Q
period 2003-09-30
TECUMSEH PRODUCTS CO
filed 2003-11-13
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT of 1934
         For the quarterly period ended September 30, 2003

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

      Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Stock                       Outstanding at September 30, 2003
--------------------------------------------------------------------------------
Class B Common Stock, $1.00 par value                      5,077,746
Class A Common Stock, $1.00 par value                     13,401,938

                            TABLE OF CONTENTS                                  Page

Part I.  Financial Information
    Item 1. Financial Statements
          Consolidated Condensed Balance Sheets                                  3
          Consolidated Condensed Statements of Income                            4
          Consolidated Condensed Statements of Cash Flows                        5
          Notes to Consolidated Condensed Financial Statements                   6
    Item 2.  Management's Discussion and Analysis of Financial Condition        13
             and Results of Operations
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk         22
    Item 4.  Controls and Procedures                                            23
Part II.  Other Information                                                     24
    Item 6.  Exhibits and Reports on Form 8-K.                                  24
Signatures                                                                      25
Certification of CEO Pursuant to Section 302                                 Exh 31.1
Certification of CFO Pursuant to Section 302                                 Exh 31.2
Certification of CEO Pursuant to Section 906                                 Exh 32.1
Certification of CFO Pursuant to Section 906                                 Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)



  (Dollars in millions, except par value)                                      SEPTEMBER 30,          December 31,
ASSETS                                                                             2003                  2002
                                                                                ----------            ----------
Current Assets:
   Cash and cash equivalents                                                    $    280.5            $    333.1
   Accounts receivable, less allowance for doubtful accounts of
     $6.7 in 2003 and $9.2 in 2002                                                   252.3                 242.4
   Inventories                                                                       301.3                 304.0
   Deferred and recoverable income taxes                                              57.9                  51.4
   Other current assets                                                               33.2                  24.2
                                                                                ----------            ----------
         Total current assets                                                        925.2                 955.1

Property, plant, and equipment, at cost, net of accumulated
 depreciation of $776.2 in 2003 and $690.6 in 2002                                   553.5                 570.5
Goodwill and other intangibles                                                       349.1                 329.1
Deferred income taxes                                                                 20.9                  32.2
Prepaid pension expense                                                              173.0                 162.8
Other assets                                                                          53.6                  13.3
                                                                                ----------            ----------
         Total assets                                                           $  2,075.3            $  2,063.0
                                                                                ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                      $    164.1            $    172.6
   Income taxes payable                                                                4.3                   8.6
   Short-term borrowings                                                              72.3                 112.6
   Accrued liabilities                                                               157.0                 157.6
                                                                                ----------            ----------
         Total current liabilities                                                   397.7                 451.4

Long-term debt                                                                       314.2                 298.2
Deferred income taxes                                                                 31.3                  33.6
Other postretirement benefit liabilities                                             215.8                 217.3
Product warranty and self-insured risks                                               22.7                  21.3
Accrual for environmental matters                                                     39.7                  29.5
Pension liabilities                                                                   37.9                  32.8
                                                                                ----------            ----------
         Total liabilities                                                         1,059.3               1,084.1
                                                                                ----------            ----------

Stockholders' Equity:
   Class A common stock, $1 par value; authorized 75,000,000 shares;
     issued and outstanding 13,401,938 shares in 2003 and 2002                        13.4                  13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares;
     issued and outstanding 5,077,746 shares in 2003 and 2002                          5.1                   5.1
   Retained earnings                                                               1,076.2               1,078.9
   Accumulated other comprehensive loss                                              (78.7)               (118.5)
                                                                                ----------            ----------
         Total stockholders' equity                                                1,016.0                 978.9
                                                                                ----------            ----------
         Total liabilities and stockholders' equity                             $  2,075.3            $  2,063.0
                                                                                ==========            ==========

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



         (Dollars in millions except per share data)                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                         ----------------------     --------------------------
                                                                           2003          2002          2003            2002
                                                                         --------     ---------     ----------      ----------
Net Sales                                                                $  438.5     $   310.9     $  1,394.7      $  1,039.6
   Cost of sales and operating expenses                                     379.7         261.1        1,212.7           882.1
   Selling and administrative expenses                                       37.2          29.4          123.3            88.9
   Restructuring charges and other items                                     (3.3)       --               38.8             4.5
                                                                         --------     ---------     ----------      ----------
Operating Income                                                             24.9          20.4           19.9            64.1
   Interest expense                                                          (6.8)         (1.4)         (18.3)           (3.5)
   Interest income and other, net                                             6.6           3.0           16.7             8.8
                                                                         --------     ---------     ----------      ----------
Income before taxes and cumulative effect of accounting change               24.7          22.0           18.3            69.4
   Income tax expense                                                         5.7           7.8            3.4            24.6
                                                                         --------     ---------     ----------      ----------
Income before cumulative effect of accounting change                         19.0          14.2           14.9            44.8
                                                                         ========     =========     ==========      ==========
Cumulative effect of accounting change for goodwill, net of tax              --            --             --              (3.1)
                                                                         --------     ---------     ----------      ----------
Net Income                                                               $   19.0     $    14.2     $     14.9      $     41.7


Basic and Diluted Earnings Per Share:
   Income before cumulative effect of accounting change                  $   1.03     $    0.77     $     0.81      $     2.42
   Cumulative effect of accounting change for goodwill                        --            --             --            (0.17)
                                                                         --------     ---------     ----------      ----------
   Net Income                                                            $   1.03     $    0.77     $     0.81      $     2.25
                                                                         ========     =========     ==========      ==========

Weighted Average Shares (in thousands)                                     18,480        18,480         18,480          18,480
                                                                         ========     =========     ==========      ==========

Cash Dividends Declared Per Share                                        $   0.32     $    0.32     $     0.96      $     0.96
                                                                         ========     =========     ==========      ==========




The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


  (Dollars in millions)                                                               NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   -----------------------
                                                                                     2003           2002
                                                                                   --------       --------
Cash Flows from Operating Activities:
   Income before cumulative effect of accounting change                            $   14.9       $   44.8
   Adjustments to reconcile income before cumulative effect of accounting change to net cash provided by operating activities:
      Depreciation and amortization                                                    68.7           48.7
      Non-cash restructuring charges and other items                                   22.4            4.5
      Accounts receivable                                                               2.8           (3.7)
      Inventories                                                                      19.5          (15.3)
      Payables and accrued expenses                                                   (48.8)          32.9
      Prepaid pension expense                                                         (12.0)         (21.6)
      Deferred and recoverable taxes                                                    3.1          (11.5)
      Net effect of environmental payment                                             (25.6)          --
      Other                                                                            (6.6)           1.2
                                                                                   --------       --------
                  Cash Provided By Operating Activities                                38.4           80.0
                                                                                   --------       --------

Cash Flows from Investing Activities:
   Business acquisition, net of cash acquired                                          10.6           (4.0)
   Capital expenditures                                                               (61.3)         (41.3)
                                                                                   --------       --------
                  Cash Used In Investing Activities                                   (50.7)         (45.3)
                                                                                   --------       --------

Cash Flows from Financing Activities:
   Dividends paid                                                                     (17.7)         (17.7)
   Decrease in borrowings, net                                                        (36.2)          40.8
                                                                                   --------       --------
                  Cash Provided By (Used In) Financing Activities                     (53.9)          23.1
                                                                                   --------       --------

Effect Of Exchange Rate Changes On Cash                                                13.6           (6.2)
                                                                                   --------       --------

Increase (Decrease) In Cash and Cash Equivalents                                      (52.6)          51.6

Cash and Cash Equivalents:
                  Beginning of Period                                                 333.1          317.6
                                                                                   --------       --------
                  End of Period                                                    $  280.5       $  369.2
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The consolidated condensed financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 2002 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP"). The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 2002. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

2.       Inventories consisted of:


                                               SEPTEMBER 30,        DECEMBER 31,
             (Dollars in millions)                 2003                2002
         -----------------------------------------------------------------------
          Raw material and work in process      $  157.4            $  164.3
          Finished goods                           129.3               123.5
          Supplies                                  14.6                16.2
         -----------------------------------------------------------------------
          Total Inventories                     $  301.3            $  304.0
         =======================================================================


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

         As part of these initiatives, the Company began a restructuring action during the second quarter of 2003 related to the Engine & Power Train business. The restructuring includes the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities, and the relocation of certain production capacities to the new Curitiba, Brazil facility and other existing U.S. locations. The closings affected approximately 550 and 250 people at the Douglas and Sheboygan Falls facilities, respectively. As a result of these actions, the Company has incurred both charges and gains which have been recognized over the second and third quarters of 2003 in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 88 "Employer's Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and Termination Benefits."

         Through September 30, 2003, the Company has recognized a total of $31.0 million in charges and $5.8 million in gains with respect to these restructuring actions. Included in the charges are approximately $7.5 million in earned severance pay and future benefit costs relating to manpower reductions, $3.2 million in plant closing and exit costs incurred through September 30, 2003, and $20.3 million in asset impairment charges for idled equipment and facilities. The amount of severance pay and future benefit costs mentioned above includes $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)



         The gains represent curtailment gains associated with other post-employment benefits. Under U.S. GAAP, such gains are not recognizable until the affected employees have been severed and, accordingly, were recorded in the third quarter of 2003.

         Under SFAS No. 146, severance payments that require future service to be received is accrued as earned and other costs are only recognized to the extent a liability has been incurred. Accordingly, $28.5 million and $2.5 million of the charges were recognized in the second and third quarters, respectively. Additionally, the Company expects to incur further charges of approximately $3.2 million in the fourth quarter of 2003.

         As of September 30, 2003, manufacturing operations at both the Douglas, Georgia and Sheboygan Falls, Wisconsin operations had ceased. With respect to the Douglas Facility, substantially all the employees had been dismissed and all related severance costs paid. With respect to the Sheboygan Falls facility, substantially all the employees had been dismissed and approximately 13% of the estimated $1.0 million severance costs had been paid.

         Nine month 2003 results were also adversely affected by a $13.6 million ($8.7 million net of tax or $0.47 per share) charge, recognized in the first quarter, related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. On March 25, 2003, with the cooperation of the Environmental Protection Agency, the Company entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement") with Pollution Risk Services, LLC ("PRS"), whereby PRS assumed substantially all of the Company's responsibilities, obligations and liabilities for remediation of the Sheboygan River and Harbor Superfund Site (the "Site"). While the Company believes the Liability Transfer Agreement with PRS is sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, Liability Transfer Agreement does not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The cost of the Liability Transfer Agreement was $39.2 million. The charge consists of the difference between the cost of the Liability Transfer Agreement and amounts previously accrued for the cleanup. The Company also maintains a reserve of $0.5 million to reflect its potential residual environmental liability arising from operations at the Site, including potential liabilities not assumed by PRS pursuant to the Liability Transfer Agreement. Additional information is available in the Company's Form 8-K filed on April 9, 2003.

         Nine month 2002 results were adversely affected by a $4.5 million ($2.9 million net of tax or $0.16 per share) restructuring charge in the Compressor segment recognized in the first quarter. The charge relates to the decision to relocate the production of additional rotary compressor product lines to Brazil from the United States and consists of the write-down of certain equipment, which will not be used in other operations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)



4.       The following table reports the Company's comprehensive income:



                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
         COMPREHENSIVE INCOME                                     SEPTEMBER 30,                SEPTEMBER 30,
            (Dollars in millions)                              2003          2002           2003          2002
         -------------------------------------------------------------------------------------------------------
          Net Income                                         $  19.0       $  14.2        $  14.9       $  41.7
          Other comprehensive income (loss):
             Foreign currency translation adjustments            2.2         (33.4)          39.8         (41.1)
             Minimum pension liability                           --           --             --            --
         -------------------------------------------------------------------------------------------------------
          Total Comprehensive Income (Loss)                  $  21.2       ($ 19.2)       $  54.7       $   0.6
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

         On March 25, 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of the Company's responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, the Company has purchased Remediation Cost Cap insurance, with a thirty (30) year term, in the amount of $100,000,000 and Environmental Site Liability insurance in the amount of $20,000,000. The Company believes such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. On October 10, 2003, in conjunction with the Liability Transfer Agreement, the Company completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.

         In connection with the Liability Transfer Agreement, the Company has received an opinion from its outside tax counsel that substantially all of the payment made to PRS should be currently deductible for federal purposes.

         The total cost of the Liability Transfer Agreement to the Company, including the cost of the insurance policies, was $39.2 million. The Company recognized a nonrecurring charge of $13.6 million ($8.7 million net of tax ) in the first quarter of 2003. The charge consists of the difference between the cost of the Liability Transfer Agreement and amounts previously accrued for the cleanup. The Company continues to maintain an additional reserve of $0.5 million to reflect its potential residual environmental liability arising from operations at the Site, including potential liabilities not assumed by PRS pursuant to the Liability Transfer Agreement.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

         It is the intent of the Company, PRS and the EPA to negotiate provisions that would add PRS as a PRP by amendment to the Consent Decree, which requires the approval of the U.S. Department of Justice. Until such approval is received, U.S. GAAP requires that the Company continue to record the full amount of the estimated remediation liability of $39.7 million and a corresponding asset of $39.2 million included in Other Assets in the balance sheet. While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a discharge or release of the Company's liabilities with respect to the Site. The actual cost of this obligation will be governed by numerous factors, including the requirements of the WDNR, and may be greater or lower than the amount accrued.

         With respect to other environmental matters, the Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At September 30, 2003, the Company had accrued $2.7 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigative efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing, and cost of off-site remediation requirements, if any, are not presently determinable.

         The WDNR requested that the Company join it in a cooperative effort to investigate and clean up PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the source area near its facility. The next phase of the cooperative effort is scheduled to occur mid-2004 involving a segment downstream of the source area. The Company has provided for these estimated costs. Although participation in a cooperative remedial effort after this phase for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

         In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At September 30, 2003 and December 31, 2002, the Company had accrued $46.5 million and $36.3 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)




6. The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters incidental to its business. Although the ultimate outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a material adverse effect on the consolidated financial position or results of operations of the Company.

7. The Company has four reportable segments based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, Engine & Power Train Products, and Pump Products. With the acquisition of the FASCO Motors Group ("FASCO") on December 30, 2002, the Company created the Electrical Component Products operating segment. In addition to FASCO, the segment includes certain North American electrical component manufacturing that was previously reported in the Compressor Business. Prior year business segment data has been reclassified to conform to the Company's current presentation. Revenues and operating income by segment for the periods indicated are as follows:

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
          BUSINESS SEGMENT DATA                                         SEPTEMBER 30,                   SEPTEMBER 30,
               (Dollars in millions)                                 2003           2002             2003             2002
         --------------------------------------------------------------------------------------------------------------------
          NET SALES:
             Compressor Products                                  $  193.8       $  181.9       $    620.6       $    615.0
             Electrical Component Products (a)                       101.5            2.3            315.8              5.8
             Engine & Power Train Products                           113.2           97.9            357.1            320.7
             Pump Products                                            29.7           28.4            100.6             97.4
             Other (b)                                                 0.3            0.4              0.6              0.7
         --------------------------------------------------------------------------------------------------------------------
                    Total Net Sales                               $  438.5       $  310.9       $  1,394.7       $  1,039.6
         ====================================================================================================================
          OPERATING INCOME:
             Compressor Products                                  $   15.5       $   22.6       $     55.9       $     65.7
             Electrical Component Products                             3.9           (2.1)            11.5             (1.5)
             Engine & Power Train Products                             3.3            0.2             (7.1)             0.0
             Pump Products                                             3.3            3.3             11.7             12.4
             Other (b)                                                (0.8)          (0.9)            (2.9)            (1.3)
             Corporate expenses                                       (3.6)          (2.7)           (10.4)            (6.7)
             Restructuring charges and other items                     3.3            --             (38.8)            (4.5)
         --------------------------------------------------------------------------------------------------------------------
                    Total Operating Income                            24.9           20.4             19.9             64.1
             Interest expense                                         (6.8)          (1.4)           (18.3)            (3.5)
             Interest income and other, net                            6.6            3.0             16.7              8.8
         --------------------------------------------------------------------------------------------------------------------
          INCOME  BEFORE TAXES AND CUMULATIVE
            EFFECT OF ACCOUNTING CHANGE                           $   24.7       $   22.0       $     18.3       $     69.4
         ====================================================================================================================


         (a) Electrical Component Products also has inter-segment sales. Such sales were $54.5 million and $17.2 million for the nine and three month periods ended September 30, 2003, respectively, and $46.1 million and $12.2 million for the nine and three month periods ended September 30, 2002, respectively.

         (b) "Other" consists of non-reportable business segments, primarily MDSI.

8. The cumulative effect from an accounting change of $4.8 million ($3.1 million net of tax) recorded in the first quarter of 2002, resulted from the Company adopting SFAS No. 142

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)



         "Goodwill and Other Intangible Assets" effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As required by SFAS No. 142, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired.

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

         In addition, during the third quarter 2003, the Company entered into two pay variable, receive fixed interest rate swap agreements to lower the Company's overall borrowing costs. The agreements have a total notional principle amount of $125 million with maturity terms that match the Company's Senior Guaranteed Notes. The variable interest payments are based upon 60 day LIBOR.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)


         Also during the second quarter, the Company completed formal tangible and intangible asset valuations for FASCO. Adjustments to preliminary amounts recorded in purchase accounting are reflected in the September 30, 2003 balance sheet. The effect of these adjustments decreased net property, plant and equipment by $35.2 million, increased definite-lived intangibles subject to amortization by $31.6 million, and increased goodwill and indefinite-lived intangibles by $3.6 million. The changes in intangible assets were as follows:


                                                                             Preliminary
                                                                                Values
                                                                              Estimated at
                                                                                Time of           Revised      Estimated Life
                                                                              Acquisition         Values
                                                                             ---------------------------------------------------
          Definite-lived Intangibles:
            Non-Compete Agreement                                               $  15.0         $  15.0           2 years
            Customer Relationships and Contracts                                   20.0            39.3         6-15 years
            Technology                                                             --              12.3         3-10 years

          Indefinite-lived Intangibles:
            Trade Name                                                             20.0            16.9
                                                                             ------------------------------
                                                                                $  55.0         $  83.5
                                                                             ==============================


11. A portion of export accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian export receivables sold at September 30, 2003 and December 31, 2002 were $55.0 million and $41.2 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $0.1 million, which is included in operating income and allowance for doubtful accounts.

         A provision for estimated future warranty costs and estimated returns for credit relating to warranty are recorded when products are sold and revenue recognized. A reconciliation of the changes in the Company's product warranty liability follows:



                                                               Nine Months Ended
           (Dollars in millions)                              September 30, 2003
                                                            ----------------------
           Balance at January 1, 2003                              $  30.5
                 Accruals for warranties                              12.6
                 Settlements made (in cash or in kind)               (12.0)
                 Effect of foreign currency translation                0.5
                                                            ----------------------
           Balance at September 30, 2003                           $  31.6
                                                            ======================

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 2003 amounted to $438.5 million compared to sales of $310.9 million in the third quarter of 2002. Consolidated sales for the nine months ended September 30, 2003 were $1,394.7 million compared to sales of $1,039.6 million in the first nine months of 2002. The net increase in sales of $127.6 million for the third quarter includes FASCO sales of $99.1 million as well as moderate increases in all other business segments. The net increase of $355.1 million for the first nine months also includes FASCO sales of $308.4 million, as well as moderate increases in all other business segments.

Consolidated net income for the third quarter of 2003 amounted to $19.0 million or $1.03 per share compared to $14.2 million or $0.77 per share in the third quarter of 2002. Included in reported results for the third quarter of 2003 is a net gain of $3.3 million ($2.1 million net of tax or $0.11 per share) resulting from the restructuring actions in the Engine & Power Train business announced in the second quarter of 2003. Third quarter results were also favorably impacted by several income tax related items. The resolution of prior years' federal income tax audits reduced the Company's currently payable provision for income taxes by $1.9 million. The Company's effective federal income tax rate was further reduced by adjustments to the provision for deferred taxes pertaining to unremitted earnings of foreign subsidiaries. Third quarter 2003 results include the income of the FASCO Motors Group ("FASCO"), which was acquired on December 30, 2002. FASCO's operating income for the quarter was $4.9 million.

Consolidated net income for the first nine months of 2003 amounted to $14.9 million or $0.81 per share compared to $41.7 million or $2.25 per share in the same period of 2002. In addition to the third quarter net gain from restructuring actions and the federal income tax-related items mentioned above, results for the first nine months of 2003 include a charge of $13.6 million ($8.7 million net of tax or $0.47 per share) recorded in the first quarter related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility and a restructuring charge of $28.5 million ($18.2 million net of tax or $0.99 per share) recorded in the second quarter related to the consolidation of operations in the Engine & Power Train business and related plant closings. Year-to-date 2003 operating results were also reduced by $4.2 million ($2.7 million net of tax or $0.15 per share) due to the expensing of inventory write-ups recorded as part of purchase accounting for the FASCO acquisition as required by U.S. Generally Accepted Accounting Principles. Year-to-date results have also been negatively impacted by a $5.6 million charge related to the amortization of a non-compete agreement arising from the FASCO acquisition. Included in the 2002 first half results is a restructuring charge of $4.5 million ($2.9 million net of tax or $0.16 per share) related to the relocation of certain compressor manufacturing operations from the United States to Brazil and the cumulative effect of an accounting change for goodwill ($3.1 million net of tax or $0.17 per share) related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets."

Exclusive of restructuring and other one-time items, third quarter operating income was slightly lower than the prior year due to weaker results in the Compressor business segment and interest

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



charges on the Company's acquisition related debt, partially offset by improvement in the Engine & Power Train business and the addition of FASCO.

Compressor Products

Third quarter 2003 sales in the Company's Compressor business increased to $193.8 million from $181.9 million in the third quarter of 2002. This increase was primarily attributable to effects of foreign currency translation which increased sales by approximately $11.3 million. Otherwise, gains in sales of compressors used in refrigeration applications and, to a lesser extent, gains in U.S. export sales of compressors used in air conditioning that rebounded after the second quarter slowdown caused by the war in Iraq were offset by declines in sales of compressors used in unitary air conditioning and commercial applications. In addition, aftermarket sales into the distribution and replacement markets were negatively affected by cool, wet weather declining nearly 14% from third quarter 2002 levels. Compressor business sales in the first nine months of 2003 increased $5.6 million, or approximately 0.9%, from the first nine months of 2002. The relatively flat sales reflect an increase due to currency translation and a 36% increase in sales of compressors utilized in refrigeration applications, more than offset by declines in sales of compressors used in air conditioning.

Compressor business operating income for the third quarter of 2003 amounted to $15.5 million compared to $22.6 million in the third quarter of 2002. Operating income for the nine months ended September 30, 2003 amounted to $55.9 million compared to $65.7 million for the first nine months of 2002. The decrease in operating income for the third quarter of 2003 versus the comparable 2002 quarter reflects several factors, including an unfavorable sales mix, unfavorable foreign currency movements, and lower product margins. The continued decline in overall U.S. manufactured volumes reduced the profitability of the segment's U.S. operations. Results in Brazil were also lower in the third quarter of 2003 versus 2002, partially due to $3.7 million of net re-measurement gains from foreign currency-denominated transactions in the third quarter of 2002 that did not recur in 2003. The weak U.S. dollar narrowed margins on U.S. dollar denominated sales sourced from Brazil and other foreign operations. Lastly, margins were adversely affected by unfavorable product sales mix, material cost increases in some locations, and lower average sales prices in certain product categories. The decline in profitability experienced in the second and third quarters of 2003 compared to the same periods in 2002 is in contrast to the improvement experienced in the first quarter of 2003 where volumes were up over the prior year first quarter and the effects of cost reduction efforts produced positive results. As a result of these two contrasting periods, the Compressor business' operating results for the first nine months of 2003 were down 14.9% in comparison to the same period in 2002.

Results from the Company's Brazilian compressor operations for the third quarter of 2003 declined from the comparable prior year period, reflecting a shift in sales mix to lower priced compressors, increased material and operating costs, and the foreign currency effects noted above. Despite these declines, Brazilian operations remain a key to future competitiveness, and for the three and nine month periods ended September 30, 2003, represented 64% and 59% of operating income

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


for the Compressor business compared to 64% and 50%, respectively for the comparable periods in 2002.

The stagnant European economy combined with the strengthening European currency resulted in reduced operating profits at the Company's European Compressor operations versus a year ago. Compressor operations in India were also below last year's third quarter results, primarily due to reduced sales in the refrigerator and freezer markets.

Electrical Component Products

With the acquisition of FASCO, the Company has created a new operating segment. In addition to FASCO, the segment includes certain North American electrical component manufacturing that was previously reported in the Compressor business. Prior year business segment data, as presented in the table titled "Results by Business Segments (Unaudited)," has been reclassified to conform to the Company's current presentations.

Electrical Components sales were $101.5 million in the third quarter of 2003, including $99.1 million of sales from FASCO, compared to $2.3 million in the third quarter of 2002. Year-to-date sales amounted to $315.8 million, including $308.4 million of sales from FASCO, compared to $5.8 million in the first nine months of 2002.

Segment operating profit for the quarter was $3.9 million compared to a loss of $2.1 million in 2002. FASCO contributed $4.9 million in operating profit to the third quarter of 2003. Segment operating profit for the first nine months of the year was $11.5 million compared to a loss of $1.5 million for the same period in 2002. FASCO contributed $14.6 million in operating profit to the first nine months of 2003. FASCO's results for the three and nine month periods have been reduced by $1.9 million ($1.2 million net of tax or $0.07 per share) and $5.6 million ($3.6 million net of tax or $0.19 per share), respectively, respectively, for amortization of a non-compete agreement arising from the acquisition. The non-compete agreement is being amortized over a two year period. In addition, during the first quarter of 2003, FASCO's results were reduced by $4.2 million ($2.7 million net of tax or $0.15 per share) for inventory adjustments required by purchase accounting rules.

Engine & Power Train Products

Engine & Power Train business sales amounted to $113.2 million in the third quarter of 2003 compared to $97.9 million in the third quarter of 2002. Sales in the first nine months of 2003 were $357.1 million compared to $320.7 million in the first nine months of 2002. The improvement in sales for the third quarter reflects a 29% improvement in unit volume of engines used for snow throwers. Sales for the first nine months of the year reflect overall higher U.S. shipment volumes and the effects of translation from a weaker U.S. dollar, partially offset by lower volumes in Europe where the dry, hot summer has dramatically slowed sales.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



Exclusive of restructuring charges and gains, the Engine & Power Train business operating income in the third quarter of 2003 amounted to $3.3 million compared to $0.2 million in the third quarter of 2002. For the first nine months of 2003, the business incurred an operating loss of $7.1 million compared to breakeven in 2002. The improvement in third quarter results is attributable to the increased volume of engines for snow throwers and lower fixed costs resulting from the closure of the Douglas, Georgia facility. Offsets include higher engineering costs associated with new product development and startup costs associated with the new facility in Curitiba, Brazil. The substantial decline in profitability of the segment for the first nine months is attributable to numerous factors, including less favorable sales mix, lower average selling prices, higher costs of purchased parts, excess capacity and production inefficiency costs, rising health care expenses and startup expenses associated with the new facility in Curitiba, Brazil, as well as weak sales volumes in Europe.

Pump Products

Pump business sales in the third quarter of 2003 amounted to $29.7 million compared to $28.4 million in 2003. Year-to-date sales amounted to $100.6 million in 2003 compared to $97.4 million the previous year. The increase in third quarter sales was primarily attributed to higher volumes in the retail and plumbing sectors, which were spurred by the inclement weather in the eastern United States. The slight improvement in the first nine months of 2003 sales was due to the same third quarter factors, plus increased volumes in condensate products sold to the HVAC and plumbing markets and in industrial products sold through the aftermarket distribution channel, offset by lower volumes in the heavy industrial market.

Operating income amounted to $3.3 million in the quarter ended September 30, 2003 compared to $3.3 million in the same period of 2002. Operating income in the first nine months of 2003 decreased to $11.7 million from $12.4 million in 2002. The slight decrease in operating income for the first nine months of 2003 compared to 2002 is primarily attributable to increased administrative costs and unfavorable sales mix.

Restructuring Charges and Other Items

Third quarter 2003 results were favorably affected by $3.3 million ($2.1 million net of tax or $0.11 per share) for net gains recognized pursuant to the restructuring actions announced in the second quarter involving the Engine & Power Train business. These actions included the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities and the relocation of certain production capacities to the new Curitiba, Brazil facility and other existing U.S. locations. As a result of these actions, the Company has incurred both charges and gains, which have been recognized over the second and third quarters of 2003 in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 88 "Employer's Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and Termination Benefits."

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



As of September 30, 2003, the Company has recognized $31.0 million in charges and $5.8 million in gains with respect to these restructuring actions. Included in the charges are approximately $7.5 million in earned severance pay and future benefit costs relating to manpower reductions, $3.2 million in plant closing and exit costs incurred through September 30, 2003, and $20.3 million in asset impairment charges for idled equipment and facilities. The amount of severance pay and future benefit costs mentioned above includes $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility. The gains represent curtailment gains associated with other post-employment benefits. Under U.S. GAAP, such gains are not recognizable until the affected employees have been severed and, accordingly, were recorded in the third quarter of 2003.

Under SFAS No. 146, severance payments that require future service to be received is accrued as earned and other costs are only recognized to the extent a liability has been incurred. Accordingly, $28.5 million and $2.5 million of the charges were recognized in the second and third quarters, respectively. Additionally, the Company expects to incur further charges of approximately $3.2 million in the fourth quarter of 2003.

Nine month 2003 results were also adversely affected by a $13.6 million ($8.7 million net of tax or $0.47 per share) charge, recognized in the first quarter, related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. On March 25, 2003, with the cooperation of the Environmental Protection Agency, the Company entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement") with Pollution Risk Services, LLC ("PRS"), whereby PRS assumed substantially all of the Company's responsibilities, obligations and liabilities for remediation of the Sheboygan River and Harbor Superfund Site (the "Site"). While the Company believes the Liability Transfer Agreement with PRS is sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, Liability Transfer Agreement does not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The cost of the Liability Transfer Agreement was $39.2 million. The charge consists of the difference between the cost of the Liability Transfer Agreement and amounts previously accrued for the cleanup. The Company also maintains a reserve of $0.5 million to reflect its potential residual environmental liability arising from operations at the Site, including potential liabilities not assumed by PRS pursuant to the Liability Transfer Agreement. Additional information is available in the Company's Form 8-K filed on April 9, 2003.

Nine month 2002 results were adversely affected by a $4.5 million ($2.9 million net of tax or $0.16 per share) restructuring charge in the Compressor segment recognized in the first quarter. The charge relates to the decision to relocate the production of additional rotary compressor product lines to Brazil from the United States and consists of the write-down of certain equipment, which will not be used in other operations.


Accounting Changes

The cumulative effect from an accounting change of $4.8 million ($3.1 million net of tax) recorded in the first quarter of 2002, resulted from the Company adopting SFAS No. 142 "Goodwill and

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



Other Intangible Assets" on January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As required by SFAS No. 142, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired.

Interest Expense

Interest expense amounted to $6.8 million in the third quarter of 2003 compared to $1.4 million in the third quarter of 2002. Interest expense amounted to $18.3 million in the first nine months of 2003 compared to $3.5 million in the same period of 2002. The increase is primarily related to the temporary and permanent financing added in connection with the acquisition of FASCO. See "LIQUIDITY, CAPITAL RESOURCES AND RISKS" for further information regarding this debt.

Interest Income and Other, Net

Interest income and other, net amounted to $6.6 million in the third quarter of 2003 compared to $3.0 million in the third quarter of 2002. Interest income and other, net amounted to $16.7 million in the first nine months of 2003 compared to $8.8 million in the same period of 2002. This increase resulted primarily from higher cash balances in Brazil and $1.2 million in interest received in the third quarter 2003 in connection with the federal income tax refund.

Taxes on Income

The effective income tax rate for the first nine months of 2003 was 18.6% compared to 35.5% for the same period in 2002. The lower rate in 2003 is the result of the resolution of prior years' federal income tax audits and a prospective revision to the full year forecasted effective tax rate to reflect lower levels of deferred taxes on the unremitted earnings of foreign subsidiaries. The resolution of the income tax audits pertained to tax years 1998 and 1999 and resulted in a total refund of $6.9 million, including $1.2 million in interest. The effect of the refund on the provision for income taxes was $1.9 million.

Outlook

The outlook for the fourth quarter of 2003 is unfavorable in comparison to 2002. The accretive impact of FASCO's results are expected to be positive, but results from the Company's traditional Compressor, Engine & Power Train and Pump segments are expected to be soft in relation to the prior year, reflecting little economic growth, higher costs and the unfavorable effects of a weak U.S. dollar. The weakness in the U.S. dollar will be most evident on the results of the Brazilian Compressor operations where the Real was particularly weak in the fourth quarter of 2002 due to the national election and European Engine operations where the strength of the Euro has resulted in a loss of share to non-European suppliers.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



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

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first nine months of 2003 provided cash of $38.4 million compared to $80.0 million in 2002. The lower generation of cash in 2003 resulted primarily from lower profitability, higher net working capital needs, and the $39.2 cash payment for the Liability Transfer and Assumption Agreement. Working capital of $527.5 million at September 30, 2003 was up slightly from $503.7 million at the end of 2002.

Capital spending during the first nine months of 2003 was $61.3 million compared to $41.3 million for the same period of 2002. The increase relates to the new engine facility in Curitiba, Brazil, as well as spending at FASCO. Total capital spending for 2003 is projected to be in the range of $75 to $80 million, depending on the timing of approved asset purchases.

On December 30, 2002, the Company acquired FASCO from Invensys Plc for cash of $396.6 million and the assumption of approximately $14.5 million in debt. The acquisition was financed, in part, with proceeds from new bank borrowings, including $250 million from a six-month bridge loan and $75 million from a new three-year $125 million revolving credit facility. On March 5, 2003, the Company completed a private placement of $300 million Senior Guaranteed Notes due March 5, 2011. These notes bear interest at a fixed rate of 4.66%. Proceeds from the private placement were used to repay the bridge loan and pay down borrowings under the revolving credit facility. On March 31, 2003, the remaining $25 million outstanding on the revolver was repaid from available cash resources.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)





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

At September 30, 2003 and December 31, 2002, the Company had accrued $46.5 and $36.3 million, respectively, for environmental remediation, including $40.1 and $29.2 million, respectively, relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations;
viii) availability and cost of materials; ix) actions of competitors; x) the ultimate cost of resolving environmental matters; xi) the Company's ability to profitably develop, manufacture and sell both

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)



new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) the integration of the FASCO Motors business into the Company and the ultimate cost associated therewith; xiv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; and xv) potential political and economic adversities that could adversely affect anticipated sales and production in India. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first nine months of 2003.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At September 30, 2003 and December 31, 2002, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $12.4 and $4.9 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors, electrical components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at September 30, 2003 and December 31, 2002 were $10.8 and $14.6 million, respectively.

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

         31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of the Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) On September 24, 2003, the Company filed a report on Form 8-K announcing the appointment of David M. Risley to the Board of Directors.

        On October 30, 2003, the Company filed a report on Form 8-K announcing the appointment of Virginia A. Kamsky to the Board of Directors.

        On October 31, 2003, the Company filed a report on Form 8-K reporting its third quarter 2003 financial data and investor presentation.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TECUMSEH PRODUCTS COMPANY
                                      -------------------------
                                              (Registrant)



Dated:  November 13, 2003             BY:   /s/   DAVID W. KAY
        ---------------------------         ------------------------------------
                                            David W. Kay
                                              Vice President, Treasurer and
                                              Chief Financial Officer (on behalf
                                              of the Registrant and as principal
                                              financial officer)

                               10-Q EXHIBIT INDEX


EXHIBIT NO.          DESCRIPTION
-----------          -----------

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