Form 10-K
period 2003-12-31
TECUMSEH PRODUCTS CO
filed 2004-03-02
CIK 96831

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)             SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
OF THE ACT:                                                 OF THE ACT:
                             NAME OF EACH EXCHANGE
TITLE OF EACH CLASS           ON WHICH REGISTERED
-------------------           -------------------
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

    Registrant disclaims the existence of control and, accordingly, believes that as of February 6, 2004 all of the 5,077,746 shares of its Class B Common Stock, $1.00 par value, then issued and outstanding, were held by non-affiliates of Registrant. Certain shareholders, which, as of February 6, 2004, held an aggregate of 2,279,094 shares of Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 405 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of February 6, 2004 (based on the closing price of $43.60 per share, as reported on the Nasdaq Stock Market on such date) of 2,798,652 shares then issued and outstanding held by non-affiliates was approximately $122,021,227.

    Numbers of shares outstanding of each of the Registrant's classes of Common Stock at February 6, 2004:

                CLASS B COMMON STOCK, $1.00 PAR VALUE: 5,077,746

                CLASS A COMMON STOCK, $1.00 PAR VALUE: 13,401,938

     Certain information in the definitive proxy statement to be used in connection with the Registrant's 2004 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
          Executive Officers of Registrant............................   11
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   28
Item 8.   Financial Statements and Supplementary Data.................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   60
Item 9A.  Controls and Procedures.....................................   60

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............   60
Item 11.  Executive Compensation......................................   60
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   60
Item 13.  Certain Relationships and Related Transactions..............   60
Item 14.  Principal Accountant Fees and Services......................   61

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   61
Signatures............................................................   65

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Tecumseh Products Company (the "Company") is a full-line, independent, global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, and pumps. In addition, as of December 30, 2002, due to the acquisition of the FASCO Motors Group ("FASCO"), the Company also manufactures fractional horsepower electric motors and related products for a broad range of residential and commercial applications. The Company believes it is one of the largest independent producers of hermetically sealed compressors in the world, one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications, and one of the leading manufacturers of fractional horsepower motors for the United States market. The Company also produces a variety of pump products with a wide range of applications. The Company's products are sold in countries all around the world. With the acquisition of FASCO, the Company groups its products into four principal market segments: Compressor Products, Electrical Components, Engine & Power Train Products and Pump Products.

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

     Electrical Component Products include AC and DC electric motors, blowers, gear motors and linear actuators for a broad and diverse set of applications across many industries. These markets include automotive, appliance and consumer durables, heating and cooling equipment, computer and office equipment, industrial machinery, commercial equipment, aerospace and healthcare. In addition to motors, the Company also manufactures other electrical components that work in tandem with electric and electronic devices to manage and regulate their operation and provide connectivity and other motor parts for sale to external customers. These products include overloads, relays, thermostats, terminals, laminations and electronic circuit boards. In addition, the Company has developed an uninterruptible alternative power system for use in commercial structures requiring reliable backup electrical power sources, such as cell towers, that is undergoing customer testing.

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

FOREIGN OPERATIONS AND SALES

     In recent years, international sales and manufacturing have become increasingly important to the Company's business as a whole. In 2003, sales to customers outside the United States represented approximately 41% of total consolidated net sales. In addition to North American operations, compressor products are produced in Brazil, France and India, engines and component parts are produced in Italy, the Czech Republic and Brazil and electric motors are produced in Thailand.

     Products sold outside the United States are manufactured at both U.S. and foreign plants. Tecumseh do Brasil, Ltda. ("Tecumseh do Brasil"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America, North America, Europe and the Middle East. The Brazilian operation represents a significant portion of the Company's compressor business. In 2003, total sales generated by Tecumseh do Brasil amounted to 35% of total Compressor Products segment sales. Brazilian operating income amounted to approximately 75% of total Compressor Products segment operating income.

     The Company's European compressor subsidiary, Tecumseh Europe, S.A. ("Tecumseh Europe"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. The Company also has two manufacturing facilities in India that produce air conditioning and refrigeration compressors primarily for the Indian appliance market with some exports to North America.

     The primary market for Electrical Component products is North America with some sales of fractional horsepower motors in Australia, Europe and Asia. Motor manufacturing operations outside the United States are located in Mexico and Thailand with some final assembly in Australia. Mexican operations are used to supply the North American market, while the Thai operations supply Asia, Australia and North America.

     In the engine business, the Company has two principal markets. The North American market is primarily served by the Company's U.S. manufacturing operations. The European market is served by the manufacturing operations of the Company's Italian engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa"), and to a lesser extent, by U.S. export sales. Tecumseh Europa produces light-weight engines primarily for lawn and garden applications along with some utility applications. In addition, the engine business has a manufacturing facility in the Czech Republic acquired in May, 2001, that produces primarily larger engines and engine components for export to the U.S. market. During the fourth quarter of 2003, a facility in Curitiba, Brazil began producing engine components and sub-assemblies for export to the U.S. and European markets.

     The Company's dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. The Company's foreign manufacturing operations are subject to other risks as well, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals and instabilities in the workforce due to changing political and social conditions. These considerations are especially significant in the context of the Company's Brazilian operations given the importance of Tecumseh do Brasil's performance to the Company's total operating results.

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

     The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 2003, 2002 and 2001 appear under the caption "Business Segment Data" in Note 7 to the Consolidated Financial Statements which appear in Part II, Item 8, of this report, "Financial Statements and Supplementary Data." Our segments share similar economic characteristics and are similar in terms of products offered, production processes, types of customers served and methods of distribution. Information prior to 2003 has been reclassified to reflect the addition of the Company's new Electrical Components segment which was created on December 30, 2002 in conjunction with the acquisition of FASCO. The information contained under the caption "Business Segment Data," along with the written discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations" in this report should be read in conjunction with the business segment information presented in the following sections entitled:
Compressor Products, Electrical Component Products, Engine & Power Train Products and Pump Products.

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

  PRODUCT LINE

     The Company manufactures and sells a variety of traditional, reciprocating piston compressors suitable for use in all four compressor market segments. These lines of compressors range in size from approximately 12 horsepower models used in unitary air conditioning applications to small fractional horsepower models used in refrigerators, dehumidifiers and vending machines.

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

  MANUFACTURING OPERATIONS

     Compressor Products manufactured in the Company's U.S. plants accounted for approximately 34% of 2003 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil, France and India. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply, and the required raw materials and components are generally available in sufficient quantities.

  SALES AND MARKETING

     The Company markets its U.S., Brazilian and Indian built compressors under the "Tecumseh" brand and French built compressors under the "Tecumseh Europe-L'Unite Hermetique" brand. The Company sells its compressor products in North America primarily through its own sales staff. Major original equipment manufacturer (OEM) customers are assigned to sales staff on an account basis. Other customers (smaller commercial OEMs) are served by sales personnel assigned to specified geographic regions, and sales to aftermarket customers are made through independent sales representatives. The Company's U.S., Brazilian, French and Indian operations each have their own sales staff. In certain foreign markets, the Company also uses local independent sales representatives and distributors.

     Substantially all of the Company's sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of compressor products for unitary central air conditioning systems and commercial applications include substantial sales to both OEM and distributor customers.

     The Company has over 1,200 customers for compressor products, the most significant of which are commercial customers. In 2003, the two largest customers for compressor products accounted for 7.9% and 6.3%, respectively, of total segment sales, or 3.5% and 2.8%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the Company does pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.

     The Company exports to over 60 countries. In 2003, approximately 32% of the compressor products produced by the Company in its U.S. plants were exported to foreign countries. Approximately 68% of these exported products were sold in the Far and Middle East.

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

     As discussed in the product line section, the Company offers only a limited line of scroll compressor models for sale through the Company's Cool Products aftermarket division. The Company continues to believe that the scroll compressor is important to maintaining a position in the unitary air conditioning and commercial refrigeration markets, and it continues to pursue development of the scroll compressor in a manner that limits financial risk to the Company.

     In the domestic room air conditioning compressor market, the Company competes primarily with foreign companies, as a majority of room air conditioners are now manufactured outside the United States. The Company also competes to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Rotorex, Inc., Sanyo Electric Trading Company, L.G. Electronics, Inc., Mitsubishi, Daikin, and others. The Company has increasingly struggled with price competition from foreign companies during the last several years. Downward pressure on prices, particularly in the room air conditioning market, has continued due to world over-capacity and a market flooded by inexpensive Asian products both in North America and in Europe.

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

     The household refrigerator and freezer market is vertically integrated with many appliance producers manufacturing a substantial portion of their compressor needs. The Company's competitors include ACC Group (formerly the compressor operations of AB Electrolux), Matsushita Electric Industrial Corporation, Embraco, S.A., Danfoss, Inc., and others. The Company has an extensive product line in this market that includes both reciprocating piston and rotary type compressors with a reputation for reliable field performance.

     In light of the domestic competition and world over-capacity situation, the Company has been undertaking actions since 1999 to consolidate North American compressor manufacturing capacity and shift the production mix to higher value-added products. The objective is not only to reduce the cost structure of the Company's domestically produced compressor models, but also to improve performance by producing products that offer a better value proposition to our customers.

  EUROPEAN OPERATIONS

     Tecumseh Europe sells the major portion of its manufactured compressors in Western Europe and competes in those markets primarily with several large European manufacturers, some of which are captive suppliers, and to a lesser but increasing extent, with manufacturers from the Far East and Brazil. Competitors include ACC Group, Embraco, S.A., Danfoss, Inc. and others. Tecumseh Europe produces compressors primarily for the commercial refrigeration market.

  BRAZILIAN OPERATIONS

     Tecumseh do Brasil competes directly with Embraco, S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America. Historically, Tecumseh do Brasil has sold the major portion of its manufactured compressors in Latin America, North America, Europe and the Middle East. Significant devaluations of the Brazilian Real in 1999 and 2002 set the stage for Tecumseh do Brasil to better compete in foreign markets, resulting in approximately 67%, 66% and 64% of its production being exported in 2003, 2002 and 2001, respectively. However, during 2003 the Brazilian Real appreciated against the U.S. Dollar by 18%, representing a significant departure from consistent historical devaluations.

  INDIAN OPERATIONS

     Tecumseh Products India, Ltd. has two compressor manufacturing facilities in India that sell to regional markets. Major competitors include the Indian manufacturers Kirloskar Copeland Ltd., Carrier Aircon Ltd., Godrej, Videocon, BPL and others. Tecumseh Products India, Ltd. produces compressors for the air conditioning and refrigerator and freezer markets. In 2003, approximately 28% of its sales were made to a single customer, and the loss of this customer would have a significant impact on the results of operations of this facility, and to a lesser extent, on the consolidated results of the Company as a whole.

  RESEARCH

     Ongoing research and development is another method in which the Company strives to exceed its competition. The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations including those related to refrigerant requirements. These factors are discussed below.

  REGULATORY REQUIREMENTS

     Hydrochlorofluorocarbon compounds ("HCFCs") are used as a refrigerant in air conditioning systems. Under a 1992 international agreement, HCFCs will be banned from new equipment beginning in 2010. Some European countries began HCFC phase-outs as early as 1998, and some have fully eliminated the use of HCFCs. Within the last several years, the Company has approved and released a number of compressor models utilizing U.S. government approved hydrofluorocarbons ("HFC") refrigerants, which are considered more environmentally safe than the preceding refrigeration compounds. HFCs are also currently under global scrutiny and subject to possible future restrictions.

     In the last few years, there has been an even greater political and consumer movement, particularly from northern European countries, toward the use of hydrocarbons ("HCs") as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of the atmosphere) and the use of fluorine (which contributes to the "green-house" effect). Both Tecumseh do Brasil and Tecumseh Europe have compressor products available for sale that utilize hydrocarbon refrigerants. Hydrocarbons are flammable compounds and have not been approved by the U.S. government for air conditioning or household refrigerator and freezer applications. It is not presently possible to estimate the level of expenditures that will be required to meet future industry requirements or the effect on the Company's competitive position.

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

ELECTRICAL COMPONENT PRODUCTS

     On December 30, 2002, the Company acquired the stock of the companies that comprise the FASCO Motors Group from Invensys Plc. Headquartered in Eaton Rapids, Michigan, FASCO is a leading manufacturer in the U.S. fractional horsepower ("FHP") motors industry. FASCO has been combined with certain other legacy electrical component businesses which were previously included in the Compressor segment. FASCO is the largest single operation of the group. The majority of the sales of the other electrical component businesses historically have been inter-company.

     The FHP motors industry is large and diverse with an estimated size of $10.4 billion. The market is generally stable as many different manufacturers use FHP motors as components of their applications. The pervasiveness of motors has been due, in part, to rising disposable income, spending on appliance "necessities" for remodeling and new construction, increased heating efficiency standards, increased use of power options in vehicles, growth in applications for motors in healthcare, leisure, exercise and home maintenance products, a wide variety of industrial applications, decreases in motor size and improvements in motor efficiency.

  PRODUCT LINE

     FASCO manufactures AC motors, DC motors, blowers, gearmotors and linear actuators. Its products are used in a wide variety of applications in markets that include automotive, appliance and consumer durables, heating and cooling equipment, computer and office equipment, industrial machinery, commercial equipment, aerospace and healthcare. Tecumseh believes that FASCO has products to serve approximately 23% of the market, with its primary focus on high value-added products and services.

  MANUFACTURING OPERATIONS

     Currently, FASCO operates 10 manufacturing or assembly facilities located as follows: 5 in the United States, 2 in Mexico and 1 each in Canada, Thailand and Australia. FASCO's facilities are to a large extent vertically integrated, however, some component parts are purchased from outside suppliers. FASCO utilizes multiple sources of supply, and the required raw materials, including copper wire, steel, aluminum, zinc and components are generally available in sufficient quantities.

  SALES AND MARKETING

     FASCO markets its products principally under the "FASCO" brand. The FASCO brand name is well-known and nearly a century old. FASCO sells its products primarily through its own direct sales force supplemented by third party sales representatives in certain markets. Approximately 90% of FASCO's sales are to OEM customers. Sales professionals are assigned to accounts based upon type of account and geographic region.

     FASCO has over 2,500 customers for its products, the largest of which are in the automotive sector. Historically, the top three customers have accounted for less than 20% of revenues, with the largest customer accounting for approximately 11% of the Electrical Components segment's revenues. Loss of the largest customer could have a material adverse effect on the results of FASCO. In addition, certain of FASCO's customers are competitors of Tecumseh's other business segments. Individually, none of these customers exceed 1% of FASCO's total sales. Generally, FASCO does not have long-term contracts with its customers, with the exception of select major customers.

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

ENGINE & POWER TRAIN PRODUCTS

     Small gasoline engines account for a majority of the net sales of the Company's Engine & Power Train Products segment. These are used in a broad variety of consumer products, including lawn mowers (both riding and walk-behind types), snow throwers, small lawn and garden tractors, small power devices used in outdoor chore products, generators, pumps and certain self-propelled vehicles. The Company manufactures gasoline engines, both two- and four-cycle types, with aluminum die-cast bodies ranging in size from 2 through 25 horsepower. The Company's power train products include transmissions, transaxles and related parts used principally in lawn and garden tractors and riding lawn mowers.

  MANUFACTURING OPERATIONS

     The Company manufactures engines and related components in two plants in the United States, one plant in Italy, one plant in the Czech Republic and, as of the fourth quarter of 2003, one plant in Brazil. All of the Company's power train products are currently manufactured in one facility in the United States. Operations of the Company in this segment are partially vertically integrated as the Company produces most of its plastic parts and carburetors. During 2003, the Company closed its die-casting facility in the United States, and it is currently purchasing the aluminum die-castings used in its engines and power train products. The Company utilizes multiple sources of supply, and the required raw materials and components are generally available in sufficient quantities.

     Significant declines in unit volumes since 1999 left the Engine & Power Train operations with over-capacity. During the last three years, beginning in 2001 through 2003 the Company recognized restructuring charges of $6.1 million, $4.1 million and $26.2 million related primarily to the closure of production facilities resulting in write-downs of fixed assets and the relocation of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic and Brazil. As a result of these actions, manufacturing activities ceased at the Company's facilities in Grafton, Wisconsin, Douglas, Georgia and Sheboygan Falls, Wisconsin during 2003.

  SALES AND MARKETING

     The Company markets its Engine & Power Train Products worldwide under the "Tecumseh" and "Peerless" brands. A substantial portion of the Company's engines are incorporated into lawn and garden and other consumer products under brand labels owned by OEMs and sold through "do-it-yourself" home centers, mass merchandisers, department stores and lawn and garden specialty retailers.

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

     Sales in this segment can be significantly affected by environmental factors affecting the respective selling seasons for the various types of equipment. For example, snow thrower sales, and therefore the demand for the Company's applicable engines, show a strong correlation with the amount of snowfall received. Similarly, the frequency of weather-related and other interruptions to power supplies, or the perceived threat of interruptions, affect the demand for generators. Factors such as these are largely unpredictable, yet greatly influence the year-to-year demand for engine products. In 2003, the three largest (direct ship) customers for Engine & Power Train Products accounted for 25.1%, 15.5% and 11.9%, respectively, of segment sales, or 6.6%, 4.0% and 3.1%, respectively, of consolidated net sales. Some of the engines provided to these customers are incorporated into end consumer products that are sold by Sears. Total sales to Sears and Sears affiliated suppliers in 2003 and 2002 amounted to 20.4% and 16.8%, respectively, of segment sales, or 5.3% and 5.4%, respectively, of consolidated net sales. Loss of any of this segment's three largest customers, and/or the loss of Sears as a retail distributor, would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole.

  COMPETITION

     The Company believes it is one of the largest consolidated producers of engines and transmissions for the outdoor power equipment industry in North America and Europe. However, it is only the third largest producer in these markets of small gasoline engines for the lawn and garden applications. The largest such producer, with a broader product range, is Briggs & Stratton Corporation. Other producers of small gasoline engines include Honda Corporation, Kohler Corporation and Toro Company, among others.

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

  ENVIRONMENTAL STANDARDS

     The U.S. Environmental Protection Agency ("EPA") has developed national emission standards covering the engines produced by the Company under a two-phased approach. The Company currently produces competitively priced engines that comply with the EPA's Phase I engine emission standards. The Phase II standards, which are more stringent, are being phased in between the 2005 and 2008 model years, depending on the size of the engine. A broad range of the Company's engines have been certified to comply with these emissions standards.

     In addition to the U.S. EPA regulations, the California Air Resources Board ("CARB") has proposed Tier III regulations requiring additional reductions in exhaust emissions and new controls on evaporative emissions. The CARB proposal, which has yet to be finalized, would be phased in between 2006 and 2008 depending on the size of the engine and the type of control utilized. While the additional requirements are expected to add cost to the engines sold in the State of California, it is not possible at this time to determine the amount of such costs nor the impact on the competitive position of the Company. The State of California enforces the CARB Emission Standards.

     The European Community has implemented noise standards for some categories of engine-powered equipment. These standards take effect in two stages: Stage I began January 3, 2002 and Stage II is scheduled to take affect January 3, 2006. They regulate the sound level of the complete product delivered to the end user. The Company currently supplies engines to and works with equipment manufacturers to assure that their products comply with these standards. The European community has also adopted exhaust emission regulations that will affect the engines sold into the European community. These regulations will be implemented in stages with the initial stage taking affect in August 2004. These regulations are similar to the U.S. EPA regulations and as a result are not expected to impact the competitive position of the Company.

PUMP PRODUCTS

     The Company manufactures and sells submersible pumps, centrifugal pumps and related products through its two subsidiaries, Little Giant Pump Company ("Little Giant") and MP Pumps, Inc. ("MP Pumps"). Little Giant pumps are used in a broad range of commercial, industrial, and consumer products, including heating, ventilating and cooling, parts washers, machine tools, evaporative coolers, sump pumps, statuary fountains, water gardening, and waste management. Little Giant's products are sold worldwide to OEMs, distributors and mass retailers. Sales and marketing is executed through Little Giant's own sales management and through manufacturers' representatives under the "Little Giant" and "Interon" brand names.

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

     Compressor Products, Engine & Power Train Products and Electrical Components are subject to some seasonal variation. Overall, the Company's sales and operating profit are stronger in the first two quarters of the year than in the last two quarters.

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

RESEARCH AND DEVELOPMENT

     The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company spent approximately $31.5 million, $30.8 million, and $27.6 million during 2003, 2002, and 2001, respectively, on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

EMPLOYEES

     On December 31, 2003, the Company employed approximately 20,700 persons, 68% of whom were employed in foreign locations. Approximately 1,500 of the U.S. employees were represented by labor unions, with less than approximately 900 persons represented by the same union contract. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation. During 2003, the maximum number of persons employed was approximately 22,600 and the minimum was approximately 20,700. Overall, the Company believes it generally has a good relationship with its employees.

AVAILABLE INFORMATION

     The Company provides public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (SEC) under the 1934 Act. These documents may be accessed free of charge through the Company's website at the following address: http://www.tecumseh.com/investor.htm. These documents are provided as soon as practicable after filing with the SEC, although not generally on the same day. These documents may also be found at the SEC's website at http://www.sec.gov.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company.

                                                                            PERIOD OF SERVICE
NAME AND AGE                                OFFICE OR POSITION HELD           AS AN OFFICER
------------                          -----------------------------------   -----------------
Todd W. Herrick, 61.................  Chairman of the Board of Directors,      Since 1974
                                      President and Chief Executive
                                      Officer(1)
David W. Kay, 55....................  Vice President, Treasurer, and           Since 2001
                                      Chief Financial Officer(2)
Michael R. Forman, 57...............  Vice President and Corporate             Since 2001
                                      Director of Human Resources(3)

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

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Tecumseh, Michigan, approximately 50 miles southwest of Detroit. At December 31, 2003 the Company had 51 properties worldwide occupying approximately 11.2 million square feet with the majority, approximately 9.8 million square feet, devoted to manufacturing. Nineteen facilities with approximately 5.2 million square feet were located in nine countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's four principal business segments.

                                                                APPROXIMATE FLOOR
INDUSTRY SEGMENT                                               AREA IN SQUARE FEET
----------------                                               -------------------
Compressor Products.........................................        5,419,000
Electrical Components.......................................        2,152,000
Engine & Power Train Products...............................        3,077,000
Pump Products and Other.....................................          506,000

     Five domestic facilities, including land, building and certain machinery and equipment are financed and leased through industrial revenue bonds. All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.

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

     The EPA has indicated its intent to address the site in two phases, with the Company's Sheboygan Falls plant site and the upper river constituting the first phase ("Phase I") and the middle and lower river and harbor being the second phase ("Phase II"). In March 2003, the Company entered into a Consent Decree with the EPA concerning the performance of remedial design and remedial action for Phase I. The Consent Decree has also been approved by the U.S. Department of Justice, but it has yet to become a final judgment pending approval by the pertinent federal district court. Negotiation of a Consent Decree regarding Phase II has yet to commence.

     On March 25, 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of the Company's responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, the Company has purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. The Company believes such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. On October 10, 2003, in conjunction with the Liability Transfer Agreement, the Company completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.

     The total cost of the Liability Transfer Agreement to the Company, including the cost of the insurance policies, was $39.2 million. The Company recognized a nonrecurring charge of $13.6 million ($8.7 million net of tax ) in the first quarter of 2003. The charge consisted of the difference between the cost of the Liability Transfer Agreement and amounts previously accrued for the cleanup. The Company continues to maintain an additional reserve of $0.5 million to reflect its potential environmental liability arising from operations at the Site, including potential residual liabilities not assumed by PRS pursuant to the Liability Transfer Agreement.

     It is the intent of the Company, PRS and the EPA to negotiate provisions that would add PRS as a PRP by amendment to the Consent Decree, which requires the approval of the U.S. Department of Justice. Until such approval is received, U.S. GAAP requires that the Company continue to record the full amount of the estimated remediation liability of $39.7 million and a corresponding asset of $39.2 million included in Other Assets in the balance sheet. While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The actual cost of this obligation will be governed by numerous factors, including, without limitation, the requirements of the WDNR, and may be greater or lower than the amount accrued.

     With respect to other environmental matters, the Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At December 31, 2003, the Company had accrued $2.7 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

     The WDNR requested that the Company join it in a cooperative effort to investigate and cleanup PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the source area near its facility. The next phase of the cooperative effort is scheduled to occur mid-2004 involving a stream segment downstream of the source area. The Company has provided approximately $2.5 million for these costs. Although participation in a cooperative remedial effort after this phase for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

     In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2003 and 2002, the Company had accrued $46.6 million and $36.3 million, respectively, for environmental remediation, including $39.7 million and $29.2 million, respectively relating to the Sheboygan River and Harbor Superfund Site. Additionally, as of December 31, 2003 the Company had recorded a corresponding asset of $39.2 million relating to the Sheboygan River and Harbor Superfund Site in connection with its agreement with PRS. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2003 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Class A and Class B common stock trades on the Nasdaq Stock Market under the symbols TECUA and TECUB, respectively. Total shareholders of record as of February 6, 2004 were approximately 490 for Class A common stock and 479 for Class B common stock. There were no equity securities sold by the Company during the period covered by this report. The Company has no equity securities authorized for issuance under compensation plans.

MARKET PRICE AND DIVIDEND INFORMATION

  RANGE OF COMMON STOCK PRICES AND DIVIDENDS FOR 2003

                                                    SALES PRICE
                                       -------------------------------------
                                            CLASS A             CLASS B          CASH
                                       -----------------   -----------------   DIVIDENDS
QUARTER ENDED                           HIGH       LOW      HIGH       LOW     DECLARED
-------------                          -------   -------   -------   -------   ---------
March 31.............................  $45.540   $38.960   $43.200   $36.550     $0.32
June 30..............................   46.870    37.250    44.650    35.030      0.32
September 30.........................   42.131    34.550    40.000    33.600      0.32
December 31..........................   49.980    37.140    47.600    35.500      0.32

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following is a summary of certain financial information of the Company.

                                                   YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------
                                       2003       2002       2001       2000       1999
                                     --------   --------   --------   --------   --------
                                         (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Net sales..........................  $1,819.0   $1,343.8   $1,398.9   $1,649.9   $1,814.3
Cost of sales and operating
  expenses.........................   1,587.5    1,141.6    1,207.2    1,411.4    1,507.4
Selling and administrative
  expenses.........................     161.1      117.4      112.1      118.3      117.6
Restructuring charges, impairments
  and other items..................      69.3       10.3       35.4       33.5       (5.5)
                                     --------   --------   --------   --------   --------
Operating income...................       1.1       74.5       44.2       86.7      194.8
Interest expense...................     (22.8)      (5.8)      (4.1)      (6.7)      (7.9)
Interest income and other, net.....      21.1       15.1       20.3       27.9       28.1
Curtailed benefit plan gain........        --         --         --         --        8.6
                                     --------   --------   --------   --------   --------
Income (Loss) before taxes and
  cumulative effect of accounting
  change...........................      (0.6)      83.8       60.4      107.9      223.6
Tax provision (benefit)............      (0.7)      29.7       17.6       41.8       81.6
                                     --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change................       0.1       54.1       42.8       66.1      142.0
Cumulative effect of accounting
  change for goodwill, net of
  tax..............................        --       (3.1)        --         --         --
                                     --------   --------   --------   --------   --------
Net income.........................  $    0.1   $   51.0   $   42.8   $   66.1   $  142.0
                                     ========   ========   ========   ========   ========
Basic and diluted earnings per
  share from continuing
  operations.......................  $   0.01   $   2.93   $   2.30   $   3.44   $   7.00
Cash dividends declared per
  share............................  $   1.28   $   1.28   $   1.28   $   1.28   $   1.22

                                                   YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------
                                       2003       2002       2001       2000       1999
                                     --------   --------   --------   --------   --------
                                         (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
Weighted average number of shares
  outstanding (in thousands).......    18,480     18,480     18,607     19,218     20,277
Cash and cash equivalents..........  $  344.6   $  333.1   $  317.6   $  268.2   $  270.5
Working capital....................     545.5      503.7      605.7      602.4      618.6
Net property, plant and
  equipment........................     554.6      570.5      431.9      444.7      477.4
Total assets.......................   2,105.8    2,063.0    1,519.8    1,553.1    1,553.3
Long-term debt.....................     327.6      298.2       13.7       14.2       15.6
Stockholders' equity...............   1,004.8      978.9      977.7      995.4    1,014.2
Capital expenditures...............      82.8       73.9       65.4       64.0       73.0
Depreciation and amortization......      97.6       65.1       72.0       71.2       72.4
Cost of common shares
  repurchased......................        --         --       18.1       39.6       57.7

     2003 income statement data and 2002 and 2003 balance sheet data reflect the acquisition of FASCO on December 30, 2002.

     Restructuring charges, impairments and other items includes:

     2003 net income included $69.3 million ($55.0 million net of tax or $2.98 per share) of restructuring, impairment and other charges. Of this amount, $13.6 million ($8.7 million net of tax or $0.47 per share) was related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility; $32.0 million in charges and $5.8 million in gains equaling a net charge of $26.2 million ($16.8 million net of tax or $0.91 per share) related to restructuring actions involving the Engine & Power Train business. Additionally, $29.5 million before and after tax (or $1.60 per share) related to an impairment of goodwill associated with the Company's European Compressor operations.

     2002 net income included $10.3 million ($6.6 million net of tax or $0.36 per share) in restructuring charges. Of this amount, the Engine & Power Train business had a charge of $5.8 million ($3.7 million net of tax or $0.20 per share) which included $4.1 million for costs, mostly write-downs of fixed assets, associated with the relocation of engine component manufacturing, and the discontinuation of production activities at its Grafton, Wisconsin facility and $1.7 million for additional environmental cleanup costs, primarily additional past response costs levied by the EPA for its Sheboygan, Wisconsin facility. Additionally, the Compressor business had a charge of $4.5 million ($2.8 million net of tax or $0.15 per share) for costs related to the relocation of additional rotary compressor lines from the U.S. to Brazil, primarily the write-off of certain unusable equipment.

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

     The 1999 results included credits of $14.1 million ($9.0 million net of tax) comprised of a $4.6 million gain on the curtailment of employee benefit plans at a closed plant, a $4.0 million gain on an insurance settlement. These gains were partially offset by charges for plant closing and environmental costs totaling $3.1 million. The Company also recognized an $8.6 million gain from currency hedging at the Company's Brazilian subsidiary.

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

     Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations;
viii) availability and cost of materials; ix) actions of competitors; x) the ultimate cost of resolving environmental matters; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) the full integration of the FASCO Motors business into the Company and the ultimate cost associated therewith; xiv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; and xv) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     Tecumseh Products Company is a full line, independent global manufacturer of hermetic compressors for air conditioning and refrigeration products, fractional horsepower electric motors and related products for a broad range of residential and commercial applications, gasoline engines and power train components for lawn and garden applications, and pumps. The Company's products are sold in countries all around the world.

     Consolidated net income for the full year 2003 amounted to $0.1 million or $0.01 per share compared to $51.0 million or $2.76 per share in the same period of 2002. Included in full year 2003 results were several charges including a charge of $13.6 million ($8.7 million net of tax or $0.47 per share) recorded in the first quarter related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility, total net restructuring charges of $26.2 million ($16.8 million net of tax or $0.91 per share) recorded in the second through fourth quarters related to the consolidation of operations in the Engine & Power Train business and related plant closings, and a $29.5 million charge (before and after tax or $1.60 per share) recorded in the fourth quarter for the impairment of goodwill associated with the Company's European compressor operations. In addition, taxes were favorably impacted by adjustments to deferred taxes pertaining to unremitted earnings of foreign subsidiaries, utilization of foreign tax credits, and the resolution of prior year tax audits. Full year 2003 results include the income of the FASCO Motors Group, which was acquired on December 30, 2002. FASCO's operating income for the year was $21.5 million.

     Full year 2002 reported results also included several special charges including a restructuring charge of $10.3 million ($6.6 million net of tax or $0.36 per share) related to the relocation of component manufacturing in the Compressor and Engine & Power Train businesses and the cumulative effect of an accounting change for goodwill ($3.1 million net of tax or $0.17 per share) related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets."

     Exclusive of restructuring charges, impairments and other items, full year operating results were lower than the prior year due to weaker results in the Company's Compressor and Engine & Power Train segments, higher interest costs and higher corporate expenses, partially offset by the additional earnings of FASCO. The increase in corporate expenses is attributable to integration costs associated with the FASCO acquisition, higher professional fees and higher corporate liability insurance costs.

     For the Company as a whole, these results are indicative of the environment that manufacturers face in today's global economy. The addition of new productive capacities in low-cost locations, like China, has resulted in over-capacity and deflationary pricing in many of the market segments in which the Company operates. To remain cost competitive, the Company, like many of its customers, as well as competitors, has restructured older operations, including the movement of productive capacities to low-cost locations or nearer to customer facilities. These restructurings involve significant costs, in both financial and human terms. In addition to cost competitiveness, the Company must also continually spend to improve its products, in terms of functionality, performance and quality, in order to maintain or grow its share. The cost of product development is significant and does not always affect earnings positively. As a global manufacturer with production in 11 countries and sales in over 120 countries throughout the world, results are affected by changes in foreign currency exchange rates. In total, those movements were not favorable to the Company during 2003. Lastly, employee benefit costs in the United States have been rising significantly. While the Company currently recognizes period income, rather than expense, due to pension plan over-funding, these credits decreased by $15.5 in 2003 compared to 2002. To more fully understand the change in the Company's results, refer to the following discussion and analysis by business segment.

     Consolidated net sales for the full year 2003 were $1,819.0 million compared to sales of $1,343.8 million in the full year 2002. The net increase of $475.2 million for the full year 2003 primarily consisted of FASCO sales of $411.3 million, as well as moderate increases in all other business segments. The effect of currency translation increased sales by $60.5 million for the full year.

RESULTS OF OPERATIONS

  COMPRESSOR PRODUCTS

  2003 vs. 2002

     Compressor business sales for the full year 2003 of $797.9 million increased $16.3 million, or approximately 2.1%, from $781.6 million for the full year 2002. The slight increase was attributable to the effects of currency translation, which amounted to $49.1 million, and a 34% increase in sales of compressors utilized in refrigeration applications, which was more than offset by declines in sales of compressors used in air conditioning applications.

     Compressor business operating income for the full year 2003 amounted to $61.5 million compared to $83.8 million for the full year 2002. The decrease in operating income of 27% reflected several factors, including unfavorable foreign exchange rates, unfavorable sales mix, and lower product margins. Weaker results were experienced in each of the Company's Compressor business locations. The continued decline in overall U.S. manufactured volumes reduced profitability of the segment's U.S. operations by $8.9 million. Despite a 28% increase in sales, results in Brazil were lower by $5.4 million due to the weak U.S. Dollar that narrowed margins on U.S. Dollar-denominated sales, unfavorable product sales mix, material and labor cost increases, and lower average sales prices in certain product categories. In addition, full year 2003 currency remeasurement losses in Brazil were $5.5 million in contrast to gains of $5.3 million in 2002. Tecumseh India's results, which declined by $1.4 million, were affected by lower average selling prices in the Indian market and higher material costs. Results at the Company's European operation in France declined by $6.6 million due to the weak U.S. Dollar that narrowed margins on U.S. Dollar-denominated sales and lower volumes caused by a slow European economy.

     Despite the lower profitability levels in 2003 compared to 2002, Brazilian operations remained a key to the overall competitiveness of the Compressor business. The Brazilian operations contributed 75% of the Compressor business's operating profit for the year compared to 61% in 2002.

  2002 vs. 2001

     Sales for the year ended December 31, 2002 amounted to $781.6 million compared to $801.7 million in 2001. Excluding the $8.5 million reduction in sales resulting from currency translation, full year sales declined less than 1%. Increases in sales of compressors used in household refrigeration and commercial applications nearly offset losses of share in the unitary and room air conditioning markets. Sales of compressors manufactured in North America were down 19.3% as productive capacities for the residential refrigeration and room air conditioning markets were moved to Brazil and India where favorable cost structures enable the Company to more effectively compete. Correspondingly, sales of compressors manufactured in Brazil and India increased 35.4% over prior year levels.

     Compressor Group operating income, exclusive of restructuring charges, for the years ended December 31, 2002 and 2001 amounted to $83.8 million and $58.2 million, respectively. The improvement in operating margins was attributable to greater coverage of fixed costs, the positive effects of restructuring actions implemented over the last 18 months, and the favorable effects from devaluation of the Brazilian Real. This improvement in operating margins was partially offset by declining margins on high-volume, commodity-type compressors and accelerated spending on new products. The Company's Brazilian operations contributed approximately 61% of the compressor business's operating income in 2002, compared to 72% in 2001. While Brazilian operating income improved year over year, the decline in the overall percentage was a result of improved profitability in North America where prior restructuring actions reduced fixed costs. Indian operations were also profitable for the full year 2002 compared to a loss in 2001.

  ELECTRICAL COMPONENT PRODUCTS

  2003 vs. 2002

     With the acquisition of FASCO, the Company created the "Electrical Components" operating segment. In addition to FASCO, the segment includes certain North American electrical component manufacturing that was previously reported in the Compressor business. Prior year business segment data, as presented in the "Notes to Consolidated Statements" and within "Management's Discussion and Analysis" have been reclassified to conform to the Company's current presentations.

     Electrical Components sales were $420.9 million, including $411.3 million of sales from FASCO, compared to $8.0 million in full year 2002. Segment operating income for the full year was $16.9 million compared to a loss of $4.9 million for the same period in 2002. FASCO contributed $21.5 million in operating income to the full year 2003. FASCO's results for the full year included $7.5 million ($4.8 million net of tax or $0.26 per share) of amortization for a non-compete agreement arising from the acquisition. The non-compete agreement is being amortized over a two-year period. In addition, FASCO's results included $4.2 million ($2.7 million net of tax or $0.15 per share) of additional expense related to the sale of inventory written up as part of our purchase accounting for FASCO.

  ENGINE & POWER TRAIN PRODUCTS

  2003 vs. 2002

     Engine & Power Train business sales amounted to $475.1 million in the full year 2003 compared to $432.3 million in the full year 2002. The 10% improvement in sales for the year reflected 6% higher U.S. shipment volumes and the effects of currency translation from a weaker U.S. Dollar, partially offset by 18% lower volumes in Europe where the dry, hot summer reduced overall sales. Full year 2003 volumes of engines used for snow throwers and generators were up 38% and 43%, respectively over 2002. The snow season was helped by early and heavy snow falls on the East Coast, and the generator market was spurred by the blackout on the East Coast, as well as hurricane and storm activity.

     Excluding restructuring charges and impairments, the Engine & Power Train business incurred an operating loss of $5.3 million for the full year 2003 compared to income of $1.4 million in 2002. The substantial decline in profitability of the segment for the full year was attributable to numerous factors, including lower average selling prices, higher costs of purchased parts, excess capacity and production inefficiency costs, rising health care expenses, higher engineering costs associated with new product development, startup expenses associated with the new facility in Curitiba, Brazil and weak sales volumes in Europe. The latter half of the year was helped by lower fixed costs due to the closure of the Douglas, Georgia and Sheboygan Falls, Wisconsin facilities and sales of engines for snow throwers and generators.

  2002 vs. 2001

     Engine & Power Train sales and operating income declined for the third consecutive year. Sales for the year ended December 31, 2002 amounted to $432.3 million compared to $480.9 million in 2001. Operating income, exclusive of restructuring items, for the year ended December 31, 2002 was $1.4 million compared to $20.0 million in 2001. For the full year 2002, domestic engine unit volume decreased 8% over the prior year, including a 36% decline in engines for snow throwers. 2001 was a record year for snow thrower engine sales as a result of low inventories at retail at the beginning of that season. However, low snowfall in the winter of 2002 left above average inventories at retail at the end of the 2002 season and as a result, sales of engines for snow throwers was below average for the calendar year as fewer were required for the winter of 2003. Declines in volume, less profitable mix and declining contribution margins were responsible for the substantial deterioration in full year profitability.

  PUMP PRODUCTS

  2003 vs. 2002

     Pump business sales for the full year amounted to $124.3 million in 2003 compared to $120.6 million the previous year. The 3.1% improvement in the full year 2003 sales was due to higher volumes in the retail plumbing sector, spurred by the inclement weather in the eastern United States, in condensate products sold to the HVAC and plumbing markets and in industrial products sold through the aftermarket distribution channel, offset by lower volumes in the heavy industrial market.

     Operating income in the full year 2003 amounted to $14.1 million compared to $14.8 million in 2002. The 4.7% decrease in operating income for the full year 2003 compared to 2002 was primarily attributable to increased labor and administrative costs and unfavorable sales mix.

  2002 vs. 2001

     Pump business sales for the year ended December 31, 2002 increased 6.3% to $120.6 million compared to $113.4 million in 2001. Full year operating income amounted to $14.8 million in 2002 compared to $11.6 million in 2001. Improvements in sales were primarily in pumps used in consumer applications, such as water gardening, where the overall market continued to grow, and condensate pumps used in HVAC applications where the Company has gained share in that market.

RESTRUCTURING CHARGES, IMPAIRMENTS AND OTHER ITEMS

     Full year 2003 results were adversely impacted by a total of $69.3 million ($55.0 million net of tax or $2.98 per share) of restructuring, impairment and other charges. During the first quarter the Company recognized a charge of $13.6 million ($8.7 million net of tax or $0.47 per share) related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. On March 25, 2003, with the cooperation of the Environmental Protection Agency, the Company entered into a liability transfer agreement with Pollution Risk Services, LLC ("PRS"), whereby PRS assumed substantially all of the Company's responsibilities, obligations and liabilities for remediation of the Sheboygan River and Harbor Superfund Site (the "Site"). While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The cost of the liability transfer arrangement was $39.2 million. The charge consists of the difference between the cost of the arrangement and amounts previously accrued for the cleanup. The Company also maintains a reserve of $0.5 million to reflect its potential environmental liability arising from operations at the Site, including potential liabilities not assumed by PRS pursuant to the arrangement. Additional information is available in the Company's Form 8-K filed on April 9, 2003. Also, pursuant to the overall arrangement, the Company transferred the title of the property to PRS in October 2003.

     During the second quarter of 2003 the Company announced restructuring actions involving the Engine & Power Train business. These actions included the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities and the relocation of certain production to the new Curitiba, Brazil facility and other existing U.S. locations. As a result of these actions, the Company incurred both charges and gains, which were recognized over the second, third and fourth quarters of 2003 in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 88 "Employer's Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and Termination Benefits." As of December 31, 2003, the Company had recognized $32.0 million in charges and $5.8 million in gains equaling a net charge of $26.2 million ($16.8 million net of tax or $0.91 per share) with respect to these restructuring actions. Included in the charges were approximately $7.5 million in earned severance pay and future benefit costs relating to manpower reductions, $4.2 million in plant closing and exit costs incurred through December 31, 2003, and $20.3 million in asset impairment charges for idled equipment and facilities. The amount of severance pay and future benefit costs mentioned above included $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility. The gains represented curtailment gains associated with other post-employment benefits. Under U.S. GAAP, such gains are not recognizable until the affected employees have been severed and, accordingly, were recorded in the third quarter of 2003. Under SFAS No. 146, certain costs are only recognized to the extent a liability has been actually incurred. Accordingly, $28.5 million, $2.5 million and $1.0 million of the charges were recognized in the second, third and fourth quarters, respectively. As of December 31, 2003 substantially all of the costs of the restructuring had been incurred.

     During the fourth quarter of 2003 the Company recognized a charge for the impairment of goodwill associated with the Company's European compressor operations. The charge, which was determined as part of the Company's annual evaluation of goodwill as specified by SFAS No. 142, amounts to $29.5 million before and after taxes (or $1.60 per share). The impairment was primarily the result of the approximately 17% decline in the value of the U.S. Dollar versus the Euro. The change in currency value increased the Company's net investment in the European subsidiary in U.S. Dollar terms and reduced margins on U.S. Dollar-denominated sales.

     Full year 2002 results were adversely impacted by $10.3 million ($6.6 million net of tax or $0.36 per share) in restructuring, impairment and other charges. During the first quarter of 2002, a charge of $4.5 million ($2.8 million net of tax or $0.15 per share) was recorded in the Compressor business. This charge was for costs, primarily the write-off of certain unusable equipment, related to the relocation of additional rotary compressor lines from the U.S. to Brazil.

     During the fourth quarter of 2002, a charge of $5.8 million ($3.7 million net of tax or $0.20 per share) was recorded in the Engine & Power Train business. Included in the charge was $4.1 million for costs, mostly write-downs of fixed assets, associated with the relocation of engine component manufacturing, and the discontinuation of production activities at the Grafton, Wisconsin facility. Also included in the charge was $1.7 million for additional environmental cleanup costs, primarily additional past response costs levied by the EPA for its Sheboygan, Wisconsin facility.

     The 2001 results were adversely impacted by $35.4 million ($22.8 million net of tax, or $1.23 per share) in restructuring and other charges. During the third quarter of 2001, the Company offered an early retirement incentive plan to eligible Corporate, North American Compressor Group and Engine & Power Train Group employees. Two hundred fifty employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. The cost of providing the pension and healthcare benefits associated with this plan amounted to $29.3 million ($18.9 million net of tax, or $1.02 per share) and was recorded as a restructuring charge in the third quarter.

     During the fourth quarter of 2001, the Company recorded a charge of $6.1 million ($3.9 million net of tax, or $0.21 per share) in the Engine & Power Train business related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic.

INTEREST EXPENSE, INTEREST INCOME AND INCOME TAX

     Interest expense amounted to $22.8 million, $5.8 million, and $4.1 million in 2003, 2002, and 2001, respectively. The increase from 2002 to 2003 was due to the Company's long-term borrowings associated with the acquisition of FASCO.

     Interest income and other, net amounted to $21.1 million, $15.1 million, and $20.3 million in 2003, 2002, and 2001, respectively. The increase from 2002 to 2003 was the result of higher cash balances in Brazil, while the decline from 2001 to 2002 was the result of declining average interest rates over the period.

     The Company's effective tax rates were 116.7%, 35.4%, and 29.1% for the years ended December 31, 2003, 2002, and 2001, respectively. The Company's statutory federal income tax rate is 35%. The difference in 2003 was attributable to the non-deductibility of the $29.5 million goodwill impairment charge offset by adjustments to deferred taxes pertaining to unremitted earnings of foreign subsidiaries, utilization of foreign tax credits and the resolution of prior years' U.S. federal income tax audits. The difference in 2001 was attributable to a $5.2 million refund of prior years' U.S. federal income taxes and a $1.3 million charge from the resolution of an income tax issue in Italy.

ACQUISITIONS

     On December 30, 2002, the Company acquired FASCO from Invensys Plc for an initial cash price of $396.6 million and the assumption of approximately $14.5 million in debt. During 2003, the Company subsequently received $14.1 million in cash for post-closing adjustments to the purchase price. FASCO is a leading manufacturer in the U.S. of fractional horsepower motors. FASCO manufactures AC motors, DC motors, blowers, gear motors and linear actuators, all of which are used in a wide variety of applications within the HVAC, automotive, healthcare and appliance industries. The Company believes that the addition of FASCO will allow it to reach new customers and markets and enable it to deliver higher valued-added products and complete customer solutions in all of its business segments.

     The acquisition was financed with proceeds from $325.0 million in new bank borrowings and internal cash flows. Of the $325.0 million in new borrowings, $250.0 million was from a six-month bridge loan and $75.0 million was from a new three-year $125 million revolving credit facility. On March 5, 2003, the Company completed a private placement of $300 million Senior Guaranteed Notes maturing 2008 through 2011. Proceeds from the private placement were used to repay the bridge loan and pay down borrowings under the revolving credit facility.

     The final purchase price allocation, reflecting professional asset valuations, post-closing purchase price adjustments and other refinements, is presented below.

                                                               (DOLLARS IN MILLIONS)
                                                               ---------------------
Current assets..............................................          $108.6
Property, plant and equipment...............................           123.0
Intangible assets...........................................            83.5
Goodwill....................................................           217.7
                                                                      ------
  Total assets acquired.....................................          $532.8
                                                                      ======

                                                               (DOLLARS IN MILLIONS)
                                                               ---------------------
Current liabilities.........................................          $ 85.9
Other liabilities...........................................            56.3
Long-term debt..............................................             0.6
                                                                      ------
  Total liabilities assumed.................................          $142.8
                                                                      ======

     The results of FASCO's operations are included in the Company's statement of consolidated income for the full year 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been net cash provided by operations; however, as noted above, to partially finance the acquisition of FASCO, the Company borrowed $325 million on December 30, 2002. For the year ended 2003, operating activities generated cash flows of $86.0 million, compared to $131.5 million in 2002. This decrease resulted from lower net income and the $39.2 million payment to PRS for the Liability Transfer Agreement pertaining to the Sheboygan River and Harbor Superfund Site. (See Item 3 "Legal Proceedings" and Note 9 to the Consolidated Financial Statements.)

     Capital expenditures for 2003 amounted to $82.8 million compared to $73.9 million in 2002. Approximately $48.9 million was spent on capacity enhancements, new product capabilities and routine equipment upgrades in the Compressor business, primarily in Brazil, France and India. Electrical Component capital expenditures of approximately $5.0 million were focused primarily on new products and routine equipment upgrades. Engine operations capital expenditures were approximately $23.7 million, $18.5 million of which were spent on facilities, capacity expansion and new product capabilities in Brazil. Net cash used for financing activities amounted to $31.6 million in 2003 compared to net cash provided of $353.8 million in 2002. Net debt repayments in 2003 amounted to $7.9 million compared to net proceeds of $377.5 million in 2002 when the Company borrowed in connection with the FASCO acquisition. The Company paid dividends of $23.6 million in both 2003 and 2002. During 2001 the Company repurchased 8,500 shares of Class A stock at a cost of $0.4 million and 392,400 shares of Class B stock at a cost of $17.7 million. There were no stock repurchases during 2003 or 2002.

PROJECTED CASH REQUIREMENTS

     Capital expenditures for 2004 are projected to be slightly below 2003 levels. Approximately three-fourths of the budgeted capital spending is planned for foreign operations to expand product offerings. Additional spending may be required for acquisitions or investments in joint ventures or partnering arrangements should such opportunities be pursued.

     Working capital requirements, planned capital investment, capacity consolidation, and restructuring costs, if any, for 2004 are expected to be financed primarily through internally available funds, supplemented, if necessary, by borrowings and other sources of external financing.

LONG-TERM LIQUIDITY

     The Company anticipates that it will be able to continue to fund its long-term liquidity requirements, including capital expenditures and working capital needs, from internally generated funds, supplemented by borrowings and other financing arrangements as required. The Company maintains a $125 million revolving credit facility, which is available for general corporate purposes. As of February 26, 2004 the Company had no outstanding borrowings against this line of credit, but $18.1 million was committed to outstanding letters of credit for overseas operations.

     The Senior Guaranteed Notes and the revolving credit facility contain various operating and financial covenants. The more restrictive of these covenants require the Company to adhere to strict leverage and interest coverage ratios and limit aggregate new debt. Additionally, the revolving credit facility limits additional acquisitions to $150 million or less in any twelve-month period. The Company was in compliance with these covenants at December 31, 2003.

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

INTERNATIONAL OPERATIONS

     Approximately 35% of the Company's consolidated net sales for 2003 and 37% of the Company's total assets at December 31, 2003 were outside of North America, primarily in Brazil, France, Italy, India, the Czech Republic, Thailand and Australia. Management believes that international operations have been, and will continue to be, a significant benefit to overall Company performance. However, the Company's international operations are subject to a number of risks inherent with operating abroad, including, but not limited to, world economic conditions, political instability and currency rate fluctuations. There can be no assurance that these risks will not have a material adverse impact on the Company's foreign or consolidated net sales, or on its results of operations, cash flows, or financial condition. For further information, see Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" below.

IMPACT OF FOREIGN CURRENCIES

     Changes in the value of foreign currencies in relation to the U.S. Dollar can affect both reported results and the competitiveness of goods produced for export in countries like Brazil. When the U.S. Dollar weakens, margins shrink in foreign locations where some sales are denominated in U.S. Dollars. For example, approximately one third of sales of the Company's Brazilian compressor operation are denominated in U.S. Dollars. While the Company does hedge some of its short-term forecasted transactions denominated in foreign currencies, the effects of these contracts were not significant in 2003, 2002 or 2001. The Company does not generally hedge its net investment in its foreign subsidiaries. During 2003, the U.S. Dollar weakened against all currencies where the Company has operations. As a result, the Company's investments in its foreign net assets increased in U.S. Dollar value by $48.5 million. Under applicable accounting standards, translation adjustments relating to the Company's investments in foreign affiliates are reflected in other comprehensive income (part of stockholders' equity) in the period in which they arise.

ENVIRONMENTAL

     As discussed under "Business -- Engine & Power Train
Products -- Environmental Standards," the Company's engines are subject to increasingly stringent emission and noise standards. In addition, as discussed under "Business -- Compressor Products -- Regulatory Requirements," the Company is subject to evolving and sometimes conflicting environmental regulations and regulatory requirements governing the types of refrigerants used in refrigeration and air conditioning products.

     It is not presently possible to estimate the level of expenditures that will be required to meet any future industry or governmental regulatory requirements, or the effect on the Company's competitive position.

     The Company is subject to various federal, state and local laws relating to the protection of the environment, and is actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Item 3 "Legal Proceedings" and Note 9 to the Consolidated Financial Statements.) Liabilities, relating to probable remediation activities, are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

     At December 31, 2003 and 2002 the Company had accrued $46.6 million and $36.3 million, respectively for environmental remediation, including $39.7 million and $29.2 million, respectively relating to the Sheboygan River and Harbor Superfund Site. Additionally, as of December 31, 2003 the Company has recorded a corresponding asset of $39.2 million relating to the Sheboygan River and Harbor Superfund Site in connection with its agreement with PRS as more fully discussed under Item 3, "Legal Proceedings." As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements. For further information on environmental matters, see Item 3, "Legal Proceedings."

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     The SEC has adopted rules requiring disclosure of off-balance sheet arrangements that may have a material future effect on the Company. Off-balance sheet arrangements are defined as any transaction, agreement or other contractual arrangement to which an entity that is not consolidated with the registrant is a party, under which the registrant, whether or not a party to the arrangement, has, or in the future may have:

     - Any obligation under a direct or indirect guarantee or similar arrangement;

     - A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement;

     - Derivatives, to the extent that the fair value thereof is not fully reflected as a liability or asset in the financial statements; or

     - Any obligation or liability, including a contingent obligation or liability, to the extent that it is not fully reflected in the financial statements (excluding the footnotes thereto).

     The Company does not believe it has any such arrangements that could have a material future effect on the Company; although, as disclosed in Note 12 to the Consolidated Financial Statements, the Company has provided some guarantees with respect to export receivables sold in Brazil.

     The Company has the following long-term contractual obligations:

                                                        PAYMENTS BY PERIOD
                                          -----------------------------------------------
                                                   LESS THAN   1 - 3   3 - 5    MORE THAN
                                          TOTAL     1 YEAR     YEARS   YEARS     5 YEARS
                                          ------   ---------   -----   ------   ---------
                                                           (IN MILLIONS)
Long-term debt..........................  $327.2     $2.4      $14.8   $123.0    $187.0

     The SEC rule also requires disclosure of contractual obligations for capital leases, operating leases and purchase obligations with respect to capital expenditures. The Company has minimal capital and operating leases, as substantially all employed facilities and equipment are owned. Currently, the Company has no multi-year purchase commitments for capital items. Purchases of equipment are typically procured within a year and are subject to annual management approval.

REGULATORY DEVELOPMENTS

     The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to the Company regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act, beginning with the 2004 Annual Report, for management to report on the Company's internal controls over financial reporting and for the Company's registered public accountant to attest to this report. During 2003, the Company commenced actions to ensure its ability to comply with these requirements, including but not limited to, the engaging of outside experts to assist in the evaluation and documentation of existing controls. The cost of these services incurred during 2003, not including substantial time expended by Company employees, has exceeded $0.3 million. In addition, the Company expects to continue to devote substantial time and incur substantial costs during 2004 to ensure compliance. The Company estimates total costs to be incurred in 2004 to be $3 million to $5 million, including incremental fees to be paid to the Company's registered public accountants for the cost of certification, currently estimated to be 100-120% of the fees for the consolidated financial statement audit. In addition, the Company expects to engage other experts to assist in management's testing of its controls.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Management bases its estimates on historical experience and other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Management continually evaluates the information used to make these estimates as the Company's business and the economic environment change. The use of estimates is pervasive throughout the Company's financial statements, but the accounting policies and estimates management considers most critical are as follows:

  IMPAIRMENT OF LONG-LIVED ASSETS

     It is the Company's policy to review its long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Such events could include loss of a significant customer or market share, the decision to relocate production to other locations within the Company, or the decision to cease production of specific models of product.

     The Company recognizes losses relating to the impairment of long-lived assets when the future undiscounted cash flows are less than the asset's carrying value or when the assets become permanently idle. Assumptions and estimates used in the evaluation of impairment, including current and future economic trends, the effects of new technologies and foreign currency movements are subject to a high degree of judgment and complexity. All of these variables ultimately affect management's estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.

     As disclosed in the section entitled, "Restructuring Charges, Impairments and Other Items," during the years ended December 31, 2003, 2002 and 2001 the Company recognized impairments of its long-lived assets of $20.3 million, $8.6 million and $6.1 million, respectively, related to restructuring activities. During these years the Company has also recognized impairments for assets idled by the discontinuation of specific product models. Such impairments are included in cost of sales and are considered to be part of the normal business cycle.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Purchase accounting requires accounting estimates and judgments to allocate the purchase price to the fair value of the assets and liabilities purchased. In December 2003, the Company acquired FASCO for $382.5 million net, after certain post-closing purchase price adjustments, ultimately recognizing $217.7 million in goodwill and $83.5 million in intangibles with lives ranging from two years to indefinite. These values were based upon professional third-party estimates of the fair values of the tangible and intangible assets and liabilities of FASCO at the date of acquisition.

     In addition, the Company has additional amounts of goodwill and other intangible assets recorded from previous acquisitions. These assets, and those recorded in conjunction with the FASCO acquisition, are subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. With respect to goodwill, impairment is tested in accordance with SFAS No. 142, "Goodwill and Other Intangibles" by comparison of the carrying value of the reporting unit to its fair value. As there are not quoted prices for the Company's reporting units, fair value is estimated based upon a present value technique using estimated discounted future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in the assumptions and estimates may affect the carrying value of goodwill and could result in additional impairment charges in future periods. Intangible assets other than goodwill are also subject to periodic evaluation for impairment and are equally sensitive to changes in the underlying assumptions and estimates.

     The Company conducts its annual assessment of impairment in the fourth quarter. In 2003, the Company's assessment indicated a partial impairment amounting to $29.5 million of the total $40.1 million goodwill associated with the Company's European Compressor business. Had the estimated value of the European Compressor business been lower by 10%, the full amount of goodwill would have been impaired. The impairment was primarily the result of the approximate 17% decline in the value of the U.S. Dollar versus the Euro during 2003. The change in currency value increased the Company's net investment in the European subsidiary in U.S. Dollar terms and reduced margins on U.S. Dollar-denominated sales.

     At December 31, 2003, the Company had $242.7 million of goodwill recorded in its consolidated financial statements. Of this amount, $17.4 million related to the Compressor business, $217.7 million related to the Electrical Components business, $2.5 million related to the Engine & Power Train business and $5.1 million related to the Pump business.

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

     The Company is involved in a number of environmental sites where the Company is either responsible for participating in a cleanup effort. As of December 31, 2003, the Company had accrued a total of $46.6 million in connection with these sites. During 2003, the Company accrued an additional $14.0 million and paid approximately $3.6 million. The majority of these amounts related to the actions taken in connection with the Sheboygan River and Harbor Superfund Site. For additional information on environmental liabilities, including the Sheboygan River and Harbor Superfund Site, see Note 9 to the Financial Statements.

  EMPLOYEE RELATED BENEFITS

     The measurement of post-employment obligations and costs is dependent on a variety of assumptions. These assumptions include, but are not limited to, the expected rates of return on plan assets, determination of discount rates for remeasuring plan obligations, determination of inflation rates regarding compensation levels and health care cost projections. The assumptions used vary from year-to-year, which will affect future results of operations. Any differences among these assumptions and the Company's actual return on assets, financial market-based discount rates, and the level of cost sharing provisions will also impact future results of operations.

     The Company develops its demographics and utilizes the work of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is based on investment yields available at year-end on corporate long-term bonds rated AA by Moody's. The expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers and other large pension plan sponsors. The inflation rate for compensation levels reflects the Company's actual long-term experience. The inflation rate for health care costs is based on an evaluation of external market conditions and the Company's actual experience in relation to those market trends. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and the rate of return on plan assets would increase 2004 expense by $3.0 million and $3.1 million, respectively.

     See Note 3 of the Notes to Consolidated Financial Statements for more information regarding costs and assumptions for post-employment benefits.

NEW ACCOUNTING STANDARDS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142 goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001, the net book value of the Company's goodwill was $45.1 million. However, as required by the Statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million was written-off and recognized as a cumulative effect from an accounting change. In addition, during the Company's annual test for impairment conducted in the fourth quarter of 2003, it was determined that goodwill amounting to $29.5 million associated with the Company's European compressor business had been impaired. The book value of the Company's goodwill at December 31, 2003, was $242.7 million, and included $217.7 million of goodwill recorded in connection with the FASCO acquisition. Amortization of goodwill amounted to approximately $1.5 million for the twelve months ended December 31, 2001.

     On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which superseded SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. There was no material effect on the results of operations, cash flows, or financial position as a result of adopting this standard. The impairment charges recorded in 2003 and 2002 were determined in accordance with the provisions of SFAS No. 144.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit." In particular, the standard applies to involuntary work force reductions and the costs to consolidate facilities. The statement mostly addresses when such costs can be accrued and generally delays recognition versus prior practice by providing that liabilities must be actually incurred and not just planned. The standard was effective for actions occurring after December 31, 2002. The restructuring charges relating to the Company's Engine & Power Train business during 2003 were determined in accordance with the provisions of SFAS No. 146.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements. The Company has provided the required disclosures in Note 12 to Consolidated Financial Statements.

     In December 2003, the FASB reissued a revised version of SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits. The Standard revises the required disclosures to include more details with respect to plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company has included the required disclosures in the "Notes to Consolidated Financial Statements."

OUTLOOK

     Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included above.

     The Company does not expect 2004 worldwide market conditions in its major segments to be much improved over 2003. Significant competition, worldwide overcapacity and deflationary pricing are expected to be a repetitive refrain. In addition, foreseeable weakness in the U.S. Dollar will have a negative effect on comparable year-over-year earnings during the near term, and potentially could have unfavorable implications to market share in the long-term. Despite the unfavorable markets, some business aspects could improve in the second half of 2004 as the effects of cost reduction and new product initiatives are realized.

     Full year 2004 results in the Compressor segment are expected to be similar to 2003, but are largely unpredictable. Weakness in the first half, largely due to differences in year-over-year exchange rates, could be overcome in the second half if economic activity increases and the U.S Dollar recovers. Overall worldwide overcapacity will continue to put pressure on selling prices, and recent increases in raw material costs could squeeze margins if such costs cannot be reflected in product pricing and such costs continue to rise. Results in Brazil will depend heavily on the direction of currency movements and economic activity in the South American market. Results in India will be dependent on the success of new product offerings to compete with new low cost imports into India that are now subject to lower duties and growth in export volumes.

     Results in the Electrical Components Group are expected to improve, as difficulties experienced in 2003 with the relocation of productive capacities are now remedied. In addition, cost reduction activities in the non-FASCO operations should show benefits in 2004.

     Results in the Engine Group are also expected to improve as the benefit of the restructuring actions of 2002 and 2003 take effect. The new operation in Brazil should reach normal production levels and yield cost savings, while sales volumes should remain stable in comparison to 2003. Realization of these benefits is not assured, however, as products produced in Brazil must be re-qualified at the Company's customers before normal production volumes can be achieved.

     Recently, the Company has seen dramatic increases in pricing for certain commodity products, primarily steel and aluminum, used in all of its major manufacturing operations. Some suppliers have started to charge for raw material surcharges in addition to raising selling prices. While the Company buys these commodities, either at fixed forward contract prices or under long-term contracts, it is not sure that the terms and conditions of these agreements will be fully honored. Additionally, there can be no assurance that the Company will be able to recover these increased costs through increased selling prices.

     The extent and duration of these increased raw material costs cannot be determined with any degree of accuracy, but in the short-term, operating margins will be negatively impacted. If these trends continue for any extended period of time, and to the extent these increased costs cannot be passed through to customers, there could be a significant negative impact on results for 2004.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities, which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts.

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

     The Company uses contemporary credit review procedures to approve customer credit. Customer accounts are actively monitored, and collection efforts are pursued within normal industry practice. Management believes that concentrations of credit risk with respect to receivables are somewhat limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. However, in the Engine & Power Train Group, the manufacture of small gasoline engine-powered lawn and garden equipment is dominated, to a large extent, by three manufacturers. The Company sells to all three of these manufacturers and, as a result, a significant portion of the Group's open accounts receivable at any time is comprised of amounts due from these three manufacturers.

     A portion of export accounts receivable of the Company's Brazilian subsidiary is sold at a discount. Discounted receivable balances in the Brazilian subsidiary at December 31, 2003 and 2002 were $64.5 million and $41.2 million, respectively, and the discount rate was 3.3% in 2003 and 4.9% in 2002. The Company maintains an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.

     Interest Rate Risk -- The Company is subject to interest rate risk, primarily associated with its borrowings. The Company's $300 million Senior Guaranteed Notes are fixed-rate debt. The Company has entered into fixed to variable interest rate swaps with notional amounts totaling $125.0 million. The Company's remaining borrowings, which consist of bank borrowings by its foreign subsidiaries and Industrial Development Revenue Bonds, are variable-rate debt. Including the effect of the interest rate swaps, 43% of the Company's total debt at December 31, 2003 is fixed-rate. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flow because the Company intends to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of the Company's variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $2.4 million.

     Commodity Price Risk -- The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of compressor motors and components and engines. Company policy allows local management to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. The Company's practice has been to accept delivery of the commodities and consume them in manufacturing activities. At December 31, 2003 and 2002, the Company held a total notional value of $16.1 million and $14.6 million, respectively, in commodity forward purchasing contracts. The majority of these contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. However, commodity contracts at the Company's French compressor subsidiary are essentially derivative financial instruments designed to hedge the fluctuation in commodity pricing and, as such, are subject to the provisions of SFAS No. 133, as amended by SFAS 149.

     Foreign Currency Exchange Risk -- The Company is subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows local management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At December 31, 2003 and 2002, the Company held foreign currency forward contracts with a total notional value of $16.3 million and $4.9 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Reports of Independent Auditors.............................   31
Financial Statements
  Consolidated Statements of Income for the years ended
     December 31, 2003, 2002 and 2001.......................   33
  Consolidated Balance Sheets at December 31, 2003 and
     2002...................................................   34
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2003, 2002 and 2001.......................   35
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2003, 2002 and 2001...........   36
  Notes to Consolidated Financial Statements................   37

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Tecumseh Products Company:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of Tecumseh Products Company and it subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Bloomfield Hills, Michigan
February 26, 2004

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Tecumseh Products Company:

     We have audited the accompanying consolidated balance sheet of Tecumseh Products Company and Subsidiaries as of December 31, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tecumseh Products Company and Subsidiaries at December 31, 2002 and the consolidated results of operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", effective January 1, 2002.

                                          /s/ CIULLA, SMITH & DALE, LLP
                                          --------------------------------------
                                          Ciulla, Smith & Dale, LLP

                                          Livonia, Michigan
                                          February 26, 2004

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                               DATA)
Net sales...................................................    $1,819.0      $1,343.8      $1,398.9
  Cost of sales and operating expenses......................     1,587.5       1,141.6       1,207.2
  Selling and administrative expenses.......................       161.1         117.4         112.1
  Restructuring charges, impairments and other items........        69.3          10.3          35.4
                                                                --------      --------      --------
Operating income............................................         1.1          74.5          44.2
  Interest expense..........................................       (22.8)         (5.8)         (4.1)
  Interest income and other, net............................        21.1          15.1          20.3
                                                                --------      --------      --------
Income (Loss) before taxes and cumulative effect of
  accounting change.........................................        (0.6)         83.8          60.4
  Tax provision (benefit)...................................        (0.7)         29.7          17.6
                                                                --------      --------      --------
Income before cumulative effect of accounting change........         0.1          54.1          42.8
Cumulative effect of accounting change for goodwill, net of
  tax.......................................................          --          (3.1)           --
                                                                --------      --------      --------
Net income..................................................    $    0.1      $   51.0      $   42.8
                                                                ========      ========      ========
Basic and diluted earnings per share:
  Income before cumulative effect of accounting change......    $   0.01      $   2.93      $   2.30
  Change in accounting for goodwill.........................          --         (0.17)           --
                                                                --------      --------      --------
  Net income................................................    $   0.01      $   2.76      $   2.30
                                                                ========      ========      ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  344.6    $  333.1
  Accounts receivable, trade, less allowance for doubtful
     accounts of $6.5 million in 2003 and $9.2 million in
     2002...................................................     235.0       242.4
  Inventories...............................................     298.2       304.0
  Deferred and recoverable income taxes.....................      71.8        51.4
  Other current assets......................................      30.5        24.2
                                                              --------    --------
       Total current assets.................................     980.1       955.1
                                                              --------    --------
Property, Plant, and Equipment, at cost:
  Land and land improvements................................      26.3        28.6
  Buildings.................................................     238.3       219.6
  Machinery and equipment...................................   1,059.6       961.4
  Assets in process.........................................      28.2        51.5
                                                              --------    --------
                                                               1,352.4     1,261.1
  Less, accumulated depreciation............................     797.8       690.6
                                                              --------    --------
       Property, plant and equipment, net...................     554.6       570.5
                                                              --------    --------
Goodwill....................................................     242.7       270.3
Other intangibles...........................................      74.8        58.8
Deferred income taxes.......................................      26.1        32.2
Prepaid pension expense.....................................     155.3       162.8
Other assets................................................      72.2        13.3
                                                              --------    --------
       Total assets.........................................  $2,105.8    $2,063.0
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade...................................  $  172.4    $  172.6
  Income taxes payable......................................      10.7         8.6
  Short-term borrowings.....................................      89.6       112.6
  Accrued liabilities:
     Employee compensation..................................      37.0        37.8
     Product warranty and self-insured risks................      71.3        51.7
     Other..................................................      53.6        68.1
                                                              --------    --------
       Total current liabilities............................     434.6       451.4
Long-term debt..............................................     327.6       298.2
Deferred income taxes.......................................      36.5        33.6
Other postretirement benefit liabilities....................     212.6       217.3
Product warranty and self-insured risks.....................      24.4        21.3
Accrual for environmental matters...........................      44.6        29.5
Pension liabilities.........................................      20.7        32.8
                                                              --------    --------
       Total liabilities....................................   1,101.0     1,084.1
                                                              --------    --------
Commitments and contingencies
Stockholders' Equity
  Class A common stock, $1 par value; authorized 75,000,000
     shares; issued 13,401,938 shares in 2003 and 2002......      13.4        13.4
  Class B common stock, $1 par value; authorized 25,000,000
     shares; issued 5,077,746 shares in 2003 and 2002.......       5.1         5.1
  Retained earnings.........................................   1,055.4     1,078.9
  Accumulated other comprehensive loss......................     (69.1)     (118.5)
                                                              --------    --------
       Total stockholders' equity...........................   1,004.8       978.9
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $2,105.8    $2,063.0
                                                              ========    ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   --------
                                                                   (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities:
  Net income before cumulative effect of accounting
     change.................................................   $   0.1     $  54.1     $ 42.8
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      97.6        65.1       72.0
     Non-cash restructuring charges and other items.........      49.3        10.3       35.4
     Accounts receivable....................................      25.7        18.4       52.7
     Inventories............................................      22.2       (13.8)       8.7
     Payables and accrued expenses..........................     (41.4)       20.0      (23.6)
     Employee retirement benefits...........................     (13.8)      (19.4)     (29.8)
     Deferred and recoverable taxes.........................      (9.9)        8.1       12.7
     Net effect of environmental payment....................     (25.6)         --         --
     Other..................................................     (18.2)      (11.3)       2.1
                                                               -------     -------     ------
       Cash Provided By Operating Activities................      86.0       131.5      173.0
                                                               -------     -------     ------
Cash Flows from Investing Activities:
  Business acquisitions, net of cash acquired...............      10.3      (392.9)     (13.4)
  Capital expenditures......................................     (82.8)      (73.9)     (65.4)
                                                               -------     -------     ------
       Cash Used In Investing Activities....................     (72.5)     (466.8)     (78.8)
                                                               -------     -------     ------
Cash Flows from Financing Activities:
  Dividends paid............................................     (23.6)      (23.6)     (23.8)
  Proceeds from borrowings..................................     367.0       379.0        5.3
  Repayments of borrowings..................................    (375.0)       (1.6)      (0.4)
  Repurchases of common stock...............................        --          --      (18.1)
                                                               -------     -------     ------
       Cash Provided by (Used in) Financing Activities......     (31.6)      353.8      (37.0)
                                                               -------     -------     ------
Effect of Exchange Rate Changes on Cash.....................      29.6        (3.0)      (7.8)
                                                               -------     -------     ------
  Increase In Cash and Cash Equivalents.....................      11.5        15.5       49.4
Cash and Cash Equivalents:
       Beginning of Period..................................     333.1       317.6      268.2
                                                               -------     -------     ------
       End of Period........................................   $ 344.6     $ 333.1     $317.6
                                                               =======     =======     ======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ACCUMULATED
                                                                                OTHER           TOTAL
                                     CLASS A        CLASS B      RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                   $1 PAR VALUE   $1 PAR VALUE   EARNINGS   INCOME/(LOSS)      EQUITY
                                   ------------   ------------   --------   -------------   -------------
                                                           (DOLLARS IN MILLIONS)
BALANCE, DECEMBER 31, 2000.......     $13.4           $5.5       $1,050.2      $(73.7)        $  995.4
COMPREHENSIVE INCOME:
Net income.......................                                    42.8                         42.8
Minimum pension liability (net of
  tax of $0.5)...................                                                 0.4              0.4
Gain on derivatives (net of tax
  of $0.2).......................                                                 0.3              0.3
Translation adjustments (net of
  tax benefit of $11.0)..........                                               (19.3)           (19.3)
                                                                                              --------
  TOTAL COMPREHENSIVE INCOME.....                                                                 24.2
Cash dividends...................                                   (23.8)                       (23.8)
Stock repurchase.................                     (0.4)         (17.7)                       (18.1)
                                      -----           ----       --------      ------         --------
BALANCE, DECEMBER 31, 2001.......      13.4            5.1        1,051.5       (92.3)           977.7
COMPREHENSIVE INCOME:
Net income.......................                                    51.0                         51.0
Minimum pension liability (net of
  tax benefit of $0.0)...........                                                (0.1)            (0.1)
Translation adjustments (net of
  tax benefit of $13.7)..........                                               (26.1)           (26.1)
                                                                                              --------
  TOTAL COMPREHENSIVE INCOME.....                                                                 24.8
Cash dividends...................                                   (23.6)                       (23.6)
                                      -----           ----       --------      ------         --------
BALANCE, DECEMBER 31, 2002.......      13.4            5.1        1,078.9      (118.5)           978.9
COMPREHENSIVE INCOME:
Net income.......................                                     0.1                          0.1
Minimum pension liability (net of
  tax of $0.3)...................                                                 0.7              0.7
Gain on derivatives (net of tax
  of $0.1).......................                                                 0.2              0.2
Translation adjustments (net of
  tax of $26.1)..................                                                48.5             48.5
                                                                                              --------
  TOTAL COMPREHENSIVE INCOME.....                                                                 49.5
Cash dividends...................                                   (23.6)                       (23.6)
                                      -----           ----       --------      ------         --------
BALANCE, DECEMBER 31, 2003.......     $13.4           $5.1       $1,055.4      $(69.1)        $1,004.8
                                      =====           ====       ========      ======         ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

NOTE 1.  ACCOUNTING POLICIES

     Business Description -- Tecumseh Products Company (the "Company") is a full line, independent global manufacturer of hermetic compressors for residential and commercial refrigerators, freezers, water coolers, dehumidifiers, window air conditioning units and residential and commercial central system air conditioners and heat pumps; electric motors; gasoline engines and power trains for lawn mowers, lawn and garden tractors, garden tillers, string trimmers, snow throwers, industrial and agricultural applications and recreational vehicles; and centrifugal pumps, sump pumps and small submersible pumps for industrial, commercial marine and agricultural applications.

     On December 30, 2002, the Company acquired FASCO Motors Group ("FASCO"), a leading manufacturer of electric motors and components, including AC and DC motors, blowers, gear motors and linear actuators, for a wide variety of industrial and consumer applications across a broad range of industries.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Foreign Currency Translation -- All of the Company's foreign subsidiaries use the local currency of the country of operation as the functional currency. Assets and liabilities are translated into U.S. Dollars at year-end exchange rates while revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in other comprehensive income or loss, a component of stockholders' equity. Realized foreign currency transaction gains and losses are included in current income and amount to a net loss of $5.1 million in 2003 and a net gain of $5.2 million in 2002. Amounts realized in 2001 were not significant.

     Cash Equivalents -- Cash equivalents consist of commercial paper and other short-term investments that are readily convertible into cash with original maturities of three months or less.

     Inventories -- Inventories are valued at the lower of cost or market, with approximately 86% on the first-in, first-out basis with the remainder on weighted average. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead.

     Property, Plant and Equipment -- Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. For financial statement purposes, depreciation is determined using the straight-line method at rates based upon the estimated useful lives of the assets which generally range from 15 to 40 years for buildings and from 2 to 12 years for machinery, equipment and tooling. Depreciation expense was $85.1 million, $64.9 million, and $70.5 million in 2003, 2002 and 2001, respectively.

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The charges for the impairment of unusable assets, determined in accordance with the provisions of SFAS No. 144, include $17.8 million in 2003 and $7.2 million in 2002.

     Goodwill and Intangible Assets -- In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing on at least an annual basis. The Company performs its impairment testing during the fourth quarter each year. For the purposes of this test, the Company defined the reporting units as standalone operating companies that are one level below an operating segment. The impairment test compares the fair value of the reporting unit to its carrying value to determine if there is any potential impairment. If the fair value is less than the carrying value, an impairment loss is recognized to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value.

     The Company's accounting policy for goodwill prior to January 1, 2002 was to amortize goodwill over its estimated useful life, principally over the forty-year period. Net income adjusted to exclude goodwill amortization for the year ended December 31, 2001 would have been $43.8 million or $2.37 per share.

     Other intangible assets are amortized over their estimated useful lives. See Note 4 for additional disclosures related to goodwill and other intangible assets.

     Revenue Recognition -- Revenues from the sale of the Company's products are recognized once the risk and rewards of ownership have transferred to the customers, which, in most cases, coincides with shipment of the products. Other cases involving export sales, where title transfers either when the products are delivered to the port of embarkation or received at the port of the country of destination.

     Shipping and Handling -- Shipping and handling fee revenue is not significant. Shipping and handling costs are included in cost of goods sold.

     Income Taxes -- Income taxes are accounted for using the liability method under which deferred income taxes are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the currently enacted tax rates.

     Derivative Financial Instruments -- Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates. The Company, from time to time, enters into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. The premium or discount on the contracts is amortized over the life of the contract. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not hold derivative financial instruments for trading purposes. See Note 11 for discussion of adoption of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its amendments.

     Advertising Costs -- Advertising costs are expensed as incurred and included in selling and administrative expense. Additionally, the Company provides consideration to its customers for cooperative advertising and other incentives. Such payments are reported as reductions to net sales.

     Product Warranty -- Provision is made for the estimated cost of maintaining product warranties at the time the product is sold based upon historical claims experience by product line.

     Self-Insured Risks -- Provision is made for the estimated costs of known and anticipated claims under the deductible portions of the Company's health, liability and workers' compensation insurance programs. In addition, provision is made for the estimated cost of post-employment benefits.

     Environmental Expenditures -- Expenditures for environmental remediation are expensed or capitalized, as appropriate. Costs associated with remediation activities are expensed. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated and are not discounted or reduced for possible recoveries from insurance carriers.

     Earnings Per Share -- Basic and diluted earnings per share are equivalent. Earnings per share are computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations was 18,479,684 in 2003 and 2002, and 18,607,249 in 2001.

     Research, Development and Testing Expenses -- Company sponsored research, development and testing expenses related to present and future products are expensed as incurred and were $31.5 million, $30.8 million, and $27.6 million in 2003, 2002 and 2001, respectively. Such expenses consist primarily of salary and material costs.

     Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts during the reporting period and at the date of the financial statements. Significant estimates include accruals for product warranty, self-insured risks, pension and postretirement benefit obligations and environmental matters, as well as the evaluation of goodwill and long-lived asset impairment. Actual results could differ materially from those estimates.

     Reclassifications -- Certain prior year amounts have been reclassified to confirm with the current year presentation.

NOTE 2.  COMPREHENSIVE INCOME

     Accumulated other comprehensive income or loss is shown in the Consolidated Statements of Stockholders' Equity and includes the following:

                                                               2003     2002
                                                              ------   -------
                                                               (IN MILLIONS)
Foreign currency translation adjustments (net of tax benefit of $37.4 million in 2003 and $63.5 million in 2002).......  $(69.3)  $(117.8)
Gain on derivatives (net of tax benefit of $0.1 million in
  2003).....................................................     0.2        --
Minimum pension liability adjustments (net of tax of $0.3
  million in 2002)..........................................      --      (0.7)
                                                              ------   -------
                                                              $(69.1)  $(118.5)
                                                              ======   =======

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

     The Company acquired FASCO on December 30, 2002, including its pension plans and other postretirement benefit plans.

     The Company uses September 30 as the measurement date (the date upon which plan assets and obligations is measured) to facilitate the preparation and reporting of pension and postretirement plan data. Information regarding the funded status and net periodic benefit costs are reconciled to or stated as of the fiscal year end of December 31.

     The following tables provide a reconciliation of the changes in the pension and postretirement plans' benefit obligations, fair value of assets and funded status for 2003 and 2002:

                                                     PENSION BENEFIT    OTHER BENEFIT
                                                     ---------------   ---------------
                                                      2003     2002     2003     2002
                                                     ------   ------   ------   ------
                                                               (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period..........  $350.8   $302.4   $188.4   $168.4
  Service cost.....................................     7.8      5.2      4.7      4.7
  Interest cost....................................    22.3     21.2     12.5     11.9
  Amendments.......................................     0.1      0.7       --
  Actuarial (gain) loss............................    13.0     (1.3)    (4.5)     0.2
  Acquired with FASCO..............................     0.3     39.9       --     10.6
  Curtailment (gain) loss..........................     1.2       --     (4.5)      --
  Benefit payments.................................   (23.9)   (17.3)    (8.4)    (7.4)
                                                     ------   ------   ------   ------
Benefit obligation at measurement date.............  $371.6   $350.8   $188.2   $188.4
                                                     ======   ======   ======   ======
CHANGE IN PLAN ASSETS
Fair value at beginning of period..................  $566.0   $567.4
  Actual return on plan assets.....................    36.6     (9.1)
  Acquired with FASCO..............................      --     24.8
  Employer contributions...........................     0.2      0.2
  IRC sec. 420 asset transfer......................    (3.0)      --
  Benefit payments.................................   (23.9)   (17.3)
                                                     ------   ------
Fair value at measurement date.....................  $575.9   $566.0
                                                     ======   ======

     The following table provides the funded status of the plans for 2003 and 2002:

                                                   PENSION BENEFITS     OTHER BENEFITS
                                                   -----------------   -----------------
                                                    2003      2002      2003      2002
                                                   -------   -------   -------   -------
                                                               (IN MILLIONS)
FUNDED STATUS
Funded status at measurement date................  $204.3    $230.2    $(188.2)  $(177.8)
  Unrecognized transition asset..................    (0.2)     (1.8)        --        --
  Unrecognized prior service cost (benefit)......     6.9       9.6       (3.8)     (6.4)
  Unrecognized gain..............................   (52.7)    (72.2)     (29.7)    (29.1)
  IRC sec. 420 asset transfer....................    (3.0)     (3.0)        --        --
  Acquired with FASCO............................      --     (15.1)        --     (10.6)
                                                   ------    ------    -------   -------
  Net amount recognized..........................  $155.3    $147.7    $(221.7)  $(223.9)
                                                   ======    ======    =======   =======

     Amounts recognized in the consolidated balance sheets as of December 31 consist of:

                                                               2003     2002
                                                              ------   ------
                                                               (IN MILLIONS)
Prepaid benefit cost........................................  $155.3   $162.8
Accrued benefit cost........................................      --    (15.1)
                                                              ------   ------
Net amount recognized.......................................  $155.3   $147.7
                                                              ======   ======

     The accumulated benefit obligation for all defined benefit pension plans was $353.8 million and $297.6 million at September 30, 2003 and 2002, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                              SEPTEMBER 30,
                                                                   2003
                                                              --------------
                                                              2003     2002
                                                              -----   ------
                                                              (IN MILLIONS)
Projected benefit obligation................................  $2.9    $42.0
Accumulated benefit obligation..............................   2.7     35.1
Fair value of plan assets...................................   0.8     24.8

     Components of net periodic benefit (income) cost during the year:

                                                       PENSION BENEFITS    OTHER BENEFITS
                                                       -----------------   ---------------
                                                        2003      2002      2003     2002
                                                       -------   -------   ------   ------
                                                                  (IN MILLIONS)
Service cost.........................................  $  7.8    $  5.2    $ 4.7    $ 4.7
Interest cost........................................    22.3      21.2     12.5     11.9
Expected return on plan assets.......................   (39.0)    (45.0)      --       --
Amortization of net gain.............................    (5.5)    (11.2)    (4.3)    (3.7)
Amortization of unrecognized prior service costs.....     1.5       1.4     (1.3)    (1.3)
                                                       ------    ------    -----    -----
Net periodic benefit (income) cost...................  $(12.9)   $(28.4)   $11.6    $11.6
                                                       ======    ======    =====    =====

  ADDITIONAL INFORMATION

  Assumptions

     Weighted-average assumptions used to determine benefit obligations at September 30,

                                                           PENSION BENEFITS    OTHER BENEFITS
                                                           -----------------   ---------------
                                                            2003       2002     2003     2002
                                                           ------     ------   ------   ------
Discount rate............................................   6.00%      6.75%    6.00%    6.75%
Rate of compensation increase............................   5.00%      5.00%     N/A      N/A

     Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

                                                           PENSION BENEFITS    OTHER BENEFITS
                                                           -----------------   ---------------
                                                            2003       2002     2003     2002
                                                           ------     ------   ------   ------
Discount rate............................................   6.75%      7.25%    6.75%    7.25%
Expected long-term return on plan assets.................   6.75%      7.50%     N/A      N/A
Rate of compensation increase............................   5.00%      5.00%     N/A      N/A

     The expected long-term return, variance, and correlation of return with other asset classes is determined for each class of assets in which the plan is invested. That information is combined with the target asset allocation to create a distribution of expected returns. The selected assumption falls within the best estimate range, which is the range in which it is reasonably anticipated that the actual results are more likely to fall than not.

     Assumed health care cost trend rates at September 30:

                                                              2003   2002
                                                              ----   ----
Health care cost trend rate assumed for next year...........  7.75%  8.38%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)......................................  5.25%  5.25%
Year that the rate reaches the ultimate trend rate..........  2008   2008

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The healthcare cost trend rates are based on an evaluation of external market conditions and adjusted to reflect the Company's actual experience in relation to those market trends. The following table provides the effects of a one-percentage-point change in assumed health care cost trend rates:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                     (IN MILLIONS)
Effect on total of service and interest cost..............      $ 2.2            $ (2.1)
Effect on postretirement benefit obligation...............       25.3             (21.1)

  Plan Assets

     The following table provides pension plan weighted-average asset allocations:

                                                              PLAN ASSETS AT
                                                              SEPTEMBER 30,
                                                              --------------
                                                              2003     2002
                                                              -----    -----
ASSET CATEGORY:
  Debt securities...........................................    64%      74%
  Equity securities.........................................    36%      26%
  Other.....................................................    --       --
                                                               ---      ---
       Total................................................   100%     100%
                                                               ===      ===

     The Company's investment objective is to provide pension payments for the next ten years. This is accomplished by investing the estimated payment obligations into fixed income portfolio where maturities match the expended benefit payments. This portfolio consists of investments rated "A" or better by Moody's or Standard & Poor's. Funds in excess of the estimated ten-year payment obligations are invested in equal proportions in a separate bond portfolio and an equity portfolio.

     Equity securities include Tecumseh Products Company common stock in the amounts of $7.0 million (1.2% of total plan assets) and $7.8 million (1.4% of total plan assets) at September 30, 2003 and 2002, respectively.

     The impact of the Medicare Drug, Improvement, and Modernization Act of 2003 (the Act) has not been reflected in the Company's accounting for postretirement health care benefits or in the above disclosures since the Act was signed into law subsequent to the measurement date of September 30, 2003.

     The Company expects to contribute $0.2 million to its pension plans in 2004.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

                                                PROJECTED BENEFIT   PROJECTED BENEFIT PAYMENTS
                                                  PAYMENTS FROM     FROM POSTRETIREMENT MEDICAL
YEAR                                              PENSION PLANS      AND LIFE INSURANCE PLANS
----                                            -----------------   ---------------------------
                                                                 (IN MILLIONS)
2004..........................................       $ 22.8                    $10.6
2005..........................................       $ 23.1                    $11.3
2006..........................................       $ 23.4                    $11.9
2007..........................................       $ 23.8                    $12.5
2008..........................................       $ 24.2                    $12.9
Aggregate for 2009-2013.......................       $129.4                    $67.4

  Foreign Pension Plans

     The Company's foreign subsidiaries provide for defined benefits that are generally based on earnings at retirement date and years of credited service. The combined expense for these unfunded plans was $4.0 million and $2.6 million in 2003 and 2002, respectively. The net liability recorded in the consolidated balance sheet was $19.3 million and $17.7 million for 2003 and 2002, respectively.

     The Company has defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $3.0 million and $2.5 million in 2003 and 2002, respectively.

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other intangible assets continue to be amortized over their estimated useful lives.

     At the date of adoption, the Company tested goodwill for impairment and found that the goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million ($3.1 million net of tax) was written-off and recognized as a cumulative effect from an accounting change. Additionally, during the Company's annual test for impairment conducted during the fourth quarter of 2003, it was determined that goodwill amounting to $29.5 million associated with the Company's European compressor business had been impaired. Accordingly, $29.5 million was recorded in restructuring charges, impairments and other items in the fourth quarter of 2003. The changes in the carrying amount of goodwill by segment follow:

                                                    ENGINE &     ELECTRICAL
                                      COMPRESSOR   POWER TRAIN   COMPONENTS   PUMPS   TOTAL
                                      ----------   -----------   ----------   -----   ------
                                                          (IN MILLIONS)
Balance at Jan. 1, 2002.............    $ 34.8        $ 6.5                   $3.8    $ 45.1
Impairment..........................                   (4.8)                            (4.8)
Acquisition.........................                               $223.2      1.3     224.5
Foreign currency translation........       5.1          0.4                              5.5
                                        ------        -----        ------     ----    ------
Balance at Dec. 31, 2002............      39.9          2.1         223.2      5.1     270.3
Impairment..........................     (29.5)                                        (29.5)
Purchase price adjustments..........                                 (5.5)              (5.5)
Foreign currency translation........       7.0          0.4                              7.4
                                        ------        -----        ------     ----    ------
Balance at Dec. 31, 2003............    $ 17.4        $ 2.5        $217.7     $5.1    $242.7
                                        ======        =====        ======     ====    ======

     Other intangible assets consisted of the following:

                                                GROSS
                                               CARRYING   ACCUMULATED            AMORTIZABLE
                                                AMOUNT    AMORTIZATION    NET       LIFE
                                               --------   ------------   -----   -----------
                                                               (IN MILLIONS)
Intangible assets subject to amortization:
  Two year non-compete agreement.............   $15.0        $ 7.5       $ 7.5      2 years
  Customer relationships and contracts.......    39.3          2.7        36.6   6-15 years
  Technology.................................    15.4          2.2        13.2   3-10 years
  Trade-name and trademarks..................     0.8          0.2         0.6    3-8 years
                                                -----        -----       -----
     Total...................................    70.5         12.6        57.9
                                                -----        -----       -----
Intangible assets not subject to
  amortization:
  Trade-name.................................    16.9                     16.9
                                                -----        -----       -----
Total other intangible assets................   $87.4        $12.6       $74.8
                                                =====        =====       =====

     The aggregate amortization expense for the years ended December 31, 2003, 2002 and 2001 was $12.5 million, $0.1 million and zero, respectively. The estimated amortization expense is $12.5 million for 2004 and approximately $5.0 million for each year from 2005 through 2008.

NOTE 5.  INCOME TAXES

     Consolidated income before taxes (including effect of 2002 accounting change) consists of the following:

                                                               2003    2002    2001
                                                              ------   -----   -----
                                                                  (IN MILLIONS)
U.S. .......................................................  $(20.4)  $22.5   $15.9
Foreign.....................................................    19.8    56.5    44.5
                                                              ------   -----   -----
                                                              $ (0.6)  $79.0   $60.4
                                                              ======   =====   =====

     Provision (benefit) for income taxes consists of the following:

                                                               2003    2002     2001
                                                              ------   -----   ------
                                                                   (IN MILLIONS)
Current:
  U.S. federal..............................................  $ (0.5)  $(3.2)  $(22.2)
  State and local...........................................     0.4     1.2     (0.7)
  Foreign income and withholding taxes......................    20.1    22.0     15.6
                                                              ------   -----   ------
                                                                20.0    20.0     (7.3)
                                                              ------   -----   ------
Deferred:
  U.S. federal and state....................................   (15.0)   11.4     25.7
  Foreign...................................................    (5.7)   (3.4)    (0.8)
                                                              ------   -----   ------
                                                               (20.7)    8.0     24.9
                                                              ------   -----   ------
Provision for income taxes..................................  $ (0.7)  $28.0   $ 17.6
                                                              ======   =====   ======
Income tax provision (benefit) includes the following:
  Continuing operations.....................................  $ (0.7)  $29.7   $ 17.6
  Cumulative effect of accounting change....................      --    (1.7)      --
                                                              ------   -----   ------
                                                              $ (0.7)  $28.0   $ 17.6
                                                              ======   =====   ======
Income taxes paid (refunded), net...........................  $ 29.4   $10.1   $ (2.4)
                                                              ======   =====   ======

     A reconciliation between the actual income tax expense provided and the income tax expense computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

                                                              2003    2002    2001
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Income taxes (benefit) at U.S. statutory rate...............  $(0.2)  $27.7   $21.1
Excess of foreign taxes over the U.S. statutory rate........    7.3     1.3     2.0
State and local income taxes................................    0.3     0.8    (0.4)
Tax benefits from Foreign Sales Corporation.................   (1.6)   (1.3)   (1.7)
Settlements of U.S. taxes...................................   (6.8)     --    (5.2)
Other.......................................................    0.3    (0.5)    1.8
                                                              -----   -----   -----
                                                              $(0.7)  $28.0   $17.6
                                                              =====   =====   =====

     The Company calculates deferred taxes from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Furthermore, the Company provides United

States taxes on unremitted foreign earnings. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                               2003     2002
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax assets:
  Other postretirement liabilities..........................  $ 86.9   $ 82.6
  Product warranty and self-insured risks...................    20.4     21.0
  Net operating loss carryforwards..........................    19.2      0.5
  Provision for environmental matters.......................     2.7     12.8
  Translation adjustments...................................    36.3     61.8
  Tax credit carryovers.....................................    28.0     14.6
  Other accruals and miscellaneous..........................    37.6     43.5
                                                              ------   ------
                                                               231.1    236.8
  Valuation allowance.......................................   (13.8)   (10.7)
                                                              ------   ------
  Total deferred tax assets.................................   217.3    226.1
                                                              ------   ------
Deferred tax liabilities:
  Tax over book depreciation................................    50.0     62.1
  Pension...................................................    68.9     59.2
  Unremitted foreign earnings...............................    38.1     34.3
  Other.....................................................    12.8     13.4
                                                              ------   ------
  Total deferred tax liabilities............................   169.8    169.0
                                                              ------   ------
  Net deferred tax assets...................................  $ 47.5   $ 57.1
                                                              ======   ======

     At December 31, 2003, the Company had federal net operating loss carryforwards of approximately $39.5 million, which will expire in 2023. The Company also had state net operating loss carryforwards of $48.8 million which will expire at various dates. Additionally, the Company had foreign net operating loss carryforwards of $6.1 million, of which $0.7 million will expire from 2007 to 2008. The remainder of the foreign net operating loss carryforwards have an unlimited carryforward period. Foreign tax credit carryforwards of approximately $20.5 million will expire between 2006 through 2008, with approximately $3.7 million expiring in 2006, $3.5 million expiring in 2007, and the remainder expiring in 2008. Furthermore, the Company also had various state tax credit carryovers of $7.5 million which expire at various dates from 2004 to 2017.

     The valuation allowance for deferred tax assets relates primarily to state net operating losses, state tax credits and certain tax assets arising in foreign tax jurisdictions, and in the judgment of management, these tax assets are not likely to be realized. The valuation allowance increased $3.1 million in 2003, the change primarily offset the change in certain deferred tax assets. Any subsequent reductions of the valuation allowance will be reported as reductions of tax expense assuming no offsetting change in the deferred tax asset.

     Tax returns are subject to audit by various taxing authorities. In 2003 and 2001, the Company recorded benefits to income of $6.8 million and $5.2 million, respectively, from settlements of U.S. tax issues primarily related to prior years.

NOTE 6.  INVENTORIES

     The components of inventories at December 31, were:

                                                               2003     2002
                                                              ------   ------
                                                               (IN MILLIONS)
Raw materials and work in process...........................  $170.6   $164.3
Finished goods..............................................   122.7    123.5
Supplies....................................................     4.9     16.2
                                                              ------   ------
                                                              $298.2   $304.0
                                                              ======   ======

NOTE 7.  BUSINESS SEGMENTS

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified four reportable operating segments. With the acquisition of FASCO on December 30, 2002, the Company created the Electrical Components operating segment. In addition to FASCO, the segment includes certain North American electrical component manufacturing that was previously reported in the Compressor Products operating segment. Business segment information for 2002 and 2001 has been reclassified to conform to the current year presentation. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company's segments share similar economic characteristics and are similar in terms of products offered, production processes, types of customers served and methods of distribution.

     The Company's four reportable operating segments are defined as follows:

     Compressor Products -- Manufacturing and marketing of a full line of hermetic compressors for residential and commercial air conditioning and refrigeration products.

     Electrical Component Products -- Manufacturing and marketing of AC and DC electric motors, blowers, gear motors and linear actuators for a broad and diverse set of applications across many industries.

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

BUSINESS SEGMENT INFORMATION

                                                           2003       2002       2001
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
External customer sales:
  Compressor Products..................................  $  797.9   $  781.6   $  801.7
  Electrical Component Products........................     420.9        8.0        2.9
  Engine & Power Train Products........................     475.1      432.3      480.9
  Pump Products........................................     124.3      120.6      113.4
  Other................................................       0.8        1.3         --
                                                         --------   --------   --------
     Total external customer sales.....................  $1,819.0   $1,343.8   $1,398.9
                                                         ========   ========   ========
Operating income:
  Compressor Products..................................  $   61.5   $   83.8   $   58.2
  Electrical Component Products........................      16.9       (4.9)      (3.9)
  Engine & Power Train Products........................      (5.3)       1.4       20.0
  Pump Products........................................      14.1       14.8       11.6
  Other................................................      (3.8)      (1.9)        --
  Corporate and consolidating items....................     (13.0)      (8.4)      (6.3)
  Restructuring charges, impairments and other items
     (see Note 14).....................................     (69.3)     (10.3)     (35.4)
                                                         --------   --------   --------
       Total operating income..........................  $    1.1   $   74.5   $   44.2
                                                         ========   ========   ========
Reconciliation to income before taxes:
  Operating income.....................................  $    1.1   $   74.5   $   44.2
  Interest (expense) income and other, net.............      (1.7)       9.3       16.2
                                                         --------   --------   --------
       Income (Loss) before taxes......................  $   (0.6)  $   83.8   $   60.4
                                                         ========   ========   ========
Assets:
  Compressor Products..................................  $  483.3   $  472.7   $  518.5
  Electrical Component Products........................     549.3      587.6       53.6
  Engine & Power Train Products........................     252.6      273.3      255.0
  Pump Products........................................      54.9       58.7       58.0
  Corporate and consolidating items....................     755.3      666.1      634.7
  Other................................................       4.1        4.6         --
                                                         --------   --------   --------
       Total assets....................................  $2,099.5   $2,063.0   $1,519.8
                                                         ========   ========   ========
Capital expenditures:
  Compressor Products..................................  $   48.9   $   47.0   $   51.0
  Electrical Component Products........................       5.0         --        2.1
  Engine & Power Train Products........................      23.7       23.0       10.0
  Pump Products........................................       0.5        0.6        1.6
  Corporate and consolidating items....................       4.7        3.3        0.7
                                                         --------   --------   --------
       Total capital expenditures......................  $   82.8   $   73.9   $   65.4
                                                         ========   ========   ========

                                                           2003       2002       2001
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Depreciation and amortization:
  Compressor Products..................................  $   40.4   $   41.7   $   49.4
  Electrical Components Products.......................      29.6         --         --
  Engine & Power Train Products........................      23.6       20.7       19.9
  Pump Products........................................       1.8        1.8        1.7
  Corporate and consolidating items....................       1.3        0.9        1.0
  Other................................................       0.9         --         --
                                                         --------   --------   --------
       Total depreciation and amortization.............  $   97.6   $   65.1   $   72.0
                                                         ========   ========   ========

GEOGRAPHIC SEGMENT INFORMATION

                                                           2003       2002       2001
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Customer Sales by Destination
  North America
     United States.....................................  $1,071.0   $  695.9   $  748.5
     Other North America...............................      72.7       56.1       70.1
                                                         --------   --------   --------
  Total North America..................................   1,143.7      752.0      818.6
  South America........................................     136.2      116.7      134.8
  Europe...............................................     311.6      259.8      247.0
  Middle East and Asia.................................     227.5      215.3      198.5
                                                         --------   --------   --------
                                                         $1,819.0   $1,343.8   $1,398.9
                                                         ========   ========   ========

                                                              2003     2002     2001
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Net Long-Lived Assets
  United States............................................  $230.7   $322.8   $265.5
  Brazil...................................................   159.1     97.9     76.7
  Rest of world............................................   164.8    149.8     89.7
                                                             ------   ------   ------
                                                             $554.6   $570.5   $431.9
                                                             ======   ======   ======

     The Electrical Component Products had intersegment sales of $69.2 million, $56.2 million and $65.1 million in 2003, 2002 and 2001, respectively.

NOTE 8.  DEBT

                                                               2003     2002
                                                              ------   ------
                                                               (IN MILLIONS)
Short-term borrowings consist of the following:
  Borrowings by foreign subsidiaries under revolving credit
     agreements, advances on export receivables and
     overdraft arrangements with banks used in the normal
     course of business; weighted average interest rate of
     7.4% in 2003 and 5.5% in 2002..........................  $ 87.2   $ 35.6
  Borrowings under a $125 million unsecured revolving credit facility with a consortium of banks, bearing interest
     at variable rates (2.16% at December 31, 2002).........      --     75.0
Current maturities of long-term debt........................     2.4      2.0
                                                              ------   ------
  Total short-term borrowings...............................  $ 89.6   $112.6
                                                              ======   ======
Long-term debt consists of the following:
  Unsecured borrowings, primarily with banks, by foreign
     subsidiaries with weighted average interest rate of
     8.7% in 2003 and 6.6% in 2002 and maturing in 2003
     through 2012...........................................  $ 15.4   $ 37.7
  Senior Guaranteed Notes, 4.66% fixed rate, maturing on
     March 5, 2008 through 2011.............................   300.0       --
  Unsecured bridge loan from a bank bearing interest at
     variable rates (2.06% at December 31, 2002)............      --    250.0
  Variable rate Industrial Development Revenue Bonds payable in quarterly installments from 2003 to 2021(weighted
     average interest rate of 1.72% and 2.26% in 2003 and
     2002, respectively)....................................    11.8     12.5
                                                              ------   ------
                                                               327.2    300.2
  Plus: Unamortized net premiums............................     2.8       --
  Less: Current maturities of long-term debt................    (2.4)    (2.0)
                                                              ------   ------
     Total long-term debt...................................  $327.6   $298.2
                                                              ======   ======

     On December 30, 2002, the Company acquired FASCO. The acquisition was financed with proceeds from $325.0 million in new bank borrowings and internal cash flows. Of $325.0 million in new borrowings, $250.0 million was from a six-month bridge loan and $75.0 million was from a new $125.0 million revolving credit facility. On March 5, 2003, the Company completed a private placement of $300 million Senior Guaranteed Notes due March 5, 2011. These notes bear interest at a fixed rate of 4.66%. Proceeds from the private placement were used to repay the $250 million bridge loan and pay down borrowings under the Company's revolving credit facility. On March 31, 2003, the remaining $25.0 million outstanding under the revolver was repaid from available cash resources.

     Under the $125 million revolving credit facility, the Company may select among various interest rate arrangements. The facility has a three-year term, which may be extended annually with the consent of the participating banks. The facility had an applicable commitment fee rate of 17.5 basis points. The Company paid facility fees of $0.2 million in 2003, $0.1 million in 2002, and $0.1 million in 2001. As of December 31, 2003, the Company has $18.1 million of the facility committed to support letters of credit.

     The Senior Guaranteed Notes and the revolving credit facility contain various operating and financial covenants. The more restrictive of these covenants require the Company to adhere to leverage and interest coverage ratios and limit aggregate new debt.

     In addition, during the third quarter 2003, the Company entered into two pay variable, receive fixed interest rate swap agreements to lower the Company's overall borrowing costs. At December 31, 2003, long-term debt includes a net unamortized premium of $3.5 million, and the fair value adjustment for the active interest rate swap agreements of $0.7 million. The active swap agreements have a total notional principal amount of $125.0 million with maturity terms that match the Company's Senior Guaranteed Notes. The variable interest payments are based upon 60 day LIBOR.

     Scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2003 are as follows:

                                                               (IN MILLIONS)
                                                               -------------
2004........................................................      $  2.4
2005........................................................         8.6
2006........................................................         6.2
2007........................................................        61.4
2008........................................................        61.6
Thereafter..................................................       187.0
                                                                  ------
                                                                  $327.2
                                                                  ======

     Interest paid was $15.3 million in 2003, $4.4 million in 2002, and $3.3 million in 2001.

NOTE 9.  ENVIRONMENTAL MATTERS

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

     The EPA has indicated its intent to address the site in two phases, with the Company's Sheboygan Falls plant site and the upper river constituting the first phase ("Phase I") and the middle and lower river and harbor being the second phase ("Phase II"). In March 2003, the Company entered into a Consent Decree with the EPA concerning the performance of remedial design and remedial action for Phase I. The Consent Decree has also been approved by the U.S. Department of Justice, but it has yet to become a final judgment pending approval by the pertinent federal district court. Negotiation of a Consent Decree regarding Phase II has yet to commence.

     On March 25, 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of the Company's responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, the Company has purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. The Company believes such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. On October 10, 2003, in conjunction with the Liability Transfer Agreement, the Company completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.

     In connection with the Liability Transfer Agreement, the Company has received an opinion from outside tax counsel that substantially all of the payment made to PRS should be currently deductible for federal income tax purposes.

     The total cost of the Liability Transfer Agreement to the Company, including the cost of the insurance policies, was $39.2 million. The Company recognized a nonrecurring charge of $13.6 million ($8.7 million net of tax ) in the first quarter of 2003. The charge consisted of the difference between the cost of the Liability Transfer Agreement and amounts previously accrued for the cleanup. The Company continues to maintain an additional reserve of $0.5 million to reflect its potential environmental liability arising from operations at the Site, including potential residual liabilities not assumed by PRS pursuant to the Liability Transfer Agreement.

     It is the intent of the Company, PRS and the EPA to negotiate provisions that would add PRS as a PRP by amendment to the Consent Decree, which requires the approval of the U.S. Department of Justice. Until such approval is received, U.S. GAAP requires that the Company continue to record the full amount of the estimated remediation liability of $39.7 million and a corresponding asset of $39.2 million included in Other Assets in the balance sheet. While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The actual cost of this obligation will be governed by numerous factors, including, without limitation, the requirements of the WDNR, and may be greater or lower than the amount accrued.

     With respect to other environmental matters, the Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At December 31, 2003, the Company had accrued $2.7 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

     The WDNR requested that the Company join it in a cooperative effort to investigate and cleanup PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the source area near its facility. The next phase of the cooperative effort is scheduled to occur mid-2004 involving a stream segment downstream of the source area. The Company has provided approximately $2.5 million for these costs. Although participation in a cooperative remedial effort after this phase for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

     In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2003 and 2002, the Company had accrued $46.6 million and $36.3 million, respectively, for environmental remediation, including $39.7 and $29.2 million, respectively relating to the Sheboygan River and Harbor Superfund Site. Additionally, as of December 31, 2003, the Company had recorded a corresponding asset of $39.2 million relating to the Sheboygan River and Harbor Superfund Site in connection with its agreement with PRS. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

NOTE 11.  FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 2003 and 2002:

                                                          2003                2002
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     AMOUNT    VALUE     AMOUNT    VALUE
                                                    --------   ------   --------   ------
                                                                (IN MILLIONS)
Cash and cash equivalents.........................   $344.6    $344.6    $333.1    $333.1
Short-term borrowings.............................     89.6      89.6     110.6     110.6
Long-term debt....................................    327.6     326.6     300.2     300.2
Foreign currency contracts........................      0.6       0.6      (0.2)     (0.2)
Commodity contracts...............................       --       2.7        --       1.1

     The carrying amount of cash equivalents approximates fair value due to their liquidity and short-term maturities. The fair value of the Company's fixed interest rate debt reflects the difference between the contract rate and the prevailing rates as of the balance sheet date. The carrying value of the Company's variable interest rate debt approximates fair value. The fair values of foreign currency and commodity contracts reflect the differences between the contract prices and the forward prices available on the balance sheet date.

     The Company does not utilize financial instruments for trading or other speculative purposes. The Company generally does not hedge the net investment in its subsidiaries. All derivative financial instruments held at December 31, 2003 will mature within six months. All such instruments held at December 31, 2002 matured in 2003.

     The Company's derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are recognized on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. The Company's foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of the contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income. The Company's European subsidiaries had contracts for the sale of $13.0 million and $0.2 million at December 31, 2003 and 2002, respectively. The European subsidiaries had contracts for the purchase of $3.2 million and $4.7 million at December 31, 2003 and 2002, respectively.

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

     The Company uses commodity forward purchasing contracts to help control the cost of commodities (copper and aluminum) used in the production of compressor motors and components and engines. Company policy allows local managers to contract commodity forwards for a limited percentage of raw material requirements up to one year in advance. These contracts are not recorded in the balance sheet as they do not require an initial cash outlay and do not represent a liability until delivery of the commodity. Commodity forwards outstanding at December 31, 2003 and 2002 were $16.1 million and $14.6 million, respectively.

     A portion of export accounts receivable at the Company's Brazilian subsidiary are sold without recourse at a discount. Sold Brazilian receivable balances at December 31, 2003 and 2002 were $64.5 million and $41.2 million, respectively, and the discount rate was 3.3% in 2003 and 4.9% in 2002. The Company estimates the fair value of the contingent liability related to these receivables to be $0.1 million, which is included in operating income and allowance for doubtful accounts.

NOTE 12.  GUARANTEES AND WARRANTIES

     A portion of export accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian export receivables sold at December 31, 2003 and December 31, 2002 were $64.5 million and $41.2 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $0.1 million, which is included in operating income and allowance for doubtful accounts.

     A provision for estimated future warranty costs is recorded when products are sold and revenue recognized. Changes in the Company's product warranty liability are as follows:

                                                                   2003
                                                               -------------
                                                               (IN MILLIONS)
Balance at January 1, 2003..................................       $30.5
Accruals for warranties.....................................        20.1
Settlements of warranty claims..............................       (17.4)
Effect of foreign currency translation......................         0.8
                                                                   -----
Balance at December 31, 2003................................       $34.0
                                                                   =====

NOTE 13.  STOCKHOLDERS' EQUITY

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

     A Shareholders' Rights Plan is in effect for each class of stock. These plans protect shareholders against unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders. The rights are not currently exercisable, but would become exercisable at an exercise price of $180 per share, subject to adjustment, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of Class B common stock. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the Class A and Class B common stock. The rights expire on August 25, 2009. As of December 31, 2003, 13,401,938 shares of Class A common stock and 5,077,746 shares of Class B common stock were reserved for future exercise under the plans.

NOTE 14.  RESTRUCTURING CHARGES, IMPAIRMENTS AND OTHER ITEMS

  2003

     Full year 2003 results were adversely impacted by a total of $69.3 million ($55.0 million net of tax or $2.98 per share) of restructuring, impairment and other charges. During the first quarter, the Company recognized a charge of $13.6 million ($8.7 million net of tax or $0.47 per share) related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility (see
Note 9).

     During the second quarter of 2003, the Company announced restructuring actions involving the Engine & Power Train business. These actions included the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities and the relocation of certain production to the new Curitiba, Brazil facility and other existing U.S. locations. As a result of these actions, the Company incurred both charges and gains, which were recognized over the second, third and fourth quarters of 2003 in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 88 "Employer's Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and Termination Benefits." As of December 31, 2003, the Company had recognized $32.0 million in charges and $5.8 million in gains equaling a net charge of $26.2 million ($16.8 million net of tax or $0.91 per share) with respect to these restructuring actions. Included in the charges were approximately $7.5 million in earned severance pay and future benefit costs relating to manpower reductions, $4.2 million in plant closing and exit costs incurred through December 31, 2003, and $20.3 million in asset impairment charges for idled equipment and facilities. The amount of severance pay and future benefit costs mentioned above included $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility. The gains represented curtailment gains associated with other post-employment benefits. Under U.S. GAAP, such gains are not recognizable until the affected employees have been severed and, accordingly, were recorded in the third quarter of 2003. Under SFAS No. 146, certain costs are only recognized to the extent a liability has been actually incurred. Accordingly, $28.5 million, $2.5 million and $1.0 million of the charges were recognized in the second, third and fourth quarters, respectively. As of December 31, 2003, substantially all of the costs of the restructuring had been incurred.

     During the fourth quarter of 2003, the Company recognized a charge for the impairment of goodwill associated with the Company's European compressor operations. The charge, which was determined as part of the Company's annual evaluation of goodwill as specified by SFAS No. 142, amounts to $29.5 million before and after taxes (or $1.60 per share). The impairment was primarily the result of the approximately 17% decline in the value of the U.S. Dollar versus the Euro. The change in currency value increased the Company's net investment in the European subsidiary in U.S. Dollar terms and reduced margins on U.S. Dollar-denominated sales.

  2002

     Full year 2002 results were adversely impacted by $10.3 million ($6.6 million net of tax or $0.36 per share) in restructuring charges and impairment. During the fourth quarter, a charge of $5.8 million ($3.7 million net of tax or $0.20 per share) was recorded in the Engine & Power Train business. Included in the charge is $4.1 million for costs, mostly write-downs of fixed assets, associated with the relocation of engine component manufacturing, and the discontinuation of production activities at the Grafton, Wisconsin facility. Also included in the charge is $1.7 million for additional environmental cleanup costs, primarily additional past response costs levied by the EPA for its Sheboygan, Wisconsin facility. During the first quarter, a charge of $4.5 million ($2.8 million net of tax or $0.15 per share) was recorded in the Compressor business. This charge was for costs, primarily the write-off of certain unusable equipment, related to the relocation of additional rotary compressor lines from the U.S. to Brazil.

  2001

     The 2001 results were adversely impacted by $35.4 million ($22.8 million net of tax, or $1.23 per share) in restructuring charges. During the third quarter of 2001, the Company offered an early retirement incentive plan to eligible Corporate, North American Compressor Group and Engine & Power Train Group employees. Two hundred fifty employees, representing approximately 78% of those eligible, or approximately 20% of the total salaried workforce in the eligible groups, elected early retirement. The cost of providing the pension and healthcare benefits associated with this plan amounted to $29.3 million ($18.9 million net of tax) and has been recorded as a nonrecurring charge in the third quarter.

     During the fourth quarter of 2001, the charge of $6.1 million ($3.9 million net of tax, or $0.21 per share) in the Engine & Power Train business related primarily to the transfer of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic.

NOTE 15.  BUSINESS ACQUISITIONS

     On December 30, 2002, the Company acquired FASCO from Invensys Plc for cash of $396.6 million and the assumption of approximately $14.5 million in debt. During 2003, the Company received $14.1 million in cash for post-closing purchase price adjustments related to working capital and employee benefits. These proceeds are reflected in the Statement of Cash Flows under "Business acquisition, net of cash acquired." The results of FASCO's operations are included in the Company's statement of consolidated income for the full year 2003 within the Electrical Components business segment.

     FASCO manufactures AC motors, DC motors, blowers, gear motors and linear actuators, all of which are used in a wide variety of applications within the HVAC, automotive, healthcare and appliance industries. The Company believes that the addition of FASCO will allow it to reach new customers and markets and enable it to deliver higher valued-added products and complete customer solutions in all of its business segments.

     The acquisition was financed with proceeds from $325.0 million in new bank borrowings and internal cash flows. Of the $325.0 million in new borrowings, $250.0 million was from a six-month bridge loan and $75.0 million was from a new three-year $125 million revolving credit facility. On March 5, 2003, the Company completed a private placement of $300 million Senior Guaranteed Notes maturing 2008 through 2011. Proceeds from the private placement were used to repay the bridge loan and pay down borrowings under the revolving credit facility.

     During the year, the Company completed the final purchase price allocation reflecting professional asset valuations completed during the second quarter, post-closing purchase price adjustments and other refinements. The original and final purchase price allocations were as follows:

                                                             PRELIMINARY VALUES
                                                            ESTIMATED AT TIME OF   FINAL
                                                                ACQUISITION        VALUES
                                                            --------------------   ------
                                                                    (IN MILLIONS)
Current assets............................................         $110.4          $108.6
Property, plant and equipment.............................          158.2           123.0
Intangible assets.........................................           55.0            83.5
Goodwill..................................................          223.2           217.7
                                                                   ------          ------
  Total assets acquired...................................         $546.8          $532.8
                                                                   ======          ======
Current liabilities.......................................         $ 92.2          $ 85.9
Other liabilities.........................................           53.7            56.3
Long-term debt............................................            0.6             0.6
                                                                   ------          ------
  Total liabilities assumed...............................         $146.5          $142.8
                                                                   ======          ======

     The preliminary and final values of intangible assets are summarized as follows:

                                                 PRELIMINARY VALUES
                                                 ESTIMATED AT TIME    REVISED
                                                   OF ACQUISITION     VALUES    ESTIMATED LIFE
                                                 ------------------   -------   --------------
                                                                 (IN MILLIONS)
Definite-lived intangibles:
  Two year non-compete agreement...............        $15.0           $15.0         2 years
  Customer relationships and contracts.........         20.0            39.3      6-15 years
  Technology...................................           --            12.3      3-10 years
Indefinite-lived intangibles:
  Trade name...................................         20.0            16.9
                                                       -----           -----
                                                       $55.0           $83.5
                                                       =====           =====

     The goodwill of $217.7 million is included in the Electrical Components segment. None of the goodwill from the FASCO acquisition is deductible for tax purposes.

     The following unaudited pro forma financial information presents the results of operations as though the acquisition had been completed at the beginning of the respective periods.

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
Net sales...................................................  $1,789.8    $1,865.6
Income before taxes and cumulative effect of accounting
  change....................................................     100.2        86.2
Net income..................................................      59.6        53.0
Basic earnings per share....................................  $   3.23    $   2.85

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

NOTE 16.  NEW ACCOUNTING STANDARDS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142 goodwill is no longer amortized, but is subject to impairment testing on at least an annual basis. As of December 31, 2001, the net book value of the Company's goodwill was $45.1 million. However, as required by the Statement, the Company tested for impairment at the date of adoption and found that the goodwill associated with the Engine & Power Train European operations had been impaired. Accordingly, goodwill amounting to $4.8 million was written-off and recognized as a cumulative effect from an accounting change. In addition, during the Company's annual test for impairment conducted in the fourth quarter of 2003, it was determined that goodwill amounting to $29.5 million associated with the Company's European compressor business had been impaired. The book value of the Company's goodwill at December 31, 2003, was $242.7 million, and included $217.7 million of goodwill recorded in connection with the FASCO acquisition. Amortization of goodwill amounted to approximately $1.5 million for the twelve months ended December 31, 2001.

     On January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which superseded SFAS No. 121, addresses accounting and financial reporting for the impairment or disposal of long-lived assets. There was no material effect on the results of operations, cash flows, or financial position as a result of adopting this standard. The impairment charges recorded in 2003 and 2002 were determined in accordance with the provisions of SFAS No. 144.

     In June 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit." In particular, the new standard applies to involuntary work force reductions and the costs to consolidate facilities. The statement mostly addresses when such costs can be accrued and generally delays recognition versus prior practice by providing that liabilities must be actually incurred and not just planned. The standard was effective for actions occurring after December 31, 2002. The restructuring charges relating to the Company's Engine & Power Train business during 2003 were determined in accordance with the provisions of SFAS No. 146.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements. The Company has provided the required disclosures in Note 12 to the Consolidated Financial Statements.

     In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. The standard has had no effect on the Company's accounting given the limited nature of the Company's current hedging activities.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." The standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has not issued securities meeting the definition of these types of financial instruments.

     In December 2003, the FASB reissued a revised version of SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits. The Standard revises the required disclosures to include more details with respect to plan assets, benefit obligations, cash flows, benefit costs and other relevant information. The Company has included the required disclosures in the "Notes to Consolidated Financial Statements."

     Also in December 2003, the FASB released a revised version of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities
("VIE's") -- an interpretation of ARB No. 51," which had originally been issued in January 2003. The interpretation introduces a new consolidation model that goes beyond Special Purpose Entities ("SPE's") and is applicable to virtually all legal entities. The model focuses on identifying entities for which a controlling financial interest is achieved through means other than voting rights. Such entities are referred to as VIE's and the enterprise that is the primary beneficiary of a VIE would be required to consolidate it. The revised interpretation is required to be adopted during the first quarter of 2004, however, the Company does not believe it has any unconsolidated entities that would be required to be consolidated under this Interpretation.

NOTE 17.  QUARTERLY FINANCIAL DATA -- UNAUDITED

                                                        QUARTER
                                           ---------------------------------
                                           FIRST    SECOND   THIRD    FOURTH    TOTAL
                                           ------   ------   ------   ------   --------
                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
2003
  Net sales..............................  $473.9   $482.3   $438.5   $424.3   $1,819.0
  Gross profit...........................    45.4     35.7     62.1     19.0      162.2
  Income (Loss) before cumulative effect
     of accounting change................     2.4     (6.5)    19.0    (14.8)       0.1
  Net income (loss)......................  $  2.4   $ (6.5)  $ 19.0   $(14.8)  $    0.1
                                           ======   ======   ======   ======   ========
  Basic and diluted earnings (loss) per
     share...............................  $ 0.13   $(0.35)  $ 1.03   $(0.80)  $   0.01
                                           ======   ======   ======   ======   ========
2002
  Net sales..............................  $333.4   $395.3   $310.9   $304.2   $1,343.8
  Gross profit...........................    36.8     66.4     49.8     38.9      191.9
  Income before cumulative effect of
     accounting change...................     7.2     23.4     14.2      9.3       54.1
  Net income.............................  $  4.1   $ 23.4   $ 14.2   $  9.3   $   51.0
                                           ======   ======   ======   ======   ========
  Basic and diluted earnings per share...  $ 0.22   $ 1.27   $ 0.77   $ 0.50   $   2.76
                                           ======   ======   ======   ======   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information about the April 11, 2003 change in our independent accountants was previously reported on a Form 8-K filed April 17, 2003, as amended by a Form 8-K/A filed April 22, 2003. There were no reportable disagreements with our accountants on accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the fiscal year covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the captions "Election of Directors" and "Audit Committee" in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption "Appendix A -- Share Ownership -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

     The Company has adopted a Code of Ethics for Financial Managers, which applies to the Company's Chief Executive Officer, Chief Financial Officer, Corporate Controller, and Manager of Financial Reporting, and the controller or principal accounting manager of each business unit, as well as a Code of Conduct for All Directors, Officers, and Employees and an Ethics Reporting Policy. Current copies of both codes and the reporting policy are posted at the Investor Relations section of the Company's website at www.tecumseh.com.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Appendix B -- Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Director Compensation" in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Appendix A -- Share Ownership" in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the caption "Appendix D -- Audit and Non-Audit Fees" in the Company's definitive Proxy Statement relating to its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) Financial Statements

         See "Financial Statements"

     (3) See Index to Exhibits (See Item 15 (c), below)

     (b) Reports on Form 8-K filed in the fourth quarter of 2003

          On October 30, 2003, the Company filed a report on Form 8-K reporting under Item 5, "Other Events and Regulation FD Disclosure," the issuance of a press release regarding the appointment of Virginia A. Kamsky as Director of the Company.

          On October 31, 2003, the Company filed a report on Form 8-K reporting under Item 9, "Regulation FD Disclosure," and Item 12. "Results of Operations and Financial Condition," the issuance of a press release regarding its third quarter 2003 earnings press release and Investor Presentation.

          On November 26, 2003, the Company filed a report on Form 8-K reporting under Item 5, "Other Events and Regulation FD Disclosure," the issuance of a press release regarding the retirement of Ralph W. Babb, Jr. as Director of the Company.

     (c) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  3.1     Restated Articles of Incorporation of Tecumseh Products
          Company (incorporated by reference to Exhibit (3) of the
          registrant's Annual Report on Form 10-K for the year ended
          December 31, 1991, as filed with the Securities and Exchange
          Commission, File No. 0-452)
  3.2     Certificate of Amendment to the Restated Articles of
          Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit B-5 of the registrant's Form 8
          Amendment No. 1 dated April 22, 1992 to Form 10 Registration
          Statement dated April 24, 1965, as filed with the Securities and Exchange Commission, File No. 0-452)
  3.3     Certificate of Amendment to the Restated Articles of
          Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (4)(c) of the registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1994, as filed with the Securities and Exchange Commission, File No.
          0-452)
  3.4     Amended and Restated Bylaws of Tecumseh Products Company as
          amended through April 30, 2003 (incorporated by reference to
          Exhibit 3 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the
          Securities and Exchange Commission, File No. 0-452)
  4.1     Note Purchase Agreement dated March 5, 2003 by and among
          Tecumseh Products Company and certain Purchasers listed
          therein (incorporated by reference to Exhibit 4.1 of the
          registrant's Current Report on Form 8-K as filed March 7,
          2003 with the Securities and Exchange Commission, File No.
          0-452)
  4.2     Guaranty Agreement dated March 5, 2003 made by certain
          subsidiaries of Tecumseh Products Company in favor of the
          Purchasers of the Notes (incorporated by reference to
          Exhibit 4.2 of the registrant's Current Report on Form 8-K as filed March 7, 2003 with the Securities and Exchange
          Commission, File No. 0-452)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  4.3     Form of Note (incorporated by reference to Exhibit 4.3 of
          the registrant's Current Report on Form 8-K as filed March
          7, 2003 with the Securities and Exchange Commission, File
          No. 0-452)
 10.1     Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated
          April 22, 1992 to Form 8-A registering Common Stock Purchase
          Rights dated January 23, 1991, as filed with the Securities and Exchange Commission, File No. 0-452)
 10.2     Amendment No. 1 to Amended and Restated Class B Rights
          Agreement (incorporated by reference to Exhibit 4 to Form 8
          Amendment No. 2 dated October 2, 1992 to Form 8-A
          registering Common Stock Purchase Rights dated January 23,
          1991, as filed with the Securities and Exchange Commis-
          sion, File No. 0-452)
 10.3     Amendment No. 2 to Amended and Restated Class B Rights
          Agreement (incorporated by reference to Exhibit 4 to Form
          8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A
          registering Common Stock Purchase Rights dated January 23,
          1991, as filed with the Securities and Exchange Commission,
          File No. 0-452)
 10.4     Amendment No. 3 to Amended and Restated Class B Rights
          Agreement (incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K as filed August 26,
          1999 with the Securities and Exchange Commission, File No.
          0-452)
 10.5     Amendment No. 4 to Amended and Restated Class B Rights
          Agreement, dated as of August 22, 2001, between Tecumseh
          Products Company and State Street Bank and Trust Company,
          N.A., as successor Class B Rights Agent (incorporated by
          reference to Exhibit 4.4 to Form 8-A/A Amendment No. 5 dated
          September 19, 2001 to Form 8-A registering Common Stock
          Purchase Rights dated January 23, 1991, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.6     Amendment No. 5 to Amended and Restated Class B Rights
          Agreement, dated as of July 15, 2002, between Tecumseh
          products Company, State Street Bank and Trust Company, N.A.
          as the existing agent, and Equiserve Trust Company, N.A. as successor Class B Rights Agent (incorporated by reference to
          Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.7     Class A Rights Agreement (incorporated by reference to
          Exhibit 4 to Form 8-A registering Class A Common Stock
          Purchase Rights dated April 22, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.8     Amendment No. 1 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated
          October 2, 1992 to Form 8-A registering Class A Common Stock
          Purchase Rights dated April 22, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.9     Amendment No. 2 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A/A Amendment No. 2 dated
          June 22, 1993 to Form 8-A registering Class A Common Stock
          Purchase Rights dated April 22, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.10    Amendment No. 3 to Class A Rights Agreement (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K as filed August 26, 1999 with the Securities and
          Exchange Commission, File No. 0-452)
 10.11    Amendment No. 4 to Class A Rights Agreement dated as of
          August 22, 2001, between Tecumseh products Company and State
          Street Bank and Trust Company, N.A., as successor Class A
          Rights Agent (incorporated by reference to Exhibit 4.4 to
          Form 8-A/A Amendment No. 4 dated September 19, 2001 to Form
          8-A registering Class A Common Stock Purchase Rights dated
          April 22, 1992, as filed with the Securities and Exchange
          Commission, File No. 0-452)
 10.12    Amendment No. 5 to Class A Rights Agreement, dated as of
          July 15, 2002, between Tecumseh products Company, State
          Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class A
          Rights Agent (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the year
          ended December 31, 2002, as filed with the Securities and
          Exchange Commission, File No. 0-452)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.13    Description of Death Benefit Plan (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant's Annual Report on Form
          10-K for the year ended December 31, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.14    Management Incentive Plan, as amended through November 22,
          1995 (management contract or compensatory plan or
          arrangement) (incorporated by reference to Exhibit (10)(h)
          to registrant's Annual Report on Form 10-K for the year
          ended December 31, 1995, as filed with the Securities and
          Exchange Commission, File No. 0-452)
 10.15    Amendment No. 3 to Management Incentive Plan, adopted
          January 22, 1997 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
          (10)(i) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, File No. 0-452)
 10.16    Amendment No. 4 to Management Incentive Plan effective
          January 1, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999, as filed with the Securities and Exchange
          Commission, File No. 0-452)
 10.17    Amendment No. 5 to Management Incentive Plan effective
          November 22, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year
          ended December 31, 2000, as filed with the Securities and
          Exchange Commission, File No. 0-452)
 10.18    Amended and Restated Supplemental Executive Retirement Plan
          effective June 27, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
          10.16 to registrant's Annual Report on Form 10-K for the
          year ended December 31, 2001, as filed with the Securities and Exchange Commission, File No. 0-452)
 10.19    Amendment No. 1 to the Supplemental Executive Retirement
          Plan adopted September 26, 2001 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit 10.17 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.20    Outside Directors' Voluntary Deferred Compensation Plan
          adopted November 25, 1998 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(k) to registrant's Annual Report on Form
          10-K for the year ended December 31, 1998, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.21    Amendment No. 1 to Outside Directors' Voluntary Deferred
          Compensation Plan adopted August 28, 2002 (management
          contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.21 of the registrant's Annual
          Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, File No.
          0-452)
 10.22    Amended and Restated Voluntary Deferred Compensation Plan
          effective November 28, 2001 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit 10.19 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.23    Amendment No. 1 to Amended and Restated Voluntary Deferred
          Compensation Plan adopted September 25, 2002 (management
          contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.23 of the registrant's Annual
          Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, File No.
          0-452)
 10.24    Director Retention Phantom Stock Plan as amended and
          restated November 27, 2002 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit 10.25 of the registrant's Annual Report on Form
          10-K for the year ended December 31, 2002, as filed with the
          Securities and Exchange Commission, File No. 0-452)
14*       Code of Ethics
21*       Subsidiaries to the Company
24*       Power of Attorney

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 31.1*    Certification of President and Chief Executive Officer
          pursuant to Rule 13a-14(a).
 31.2*    Certification of Chief Financial Officer pursuant to Rule
          13a-14(a).
 32.1*    Certification of President and Chief Executive Officer
          pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of
          Title 18 of the United States Code.
 32.2*    Certification of Chief Financial Officer pursuant to Rule
          13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the
          United States Code.

---------------

* Filed herewith

     (d) Financial Statement Schedules

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TECUMSEH PRODUCTS COMPANY

Date: March 1, 2004                                         By: /s/ TODD W. HERRICK
                                                 ---------------------------------------------
                                                                Todd W. Herrick
                                                      Chairman of the Board of Directors,
                                                     President and Chief Executive Officer

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

              SIGNATURE                                OFFICE                 DATE OF SIGNING
              ---------                                ------                 ---------------

         /s/ TODD W. HERRICK                  Chairman of the Board of        March 1, 2004
--------------------------------------      Directors, President, Chief
           Todd W. Herrick                  Executive Officer (Principal
                                                 Executive Officer)


           /s/ DAVID W. KAY                Vice President, Treasurer and      March 1, 2004
--------------------------------------   Chief Financial Officer (Principal
             David W. Kay                Accounting and Principal Financial
                                               Officer) and Director


                  *                                   Director                March 1, 2004
--------------------------------------
            Peter M. Banks


                  *                                   Director                March 1, 2004
--------------------------------------
           Jon E. Barfield


                  *                                   Director                March 1, 2004
--------------------------------------
          J. Russell Fowler


                  *                                   Director                March 1, 2004
--------------------------------------
          Stephen L. Hickman


                  *                                   Director                March 1, 2004
--------------------------------------
          Virginia A. Kamsky


                  *                                   Director                March 1, 2004
--------------------------------------
           David M. Risley


 *By:          /s/ DAVID W. KAY
        ------------------------------
                 David W. Kay
               Attorney-in-Fact

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Restated Articles of Incorporation of Tecumseh Products
          Company (incorporated by reference to Exhibit (3) of the
          registrant's Annual Report on Form 10-K for the year ended
          December 31, 1991, as filed with the Securities and Exchange
          Commission, File No. 0-452)
  3.2     Certificate of Amendment to the Restated Articles of
          Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit B-5 of the registrant's Form 8
          Amendment No. 1 dated April 22, 1992 to Form 10 Registration
          Statement dated April 24, 1965, as filed with the Securities and Exchange Commission, File No. 0-452)
  3.3     Certificate of Amendment to the Restated Articles of
          Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (4)(c) of the registrant's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1994, as filed with the Securities and Exchange Commission, File No.
          0-452)
  3.4     Amended and Restated Bylaws of Tecumseh Products Company as
          amended through April 30, 2003 (incorporated by reference to
          Exhibit 3 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the
          Securities and Exchange Commission, File No. 0-452)
  4.1     Note Purchase Agreement dated March 5, 2003 by and among
          Tecumseh Products Company and certain Purchasers listed
          therein (incorporated by reference to Exhibit 4.1 of the
          registrant's Current Report on Form 8-K as filed March 7,
          2003 with the Securities and Exchange Commission, File No.
          0-452)
  4.2     Guaranty Agreement dated March 5, 2003 made by certain
          subsidiaries of Tecumseh Products Company in favor of the
          Purchasers of the Notes (incorporated by reference to
          Exhibit 4.2 of the registrant's Current Report on Form 8-K as filed March 7, 2003 with the Securities and Exchange
          Commission, File No. 0-452)
  4.3     Form of Note (incorporated by reference to Exhibit 4.3 of
          the registrant's Current Report on Form 8-K as filed March
          7, 2003 with the Securities and Exchange Commission, File
          No. 0-452)
 10.1     Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated
          April 22, 1992 to Form 8-A registering Common Stock Purchase
          Rights dated January 23, 1991, as filed with the Securities and Exchange Commission, File No. 0-452)
 10.2     Amendment No. 1 to Amended and Restated Class B Rights
          Agreement (incorporated by reference to Exhibit 4 to Form 8
          Amendment No. 2 dated October 2, 1992 to Form 8-A
          registering Common Stock Purchase Rights dated January 23,
          1991, as filed with the Securities and Exchange Commission,
          File No. 0-452)
 10.3     Amendment No. 2 to Amended and Restated Class B Rights
          Agreement (incorporated by reference to Exhibit 4 to Form
          8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A
          registering Common Stock Purchase Rights dated January 23,
          1991, as filed with the Securities and Exchange Commission,
          File No. 0-452)
 10.4     Amendment No. 3 to Amended and Restated Class B Rights
          Agreement (incorporated by reference to Exhibit 4.2 of the registrant's Current Report on Form 8-K as filed August 26,
          1999 with the Securities and Exchange Commission, File No.
          0-452)
 10.5     Amendment No. 4 to Amended and Restated Class B Rights
          Agreement, dated as of August 22, 2001, between Tecumseh
          Products Company and State Street Bank and Trust Company,
          N.A., as successor Class B Rights Agent (incorporated by
          reference to Exhibit 4.4 to Form 8-A/A Amendment No. 5 dated
          September 19, 2001 to Form 8-A registering Common Stock
          Purchase Rights dated January 23, 1991, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.6     Amendment No. 5 to Amended and Restated Class B Rights
          Agreement, dated as of July 15, 2002, between Tecumseh
          products Company, State Street Bank and Trust Company, N.A.
          as the existing agent, and Equiserve Trust Company, N.A. as successor Class B Rights Agent (incorporated by reference to
          Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the
          Securities and Exchange Commission, File No. 0-452)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.7     Class A Rights Agreement (incorporated by reference to
          Exhibit 4 to Form 8-A registering Class A Common Stock
          Purchase Rights dated April 22, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.8     Amendment No. 1 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated
          October 2, 1992 to Form 8-A registering Class A Common Stock
          Purchase Rights dated April 22, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.9     Amendment No. 2 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A/A Amendment No. 2 dated
          June 22, 1993 to Form 8-A registering Class A Common Stock
          Purchase Rights dated April 22, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.10    Amendment No. 3 to Class A Rights Agreement (incorporated by reference to Exhibit 4.1 of the registrant's Current Report on Form 8-K as filed August 26, 1999 with the Securities and
          Exchange Commission, File No. 0-452)
 10.11    Amendment No. 4 to Class A Rights Agreement dated as of
          August 22, 2001, between Tecumseh products Company and State
          Street Bank and Trust Company, N.A., as successor Class A
          Rights Agent (incorporated by reference to Exhibit 4.4 to
          Form 8-A/A Amendment No. 4 dated September 19, 2001 to Form
          8-A registering Class A Common Stock Purchase Rights dated
          April 22, 1992, as filed with the Securities and Exchange
          Commission, File No. 0-452)
 10.12    Amendment No. 5 to Class A Rights Agreement, dated as of
          July 15, 2002, between Tecumseh products Company, State
          Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class A
          Rights Agent (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the year
          ended December 31, 2002, as filed with the Securities and
          Exchange Commission, File No. 0-452)
 10.13    Description of Death Benefit Plan (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant's Annual Report on Form
          10-K for the year ended December 31, 1992, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.14    Management Incentive Plan, as amended through November 22,
          1995 (management contract or compensatory plan or
          arrangement) (incorporated by reference to Exhibit (10)(h)
          to registrant's Annual Report on Form 10-K for the year
          ended December 31, 1995, as filed with the Securities and
          Exchange Commission, File No. 0-452)
 10.15    Amendment No. 3 to Management Incentive Plan, adopted
          January 22, 1997 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
          (10)(i) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, File No. 0-452)
 10.16    Amendment No. 4 to Management Incentive Plan effective
          January 1, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999, as filed with the Securities and Exchange
          Commission, File No. 0-452)
 10.17    Amendment No. 5 to Management Incentive Plan effective
          November 22, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year
          ended December 31, 2000, as filed with the Securities and
          Exchange Commission, File No. 0-452)
 10.18    Amended and Restated Supplemental Executive Retirement Plan
          effective June 27, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
          10.16 to registrant's Annual Report on Form 10-K for the
          year ended December 31, 2001, as filed with the Securities and Exchange Commission, File No. 0-452)
 10.19    Amendment No. 1 to the Supplemental Executive Retirement
          Plan adopted September 26, 2001 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit 10.17 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the
          Securities and Exchange Commission, File No. 0-452)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.20    Outside Directors' Voluntary Deferred Compensation Plan
          adopted November 25, 1998 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(k) to registrant's Annual Report on Form
          10-K for the year ended December 31, 1998, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.21    Amendment No. 1 to Outside Directors' Voluntary Deferred
          Compensation Plan adopted August 28, 2002 (management
          contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.21 of the registrant's Annual
          Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, File No.
          0-452)
 10.22    Amended and Restated Voluntary Deferred Compensation Plan
          effective November 28, 2001 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit 10.19 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the
          Securities and Exchange Commission, File No. 0-452)
 10.23    Amendment No. 1 to Amended and Restated Voluntary Deferred
          Compensation Plan adopted September 25, 2002 (management
          contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.23 of the registrant's Annual
          Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, File No.
          0-452)
 10.24    Director Retention Phantom Stock Plan as amended and
          restated November 27, 2002 (management contract or
          compensatory plan or arrangement) (incorporated by reference to Exhibit 10.25 of the registrant's Annual Report on Form
          10-K for the year ended December 31, 2002, as filed with the
          Securities and Exchange Commission, File No. 0-452)
14*       Code of Ethics
21*       Subsidiaries to the Company
24*       Power of Attorney
 31.1*    Certification of President and Chief Executive Officer
          pursuant to Rule 13a-14(a).
 31.2*    Certification of Chief Financial Officer pursuant to Rule
          13a-14(a).
 32.1*    Certification of President and Chief Executive Officer
          pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of
          Title 18 of the United States Code.
 32.2*    Certification of Chief Financial Officer pursuant to Rule
          13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the
          United States Code.

---------------

* Filed herewith