Form 10-Q
period 2004-03-31
TECUMSEH PRODUCTS CO
filed 2004-05-03
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT of 1934
         For the quarterly period ended March 31, 2004

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

      Yes [X]No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class of Stock                         Outstanding at March 31, 2004
            --------------                         -----------------------------
Class B Common Stock, $1.00 par value                         5,077,746
Class A Common Stock, $1.00 par value                        13,401,938

                                TABLE OF CONTENTS                           Page
Part I.  Financial Information
  Item 1. Financial Statements
     Consolidated Condensed Balance Sheets...............................   3
     Consolidated Condensed Statements of Income.........................   4
     Consolidated Condensed Statements of Cash Flows.....................   5
     Notes to Consolidated Condensed Financial Statements................   6
  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   13
  Item 3.   Quantitative and Qualitative Disclosures About Market Risk...   18
  Item 4.   Controls and Procedures......................................   19
Part II.  Other Information..............................................   20
  Item 6.   Exhibits and Reports on Form 8-K.............................   20
Signatures...............................................................   21
Certification of CEO Pursuant to Section 302.............................   Exh 31.1
Certification of CFO Pursuant to Section 302.............................   Exh 31.2
Certification of CEO Pursuant to Section 906.............................   Exh 32.1
Certification of CFO Pursuant to Section 906.............................   Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

   (Dollars in millions, except share data)                      MARCH 31,        December 31,
ASSETS                                                             2004               2003
                                                                ----------         ----------
Current Assets:
   Cash and cash equivalents                                    $    322.1         $    344.6
   Accounts receivable, less allowance for doubtful
     accounts of $6.2 in 2004 and $6.5 in 2003                       272.6              235.0
   Inventories                                                       282.9              298.2
   Deferred and recoverable income taxes                              74.6               71.8
   Other current assets                                               43.4               30.5
                                                                ----------         ----------
         Total current assets                                        995.6              980.1

Property, plant, and equipment, at cost, net of
 accumulated depreciation of $807.1 in 2004 and $797.8
 in 2003                                                             544.7              554.6
Goodwill                                                             242.7              242.7
Other intangibles                                                     71.7               74.8
Deferred income taxes                                                 25.2               26.1
Prepaid pension expense                                              159.0              155.3
Other assets                                                          72.2               72.2
                                                                ----------         ----------
         Total assets                                           $  2,111.1         $  2,105.8
                                                                ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                      $    174.3         $    172.4
   Income taxes payable                                               10.7               10.7
   Short-term borrowings                                              86.1               89.6
   Accrued liabilities                                               165.5              161.9
                                                                ----------         ----------
         Total current liabilities                                   436.6              434.6

Long-term debt                                                       331.6              327.6
Deferred income taxes                                                 38.6               36.5
Other postretirement benefit liabilities                             212.9              212.6
Product warranty and self-insured risks                               24.2               24.4
Accrual for environmental matters                                     44.4               44.6
Pension liabilities                                                   19.9               20.7
                                                                ----------         ----------
         Total liabilities                                         1,108.2            1,101.0
                                                                ----------         ----------

Stockholders' Equity:
   Class A common stock, $1 par value; authorized
     75,000,000 shares; issued and outstanding
     13,401,938 shares in 2004 and 2003                               13.4               13.4
   Class B common stock, $1 par value; authorized
     25,000,000 shares; issued and outstanding
     5,077,746 shares in 2004 and 2003                                 5.1                5.1
   Retained earnings                                               1,055.9            1,055.4
   Accumulated other comprehensive loss                              (71.5)             (69.1)
                                                                ----------         ----------
         Total stockholders' equity                                1,002.9            1,004.8
                                                                ----------         ----------
         Total liabilities and stockholders' equity             $  2,111.1         $  2,105.8
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                     THREE MONTHS ENDED
  (Dollars in millions, except per share data)                            MARCH 31,
                                                               -------------------------------
                                                                  2004                 2003
                                                               ----------           ----------
Net sales                                                      $    477.0           $    473.9
   Cost of sales and operating expenses                             421.5                414.9
   Selling and administrative expenses                               44.7                 41.2
   Restructuring charges, impairments and other items                  --                 13.6
                                                               ----------           ----------
Operating income                                                     10.8                  4.2
   Interest expense                                                  (5.6)                (5.3)
   Interest income and other, net                                     4.6                  4.9
                                                               ----------           ----------
Income before taxes                                                   9.8                  3.8
   Tax provision                                                      3.4                  1.4
                                                               ----------           ----------
Net income                                                     $      6.4           $      2.4
                                                               ----------           ----------

   Basic and Diluted Earnings Per Share                        $     0.34           $     0.13
                                                               ----------           ----------

Weighted average shares (in thousands)                             18,480               18,480
                                                               ==========           ==========

Cash dividends declared per share                              $     0.32           $     0.32
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                THREE MONTHS ENDED
  (Dollars in millions)                                                                              MARCH 31,
                                                                                              -----------------------
                                                                                               2004             2003
                                                                                              ------           ------
Cash Flows from Operating Activities:
   Net income                                                                                 $  6.4           $  2.4
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                             23.2             24.1
      Loss on disposal of property and equipment                                                 1.1              1.6
      Accounts receivable                                                                      (38.5)           (75.6)
      Inventories                                                                               14.1              3.7
      Payables and accrued expenses                                                              5.9              9.2
      Employee retirement benefits                                                              (4.3)            (0.9)
      Deferred and recoverable taxes                                                             1.0              3.6
      Net effect of environmental payment                                                         --            (25.6)
      Other                                                                                    (12.7)           (24.8)
                                                                                              ------           ------
                  Cash used In operating activities                                             (3.8)           (82.3)
                                                                                              ------           ------

Cash Flows from Investing Activities:
   Business acquisition, net of cash acquired                                                     --             (3.1)
   Capital expenditures                                                                        (12.1)            (7.9)
                                                                                              ------           ------
                  Cash used in investing activities                                            (12.1)           (11.0)
                                                                                              ------           ------

Cash Flows from Financing Activities:
   Dividends paid                                                                               (5.9)            (5.9)
   Increase (decrease) in borrowings, net                                                        0.8            (15.7)
   Debt issuance costs                                                                            --             (2.1)
                                                                                              ------           ------
                  Cash used in financing activities                                             (5.1)           (23.7)
                                                                                              ------           ------

Effect of exchange rate changes on cash                                                         (1.5)             2.7
                                                                                              ------           ------

   Decrease in cash and cash equivalents                                                       (22.5)          (114.3)

Cash and Cash Equivalents:
                  Beginning of period                                                          344.6            333.1
                                                                                              ------           ------
                  End of period                                                               $322.1           $218.8
                                                                                              ======           ======


The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 2003 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP"). The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 2003. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

2.    Comprehensive Income

    (Dollars in millions)                             THREE MONTHS ENDED
                                                          MARCH 31,
                                                     --------------------
                                                     2004           2003
                                                     -----          -----
Net income                                           $ 6.4          $ 2.4
Other comprehensive income (loss):
   Foreign currency translation adjustments           (2.2)          10.6
   Loss on Derivatives                                (0.2)            --
                                                     -----          -----
Total comprehensive income (loss)                    $ 4.0          $13.0
                                                     =====          =====

3.    Inventories

                                          MARCH 31,     DECEMBER 31,
      (Dollars in millions)                2004            2003
                                          ------          ------
Raw material and work in process          $158.9          $170.6
Finished goods                             117.6           122.7
Supplies                                     6.3             4.9
                                          ------          ------
Total Inventories                         $282.8          $298.2
                                          ======          ======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4.    Business Segments

      The Company has four reportable segments based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, Engine & Power Train Products, and Pump Products. Revenues and operating income by segment for the periods indicated are as follows:


BUSINESS SEGMENT DATA                                            THREE MONTHS ENDED
   (Dollars in millions)                                              MARCH 31,
                                                                2004             2003
                                                               ------           ------
Net sales:
   Compressor Products                                         $211.9           $203.7
   Electrical Component Products                                107.0            107.8
   Engine & Power Train Products                                124.3            130.3
   Pump Products                                                 33.4             31.9
   Other (a)                                                      0.4              0.2
                                                               ------           ------
          Total Net Sales                                      $477.0           $473.9
                                                               ======           ======

Operating income (loss):
   Compressor Products                                         $ 11.9           $ 20.9
   Electrical Component Products                                  3.4              1.9
   Engine & Power Train Products                                 (2.9)            (3.7)
   Pump Products                                                  3.3              3.5
   Other (b)                                                     (0.9)            (1.0)
   Corporate expenses                                            (4.0)            (3.8)
   Restructuring charges, impairments and other items              --            (13.6)
                                                               ------           ------
          Total operating income                                 10.8              4.2
   Interest expense                                              (5.6)            (5.3)
   Interest income and other, net                                 4.6              4.9
                                                               ------           ------
  Income  before taxes                                         $  9.8           $  3.8
                                                               ======           ======

(a) "Other" consists of non-reportable business segments, primarily MDSI.

The Electrical Component Products had intersegment sales $15.2 million and $13.3 million in 2004 and 2003, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.    Goodwill and Other Intangible Assets

      At March 31, 2004, goodwill by segment consisted of Electrical Components
      - $217.7 million, Compressors - $17.4 million, Pumps - $5.1 million, and Engine & Power Train - $2.5 million.

      Other intangible assets consisted of the following:

                                                             GROSS
                                                            CARRYING        ACCUMULATED
                                                             AMOUNT        AMORTIZATION         NET      AMORTIZABLE LIFE
                                                             ------        ------------         ---      ----------------
Intangible assets subject to amortization:
    Two year non-compete agreement                            $15.0           $9.4                5.6            2 years
    Customer relationships and contracts                       39.3            3.4               35.9         6-15 years
    Technology                                                 15.4            2.7               12.7         3-10 years
    Trade-name and trademarks                                   0.8            0.2                0.6          3-8 years
                                                              -----          -----              -----
           Total                                               70.5           15.7               54.8
Intangible assets not subject to amortization:
    Trade name                                                 16.9                              16.9
                                                              -----          -----              -----
Total intangible assets                                       $87.4          $15.7              $71.7
                                                              =====          =====              =====

      The estimated amortization expense over the next five years is $12.5 million for 2004 and approximately $5.0 million annually for 2005 through 2008. Amortization expense for the three months ended March 31, 2004 was $3.1 million compared to $2.5 million for the three months ended March 31, 2003.

6.    Pension and Other Postretirement Benefit Plans

      Components of net periodic benefit (income) cost for the three months ended March 31:

                                               PENSION BENEFITS               OTHER BENEFITS
                                             ---------------------          --------------------
                                              2004            2003           2004           2003
                                             -----           -----          -----          -----
Service Cost                                 $ 2.2           $ 2.0          $ 1.1          $ 1.2
Interest Cost                                  5.4             5.6            2.8            3.1
Expected return on plan assets               (10.5)           (9.8)            --             --
Amortization of prior service costs            0.3             0.4           (0.3)          (0.3)
Amortization of net (gain) loss               (1.1)           (1.4)          (1.0)          (1.1)
                                             -----           -----          -----          -----
Net periodic benefit (income) cost           ($3.7)          ($3.2)         $ 2.6          $ 2.9
                                             =====           =====          =====          =====

      The Company previously disclosed in its financial statements for the year ended December 2003, that it expected to contribute $0.2 million to one of its pension plans in 2004. As of March 31, 2004, $0.03 million of contributions have been made. The Company presently anticipates contributing an additional $0.1 million to fund this pension plan in 2004 for a total of $0.13 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions' impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information.

7.    Restructuring Charges, Impairments and Other Items

      First quarter 2003 results were adversely affected by a $13.6 million ($8.7 million net of tax or $0.47 per share) charge related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. On March 25, 2003, with the cooperation of the Environmental Protection Agency, the Company entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement") with Pollution Risk Services, LLC ("PRS"), whereby PRS assumed substantially all of the Company's responsibilities, obligations and liabilities for remediation of the Sheboygan River and Harbor Superfund Site (the "Site"). While the Company believes the Liability Transfer Agreement with PRS is sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, the Liability Transfer Agreement does not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The cost of the Liability Transfer Agreement was $39.2 million. The charge consists of the difference between the cost of the Liability Transfer Agreement and amounts previously accrued for the cleanup.

      The facility was subsequently closed during the third quarter of 2003, and in October 2003, the Company transferred title of the property to PRS pursuant to the overall arrangement.

8.    Guarantees and Warranties

      A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian receivables sold at March 31, 2004 and December 31, 2003 were $52.6 million and $64.5 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $0.1 million, which is included in operating income and allowance for doubtful accounts.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    A provision for estimated future warranty costs and estimated returns for credit relating to warranty are recorded when products are sold and revenue recognized. A reconciliation of the changes in the Company's product warranty liability follows:

                                              Three Months Ended
(Dollars in millions)                           March 31, 2004
                                                --------------
Balance at January 1, 2004                          $34.0
    Accruals for warranties                           6.8
    Settlements made (in cash or in kind)            (4.4)
    Effect of foreign currency translation           (0.1)
                                                    -----
Balance at March 31, 2004                           $36.3
                                                    =====

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

      The EPA has indicated its intent to address the Site in two phases, with the plant site and upper river constituting the first phase ("Phase I") and the middle and lower river and harbor being the second phase ("Phase II"). In March 2003, the Company entered into a Consent Decree concerning the performance of remedial design and remedial action for Phase I. The Consent Decree has also been approved by the U.S. Department of Justice, but has yet to become a final judgment pending approval by the pertinent federal district court. Negotiation of a Consent Decree regarding Phase II has yet to commence.

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

      With respect to other environmental matters, the Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At March 31, 2004, the Company had accrued $2.7 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigative efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing, and cost of off-site remediation requirements, if any, are not presently determinable.

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

      In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At March 31,

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      2004 and December 31, 2003, the Company had accrued $46.4 million and $46.6 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

10.   Commitments and Contingencies

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

RESULTS OF OPERATIONS

Consolidated net income for the first quarter of 2004 amounted to $6.4 million or $0.34 per share compared to $2.4 million or $0.13 per share in the first quarter of 2003. First quarter 2003 results included a charge of $13.6 million ($8.7 million net of tax or $0.47 per share) related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. Exclusive of this environmental-related charge, 2004 first quarter operating results declined from the first quarter 2003 primarily due to lower results from the compressor business. As described in more detail below, the trends that influenced these operating results included differences in exchange rates, higher commodity prices, and ongoing competitive pressures from foreign competition.

Consolidated net sales in the first quarter of 2004 increased to $477.0 million from $473.9 million in 2003. Changes in foreign currency exchange rates increased sales by $20.5 million in comparison to the first quarter 2003. Excluding the effects of currency fluctuation, sales in the first quarter 2004 declined primarily due to the Engine & Power Train business, where sales volumes were lower in both North America and Europe, and the North American-based compressor operations.

Compressor Products

First quarter 2004 sales in the Company's compressor business increased to $211.9 million from $203.7 million in the first quarter of 2003 due to the effects of foreign currency translation, which increased sales by approximately $14.7 million. This currency-related sales increase was partially offset by a $4.3 million decline in sales of compressors built in North America and used in unitary air conditioning applications.

Compressor business operating income for the first quarter of 2004 amounted to $11.9 million compared to $20.9 million in the first quarter of 2003. The decrease in operating income for the first quarter of 2004 versus the comparable 2003 quarter reflected specific factors that affected operating results in Brazil, India and North America.

Operating income attributable to the Brazilian operations was lower by $6.1 million due to the weak U.S. Dollar that narrowed margins on U.S. Dollar-denominated sales, an unfavorable shift in product sales mix, and higher commodity prices. The average exchange rate for the first quarter of 2004 was 17% weaker than the average for the first quarter of 2003. Despite the decline in results, the Brazilian operations remain important to the group, and for the three month periods ended March 31, 2004 and 2003, represented 64% and 66%, respectively, of operating income of the Compressor business. Operating income attributable to the Indian operations declined by $1.6 million due to the government's lowering of duties on compressors imported into India, which had a significant deflationary effect on compressor prices within India. Higher commodity prices and higher fixed costs associated with production enhancements were also factors in India. North American operation's operating income declined by $1.2 million. The deterioration was commensurate with the continued decline in North American-sourced sales, which were 8% lower in the first quarter of 2004 versus 2003.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Electrical Component Products

Electrical Components business sales were $107.0 million in the first quarter of 2004 compared to $107.8 million in the first quarter of 2003. Volume declines in gear motor and actuator sales were offset by higher sales in the Asian region, mostly attributable to the effects of foreign currency translation.

Electrical Components operating income for the first quarter of 2004 amounted to $3.4 million compared to $1.9 million in the first quarter of 2003. The improvement in operating income largely resulted from the absence in 2004 of the $4.2 million write-up of FASCO inventory, recorded at December 31, 2002 in connection with purchase accounting, that was subsequently recognized in cost of sales during the first quarter of 2003. This improvement was partially offset by commodity cost increases; warranty, response and expediting costs incurred as a result of a product design change for an automotive segment customer; and higher intangible amortization resulting from the finalization of purchase accounting in the second quarter of 2003.

Engine & Power Train Products

Engine & Power Train business sales amounted to $124.3 million in the first quarter of 2004 compared to $130.3 million in the first quarter of 2003. The decline in sales for the first quarter reflected a 40% decline in sales volumes at the Company's European operations, where the effects of a dry, hot summer in 2003 left excess inventory in the retail pipeline, and the strength of the Euro versus the Dollar weakened the operation's competitiveness. This decline equated to $11.2 million excluding the effects of currency translation. In addition, sales volumes declined by 4% in North America due to temporary shortfalls in engine shipments. Despite strong industry demand, difficulties in achieving normal production levels in Brazil and difficulties experienced with the domestic third-party supply of aluminum castings resulted in some delayed shipping to certain of the Company's North American customers.

Engine & Power Train business operating loss in the first quarter of 2004 amounted to $2.9 million compared to a loss of $3.7 million in the first quarter of 2003. The improvement in first quarter results reflected a significant improvement in the operating results of the North American engine operations due to the cost reductions achieved with the closure of the Douglas, Georgia and Sheboygan Falls, Wisconsin facilities last year and a favorable shift in product sales mix in 2004. These gains were partially offset by start-up costs and ramp-up inefficiencies at the Curitiba, Brazil facility, reduced profitability at the European operations due to the lower sales volumes, and product rework involving engines produced in the Company's facility in the Czech Republic that was necessitated by defective parts received from a supplier.

Pump Products

Pump business sales in the first quarter of 2004 amounted to $33.4 million compared to $31.9 million in 2003. The 5% increase in first quarter sales was primarily attributed to robust sales in

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the water gardening and HVAC markets, partially offset by a decline in pumps sold directly to one retailer who elected to exit the category.

Operating income amounted to $3.3 million in the first quarter of 2004 compared to $3.5 million in 2003. The slight decrease in operating income was primarily attributable to higher engineering and administrative costs.

Restructuring Charges, Impairments and Other Items

First quarter 2003 results were adversely affected by a $13.6 million ($8.7 million net of tax or $0.47 per share) charge related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. On March 25, 2003, with the cooperation of the Environmental Protection Agency, the Company entered into a liability transfer agreement with Pollution Risk Services, LLC ("PRS"), whereby PRS assumed substantially all of the Company's responsibilities, obligations and liabilities for remediation of the Sheboygan River and Harbor Superfund Site. The cost of the liability transfer arrangement was $39.2 million. The charge consisted of the difference between the cost of the arrangement and amounts previously accrued for the cleanup. This facility was subsequently closed during the third quarter of 2003, and in October 2003, the Company transferred the title of the property to PRS pursuant to the overall arrangement.

Interest Expense

Interest expense amounted to $5.6 million in the first quarter of 2004 compared to $5.3 million in the first quarter of 2003. The increase is primarily related to a higher effective rate on the Company's Senior Guaranteed Notes, including the effects of its interest rate swap agreement versus the rate applicable to the bridge financing in effect between December 30, 2002, the date of the FASCO acquisition, and March 5, 2003, the date of the Senior Guaranteed Note Issuance.

Interest Income and Other, Net

Interest income and other, net amounted to $4.6 million in the first quarter of 2004 compared to $4.9 million in the first quarter of 2003. This decrease resulted primarily from lower average interest rates applicable to deposits in Brazil.

Taxes on Income

The effective income tax rate for the first three months of 2004 was 34.7% compared to 36.8% for the same period in 2003. The lower rate in 2004 is reflective of the Company's most recent experience, whereas first quarter 2003 was reflective of the Company's initial estimate of the effect of the addition of FASCO to the Company.

Outlook

The Company does not expect 2004 worldwide market conditions in its major segments to improve much over 2003. Recent growth in overall economic activity will only have a moderately

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


positive effect given the fundamental characteristics of these markets, which include worldwide over-capacity, deflationary pricing, and an erosion of U.S.-based customers. In addition, weakness in the U.S. Dollar will continue to negatively affect the Company's comparable year-over-year earnings in the near term, and significant increases in commodity prices will also adversely affect comparative earnings if adequate product price increases are not accepted in the marketplace.

While the Company has taken significant actions over the last several years to improve its cost position, product competitiveness and value proposition to its customers, more will be needed in order to meet the growth and profitability objectives of the Company. Alternatives continue to be evaluated on how best to compete in the highly competitive segments in which the Company operates. As further actions are taken, it is likely that additional restructuring charges impacting future results will be incurred. While the amount and timing of these charges cannot currently be accurately predicted, they may affect several quarterly periods or years, and they could be material to the reported results in the particular quarter or year in which they are recorded.

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first quarter of 2004 used cash of $3.8 million compared to $82.3 million in 2003. The improvement in 2004 resulted primarily from a smaller additional investment in net working capital over the quarter in comparison to the previous year's quarter and the absence of the $39.2 cash payment for the Liability Transfer and Assumption Agreement. Working capital of $559.0 million at March 31, 2004 was up slightly from $545.5 million at the end of 2003.

Working capital requirements and planned capital investments for 2004 are expected to be financed primarily through internally generated funds; however, short-term borrowings and various financial instruments are utilized from time to time to hedge currency risk and finance foreign working capital requirements. The Company maintains a $125 million revolving credit facility that is available for general corporate purposes. The Company may also utilize long-term financing arrangements in connection with state investment incentive programs.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. It is likely that additional production relocation and consolidation initiatives will take place during 2004 that could have a material effect on the consolidated financial position and future results of operations of the Company. These initiatives could include joint ventures or business combinations.

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

At March 31, 2004 and December 31, 2003, the Company had accrued $46.4 and $46.6 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations;
viii) availability and cost of materials, particularly commodities, including steel, cooper and aluminum, whose cost can be subject to significant variation;
ix) actions of competitors; x) the ultimate cost of resolving environmental matters; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; and xiv) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and the Company's risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first quarter of 2004.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At March 31, 2004 and December 31, 2003, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $24.5 and $16.3 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at March 31, 2004 and December 31, 2003 were $12.5 and $16.1 million, respectively.

The Company is subject to interest rate risk, primarily associated with its borrowings. The Company's $300 million Senior Guaranteed Notes are fixed-rate debt. The Company has entered into fixed to variable interest rate swaps with notional amounts totaling $125.0 million. The Company's remaining borrowings, which consist of bank borrowings by its foreign subsidiaries and Industrial Development Revenue Bonds, are variable-rate debt. Currently, including the effect of the interest rate swaps, 42% of the Company's total debt is fixed-rate. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flow because the Company intends to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of the Company's variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $2.4 million.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 28, 2004. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

All of management's nominees for directors as listed in the proxy statement were elected with the following votes:

                                                                 VOTES
         DIRECTOR                        VOTES FOR              WITHHELD
         --------                        ---------              --------
         Peter M. Banks                  4,687,750                3,846
         Jon E. Barfield                 4,688,151                3,445
         J. Russell Fowler               4,686,570                5,026
         Todd W. Herrick                 4,660,721               30,875
         Virginia A. Kamsky              4,673,766               17,830
         David M. Risley                 4,159,510              532,086

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit
             Number         Description
             ------         -----------

              31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) On January 22, 2004, the Company filed a report on Form 8-K regarding the recognition of $29.5 million charge for the impairment of goodwill.

            On January 30, 2004, the Company filed a report on Form 8-K reporting its fourth quarter and full year 2003 financial data and investor presentation.

            On March 16, 2004, the Company filed a report on Form 8-K regarding the resignation of its Vice President, Treasurer, Chief Financial Officer and director, David W. Kay.

            On April 1, 2004, the Company filed a report on Form 8-K regarding the appointment of James S. Nicholson as Vice President, Treasurer and Chief Financial Officer.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECUMSEH PRODUCTS COMPANY
                                       -------------------------
                                             (Registrant)



Dated: May 3, 2004                     BY:    /s/  JAMES S. NICHOLSON
       --------------------------         --------------------------------------
                                            James S. Nicholson
                                              Vice President, Treasurer and
                                              Chief Financial Officer (on behalf
                                              of the Registrant and as principal
                                              financial officer)

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