Form 10-Q
period 2004-06-30
TECUMSEH PRODUCTS CO
filed 2004-08-06
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT of 1934
       For the quarterly period ended June 30, 2004

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
      Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class of Stock                         Outstanding at June 30, 2004
------------------------------------              ----------------------------
Class B Common Stock, $1.00 par value                      5,077,746
Class A Common Stock, $1.00 par value                     13,401,938

                                TABLE OF CONTENTS

                                                                                                          Page
Part I.  Financial Information
      Item 1. Financial Statements

           Consolidated Condensed Balance Sheets.....................................................   3
           Consolidated Condensed Statements of Operations...........................................   4
           Consolidated Condensed Statements of Cash Flows...........................................   5
           Notes to Consolidated Condensed Financial Statements......................................   6
      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................................   14
      Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................   22
      Item 4.   Controls and Procedures..............................................................   23
Part II.  Other Information..........................................................................   24
      Item 6.   Exhibits and Reports on Form 8-K.....................................................   24
Signatures...........................................................................................   25
Certification of CEO Pursuant to Section 302.........................................................   Exh 31.1
Certification of CFO Pursuant to Section 302.........................................................   Exh 31.2
Certification of CEO Pursuant to Section 906.........................................................   Exh 32.1
Certification of CFO Pursuant to Section 906.........................................................   Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                          JUNE 30,      December 31,
   (Dollars in millions, except share data)                                                 2004          2003
                                                                                         ----------     ------------
ASSETS
Current Assets:

   Cash and cash equivalents                                                             $    283.1      $    344.6
   Accounts receivable, less allowance for doubtful accounts of $5.5 in 2004 and
     $6.5 in 2003                                                                             272.3           235.0
   Inventories                                                                                304.9           298.2
   Deferred and recoverable income taxes                                                       77.5            71.8
   Other current assets                                                                        46.5            30.5
                                                                                         ----------      ----------
         Total current assets                                                                 984.3           980.1

Property, plant, and equipment, at cost, net of accumulated depreciation of $801.4
 in 2004 and $797.8 in 2003                                                                   526.9           554.6
Goodwill                                                                                      242.3           242.7
Other intangibles                                                                              68.7            74.8
Deferred income taxes                                                                          25.2            26.1
Prepaid pension expense                                                                       162.7           155.3
Other assets                                                                                   69.2            72.2
                                                                                         ----------      ----------
         Total assets                                                                    $  2,079.3      $  2,105.8
                                                                                         ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable, trade                                                               $    187.0      $    172.4
   Income taxes payable                                                                         6.2            10.7
   Short-term borrowings                                                                       51.8            89.6
   Accrued liabilities                                                                        181.7           161.9
                                                                                         ----------      ----------
         Total current liabilities                                                            426.7           434.6

Long-term debt                                                                                326.7           327.6
Deferred income taxes                                                                          33.6            36.5
Other postretirement benefit liabilities                                                      213.1           212.6
Product warranty and self-insured risks                                                        25.6            24.4
Accrual for environmental matters                                                              44.1            44.6
Pension liabilities                                                                            19.7            20.7
                                                                                         ----------      ----------
         Total liabilities                                                                  1,089.5         1,101.0
                                                                                         ----------      ----------

Stockholders' Equity:

   Class A common stock, $1 par value; authorized 75,000,000 shares; issued and
     outstanding 13,401,938 shares in 2004 and 2003                                            13.4            13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares; issued and
     outstanding 5,077,746 shares in 2004 and 2003                                              5.1             5.1
   Retained earnings                                                                        1,053.9         1,055.4
   Accumulated other comprehensive loss                                                       (82.6)          (69.1)
                                                                                         ----------      ----------
         Total stockholders' equity                                                           989.8         1,004.8
                                                                                         ----------      ----------
         Total liabilities and stockholders' equity                                      $  2,079.3      $  2,105.8
                                                                                         ==========      ==========

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
   (Dollars in millions, except per share data)                 JUNE 30,                           JUNE 30,
                                                    ------------------------------      ------------------------------

                                                        2004              2003              2004              2003
                                                    ------------      ------------      ------------      ------------
Net sales                                           $      484.2       $     482.3      $      961.2       $     956.2
   Cost of sales and operating expenses                    421.6             418.1             843.1             833.0
   Selling and administrative expenses                      51.1              44.9              95.8              86.1
   Restructuring charges, impairments and
         other items                                         3.6              28.5               3.6              42.1
                                                    ------------      ------------      ------------      ------------
Operating income (loss)                                      7.9              (9.2)             18.7              (5.0)
   Interest expense                                         (5.6)             (6.2)            (11.2)            (11.5)
   Interest income and other, net                            3.8               5.2               8.4              10.1
                                                    ------------      ------------      ------------      ------------
Income (Loss) before taxes                                   6.1             (10.2)             15.9              (6.4)
   Tax provision                                             2.1              (3.7)              5.5              (2.3)
                                                    ------------      ------------      ------------      ------------
Net income (loss)                                   $        4.0      ($       6.5)     $       10.4      ($       4.1)
                                                    ============      ============      ============      ============

   Basic and diluted earnings per share             $       0.22      ($      0.35)     $       0.56      ($      0.22)
                                                    ============      ============      ============      ============

Weighted average shares (in thousands)                   18,480             18,480            18,480            18,480
                                                    ============      ============      ============      ============

Cash dividends declared per share                   $       0.32       $      0.32      $       0.64       $      0.64
                                                    ============      ============      ============      ============

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               SIX MONTHS ENDED
    (Dollars in millions)                                                                          JUNE 30,
                                                                                           ------------------------
                                                                                             2004            2003
                                                                                           --------        --------
Cash flows from Operating activities:

   Net income (loss)                                                                       $   10.4        ($   4.1)
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                                                            48.8            46.2
      Non-cash restructuring charges, impairments and other                                     3.3            26.6
      Loss on disposal of property and equipment                                                6.2             4.3
      Accounts receivable                                                                     (42.7)          (30.4)
      Inventories                                                                             (12.9)          (12.3)
      Payables and accrued expenses                                                            36.2            22.7
      Employee retirement benefits                                                             (7.9)           (8.6)
      Deferred and recoverable taxes                                                           (7.7)          (14.4)
      Net effect of environmental payment                                                        --           (25.6)
      Other                                                                                    (5.8)          (18.2)
                                                                                           --------        --------
                  Cash provided by (used in) operating activities                              27.9           (13.8)
                                                                                           --------        --------

Cash Flows from Investing Activities:
   Business acquisition, net of cash acquired                                                    --            10.6
   Capital expenditures                                                                       (37.7)          (31.6)
                                                                                           --------        --------
                  Cash used in investing activities                                           (37.7)          (21.0)
                                                                                           --------        --------

Cash Flows from Financing Activities:

   Dividends paid                                                                             (11.8)          (11.8)
   Decrease in borrowings, net                                                                (29.8)          (34.0)
                                                                                           --------        --------
                  Cash used in financing activities                                           (41.6)          (45.8)
                                                                                           --------        --------

Effect of exchange rate changes on cash                                                       (10.1)           13.1
                                                                                           --------        --------

   Decrease in cash and cash equivalents                                                      (61.5)          (67.5)

Cash and Cash Equivalents:

                  Beginning of period                                                         344.6           333.1
                                                                                           --------        --------
                  End of period                                                            $  283.1         $ 265.6
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

2.    Comprehensive Income

                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
            (Dollars in millions)                                            JUNE 30,                         JUNE 30,
                                                                       --------------------             --------------------
                                                                        2004          2003               2004          2003
                                                                      -------       -------            -------       -------
Net income (loss)                                                      $  4.0       ($  6.5)            $ 10.4       ($  4.1)
Other comprehensive income (loss):
   Foreign currency translation adjustments                             (11.1)         27.0              (13.3)         37.6
   Loss on derivatives                                                   (0.1)         (0.1)              (0.3)         (0.1)
                                                                      -------       -------            -------       -------

Total comprehensive income (loss)                                     ($  7.2)       $ 20.4            ($  3.2)       $ 33.4
                                                                      =======       =======            =======       =======

3.    Inventories

                                                  JUNE 30,            December 31,
  (Dollars in millions)                             2004                 2003
                                                  --------             --------
Raw material and work in process                  $  177.9             $  170.6
Finished goods                                       121.0                122.7
Supplies                                               6.0                  4.9
                                                  --------             --------

Total inventories                                 $  304.9             $  298.2
                                                  ========             ========

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4.    Business Segments

      The Company has four reportable segments based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, Engine & Power Train Products, and Pump Products. Revenues and operating income by segment for the periods indicated are as follows:

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
Business Segment Data                                                     JUNE 30,                        JUNE 30,
                                                                 ------------------------        ------------------------
   (Dollars in millions)                                           2004            2003            2004            2003
                                                                 --------        --------        --------        --------
Net sales:
   Compressor products                                           $  234.1         $ 223.1        $  446.0         $ 426.8
   Electrical Component products                                    105.2           106.5           212.2           214.3
   Engine & Power Train products                                    104.0           113.6           228.3           243.9
   Pump products                                                     40.6            39.0            74.0            70.9
   Other (a)                                                          0.3             0.1             0.7             0.3
                                                                 --------        --------        --------        --------
          Total Net Sales                                        $  484.2         $ 482.3        $  961.2         $ 956.2
                                                                 ========        ========        ========        ========

Operating income (loss):
   Compressor products                                           $   18.8         $  19.5        $   30.7         $  40.4
   Electrical Component products                                      4.0             5.7             7.4             7.6
   Engine & Power Train products                                    (10.7)           (6.7)          (13.6)          (10.4)
   Pump Products                                                      4.8             4.9             8.1             8.4
   Other (a)                                                         (0.9)           (1.1)           (1.8)           (2.1)
   Corporate expenses                                                (4.5)           (3.0)           (8.5)           (6.8)
   Restructuring charges, impairments and other items                (3.6)          (28.5)           (3.6)          (42.1)
                                                                 --------        --------        --------        --------
          Total operating income (loss)                               7.9            (9.2)           18.7            (5.0)
   Interest expense                                                  (5.6)           (6.2)          (11.2)          (11.5)
   Interest income and other, net                                     3.8             5.2             8.4            10.1
                                                                 --------        --------        --------        --------
  Income (Loss) before taxes                                     $    6.1        ($  10.2)       $   15.9        ($   6.4)
                                                                 ========        ========        ========        ========

(a) "Other" consists of non-reportable business segments, primarily MDSI.

The Electrical Component Products had intersegment sales of $18.3 million and $18.8 million in the second quarter of 2004 and 2003, respectively, and $33.5 million and $34.8 million for the first six months of 2004 and 2003, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.    Goodwill and Other Intangible Assets

      At June 30, 2004, goodwill by segment consisted of Electrical Components - $217.7 million, Compressors - $17.0 million, Pumps - $5.1 million, and Engine & Power Train - $2.5 million.

      Other intangible assets consisted of the following:

                                                             GROSS
                                                           CARRYING       ACCUMULATED                         AMORTIZABLE
                                                            AMOUNT        AMORTIZATION          NET              LIFE
                                                           --------       ------------         ------         -----------
Intangible assets subject to amortization:

    Two year non-compete agreement                         $   15.0         $ 11.1             $  3.9            2 years
    Customer relationships and contracts                       39.3            4.0               35.3         6-15 years
    Technology                                                 15.4            3.3               12.1         3-10 years
    Trade-name and trademarks                                   0.8            0.3                0.5          3-8 years
                                                           --------         ------             ------
           Total                                               70.5           18.7               51.8
Intangible assets not subject to amortization:
    Trade name                                                 16.9             --               16.9
                                                           --------         ------             ------
Total intangible assets                                    $   87.4         $ 18.7             $ 68.7
                                                           ========         ======             ======

      The estimated amortization expense over the next five years is $12.5 million for 2004 and approximately $5.0 million annually for 2005 through 2008. Amortization expense for the three months ended June 30 was $3.1 million and $3.6 million for 2004 and 2003, respectively. Amortization expense for year to date ended June 30 was $6.2 million and $6.1 million for 2004 and 2003, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6.    Pension and Other Postretirement Benefit Plans

      Components of net periodic benefit (income) cost are as follows:

                                                          PENSION BENEFITS              OTHER BENEFITS
                                                     ------------------------        --------------------
                                                         THREE MONTHS ENDED           THREE MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                     ------------------------        --------------------
                                                       2004             2003          2004          2003
                                                     -------           ------        ------        ------
Service Cost                                          $  2.2            $ 2.0        $  1.1        $  1.2
Interest Cost                                            5.4              5.6           2.8           3.1
Expected return on plan assets                         (10.5)            (9.8)           --            --
Amortization of prior service costs                      0.3              0.4          (0.3)         (0.3)
Amortization of net gain                                (1.1)            (1.4)         (1.0)         (1.1)
                                                     -------           ------        ------        ------
Net periodic benefit (income) cost                   ($  3.7)          ($ 3.2)       $  2.6        $  2.9
                                                     =======           ======        ======        ======

                                                          SIX MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                     ------------------------        --------------------
                                                       2004             2003          2004          2003
                                                     -------           ------        ------        ------
Service Cost                                          $  4.4           $  4.0        $  2.2        $  2.4
Interest Cost                                           10.8             11.2           5.6           6.2
Expected return on plan assets                         (21.0)           (19.6)           --            --
Amortization of prior service costs                      0.6              0.8          (0.6)         (0.6)
Amortization of net gain                                (2.2)            (2.8)         (2.0)         (2.2)
                                                     -------           ------        ------        ------
Net periodic benefit (income) cost                   ($  7.4)         ($  6.4)       $  5.2        $  5.8
                                                     =======           ======        ======        ======

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. In accordance with the transition provisions under FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"), the Company will reflect the effects of the Act in its measurement of the postretirement benefit obligation and net periodic postretirement benefit cost in the quarter ending September 30, 2004. The effects of the Act are not reflected in the consolidated financial statements included in this Report or in the Notes thereto.

7.    Restructuring Charges, Impairments and Other Items

      Second quarter 2004 results include restructuring and impairment charges totaling $3.6 million ($2.3 million net of tax or $0.13 per share) related to previously announced facility consolidation actions affecting several of the Company's facilities in its North American Compressor and Electrical Components businesses.

      The consolidation actions within the Compressor business include a move of compressor machining and assembly operations from its Tecumseh, Michigan facility to its existing compressor facility located in Tupelo, Mississippi. In conjunction, aftermarket distribution

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      operations located in Clinton, Michigan will be relocated to the Tecumseh facility affecting 340 employees. Charges related to the Compressor business action recognized during the second quarter include asset impairment charges of $1.6 million. Additional severance and asset relocation costs, estimated to be approximately $1.5 million to $2.2 million, will be recognized during the third and fourth quarters of 2004 as the consolidation action is completed.

      Actions in the Electrical Components business include the closure of the Company's manufacturing facility in St. Clair, Missouri. Gear machining operations will be consolidated into the Company's Salem, Indiana facility and motor assembly operations will be consolidated into the Company's Piedras Negras and Juarez, Mexico facilities. This action will affect 250 current employees. Charges related to the Electrical Components business action recognized during the second quarter included asset impairment charges of $1.7 million and employment-related charges of $0.3. Additional restructuring and impairment charges, estimated to be approximately $2.6 million to $3.7 million, will be recognized during the third and fourth quarters of 2004 as the plant closure and consolidation action is completed.

      Second quarter 2003 results were adversely affected by a restructuring charge of $28.5 million ($18.2 million net of tax or $0.99 per share) related to the consolidation of operations in the Engine & Power Train business. The restructuring included the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities and the relocation of certain production capacities to the new Curitiba, Brazil facility and other existing U.S. locations. The restructuring charge included approximately $6.8 million in earned severance pay and future benefit costs relating to manpower reductions, $2.0 million in plant closing and exit costs incurred through June 30, 2003, and $19.7 million in asset impairment charges for idled equipment and facilities.

      First half 2003 results were adversely affected by a $13.6 million ($8.7 million net of tax or $0.47 per share) charge, recognized in the first quarter, related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. On March 25, 2003, with the cooperation of the Environmental Protection Agency, the Company entered into a liability transfer agreement with Pollution Risk Services, LLC ("PRS"), whereby PRS assumed substantially all of the Company's responsibilities, obligations and liabilities for remediation of the Sheboygan River and Harbor Superfund Site (the "Site"). While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The cost of the liability transfer arrangement was $39.2 million. The charge consists of the difference between the cost of the arrangement and amounts previously accrued for the cleanup. The Company also maintains a reserve of $0.5 million to reflect its potential environmental liability arising from operations at the Site, including potential liabilities not assumed by PRS pursuant to the arrangement. Additional information is available in the Company's Form 8-K filed on April 9, 2003. Also, pursuant to the overall arrangement, the Company transferred the title to the property to PRS in October, 2003.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8.    Guarantees and Warranties

      A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian receivables sold at June 30, 2004 and December 31, 2003 were $67.2 million and $64.5 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $0.8 million, which is included in operating income and the allowance for doubtful accounts.

      A provision for estimated future warranty costs and estimated returns for credit relating to warranty are recorded when products are sold and revenue recognized. A reconciliation of the changes in the Company's product warranty liability follows:

                                                                          Six Months Ended
(Dollars in millions)                                                       June 30, 2004
                                                                          -----------------
Balance at January 1, 2004                                                     $  34.0
    Accruals for warranties                                                       13.2
    Settlements made (in cash or in kind)                                         (9.0)
    Effect of foreign currency translation                                        (0.2)
                                                                               -------
Balance at June 30, 2004                                                       $  38.0
                                                                               =======

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

      The EPA has indicated its intent to address the Site in two phases, with the plant site and upper river constituting the first phase ("Phase I") and the middle and lower river and harbor being the second phase ("Phase II"). In March 2003, the Company entered into a Consent Decree concerning the performance of remedial design and remedial action for Phase I. The Consent Decree has also been approved by the U.S. Department of Justice, and became a final judgment during the second quarter 2004. Negotiation of a Consent Decree regarding Phase II has yet to commence.

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

      With respect to other environmental matters, the Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At June 30, 2004, the Company had accrued $2.7 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigative efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing, and cost of off-site remediation requirements, if any, are not presently determinable.

      The WDNR requested that the Company join it in a cooperative effort to investigate and cleanup PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      source area near its facility. The next phase of the cooperative effort is scheduled to occur during 2004 involving a segment downstream of the source area. The Company has provided approximately $2.3 million for these costs. Although participation in a cooperative remedial effort after this phase for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

      In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At June 30, 2004 and December 31, 2003, the Company had accrued $46.1 million and $46.6 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

10.   Commitments and Contingencies

      The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions, incidental to its business. Although the ultimate outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a material adverse effect on the consolidated financial position or results of operations of the Company.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated results for the second quarter of 2004 amounted to net income of $4.0 million or $0.22 per share compared to a net loss of $6.5 million or $0.35 per share in the second quarter of 2003. Reported results for the second quarter 2004 included restructuring and asset impairment charges of $3.6 million ($2.3 million net of tax or $0.13 per share) from previously announced actions involving the Compressor and Electrical Components businesses. Second quarter 2003 results included a charge of $28.5 million ($18.2 million net of tax or $0.99 per share) related to the consolidation of operations in the Engine & Power Train business and related plant closings.

Consolidated net income for the six months ended June 30, 2004 amounted to $10.4 million or $0.56 per share compared to a net loss of $4.1 million or $0.22 per share for the same period in 2003. In addition to the 2003 second quarter restructuring charge noted above, the 2003 first half results also included a charge of $13.6 million ($8.7 million net of tax or $0.47 per share) recorded in the first quarter, related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility.

Exclusive of these respective restructuring charges, impairments and other items, second quarter and first half 2004 operating results declined from the respective 2003 periods, primarily due to lower results from the Engine & Power Train, Compressor and Electrical Components businesses. In addition, second quarter and first half 2004 corporate expenses exceeded the comparable 2003 periods, reflecting the costs associated with due diligence of a potential acquisition target since abandoned and costs of complying with the Sarbanes-Oxley Act of 2002.

Consolidated net sales in the second quarter of 2004 increased to $484.2 million from $482.3 million in 2003. Consolidated net sales for the first half of 2004 amounted to $961.2 million compared to $956.2 million in the first half of 2003. The effects of foreign currency translation increased sales by $8.6 million in comparison to the second quarter 2003 and $26.6 million in comparison to the first six months of 2003. Excluding the effects of currency translation, sales in the second quarter and first half 2004 declined primarily due to the Engine & Power Train business, where sales volumes were lower in both North America and Europe, and to a lesser extent, the North American-based Compressor operations and the Electrical Components businesses.

Compressor Business

Second quarter 2004 sales in the Company's compressor business increased to $234.1 million from $223.1 million in the second quarter of 2003. The increase over the comparable quarter from the prior year was due to the effects of foreign currency translation, which increased sales by $6.4 million, and increases in sales of European-built compressors used in commercial applications and Indian-built compressors used in room air conditioning. Sales of Indian-built compressors for room air conditioning more than doubled over the prior year period due to growth in the Indian domestic market and greater export sales. Compressor business sales in the first six months of 2004 increased by $19.2 million, or approximately 4.5%, from the first six months of

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003. The effects of foreign currency translation of $20.3 million accounted for the increase. In addition, declines in sales of compressors used in unitary air conditioning applications and aftermarket distribution in the U.S. were offset by higher levels of sales of compressors used in commercial applications and room air conditioning due to an improving global economic climate.

Compressor business operating income for the second quarter of 2004 amounted to $18.8 million compared to $19.5 million in the second quarter of 2003. Operating income for the six months ended June 30, 2004 amounted to $30.7 million compared to $40.4 million for the first six months of 2003. The decrease in operating income for the second quarter of 2004 versus the comparable 2003 quarter reflected specific factors that affected operating results in Brazil and India.

Operating income attributable to the Brazilian operations was lower by $0.9 million for the second quarter. While average exchange rates for the quarter were comparable year over year, significant commodity cost increases negatively affected results. With respect to the first six months, Brazilian operating results declined by $7.0 million due to weakness in the U.S. Dollar during the first quarter that narrowed margins on U.S. Dollar-denominated sales, an unfavorable shift in product sales mix, and higher commodity prices. Operating income attributable to the Indian operations declined for the second quarter and first half 2004 by $2.3 million and $3.9 million, respectively, due to the government's lowering of duties on compressors imported into India, which had a significant deflationary effect on compressor prices within India. Higher commodity prices and higher fixed costs associated with production enhancements were also factors in India which offset the positive effects of a 21% increase in sales. Results in North America improved by $2.0 million in the second quarter despite lower sales, as a result of continued cost reduction efforts.

Electrical Components Business

Electrical Components business sales were $105.2 million in the second quarter of 2004 compared to $106.5 million in the second quarter of 2003. First half 2004 sales amounted to $212.2 compared to $214.3 million in the first half of 2003. Second quarter and first half volume declines in gear motor and actuator sales were partially offset by higher sales to the automotive market and foreign currency-related increases in the Asian region.

Electrical Components operating income for the second quarter of 2004 amounted to $4.0 million compared to $5.7 million in the second quarter of 2003. Segment operating profit for the first half of the year was $7.4 million compared to $7.6 million for the same period in 2003. The decline in second quarter operating income largely resulted from commodity cost increases. First half results were also impacted by warranty, response and expediting costs, incurred as a result of a product design change for an automotive segment customer, and higher intangible amortization resulting from the finalization of purchase accounting in the second quarter of 2003. These costs were partially offset by the absence in 2004 of the $4.2 million write-up of FASCO inventory, recorded at December 31, 2002 in connection with purchase accounting, that was subsequently recognized in cost of sales during the first quarter of 2003.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engine & Power Train Business

Engine & Power Train business sales amounted to $104.0 million in the second quarter of 2004 compared to $113.6 million in the second quarter of 2003. Sales in the first half of 2004 were $228.3 million compared to $243.9 million in the first half of 2003. The decline in sales for the second quarter and first half reflected an approximate 41% decline in sales volumes at the Company's European operations, where the effects of a dry, hot summer in 2003 left excess inventory in the retail pipeline, and the strength of the Euro versus the Dollar weakened the operation's competitiveness. The second quarter and year-to-date decline in Europe, excluding the effects of currency translation, equated to $7.1 million and $18.3 million, respectively. In addition, first half 2004 sales volumes declined by 2.7% in North America mostly due to shortfalls in engine shipments that occurred in the first quarter. Despite strong industry demand, difficulties in achieving normal production levels in Brazil and difficulties experienced with the domestic third-party supply of aluminum castings resulted in some delayed shipping to certain of the Company's North American customers.

Engine & Power Train business operating loss in the second quarter of 2004 amounted to $10.7 million compared to a loss of $6.7 million in the second quarter of 2003. For the first half of 2004, the business incurred an operating loss of $13.6 million compared to an operating loss of $10.4 million in 2003. The decline in second quarter and first half results reflected many factors including currency losses of $1.6 million on dollar-dominated borrowings in Brazil, start up costs and ramp up inefficiencies at the Curitiba, Brazil facility, the impact of increased commodity costs, reduced profitability at the European operations due to the lower sales volumes, and product rework involving engines produced in the Company's facility in the Czech Republic that was necessitated by defective parts received from a supplier. The declines were partially offset by the improvement in the operating results of the North American engine operations due to the cost reductions achieved with the closure of the Douglas, Georgia and Sheboygan Falls, Wisconsin facilities last year.

Pump Business

Pump business sales in the second quarter of 2004 amounted to $40.6 million compared to $39.0 million in same period in 2003. First half sales amounted to $74.0 million in 2004 compared to $70.9 million the previous year. The 4.1% increase in second quarter sales was primarily attributed to robust sales in the plumbing markets due to wet weather and the HVAC market due to strong OEM demand. With respect to the 4.4% increase in the first half of the year, in addition to the second quarter factors, sales of water gardening products were up 19% during the first quarter.

Operating income amounted to $4.8 million in the second quarter of 2004 compared to $4.9 million in the same period in 2003. Operating income in the first half of 2004 was $8.1 million compared to $8.4 million in 2003. The slight decrease in operating income was primarily attributable to higher engineering, administrative and promotional costs.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring Charges, Impairments and Other Items

Second quarter 2004 results include restructuring and impairment charges totaling $3.6 ($2.3 million net of tax or $0.13 per share) million related to previously announced facility consolidation actions affecting several of the Company's facilities in its North American Compressor and Electrical Components businesses.

The consolidation actions within the Compressor business include a move of compressor machining and assembly operations from its Tecumseh, Michigan facility to its existing compressor facility located in Tupelo, Mississippi. In conjunction, aftermarket distribution operations located in Clinton, Michigan will be relocated to the Tecumseh facility. Charges related to the Compressor business action recognized during the second quarter include asset impairment charges of $1.6 million. Additional severance and asset relocation costs, estimated to be approximately $1.5 million to $2.2 million, will be recognized during the third and fourth quarters of 2004 as the consolidation action is completed.

Actions in the Electrical Components business include the closure of the Company's manufacturing facility in St. Clair, Missouri. Gear machining operations will be consolidated into the Company's Salem, Indiana facility and motor assembly operations will be consolidated into the Company's Piedras Negras and Juarez, Mexico facilities. Charges related to the Electrical Components business action recognized during the second quarter included asset impairment charges of $1.7 million and employment-related charges of $0.3. Additional restructuring and impairment charges, estimated to be approximately $2.6 million to $3.7 million, will be recognized during the third and fourth quarters of 2004 as the plant closure and consolidation action is completed.

Second quarter 2003 results were adversely affected by a restructuring charge of $28.5 million ($18.2 million net of tax or $0.99 per share) related to the consolidation of operations in the Engine & Power Train business. The restructuring included the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities and the relocation of certain production capacities to the new Curitiba, Brazil facility and other existing U.S. locations. The restructuring charge included approximately $6.8 million in earned severance pay and future benefit costs relating to manpower reductions, $2.0 million in plant closing and exit costs incurred through June 30, 2003, and $19.7 million in asset impairment charges for idled equipment and facilities.

First half 2003 results were adversely affected by a $13.6 million ($8.7 million net of tax or $0.47 per share) charge, recognized in the first quarter, related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility. On March 25, 2003, with the cooperation of the Environmental Protection Agency, the Company entered into a liability transfer agreement with Pollution Risk Services, LLC ("PRS"), whereby PRS assumed substantially all of the Company's responsibilities, obligations and liabilities for remediation of the Sheboygan River and Harbor Superfund Site (the "Site"). While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Site, these arrangements do not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The cost of the liability transfer arrangement was $39.2 million. The charge consists of the difference between the cost of the arrangement and amounts previously accrued for the cleanup. The Company also maintains a reserve of $0.5 million to reflect its potential environmental liability arising from operations at the Site, including potential liabilities not assumed by PRS pursuant to the arrangement. Additional information is available in the Company's Form 8-K filed on April 9, 2003. Also, pursuant to the overall arrangement, the Company transferred the title to the property to PRS in October, 2003.

Interest Expense

Interest expense amounted to $5.6 million in the second quarter of 2004 compared to $6.2 million in the second quarter of 2003. Interest expense amounted to $11.2 million in the first half of 2004 compared to $11.5 million in the same period of 2003. The decrease in second quarter interest expense is the result of debt repayments over the first half of 2004. This is somewhat offset by the rate applicable to the bridge financing in effect between December 30, 2002, the date of the FASCO acquisition, and March 5, 2003, the date of the Senior Guaranteed
Note Issuance for the year-to-date comparison.

Interest Income and Other, Net

Interest income and other, net amounted to $3.8 million in the second quarter of 2004 compared to $5.2 million in the second quarter of 2003. Interest income and other, net amounted to $8.4 million in the first half of 2004 compared to $10.1 million in the same period of 2003. This decrease resulted primarily from lower average interest rates applicable to deposits in Brazil.

Taxes on Income

The effective income tax rate was 35.0% for the second quarter and year-to-date 2004 compared to 35.0% in the comparable periods in 2003. The consistency in the effective rate in 2004 is reflective of the consistency in the nature of the Company's operations.

Outlook

The outlook for the balance of the year is subject to many variables which could significantly impact the Company's results. While the general economic climate is improving and past restructuring actions are providing positive contributions, the continued escalation of commodity costs, weakness in the U.S. Dollar, and pricing pressures from Asian-based competition will challenge each of the Company's businesses in various ways making any predictions difficult. The Company mitigates only a portion of its exposure to future material price increases through forward contracts. Given the competitive nature of the industries in which the Company competes, the Company most likely will not be able to fully recover such cost increases through product pricing actions. Accordingly, additional commodity cost increases, in the absence of other manufacturing cost reductions, could be expected to negatively impact future gains. Subject to

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the preceding caveat, the Company expects second half 2004 operating results to be better than the first half of 2004, consistent with the overall seasonality of our businesses, but to fall short of the comparable 2003 period, excluding restructuring charges.

The Company has taken significant actions over the last several years to improve its cost position, product competitiveness, and value proposition to its customers. Alternatives continue to be evaluated on how best to compete in the highly competitive segments in which the Company operates. As further actions are taken, it is possible that additional restructuring charges will be incurred, particularly outside North America. While the amount and timing of these charges cannot currently be accurately predicted, they may affect several quarterly periods or years, and they could be material to the reported results in the particular quarter or year in which they are recorded.

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first half of 2004 provided cash of $27.9 million compared to $13.8 million in cash used during the same period of 2003. The improvement in 2004 resulted primarily from the absence of the $39.2 cash payment for the Liability Transfer and Assumption Agreement. Working capital of $557.6 million at June 30, 2004 was up slightly from $545.5 million at the end of 2003.

Working capital requirements and planned capital investments for 2004 are expected to be financed primarily through internally generated funds; however, short-term borrowings and various financial instruments are utilized from time to time to hedge currency risk and finance foreign working capital requirements. The Company maintains a $125 million revolving credit facility that is available for general corporate purposes. The Company may also utilize long-term financing arrangements in connection with state or federal investment incentive programs.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. As indicated under the caption "Restructuring Charges, Impairments and Other Items," the Company will be completing previously announced actions over the remainder of the year that will result in the recognition of charges throughout the balance of 2004. It is also possible that additional restructuring initiatives could be announced, particularly outside North America, during 2004 that could have a material effect on the consolidated financial position and future results of operations of the Company. Other potential initiatives could include joint ventures or business combinations.

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

At June 30, 2004 and December 31, 2003, the Company had accrued $46.1 and $46.6 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

Internal Controls

Among the provisions of the Sarbanes-Oxley Act of 2002 (the "Act") is the requirement under Section 404 for management to assess the effectiveness of the Company's internal control structure and procedures for financial reporting as of the end of the fiscal year. In addition, the Section requires the Company's auditors to attest to and report on the assessment made by management.

During the second quarter, the Securities and Exchange Commission approved Auditing Standard No. 2 issued by the Public Company Accounting Oversight Board ("PCAOB") establishing rules regarding both management's responsibilities and procedures to be completed by the auditors. The specified rules are comprehensive and require an unprecedented level of documentation and evaluation that goes beyond the procedures historically utilized by management to assess its internal controls. The Company has a program in place designed to comply with these requirements.

Given the breadth and depth of the documentation and testing requirements promulgated under the PCAOB rules and the Act, the lack of experience with this approach, and the early stages of management's testing, the outcome of management's testing and the attestation of the Company's auditors is uncertain at this time.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations;
viii) availability and cost of materials, particularly commodities, including steel, cooper and aluminum, whose cost can be subject to significant variation;
ix) actions of competitors; x) the ultimate cost of resolving environmental and legal matters; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; and xiv) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and the Company's risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the second quarter of 2004.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At June 30, 2004 and December 31, 2003, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $14.6 and $16.3 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at June 30, 2004 and December 31, 2003 were $18.1 and $16.1 million, respectively.

The Company is subject to interest rate risk, primarily associated with its borrowings. The Company's $300 million Senior Guaranteed Notes are fixed-rate debt. The Company has entered into fixed to variable interest rate swaps with notional amounts totaling $125.0 million. The Company's remaining borrowings, which consist of bank borrowings by its foreign subsidiaries and Industrial Development Revenue Bonds, are variable-rate debt. Currently, including the effect of the interest rate swaps, 46% of the Company's total debt is fixed-rate. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flow because the Company intends to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of the Company's variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $2.0 million.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibit
              Number       Description

                 3 The Company's Amended and Restated Bylaws as amended through June 30, 2004.

                31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) On April 1, 2004, the Company filed a report on Form 8-K regarding the appointment of James S. Nicholson as Vice President, Treasurer and Chief Financial Officer.

             On April 29, 2004, the Company filed a report on Form 8-K reporting its first quarter 2004 financial data and investor presentation.

             On May 21, 2004, the Company filed a report on Form 8-K announcing facility consolidation.

             On June 15, 2004, the Company filed a report on Form 8-K regarding global implementation of ORACLE(R) E-Business Suite.

             On July 29, 2004, the Company filed a report on Form 8-K reporting its second quarter 2004 financial data and investor presentation.

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

                                                      TECUMSEH PRODUCTS COMPANY
                                                      -------------------------
                                                           (Registrant)

Dated:  August 6, 2004           BY:         /s/   JAMES S. NICHOLSON
                                         --------------------------------------
                                         James S. Nicholson
                                            Vice President, Treasurer and
                                            Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
      3         The Company's Amended and Restated Bylaws as amended through
                June 30, 2004.

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