Form 10-Q
period 2004-09-30
TECUMSEH PRODUCTS CO
filed 2004-11-09
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT of 1934
          For the quarterly period ended September 30, 2004

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


           Class of Stock                              Outstanding at September 30, 2004
----------------------------------------------------------------------------------------
Class B Common Stock, $1.00 par value                              5,077,746
Class A Common Stock, $1.00 par value                             13,401,938


                             TABLE OF CONTENTS


                                                                                                       Page
Part I.   Financial Information
      Item 1.   Financial Statements
           Consolidated Condensed Balance Sheets.....................................................   3
           Consolidated Condensed Statements of Operations...........................................   4
           Consolidated Condensed Statements of Cash Flows...........................................   5
           Notes to Consolidated Condensed Financial Statements......................................   6
      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations............................................................   14
      Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................   23
      Item 4.   Controls and Procedures..............................................................   24
Part II.  Other Information
      Item 6.   Exhibits and Reports on Form 8-K.....................................................   26
Signatures...........................................................................................   27
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


                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)



   (Dollars in millions, except share data)                                             SEPTEMBER 30,             December 31,
ASSETS                                                                                       2004                    2003
                                                                                     ---------------------    -------------------
Current Assets:
   Cash and cash equivalents                                                             $  272.9                   $  344.6
   Accounts receivable, less allowance for doubtful accounts of $5.7 in 2004 and
     $6.5 in 2003                                                                           245.6                      235.0
   Inventories                                                                              344.1                      298.2
   Deferred and recoverable income taxes                                                     71.7                       71.8
   Other current assets                                                                      52.2                       30.5
                                                                                     ---------------------    -------------------
         Total current assets                                                               986.5                      980.1

Property, plant, and equipment, at cost, net of accumulated depreciation of
 $938.9 in 2004 and $797.8 in 2003                                                          536.7                      554.6
Goodwill                                                                                    242.6                      242.7
Other intangibles                                                                            65.5                       74.8
Deferred income taxes                                                                        25.3                       26.1
Prepaid pension expense                                                                     166.3                      155.3
Other assets                                                                                 71.2                       72.2
                                                                                     ---------------------    -------------------
         Total assets                                                                    $2,094.1                   $2,105.8
                                                                                     =====================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                               $  177.4                   $  172.4
   Income taxes payable                                                                      17.2                       10.7
   Short-term borrowings                                                                     53.1                       89.6
   Accrued liabilities                                                                      175.8                      161.9
                                                                                     ---------------------    -------------------
         Total current liabilities                                                          423.5                      434.6

Long-term debt                                                                              326.3                      327.6
Deferred income taxes                                                                        31.5                       36.5
Other postretirement benefit liabilities                                                    210.9                      212.6
Product warranty and self-insured risks                                                      25.4                       24.4
Accrual for environmental matters                                                            43.6                       44.6
Pension liabilities                                                                          20.4                       20.7
                                                                                     ---------------------    -------------------
         Total liabilities                                                                1,081.6                    1,101.0
                                                                                     ---------------------    -------------------

Stockholders' Equity:
   Class A common stock, $1 par value; authorized 75,000,000 shares; issued and
     outstanding 13,401,938 shares in 2004 and 2003                                          13.4                       13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares; issued and
     outstanding 5,077,746 shares in 2004 and 2003                                            5.1                        5.1
   Retained earnings                                                                      1,061.0                    1,055.4
   Accumulated other comprehensive loss                                                     (67.0)                     (69.1)
                                                                                     ---------------------    -------------------
         Total stockholders' equity                                                       1,012.5                    1,004.8
                                                                                     ---------------------    -------------------
         Total liabilities and stockholders' equity                                      $2,094.1                   $2,105.8
                                                                                     =====================    ===================



              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


       (Dollars in millions, except per share data)                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     2004            2003            2004            2003
                                                                 -------------   -------------   --------------  -------------

Net sales                                                             $478.6          $438.5        $1,439.8        $1,394.7
   Cost of sales and operating expenses                                403.4           379.7         1,245.3         1,212.7
   Selling and administrative expenses                                  49.6            37.2           145.4           123.3
   Restructuring charges, impairments and
         other items                                                     2.0            (3.3)            5.6            38.8
                                                                 -------------   -------------   --------------  -------------
Operating income                                                        23.6            24.9            43.5            19.9
   Interest expense                                                     (5.3)           (6.8)          (16.5)          (18.3)
   Interest income and other, net                                        2.3             6.6            10.6            16.7
                                                                 -------------   -------------   --------------  -------------
Income before taxes                                                     20.6            24.7            37.6            18.3
   Tax provision                                                         8.3             5.7            14.3             3.4
                                                                 -------------   -------------   --------------  -------------
Net income                                                             $12.3           $19.0           $23.3           $14.9
                                                                 =============   =============   ==============  =============

   Basic and diluted earnings per share                                $0.67           $1.03           $1.26           $0.81
                                                                 =============   =============   ==============  =============

Weighted average shares (in thousands)                                18,480          18,480          18,480          18,480
                                                                 =============   =============   ==============  =============

Cash dividends declared per share                                      $0.32           $0.32           $0.96           $0.96
                                                                 =============   =============   ==============  =============



              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


    (Dollars in millions)                                                                          NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                        ---------------------------------------
                                                                                              2004                  2003
                                                                                        ------------------   ------------------
Cash flows from Operating activities:
                                                                                        ------------------   ------------------
                  Cash provided by operating activities                                         $34.5                $43.1
                                                                                        ------------------   ------------------

Cash Flows from Investing Activities:
   Business acquisition, net of cash acquired                                                   ---                   10.6
   Capital expenditures                                                                         (55.6)               (66.0)
                                                                                        ------------------   ------------------
                  Cash used in investing activities                                             (55.6)               (55.4)
                                                                                        ------------------   ------------------

Cash Flows from Financing Activities:
   Dividends paid                                                                               (17.7)               (17.7)
   Decrease in borrowings, net                                                                  (35.4)               (36.2)
                                                                                        ------------------   ------------------
                  Cash used in financing activities                                             (53.1)               (53.9)
                                                                                        ------------------   ------------------

Effect of exchange rate changes on cash                                                           2.5                 13.6
                                                                                        ------------------   ------------------

   Decrease in cash and cash equivalents                                                        (71.7)               (52.6)

Cash and Cash Equivalents:
                  Beginning of period                                                           344.6                333.1
                                                                                        ------------------   ------------------
                  End of period                                                                $272.9               $280.5
                                                                                        ==================   ==================


              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The consolidated condensed financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The December 31, 2003 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP"). The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report included in Form 10-K for the fiscal year ended December 31, 2003. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

2.       Comprehensive Income and Changes in Stockholders' Equity

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                  (Dollars in millions)                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   -------------------------------    -----------------------------
                                                                        2004            2003              2004            2003
                                                                   ---------------  --------------    -------------  --------------
         Total stockholders' equity
            Beginning balance (b)                                       $990.5          $1,000.6         $1,004.8        $978.9
         Comprehensive income:
            Net income                                                   $12.3             $19.0            $23.3         $14.9
            Other comprehensive income:
               Foreign currency translation adjustments                   15.6               2.2              2.4          39.8
               Loss on derivatives                                       ---               ---               (0.3)        ---
                                                                   ---------------  --------------    -------------  --------------
         Total comprehensive income                                      $27.9             $21.2            $25.4         $54.7
         Cash dividends declared                                          (5.9)             (5.9)           (17.7)        (17.7)
                                                                   ---------------  --------------    -------------  --------------
         Total stockholders' equity
            Ending balance                                            $1,012.5          $1,015.9         $1,012.5      $1,015.9
                                                                   ===============  ==============    =============  ==============


(b) The June 30, 2004 Stockholder's Equity balance has been increased by $0.7 million from that previously reported to reflect the retroactive recognition of the effects of the Medical Prescription Drug, Improvement and Modernization Act of 2003, as permitted by the FASB Staff Position FAS 106-2.

3.       Inventories

                                                                            SEPTEMBER 30,                December 31,
               (Dollars in millions)                                             2004                        2003
                                                                       -------------------------    ------------------------
         Raw material and work in process                                       $221.6                       $170.6
         Finished goods                                                          112.4                        122.7
         Supplies                                                                 10.1                          4.9
                                                                       -------------------------    ------------------------

         Total inventories                                                      $344.1                       $298.2
                                                                       =========================    ========================


                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


4.       Business Segments

         The Company has four reportable segments based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, Engine & Power Train Products, and Pump Products. Revenues and operating income by segment for the periods indicated are as follows:

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
      Business Segment Data                                       -----------------------------   -----------------------------
               (Dollars in millions)                                   2004            2003             2004           2003
                                                                  -----------------------------   -----------------------------
      Net sales:
         Compressor products                                           $218.9         $193.8           $664.9         $620.6
         Electrical Component products                                  102.1          101.5            314.3          315.8
         Engine & Power Train products                                  128.6          113.2            356.9          357.1
         Pump products                                                   28.5           29.7            102.5          100.6
         Other (a)                                                        0.5            0.3              1.2            0.6
                                                                  -----------------------------   -----------------------------
                Total Net Sales                                        $478.6         $438.5         $1,439.8       $1,394.7
                                                                  =============================   =============================

      Operating income:
         Compressor products                                            $22.5          $15.5            $53.7          $55.9
         Electrical Component products                                    3.5            3.9             11.2           11.5
         Engine & Power Train products                                    2.2            3.3            (11.2)          (7.1)
         Pump Products                                                    3.1            3.3             11.3           11.7
         Other (a)                                                       (0.9)          (0.8)            (2.7)          (2.9)
         Corporate expenses                                              (4.8)          (3.6)           (13.2)         (10.4)
         Restructuring charges, impairments and other items              (2.0)           3.3             (5.6)         (38.8)
                                                                  -----------------------------   -----------------------------
                Total operating income                                   23.6           24.9             43.5           19.9
         Interest expense                                                (5.3)          (6.8)           (16.5)         (18.3)
         Interest income and other, net                                   2.3            6.6             10.6           16.7
                                                                  -----------------------------   -----------------------------
        Income before taxes                                             $20.6          $24.7            $37.6          $18.3
                                                                  =============================   =============================


         (a) "Other" consists of non-reportable business segments, primarily
         MDSI.

         The Electrical Component Products had inter-segment sales of $17.3 million and $17.2 million in the third quarter of 2004 and 2003, respectively, and $50.8 million and $54.5 million for the first nine months of 2004 and 2003, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



5.       Goodwill and Other Intangible Assets

         At September 30, 2004, goodwill by segment consisted of Electrical Components - $217.7 million, Compressors - $17.2 million, Pumps - $5.1 million, and Engine & Power Train - $2.6 million.

         Other intangible assets consisted of the following:

                                                                  GROSS
                                                                 CARRYING       ACCUMULATED                        AMORTIZABLE
                                                                  AMOUNT        AMORTIZATION          NET              LIFE
                                                             ------------------------------------------------------------------
     Intangible assets subject to amortization:
              Two year non-compete agreement                       $15.0          $13.1               $1.9            2 years
              Customer relationships and contracts                  39.3            4.7               34.6         6-15 years
              Technology                                            15.4            3.8               11.6         3-10 years
              Trade-name and trademarks                              0.8            0.3                0.5          3-8 years
                                                             ------------------------------------------------
                                Total                               70.5           21.9               48.6
     Intangible assets not subject to amortization:
              Trade name                                            16.9          ---                 16.9
                                                             ------------------------------------------------
     Total intangible assets                                       $87.4          $21.9              $65.5
                                                             ================================================


         The estimated amortization expense over the next five years is $12.5 million for 2004 and approximately $5.0 million annually for 2005 through 2008. Amortization expense for the three months ended September 30 was $3.2 million and $3.2 million for 2004 and 2003, respectively. Amortization expense for year-to-date ended September 30 was $9.4 million and $9.3 million for 2004 and 2003, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


6.       Pension and Other Postretirement Benefit Plans

         Components of net periodic benefit (income) cost are as follows:

                                                        PENSION BENEFITS                  OTHER BENEFITS
                                                  -----------------------------    -----------------------------
                                                       THREE MONTHS ENDED               THREE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                  -----------------------------    -----------------------------
                                                       2004            2003             2004            2003
                                                  --------------  -------------    -------------   -------------
Service Cost                                            $2.2            $2.0             $0.9            $1.2
Interest Cost                                            5.4             5.6              2.4             3.1
Expected return on plan assets                         (10.5)           (9.8)            ---             ---
Amortization of prior service costs                      0.3             0.4             (0.3)           (0.3)
Amortization of net gain                                (1.1)           (1.4)            (1.6)           (1.1)
                                                  --------------  -------------    -------------   -------------
Net periodic benefit (income) cost                     ($3.7)          ($3.2)            $1.4            $2.9
                                                  ==============  =============    =============   =============


                                                       NINE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                  -----------------------------    -----------------------------
                                                       2004            2003             2004            2003
                                                  --------------  -------------    -------------   -------------
Service Cost                                            $6.6            $6.0             $3.0            $3.6
Interest Cost                                           16.2            16.8              7.5             9.3
Expected return on plan assets                         (31.5)          (29.4)            ---             ---
Amortization of prior service costs                      0.9             1.2             (0.9)           (0.9)
Amortization of net gain                                (3.3)           (4.2)            (4.2)           (3.3)
                                                  --------------  -------------    -------------   -------------
Net periodic benefit (income) cost                    ($11.1)          ($9.6)            $5.4            $8.7
                                                  ==============  =============    =============   =============

         On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. In accordance with the transition provisions under FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"), the Company has retroactively recognized the benefits of the Act beginning April 1, 2004. The effect of recognition lowered the net period cost of other postretirement benefits by $1.1 million and $2.2 million (or $0.04 and $0.08 per share) for the three month and nine month periods, respectively.

7.       Restructuring Charges, Impairments and Other Items

         Third quarter 2004 results included a reduction in workforce at one of the Company's Indian compressor facilities. The action affected approximately 100 employees at the cost of $1.0 million. Year-to-date 2004 results also included restructuring and impairment charges totaling $4.6 million related to previously announced facility consolidation actions affecting several of the Company's facilities in its North American Compressor and Electrical Components businesses.

         The consolidation actions within the Compressor business include a move of compressor machining and assembly operations from its Tecumseh, Michigan facility to its existing

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         compressor facility located in Tupelo, Mississippi. In conjunction, aftermarket distribution operations located in Clinton, Michigan will be relocated to the Tecumseh facility. Charges related to the Compressor business action recognized during the third quarter included relocation costs of $0.3 million. With the asset impairment charges of $1.6 million recognized in the second quarter, year-to-date charges totaled $1.9 million. Additional severance and relocation costs, estimated to be approximately $1.2 million to $1.9 million, will be recognized during the fourth quarter of 2004 as the consolidation action is completed.

         Actions in the Electrical Components business include the closure of the Company's manufacturing facility in St. Clair, Missouri. Gear machining operations will be consolidated into the Company's Salem, Indiana facility and motor assembly operations will be consolidated into the Company's Piedras Negras and Juarez, Mexico facilities. Charges related to the Electrical Components business action recognized during the third quarter totaled $0.7 million and included $0.4 million of relocation costs incurred and employment related charges of $0.3 million. Total year-to-date costs of $2.7 million included asset impairment charges of $1.7 million and employment-related charges of $0.3 million recognized in the second quarter. Additional restructuring and impairment charges, estimated to be approximately $2.0 million to $3.1 million, will be recognized during the fourth quarter of 2004 and first quarter of 2005 as the plant closure and consolidation action is completed.

         Third quarter 2003 results were favorably affected by $3.3 million ($2.1 million net of tax or $0.11 per share) for net gains recognized pursuant to the restructuring actions announced in the second quarter involving the Engine & Power Train business. These actions included the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities and the relocation of certain production capacities to the new Curitiba, Brazil facility and other existing U.S. locations. As a result of these actions, the Company incurred both charges and gains, which were recognized over the second and third quarters of 2003 in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 88 "Employer's Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and Termination Benefits."

         As of September 30, 2003, the Company recognized $31.0 million in charges and $5.8 million in gains with respect to these restructuring actions. Included in the charges were approximately $7.5 million in earned severance pay and future benefit costs relating to manpower reductions, $3.2 million in plant closing and exit costs incurred through September 30, 2003, and $20.3 million in asset impairment charges for idled equipment and facilities. The amount of severance pay and future benefit costs mentioned above included $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility. The gains represented curtailment gains associated with other post-employment benefits. Under U.S. GAAP, such gains were not recognizable until the affected employees were severed and, accordingly, were recorded in the third quarter of 2003.

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

8.       Guarantees and Warranties

         A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian receivables sold at September 30, 2004 and December 31, 2003 were $88.5 million and $64.5 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $0.7 million, which is included in operating income and the allowance for doubtful accounts.

         A provision for estimated future warranty costs and estimated returns for credit relating to warranty are recorded when products are sold and revenue recognized. A reconciliation of the changes in the Company's product warranty liability follows:

                                                                                     Nine Months Ended
           (Dollars in millions)                                                     September 30, 2004
                                                                                -------------------------------
           Balance at January 1, 2004                                                       $34.0
                    Accruals for warranties                                                  17.4
                    Settlements made (in cash or in kind)                                   (12.9)
                    Effect of foreign currency translation                                  ---
                                                                                -------------------------------
           Balance at September 30, 2004                                                    $38.5
                                                                               ===============================


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

         On March 25, 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of the Company's responsibilities, obligations and liabilities for remediation of

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                         PART I.  INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

         With respect to other environmental matters, the Company, in cooperation with the WDNR, conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant are contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At September 30, 2004, the Company had accrued $2.7 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigative efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing, and cost of off-site remediation requirements, if any, are not presently determinable.

         The WDNR requested that the Company join it in a cooperative effort to investigate and cleanup PCB contamination in the watershed of the south branch of the Manitowoc River, downstream of the Company's New Holstein, Wisconsin facility. Despite the fact that the WDNR's investigation does not establish the parties responsible for the PCB contamination, the WDNR has indicated that it believes the Company is a source and that it expects the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                    PART I. FINANCIAL INFORMATION  - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         Company to participate in the cleanup. The Company has participated in the first phase of a cooperative cleanup, consisting of joint funding of the removal of soils and sediments in the source area near its facility. The next phase of the cooperative effort is scheduled to occur during 2004 involving a segment downstream of the source area. The Company has provided approximately $1.9 million for these costs. Although participation in a cooperative remedial effort after this phase for the balance of the watershed is under consideration, it is not possible to reasonably estimate the cost of any such participation at this time.

         In addition to the above mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action which may be necessary with regard to such other sites. At September 30, 2004 and December 31, 2003, the Company had accrued $45.6 million and $46.6 million, respectively, for environmental remediation, including the amounts noted above relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

11.      Fixed Assets

         The components of fixed assets were:



                                                                            SEPTEMBER 30,                December 31,
               (Dollars in millions)                                             2004                        2003
                                                                       -------------------------    ------------------------

         Land and land improvements                                              $28.3                        $26.3
         Buildings                                                               246.5                        238.3
         Machinery and equipment                                               1,159.7                      1,059.6
         Assets in process                                                        41.1                         28.2
                                                                       -------------------------    ------------------------
               Gross property, plant and equipment                             1,475.6                      1,352.4
         Less accumulated depreciation                                           938.9                        797.8
                                                                       -------------------------    ------------------------
         Property, plant and equipment, net                                     $536.7                       $554.6
                                                                       =========================    ========================



During the third quarter of 2004, the Company recorded an adjustment of $105.1 million to increase fixed assets and accumulated depreciation which did not have an affect on net fixed assets, income or cash flows. The increase was $1.9 million to land improvements, $7.4 million to buildings and $95.8 to machinery and equipment.

The adjustments to fixed assets and accumulated depreciation were necessary to present fully depreciated assets that are currently in use on a consistent basis for all the Company's global operations. Additionally, in connection with the Company's acquisition of FASCO in December, 2002, the historical net book value of FASCO's fixed assets were adjusted in purchase accounting to estimated fair value, but still reflected their historical accumulated depreciation. However, as the appropriate depreciation and amortization had been recorded based upon adjusted fixed asset values, this adjustment did not have an affect on income or cash flows.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales in the third quarter of 2004 increased to $478.6 million from $438.5 million in 2003. Consolidated net sales year-to-date 2004 amounted to $1,439.8 million compared to $1,394.7 million in the same period of 2003. The effects of foreign currency translation increased sales by $7.6 million in comparison to the third quarter 2003 and $24.7 million in comparison to the first nine months of 2003. Excluding the effects of currency translation, sales in the third quarter and year-to-date 2004 increased primarily due to increased sales in the Company's Compressor and Engine & Power Train businesses.

Consolidated net income for the third quarter of 2004 amounted to net income of $12.3 million or $0.67 per share compared to net income of $19.0 million or $1.03 per share in the third quarter of 2003. Reported results for the third quarter 2004 included restructuring charges of $2.0 million ($1.3 million net of tax or $0.07 per share) resulting from the continuation of the previously announced program related to the North American Compressor and Electrical Components businesses, as well as a new program related to the Company's Indian compressor operations. During the quarter, the Company also gave recognition to the benefits created by the Medical Prescription Drug, Improvement and Modernization Act of 2003. The effect of adoption increased three month and nine month earnings by $0.7 million and $1.4 million or $0.04 and $0.08 per share, respectively. Third quarter 2004 net income also reflected a higher effective tax rate which resulted from changes in the full year estimate of the relationship of losses in foreign jurisdictions, where the Company does not recognize a related tax benefit, to worldwide pretax income as compared to the previous quarter's estimates.

Included in reported results for the third quarter of 2003 was a net gain of $3.3 million ($2.1 million net of tax or $0.11 per share) resulting from the restructuring actions in the Engine & Power Train business announced in the second quarter of 2003. Third quarter results were also favorably impacted by several income tax related items. The resolution of prior years' federal income tax audits reduced the Company's currently payable provision for income taxes by $1.9 million or $0.10 per share. The Company's effective federal income tax rate was further reduced by adjustments to the provision for deferred taxes pertaining to unremitted earnings of foreign subsidiaries.

Consolidated net income for the nine months ended September 30, 2004 amounted to $23.3 million or $1.26 per share compared to a $14.9 million or $0.81 per share for the same period in 2003. In addition to the 2004 third quarter charges noted above, reported results for the first nine months of 2004 included restructuring and asset impairment charges of $3.6 million ($2.3 million net of tax or $0.13 per share) from the previously announced actions involving the Compressor and Electrical Components businesses. In addition to the 2003 third quarter net gains from restructuring actions and the federal income tax-related items mentioned above, results for the first nine months of 2003 included a charge of $28.5 million ($18.2 million net of tax or $0.99 per share) related to the consolidation of operations in the Engine & Power Train business and a charge of $13.6 million ($8.7 million net of tax or $0.47 per share) recorded in the first quarter, related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Exclusive of these respective restructuring charges, impairments and other items, third quarter 2004 operating results improved from the respective 2003 period, primarily due to better results in the Compressor business offset by lower results in the Company's other businesses and higher corporate expenses, reflecting costs incurred in order to comply with the Sarbanes-Oxley Act of 2002. Nine month 2004 results were lower than the respective prior year period in all business segments.

Compressor Business

Third quarter 2004 sales in the Company's compressor business increased by $25.1 million to $218.9 million from $193.8 million in the third quarter of 2003. The increase over the comparable quarter from the prior year was attributable to a favorable global market for compressor products sold into the original equipment markets of residential refrigerators and freezers and room air conditioners. Strong worldwide demand for small, high efficiency compressors used in refrigerators and freezers, such as those manufactured by the Company in Brazil and India, had a positive effect on volumes and pricing. Sales of compressors utilized in room air conditioning also increased, due in part to growth in exports from the Company's Indian operations. Alternatively, aftermarket volumes in North America were down from the prior year due to a mostly mild cooling season. The effect of foreign translation increased sales by $6.3 million.

Compressor business sales in the first nine months of 2004 increased by $44.3 million, or approximately 7.1%, from the first nine months of 2003. The effects of foreign currency translation accounted for $16.6 million of the increase. In addition, declines in sales of compressors used in unitary air conditioning applications and aftermarket distribution in the U.S. were more than offset by higher levels of sales of compressors used in refrigeration and room air conditioning due to strong global demands.

Compressor business operating income for the third quarter of 2004 amounted to $22.5 million compared to $15.5 million in the third quarter of 2003. The increase in operating income in 2004 versus the comparable 2003 quarter reflected the overall higher sales volumes in the quarter and cost cutting initiatives in North America, partially offset by increases in commodity costs that were not fully recovered through pricing actions. Operating income for the first nine months of 2004 amounted to $53.7 million compared to $55.9 million for the first nine months of 2003. The decrease in operating income for the first nine months of 2004 versus the comparable 2003 period reflected the impact of commodity price increases, an unfavorable exchange rate in Brazil, and rapidly falling prices in India from lower import duties.

Electrical Components Business

Electrical Components business sales were $102.1 million in the third quarter of 2004 compared to $101.5 million in the third quarter of 2003. Year-to-date 2004 sales amounted to $314.3 million compared to $315.8 million in the same period of 2003. Third quarter and year-to-date volume declines in gear motor and actuator sales were partially offset by higher sales to the automotive market and foreign currency-related increases in the Asian region.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Electrical Components operating income for the third quarter of 2004 amounted to $3.5 million compared to $3.9 million in the third quarter of 2003. Segment operating profit year-to-date was $11.2 million compared to $11.5 million for the same period in 2003. The decline in third quarter operating income largely resulted from commodity cost increases. Year-to-date results were also impacted by warranty, response and expediting costs, incurred as a result of a product design change for an automotive segment customer. These costs were partially offset by the absence in 2004 of the $4.2 million write-up of FASCO inventory, recorded at December 31, 2002 in connection with purchase accounting that was subsequently recognized in cost of sales during the first quarter of 2003.

Engine & Power Train Business

Engine & Power Train business sales amounted to $128.6 million in the third quarter of 2004 compared to $113.2 million in the third quarter of 2003. Sales year-to-date in 2004 were $356.9 million compared to $357.1 million in the same period of 2003. The increase in sales for the third quarter reflected strong, early season demand of engines used in snow blowers and an extended season for engines used in walk behind rotary lawn mowers. This third quarter improvement was offset by the year-to-date decline of sales volume in Europe.

Engine & Power Train business operating income in the third quarter of 2004 amounted to $2.2 million compared to $3.3 million in the third quarter of 2003. Despite the increase in sales, higher commodity and freight costs negatively impacted quarter results. For the first nine months of 2004, the Engine & Power Train business incurred an operating loss of $11.2 million compared to an operating loss of $7.1 million in 2003. The decline in third quarter and year-to-date results reflected many factors including currency losses of $1.6 million on dollar-dominated borrowings in Brazil, start up costs and ramp up inefficiencies at the Curitiba, Brazil facility, the impact of increased commodity costs, reduced profitability at the European operations due to the lower sales volumes, and product rework involving engines produced in the Company's facility in the Czech Republic that was necessitated by defective parts received from a supplier. The declines were partially offset by the improvement in the operating results of the North American engine operations due to the cost reductions achieved with the closure of the Douglas, Georgia and Sheboygan Falls, Wisconsin facilities last year.

Pump Business

Pump business sales in the third quarter of 2004 amounted to $28.5 million compared to $29.7 million in third quarter of 2003. Year-to-date sales amounted to $102.5 million in 2004 compared to $100.6 million the previous year. The 4.4% decrease in third quarter sales was primarily attributed to lower sales of water gardening products as retailers worked down inventories. Year-to-date increases reflected robust sales in the plumbing markets due to wet spring weather and strong OEM demand in the HVAC market.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating income amounted to $3.1 million in the third quarter of 2004 compared to $3.3 million in the same period in 2003. Operating income in the first nine months of 2004 was $11.3 million compared to $11.7 million in 2003. The slight decrease in operating income was primarily attributable to higher engineering, administrative and promotional costs.

Restructuring Charges, Impairments and Other Items

Third quarter 2004 results included a reduction in workforce at one of the Company's Indian compressor facilities. The action affected approximately 100 employees at the cost of $1.0 million. Year-to-date 2004 results also included restructuring and impairment charges totaling $4.6 million related to previously announced facility consolidation actions affecting several of the Company's facilities in its North American Compressor and Electrical Components businesses.

The consolidation actions within the Compressor business include a move of compressor machining and assembly operations from its Tecumseh, Michigan facility to its existing compressor facility located in Tupelo, Mississippi. In conjunction, aftermarket distribution operations located in Clinton, Michigan will be relocated to the Tecumseh facility. Charges related to the Compressor business action recognized during the third quarter included relocation costs of $0.3 million. With the asset impairment charges of $1.6 million recognized in the second quarter, year-to-date charges totaled $1.9 million. Additional severance and relocation costs, estimated to be approximately $1.2 million to $1.9 million, will be recognized during the fourth quarter of 2004 as the consolidation action is completed.

Actions in the Electrical Components business include the closure of the Company's manufacturing facility in St. Clair, Missouri. Gear machining operations will be consolidated into the Company's Salem, Indiana facility and motor assembly operations will be consolidated into the Company's Piedras Negras and Juarez, Mexico facilities. Charges related to the Electrical Components business action recognized during the third quarter totaled $0.7 million and included $0.4 million of relocation costs incurred and employment related charges of $0.3 million. Total year-to-date costs of $2.7 million included asset impairment charges of $1.7 million and employment-related charges of $0.3 million recognized in the second quarter. Additional restructuring and impairment charges, estimated to be approximately $2.0 million to $3.1 million, will be recognized during the fourth quarter of 2004 as the plant closure and consolidation action is completed.

Third quarter 2003 results were favorably affected by $3.3 million ($2.1 million net of tax or $0.11 per share) for net gains recognized pursuant to the restructuring actions announced in the second quarter involving the Engine & Power Train business. These actions included the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities and the relocation of certain production capacities to the new Curitiba, Brazil facility and other existing U.S. locations. As a result of these actions, the Company incurred both charges and gains, which were recognized over the second and third quarters of 2003 in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146 "Accounting for

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs Associated with Exit or Disposal Activities," and SFAS No. 88 "Employer's Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and Termination Benefits."

As of September 30, 2003, the Company recognized $31.0 million in charges and $5.8 million in gains with respect to these restructuring actions. Included in the charges were approximately $7.5 million in earned severance pay and future benefit costs relating to manpower reductions, $3.2 million in plant closing and exit costs incurred through September 30, 2003, and $20.3 million in asset impairment charges for idled equipment and facilities. The amount of severance pay and future benefit costs mentioned above included $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility. The gains represented curtailment gains associated with other post-employment benefits. Under U.S. GAAP, such gains were not recognizable until the affected employees were severed and, accordingly, were recorded in the third quarter of 2003.

Under SFAS No. 146, severance payments that require future service to be received is accrued as earned and other costs are only recognized to the extent a liability has been incurred. Accordingly, $28.5 million and $2.5 million of the charges were recognized in the second and third quarters, respectively.

Interest Expense

Interest expense amounted to $5.3 million in the third quarter of 2004 compared to $6.8 million in the third quarter of 2003. Interest expense amounted to $16.5 million in the first nine months of 2004 compared to $18.3 million in the same period of 2003. The decrease in third quarter interest expense is the result of debt repayments throughout 2004. This is somewhat offset by the rate applicable to the bridge financing in effect between December 30, 2002, the date of the FASCO acquisition, and March 5, 2003, the date of the Senior Guaranteed Note Issuance for the year-to-date comparison.

Interest Income and Other, Net

Interest income and other, net amounted to $2.3 million in the third quarter of 2004 compared to $6.6 million in the third quarter of 2003. Interest income and other, net amounted to $10.6 million in the first nine months of 2004 compared to $16.7 million in the same period of 2003. This decrease resulted primarily from lower average interest rates applicable to deposits in Brazil.

Taxes on Income

The effective income tax rate was 40% for the third quarter and 38% year-to-date 2004 compared to 23.1% and 18.6% in the 2003 comparable periods. The higher effective tax rates in 2004 were the result of changes in the full year estimate of the relationship of losses in foreign jurisdictions, where the Company does not recognize a related tax benefit, to worldwide pretax income as compared to the previous quarter's estimates. The lower rates in 2003 is the result of the resolution of prior years' federal income tax audits and a prospective revision to the full year

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


forecasted effective tax rate to reflect lower levels of deferred taxes on the unremitted earnings of foreign subsidiaries. The resolution of the income tax audits pertained to tax years 1998 and 1999 and resulted in a total refund of $6.9 million, including $1.2 million in interest. The effect of the refund on the provision for income taxes was $1.9 million.

Outlook

The outlook for the balance of the year is subject to many variables which could significantly impact the Company's results. While the general economic climate is improving and past restructuring actions are providing positive contributions, the high level of commodity costs, weakness in the U.S. Dollar, and pricing pressures from Asian-based competition will challenge each of the Company's businesses in various ways making any predictions difficult. The Company mitigates only a portion of its exposure to future material price increases through forward contracts. Given the competitive nature of the industries in which the Company competes, the Company most likely will not be able to fully recover such cost increases through product pricing actions. The Company expects overall fourth quarter 2004 operating results to be lower than those of the fourth quarter 2003, excluding restructuring charges. Compressor segment results are expected to be improved over the prior year while other segments are expected to deteriorate.

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

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first nine months of 2004 provided cash of $34.5 million compared to $43.1 million in cash used during the same period of 2003. The improvement in 2004 resulted primarily from the absence of the $39.2 cash payment for the Liability Transfer and Assumption Agreement. Working capital of $563.0 million at September 30, 2004 was up slightly from $545.5 million at the end of 2003 due in part to higher inventory balances.

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

Environmental Matters

The Company is subject to various federal, state and local laws relating to the protection of the environment, and is actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Note 9 to the financial statements.) Liabilities, relating to probable remediation activities, are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

At September 30, 2004 and December 31, 2003, the Company had accrued $45.6 and $46.6 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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


As noted under Item 4, "Controls and Procedures," the Company has completed a substantial portion of management's evaluation. In the course of its evaluation, management has identified certain deficiencies, some of which may be significant, in the internal controls over financial reporting, which the Company is addressing through remediation actions. In addition, it is possible that the Company may identify additional deficiencies in the course of completing its Section 404 compliance testing that would require remediation.

Management will consider these and other matters when assessing the effectiveness of the Company's internal controls over financial reporting at year end. The ultimate outcome of that assessment will depend on the Company's ability to remediate the deficiencies in a timely manner to allow for adequate retesting by both management and the Company's external auditors. While the Company expects to complete its work, if management is not able to meet a reasonable timetable, there is no guarantee that the Company's external auditors will have sufficient resources to retest all remediated controls prior to year end. In such an event, they would be unable to complete their assessment and report on internal control over financial reporting.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and the Company's risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 10 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the third quarter of 2004.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At September 30, 2004 and December 31, 2003, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $11.8 and $16.3 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at September 30, 2004 and December 31, 2003 were $15.4 and $16.1 million, respectively.

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

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and the Chief Financial Officer, management has taken corrective and proactive actions to enhance internal controls. Such actions have significantly affected controls with regard to accounting for fixed assets as well as control deficiencies in various areas that have been identified during management's assessment and testing of internal controls pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

During the third and fourth quarters of 2004, the Company commenced the implementation of new fixed asset software for certain of its recently acquired subsidiaries which required the input of fixed assets and related accumulated depreciation and reconciliation to the applicable general ledger accounts. During this process, management identified certain adjustments to fixed asset and accumulated depreciation balances which did not affect previously reported income or cash flows. Management has determined that this control issue constitutes a significant deficiency as defined under standards established by the Public Company Accounting Oversight Board and has implemented controls to strengthen the recording and tracking of fixed assets, including:

     -   implementation of a common fixed asset software package, and

     - the refinement of policies and procedures regarding the recording and tracking of fixed assets, including those acquired as part of the acquisition of a business.

In addition, the Company is currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort has included evaluating the adequacy of the Company's documentation of controls, evaluating the effectiveness of control design, and testing the operation of the controls as designed. A substantial amount of testing has been completed and, in the course of its evaluation, management has identified certain deficiencies, some of which may be significant, in its internal controls over financial reporting which the Company is addressing through remediation actions. Specifically, the Company is improving controls with respect to general computer controls, documentary evidence of controls in operation, segregation of duties, accounting for income taxes, and other isolated areas. In addition, it is possible that the Company may identify additional deficiencies in the course of completing its Section 404 compliance testing that would require remediation.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 4
                            CONTROLS AND PROCEDURES



Management has communicated to the company's Audit Committee and external auditors the deficiencies noted above, as well as the remediation efforts. Company management, with the oversight of the Audit Committee, is committed to effectively remediating known deficiencies as expeditiously as possible and continuing its efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2004.

Management will consider these and other matters when assessing the effectiveness of the Company's internal controls over financial reporting at year end. The ultimate outcome of that assessment will depend on the Company's ability to remediate the deficiencies in a timely manner to allow for adequate retesting by both management and the Company's external auditors. While the Company expects to complete its work, if management is not able to meet a reasonable timetable, there is no guarantee that the Company's external auditors will have sufficient time to complete their assessment of the effectiveness of the Company's internal control over financial reporting within a timely basis.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS

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

                                      TECUMSEH PRODUCTS COMPANY
                                      -------------------------
                                            (Registrant)



Dated:  November 9, 2004              BY:    /s/   JAMES S. NICHOLSON
        ----------------------            ------------------------------
                                            James S. Nicholson
                                              Vice President, Treasurer and
                                              Chief Financial Officer (on behalf
                                              of the Registrant and as principal
                                              financial officer)

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION

EX- 31.1        Certification of Chief Executive Officer pursuant to Section 302

EX- 31.2        Certification of Chief Financial Officer pursuant to Section 302

EX- 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

EX- 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act