Form 10-K
period 2004-12-31
TECUMSEH PRODUCTS CO
filed 2005-03-16
CIK 96831

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS           ON WHICH REGISTERED
     -------------------          ---------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     Certain shareholders, which, as of June 30, 2004, held an aggregate of 914,347 shares of Registrants Class A Common Stock and 2,279,044 shares of its Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of June 30, 2004 (based on the closing prices of $41.19 per Class A share and $42.43 per Class B share, as reported on the Nasdaq Stock Market on such date) of 12,487,591 Class A shares and 2,798,702 Class B shares held by non-affiliates was $633,112,799.

     Numbers of shares outstanding of each of the Registrant's classes of Common Stock at February 4, 2005:

CLASS B COMMON STOCK, $1.00 PAR VALUE:   5,077,746
CLASS A COMMON STOCK, $1.00 PAR VALUE:  13,401,938

     Certain information in the definitive proxy statement to be used in connection with the Registrant's 2005 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.           Business....................................................    2
                  Executive Officers of the Registrant........................   11
Item 2.           Properties..................................................   12
Item 3.           Legal Proceedings...........................................   12
Item 4.           Submission of Matters to a Vote of Security Holders.........   14

                                      PART II
Item 5.           Market for the Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of Equity
                  Securities..................................................   14
Item 6.           Selected Financial Data.....................................   15
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   17
Item 7A.          Quantitative and Qualitative Disclosures about Market
                  Risk........................................................   29
Item 8.           Financial Statements and Supplementary Data.................   31
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   61
Item 9A.          Controls and Procedures.....................................   61
Item 9B.          Other Information...........................................   63

                                      PART III
Item 10.          Directors and Executive Officers of the Company.............   63
Item 11.          Executive Compensation......................................   63
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................   63
Item 13.          Certain Relationships and Related Transactions..............   63
Item 14.          Principal Accountant Fees and Services......................   63

                                      PART IV
Item 15.          Exhibits, Financial Statement Schedules.....................   63
Signatures....................................................................   67

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Tecumseh Products Company (the "Company") is a full-line, independent, global manufacturer of hermetic compressors for air conditioning and refrigeration products, gasoline engines and power train components for lawn and garden applications, fractional horsepower electric motors and related products for a broad range of residential and commercial applications and pumps. The Company believes it is one of the largest independent producers of hermetically sealed compressors in the world, one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications, and one of the leading manufacturers of fractional horsepower motors for the United States market. The Company also produces a variety of pump products with a wide range of applications. The Company groups its products into four principal market segments: Compressor Products, Electrical Components, Engine & Power Train Products and Pump Products. All of the Company's products are sold in countries all around the world.

     Compressor Products include a broad range of air conditioning and refrigeration compressors, as well as refrigeration condensing units and complete refrigeration systems. The Company's compressor products range from fractional horsepower models used in small refrigerators and dehumidifiers to large compressors used in unitary air conditioning applications. The Company sells compressors in all four compressor market segments: (i) household refrigerators and freezers; (ii) room air conditioners; (iii) commercial and residential unitary central air conditioning systems; and (iv) commercial refrigeration applications including freezers, dehumidifiers, display cases and vending machines. The Company sells compressors to original equipment manufacturers ("OEMs") and aftermarket distributors.

     Electrical Component Products include AC and DC electric motors, blowers, gear motors and linear actuators for a broad and diverse set of applications across many industries. These markets include automotive, appliance and consumer durables, heating and cooling equipment, computer and office equipment, industrial machinery, commercial equipment, aerospace and healthcare. In addition to motors, the Company also manufactures other electrical components that work in tandem with electric and electronic devices to manage and regulate their operation and provide connectivity and other motor parts for sale to external customers. These products include overloads, relays, thermostats, terminals, laminations and electronic circuit boards. In addition, the Company has developed an uninterruptible alternative power system for use in mission critical facilities, such as cell towers and data centers, where reliable power is a necessity. The Company has uninterruptible power units undergoing internal and customer testing.

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

FOREIGN OPERATIONS AND SALES

     In recent years, international sales and manufacturing have become increasingly important to the Company's business as a whole. In 2004, sales to customers outside the United States represented approximately 44% of total consolidated net sales. In addition to North American operations, compressor products are produced in Brazil, France, India and Malaysia, engines and component parts are produced in Italy, the Czech Republic and Brazil and electric motors are produced in Thailand and Australia.

     Products sold outside the United States are manufactured at both U.S. and foreign plants. Tecumseh do Brasil, Ltda. ("Tecumseh do Brasil"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America, North America, Europe, Africa and the Middle East. The Brazilian operation represents a significant portion of the Company's compressor business. In 2004, total sales generated by Tecumseh do Brasil amounted to 38% of total Compressor Products segment sales.

     The Company's European compressor subsidiary, Tecumseh Europe, S.A. ("Tecumseh Europe"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. The Company also has two manufacturing facilities in India that produce air conditioning and refrigeration compressors primarily for the Indian appliance market with a growing amount of exports to North America, the Middle East, the Far East and Africa.

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

     In the engine business, the Company has two principal markets. The North American market is primarily served by the Company's U.S. manufacturing operations. The European market is served by the manufacturing operations of the Company's Italian engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa"), and to a lesser extent, by U.S. export sales. Tecumseh Europa produces lightweight engines primarily for lawn and garden applications along with some utility applications. In addition, the engine business has a manufacturing facility in the Czech Republic that produces primarily larger engines and engine components for export to the U.S. market and a facility in Curitiba, Brazil that produces engine components and sub-assemblies for export to the U.S. and European markets.

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

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

     The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 2004, 2003 and 2002 appear under the caption "Business Segment Data" in Note 8 to the Consolidated Financial Statements which appear in Part II, Item 8, of this report, "Financial Statements and Supplementary Data," and that information is incorporated by reference into this
Item 1. Our segments share similar economic characteristics and are similar in terms of products offered, production processes, types of customers served and methods of distribution. Information prior to 2003 has been reclassified to reflect the addition of the Company's new Electrical Components segment, which was created on December 30, 2002 in conjunction with the acquisition of FASCO. The information contained under the caption "Business Segment Data," along with the discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations" in this report should be read in conjunction with the business segment information presented in the following sections entitled: Compressor Products, Electrical Component Products, Engine & Power Train Products and Pump Products.

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

     Rotary compressors ranging from 5,000 to 18,000 BTU/hour are produced by the Company for room and mobile air conditioning applications, as well as certain commercial refrigeration applications. These compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating piston models.

     Scroll compressors generally offer improved energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial applications. The Company is developing a product offering that includes air conditioning and commercial refrigeration.

     The Compressor products segment also produces subassemblies and more complete refrigeration systems that utilize its compressors as a component. Such products include condensing units, complete refrigeration systems and cooling systems that use variable speed, DC powered compressors. These products are sold to both OEM and aftermarket distributors.

  MANUFACTURING OPERATIONS

     Compressor Products manufactured or assembled in the Company's North American plants accounted for approximately 26% of 2004 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil, France and India. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply, and the required raw materials and components are generally available in sufficient quantities.

  SALES AND MARKETING

     The Company markets its North American, Brazilian and Indian built compressors under the "Tecumseh" brand and French built compressors under the "Tecumseh Europe-L'Unite Hermetique" brand. The Company sells its compressor products in North America primarily through its own sales staff. Major original equipment manufacturer (OEM) customers are assigned to sales staff on an account basis. Other customers (smaller commercial OEMs) are served by sales personnel assigned to specified geographic regions, and sales to aftermarket customers are made through independent sales representatives. The Company's North American, Brazilian, French and Indian operations each have their own sales staff. In certain foreign markets, the Company also uses local independent sales representatives and distributors.

     Substantially all of the Company's sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of compressor products for unitary central air conditioning systems and commercial applications include substantial sales to both OEM and distributor customers.

     The Company has over 1,200 customers for compressor products, the most significant of which are commercial customers. In 2004, the two largest customers for compressor products accounted for 6.0% and 5.4%, respectively, of total segment sales, or 2.8% and 2.5%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the Company does pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.

     The Company exports to over 110 countries. In 2004, approximately 33% of the compressor products produced by the Company in its U.S. plants were exported to foreign countries. Approximately 59% of these exported products were sold in the Far and Middle East.

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

     As discussed in the product line section, the Company offers only a limited line of scroll compressor models for sale through the Company's Cool Products aftermarket division. The Company continues to believe that the scroll compressor is important to maintaining a position in the unitary air conditioning and commercial refrigeration markets, and it continues to pursue development of the scroll compressor in a manner that limits financial risk to the Company. The Company believes it will introduce a new scroll product to its customers during 2005.

     In the domestic room air conditioning compressor market, the Company competes primarily with foreign companies, as a majority of room air conditioners are now manufactured outside the United States. The Company also competes to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Rotorex, Inc., Sanyo Electric Trading Company, L.G. Electronics, Inc., Mitsubishi, Daikin, and others. The Company has increasingly struggled with price competition from foreign companies during the last several years. Downward pressure on prices, particularly in the room air conditioning market, has continued due to world over-capacity and available supply of inexpensive Asian products both in North America and in Europe.

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

     In light of foreign competition and the movement of OEM customer operations outside the U.S., the Company has been undertaking actions since 1999 to consolidate North American compressor manufacturing capacity and shift the production mix to higher value-added products. The objective is not only to reduce the cost structure of the Company's domestically produced compressor models, but also to improve performance by producing products that offer a better value proposition to our customers.

  EUROPEAN OPERATIONS

     Tecumseh Europe sells the major portion of its manufactured compressors in Western Europe and competes in those markets primarily with several large European manufacturers, some of which are captive suppliers, and to a lesser but increasing extent, with manufacturers from the Far East and Brazil. Competitors include ACC Group, Embraco, S.A., Danfoss, Inc. and others. Tecumseh Europe produces compressors primarily for the commercial refrigeration market. European operations face the same competitive factors as those in North America, including foreign competition and a shrinking local customer base. Similar to the restructuring actions completed over the past several years in North America, European operations will need to consolidate facilities to improve their overall cost structure.

  BRAZILIAN OPERATIONS

     Tecumseh do Brasil competes directly with Embraco, S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America. Historically, Tecumseh do Brasil has sold the major portion of its manufactured compressors in Latin America, North America, Europe, Africa and the Middle East. Significant devaluations of the Brazilian Real in 1999 and 2002 set the stage for Tecumseh do Brasil to better compete in foreign markets, resulting in approximately 63%, 67% and 66% of its production being exported in 2004, 2003 and 2002, respectively. However, during 2004 and 2003 the Brazilian Real appreciated against the U.S. Dollar by 8% and 18%, respectively, representing a significant departure from historical devaluation trends.

     The operations in Brazil represent a significant and critical component of the Compressor Group as a whole given its overall cost structure and the scope of its operations. The Brazilian operations represent 38% and 35% of 2004 and 2003 sales, respectively, and a disproportionate share of the Group's operating profit.

  INDIAN OPERATIONS

     Tecumseh Products India, Ltd. has two compressor manufacturing facilities in India that sell to regional markets and increasingly to global markets, including North America, the Middle East, the Far East and Africa. Major competitors include the Indian manufacturers Kirloskar Copeland Ltd., Carrier Aircon Ltd., Godrej, Videocon, BPL and others. Tecumseh Products India, Ltd. produces compressors for the air conditioning and refrigerator and freezer markets. In 2004, approximately 19% and 15% of its sales were made to its two largest customers, respectively, and the loss of these customers would have a significant impact on the results of operations of this facility, and to a lesser extent, on the consolidated results of the Company as a whole.

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

     The U.S. National Appliance Energy Conservation Act of 1987 (the "NAECA") requires specified energy efficiency ratings on room air conditioners and household refrigerator/freezers. Proposed energy efficiency requirements for unitary air conditioners were published in the U.S. in January 2001 to be effective in January 2006. The European and Brazilian manufacturing communities have issued energy efficiency directives that specify the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. The Company has ongoing projects aimed at improving the efficiency levels of its compressor products and has products available to meet known energy efficiency requirements as determined by our customers.

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

     The FHP motors industry is large and diverse with an estimated size in excess of $10 billion. The market is generally stable as many different manufacturers use FHP motors as components of their applications. The pervasiveness of motors has been due, in part, to rising disposable income, spending on appliance "necessities" for remodeling and new construction, increased heating efficiency standards, increased use of power options in vehicles, growth in applications for motors in healthcare, leisure, exercise and home maintenance products, a wide variety of industrial applications, decreases in motor size and improvements in motor efficiency.

  PRODUCT LINE

     FASCO manufactures AC motors, DC motors, blowers, gearmotors and linear actuators. Its products are used in a wide variety of applications in markets that include automotive, appliance and consumer durables, heating and cooling equipment, computer and office equipment, industrial machinery, commercial equipment, aerospace and healthcare. Tecumseh believes that FASCO has products to serve approximately 20-25% of the market, with its primary focus on high value-added products and services.

  MANUFACTURING OPERATIONS

     Currently, FASCO operates 10 manufacturing or assembly facilities located as follows: 5 in the United States, 2 in Mexico and 1 each in Canada, Thailand and Australia. The Company is in the process of consolidating its facility in St. Clair, Missouri into its other operations. FASCO's facilities are to a large extent vertically integrated, however, some component parts are purchased from outside suppliers. FASCO utilizes multiple sources of supply, and the required raw materials, including copper wire, steel, aluminum, zinc and components are generally available in sufficient quantities.

  SALES AND MARKETING

     FASCO markets its products principally under the "FASCO" brand. The FASCO brand name is well known and nearly a century old. FASCO sells its products primarily through its own direct sales force supplemented by third party sales representatives in certain markets. Approximately 88% of FASCO's sales are to OEM customers. Sales professionals are assigned to accounts based upon type of account and geographic region.

     FASCO has over 2,500 customers for its products, the largest of which are in the automotive sector. Historically, the top three customers have accounted for less than 18% of revenues, with the largest customer accounting for approximately 9% of their revenues. Loss of the largest customer could have a material adverse effect on the results of FASCO. In addition, certain of FASCO's customers are competitors of Tecumseh's other business segments. Individually, none of these customers exceed 2% of FASCO's total sales. FASCO does not have long-term contracts with the majority of its customers.

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

  MANUFACTURING OPERATIONS

     The Company manufactures or assembles engines and related components in three plants in the United States, one plant in Italy, one plant in the Czech Republic and, as of the fourth quarter of 2003, one plant in Brazil. All of the Company's power train products are currently manufactured in one facility in the United States and in the Group's facility in Brazil. Operations of the Company in this segment are partially vertically integrated as the Company produces most of its plastic parts and carburetors. During 2003, the Company closed its die-casting facility in the United States, and it is currently purchasing the aluminum die-castings used in its engines and power train products. The Company utilizes multiple sources of supply, and the required raw materials and components are generally available in sufficient quantities.

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

     The majority of the Company's Engine & Power Train Products are sold directly to OEMs. The Company also sells engines and parts to its authorized dealers and distributors, who service its engines, both in the United States and abroad. Marketing of Engine & Power Train Products is handled by the Company's own sales staff and by local sales representatives in certain foreign countries. North America and Europe are the principal markets for lawn and garden products, although engines are sold throughout the world.

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

     In 2004, the three largest (direct ship) customers for Engine & Power Train Products accounted for 28.7%, 16.1% and 15.6%, respectively, of segment sales, or 7.2%, 4.0% and 3.9%, respectively, of consolidated net sales. Some of the engines provided to these customers are incorporated into end consumer products that are sold by a number of large retailers, including Sears and Home Depot, that represent a significant portion of industry sales. Loss of any of this segment's three largest customers, and/or the loss of a significant retail distributor, would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole.

  COMPETITION

     The Company believes it is one of the largest consolidated producers of engines and transmissions for the outdoor power equipment industry in North America and Europe. However, it is only the third largest producer in these markets of small gasoline engines for the lawn and garden applications. The largest such producer, with a broader product range, is Briggs & Stratton Corporation. Other producers of small gasoline engines include Honda Corporation, Kohler Corporation and Kawasaki Motors Corp., among others.

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

     In addition to the U.S. EPA regulations, the California Air Resources Board ("CARB") has proposed Tier III regulations requiring additional reductions in exhaust emissions and new controls on evaporative emissions. The CARB proposal, which has yet to be finalized, would be phased in between 2006 and 2008 depending on the size of the engine and the type of control utilized. While the additional requirements are expected to add cost to the engines sold in the State of California, it is not possible at this time to determine the amount of such costs nor the impact on the competitive position of the Company, if the State of California enforces the CARB Emission Standards.

     The European Community has implemented noise standards for some categories of engine-powered equipment. These standards take effect in two stages: Stage I began January 3, 2002 and Stage II is scheduled to take affect January 3, 2006. They regulate the sound level of the complete product delivered to the end user. The Company currently supplies engines to and works with equipment manufacturers to assure that their products comply with these standards. The European community has also adopted exhaust emission regulations that will affect the engines sold into the European community. These regulations are being implemented in stages with the first stage initiated in August 2004. These regulations are similar to the U.S. EPA regulations and as a result are not expected to impact the competitive position of the Company.

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

     During 2004, the Company was informed by a major retailer, which accounted for approximately 17% of Little Giant's overall business or 70% of Little Giant water gardening business, that it was switching to a China-based supplier for the 2005 season. The Company is seeking other distribution channels for this product, and the ultimate effect on sales will depend on the Company's ability to sell this product through these other channels.

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

     Compressor Products, Engine & Power Train Products and Electrical Components are subject to some seasonal variation. Overall, the Company's sales and operating profit typically are stronger in the first two quarters of the year than in the last two quarters. However, depending on relative performance among the groups and factors, such as foreign currency changes and global weather, trends can vary.

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

RESEARCH AND DEVELOPMENT

     The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company spent approximately $34.0 million, $31.5 million, and $30.8 million during 2004, 2003, and 2002, respectively, on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

EMPLOYEES

     On December 31, 2004, the Company employed approximately 21,700 persons, 66% of whom were employed in foreign locations. Approximately 1,300 of the U.S. employees were represented by labor unions, with approximately 1,000 persons represented by the same union contract which expires in July 2005. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation. During 2004, the maximum number of persons employed was approximately 21,700 and the minimum was approximately 20,500. Overall, the Company believes it generally has a good relationship with its employees.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company.

                                                                                        PERIOD OF SERVICE
NAME AND AGE                                         OFFICE OR POSITION HELD              AS AN OFFICER
------------                                         -----------------------            -----------------
Todd W. Herrick, 62.......................  Chairman of the Board of Directors,            Since 1974
                                            President and Chief Executive Officer(1)
James S. Nicholson, 43....................  Vice President, Treasurer, and Chief           Since 2003
                                            Financial Officer(2)
Michael R. Forman, 58.....................  Vice President and Corporate Director of       Since 2001
                                            Human Resources(3)

---------------

(1) Last five years of business experience -- Present position since 2003. President and Chief Executive Officer, Tecumseh Products Company 1986 to 2003. (Employed with Tecumseh Products Company since 1972.)

(2) Last five years of business experience -- Present position since 2004. Corporate Controller, Tecumseh Products Company 2002 -- 2004. Partner, PricewaterhouseCoopers, 1996 -- 2001.

(3) Last five years of business experience -- Present position since 2001. Assistant Director of Corporate Human Resources, Tecumseh Products Company 1990 to 2001. (Employed with Tecumseh Products Company since 1990.)

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Tecumseh, Michigan, approximately 50 miles southwest of Detroit. At December 31, 2004 the Company had 47 properties worldwide occupying approximately 10.5 million square feet with the majority, approximately 9.4 million square feet, devoted to manufacturing. Nineteen facilities with approximately 5.6 million square feet were located in nine countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's four principal business segments.

                                                                APPROXIMATE FLOOR
INDUSTRY SEGMENT                                               AREA IN SQUARE FEET
----------------                                               -------------------
Compressor Products.........................................        5,074,000
Electrical Components.......................................        1,999,000
Engine & Power Train Products...............................        2,933,000
Pump Products and Other.....................................          506,000

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

     The total cost of the Liability Transfer Agreement to the Company, including the cost of the insurance policies, was $39.2 million. The Company recognized a charge of $13.6 million ($8.7 million net of tax) in the first quarter of 2003. The charge consisted of the difference between the cost of the Liability Transfer Agreement and amounts previously accrued for the cleanup. The Company continues to maintain an additional reserve of $0.5 million to reflect its potential environmental liability arising from operations at the Site, including potential residual liabilities not assumed by PRS pursuant to the Liability Transfer Agreement.

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

     With respect to other environmental matters, the Company has been voluntarily participating in a cooperative effort to investigate and cleanup PCB contamination in the watershed of the south branch of the Manitowoc River, at and downstream from the Company's New Holstein, Wisconsin facility. On December 29, 2004, the Company and TRC Companies and TRC Environmental Corporation (collectively, "TRC") entered into a Consent Order with the Wisconsin Department of Natural Resources (the "WDNR") relating to this effort known as the Hayton Area Remediation Project ("HARP"). The Consent Order provides a framework for the completion of the remediation and regulatory closure at HARP.

     Concurrently, on December 29, 2004, the Company and two of its subsidiaries and TRC entered into an Exit Strategy Agreement (the "Agreement"), whereby the Company transferred to TRC substantially all of its obligations to complete the HARP remediation pursuant to the Consent Order and in accordance with applicable environmental laws and regulations. TRC's obligations under the Agreement include any ongoing monitoring or maintenance requirements and certain off-site mitigation or remediation, if required. TRC will also manage any third-party remediation claims that might arise or otherwise be filed against the Company.

     As required by the Agreement, the Company also purchased a Pollution Legal Liability Select Cleanup Cost Cap Policy (the "Policy") from American International Specialty Lines Company. The term of the Policy is 20 years with an aggregate combined policy limit of $41 million. The policy lists the Company and TRC as named insureds and includes a number of first and third party coverages for remediation costs and bodily injury and property damage claims associated with the HARP remediation and contamination. The Company believes that the Policy provides additional assurance that the responsibilities, obligations, and liabilities transferred and assigned by the Company and assumed by TRC under the Agreement will be completed. Although the arrangements with TRC and the WDNR do not constitute a legal discharge or release of the Company's liabilities, the Company believes that the specific work substitution provisions of the Consent Order and the broad coverage terms of the Policy, collectively, are sufficient to satisfy substantially all of the Company's environmental obligations with respect to the HARP remediation. The total cost of the exit strategy insured remediation arrangement to Tecumseh was $16.4 million. This amount included $350,000 that was paid to the WDNR pursuant to the Consent Order to settle any alleged liabilities associated with natural resource damages. The charge represented the cost of the agreements less what was previously provided for cleanup costs to which the Company had voluntarily agreed.

     The Company, in cooperation with the WDNR, also conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At December 31, 2004, the Company had accrued $2.7 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

     In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2004 and 2003, the Company had accrued $43.3 million and $46.6 million, respectively, for environmental remediation, including $39.7 million relating to the Sheboygan River and Harbor Superfund Site. Additionally, as of December 31, 2004 and 2003, the Company had recorded a corresponding asset of $39.2 million relating to the Sheboygan River and Harbor Superfund Site in connection with its agreement with PRS. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

     The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions and asbestos-related claims, incidental to its business.

     One such lawsuit filed against the Company and other defendants alleges that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. The complaint seeks an injunction, compensatory and punitive damages, and attorneys' fees. No orders have been entered in the case, and there has been limited discovery. The Company intends to vigorously defend this case. Although the ultimate outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management has no reason to believe that their disposition will have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2004 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Class A and Class B common stock trades on the Nasdaq Stock Market under the symbols TECUA and TECUB, respectively. Total shareholders of record as of February 4, 2005 were approximately 443 for Class A common stock and 436 for Class B common stock. There were no equity securities sold by the Company during the period covered by this report. The Company has no equity securities authorized for issuance under compensation plans. The Company did not repurchase any of its equity securities during 2004.

MARKET PRICE AND DIVIDEND INFORMATION

     Range of Common Stock Prices and Dividends for 2004

                                                    SALES PRICE
                                       -------------------------------------
                                            CLASS A             CLASS B          CASH
                                       -----------------   -----------------   DIVIDENDS
QUARTER ENDED                           HIGH       LOW      HIGH       LOW     DECLARED
-------------                          -------   -------   -------   -------   ---------
March 31.............................  $50.420   $40.380   $48.500   $39.500     $0.32
June 30..............................   43.600    35.330    44.000    34.700      0.32
September 30.........................   44.030    37.010    43.480    37.730      0.32
December 31..........................   48.500    41.040    45.870    39.900      0.32

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following is a summary of certain financial information of the Company.

                                                           YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               2004       2003       2002       2001       2000
                                             --------   --------   --------   --------   --------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales..................................  $1,911.7   $1,819.0   $1,343.8   $1,398.9   $1,649.9
Cost of sales and operating expenses.......   1,663.3    1,587.5    1,141.6    1,207.2    1,411.4
Selling and administrative expenses........     202.8      161.1      117.4      112.1      118.3
Restructuring charges, impairments and
  other items..............................      21.5       69.3       10.3       35.4       33.5
                                             --------   --------   --------   --------   --------
Operating income...........................      24.1        1.1       74.5       44.2       86.7
Interest expense...........................     (22.7)     (22.8)      (5.8)      (4.1)      (6.7)
Interest income and other, net.............      14.0       21.1       15.1       20.3       27.9
                                             --------   --------   --------   --------   --------
Income (Loss) before taxes and cumulative
  effect of accounting change..............      15.4       (0.6)      83.8       60.4      107.9
Tax provision (benefit)....................       5.3       (0.7)      29.7       17.6       41.8
                                             --------   --------   --------   --------   --------
Income before cumulative effect of
  accounting change........................      10.1        0.1       54.1       42.8       66.1
Cumulative effect of accounting change for
  goodwill, net of tax.....................        --         --       (3.1)        --         --
                                             --------   --------   --------   --------   --------
Net income.................................  $   10.1   $    0.1   $   51.0   $   42.8   $   66.1
                                             ========   ========   ========   ========   ========
Basic and diluted earnings per share from
  continuing operations....................  $   0.55   $   0.01   $   2.93   $   2.30   $   3.44
Cash dividends declared per share..........  $   1.28   $   1.28   $   1.28   $   1.28   $   1.28

                                                           YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------
                                               2004       2003       2002       2001       2000
                                             --------   --------   --------   --------   --------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Weighted average number of shares
  outstanding (in thousands)...............    18,480     18,480     18,480     18,607     19,218
Cash and cash equivalents..................  $  227.9   $  344.6   $  333.1   $  317.6   $  268.2
Working capital............................     505.7      545.5      503.7      605.7      602.4
Net property, plant and equipment..........     554.8      554.6      570.5      431.9      444.7
Total assets...............................   2,062.8    2,105.8    2,063.0    1,519.8    1,553.1
Long-term debt.............................     317.3      327.6      298.2       13.7       14.2
Stockholders' equity.......................   1,018.3    1,004.8      978.9      977.7      995.4
Capital expenditures.......................      84.0       82.8       73.9       65.4       64.0
Depreciation and amortization..............     102.9       97.6       65.1       72.0       71.2
Cost of common shares repurchased..........        --         --         --       18.1       39.6

     Restructuring charges, impairments and other items includes:

          2004 net income included $21.5 million ($14.0 million net of tax or $0.77 per share) of restructuring, impairment and other charges. Of this amount, $8.7 million ($5.6 million net of tax or $0.30 per share) was related to restructuring programs related to the North American Compressor, Indian Compressor and Electrical Components businesses; $14.6 million ($9.6 million net of tax or $0.53 per share) was related to environmental costs involving the Company's New Holstein, Wisconsin facility; and $1.8 million ($1.2 million net of tax or $0.06 per share) in gain was related to the final curtailment of medical benefits related to former hourly employees of the Sheboygan Falls, Wisconsin Plant.

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

          2000 net income included a $33.5 million charge ($23.3 million net of tax) related to the realignment of the Company's North American and Indian compressor manufacturing operations.

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

     Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations;
viii) availability and cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation;
ix) actions of competitors; x) the ultimate cost of resolving environmental and legal matters; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; and xiv) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Consolidated net income for the 2004 amounted to $10.1 million or $0.55 per share compared to $0.1 million or $0.01 per share in the same period of 2003. Included in 2004 results were $21.5 million ($14.0 million net of tax or $0.77 per share) of restructuring, impairment and other charges. Of this amount, $8.7 million ($5.6 million net of tax or $0.30 per share) was related to restructuring programs related to the North American Compressor, Indian Compressor and Electrical Components businesses; $14.6 million ($9.6 million net of tax or $0.53 per share) was related to environmental costs involving the Company's New Holstein, Wisconsin facility; and $1.8 million ($1.2 million net of tax or $0.06 per share) in gain was related to the final curtailment of medical benefits related to former hourly employees of the Sheboygan Falls, Wisconsin Plant. Also, in the fourth quarter, the Company provided for an outstanding account receivable related to a significant customer of the Engine & Power Train business that filed for bankruptcy. This amount was $2.5 million ($1.7 million net of tax or $0.09 per share) and is included in Selling and Administrative Expenses.

     2003 results included a charge of $13.6 million ($8.7 million net of tax or $0.47 per share) related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility, total net restructuring charges of $26.2 million ($16.8 million net of tax or $0.91 per share) related to the consolidation of operations in the

Engine & Power Train business and related plant closings, and a $29.5 million charge (before and after tax or $1.60 per share) for the impairment of goodwill associated with the Company's European compressor operations. In addition, taxes were favorably impacted by adjustments to deferred taxes pertaining to unremitted earnings of foreign subsidiaries, utilization of foreign tax credits, and the resolution of prior year tax audits.

     Exclusive of restructuring charges, impairments and other items, operating results were lower than the prior year due to weaker results in all the Company's segments, primarily the Engine & Power Train and Electrical Components groups. Lower net earnings were also attributable to an increase in corporate expenses, reflecting the costs to comply with Section 404 requirements of the Sarbanes-Oxley Act, and lower interest income.

     For the Company as a whole, these results are indicative of the environment that manufacturers face in today's global economy. The addition of new productive capacities in low-cost locations, like China, has resulted in new capacities and deflationary pricing in many of the market segments in which the Company operates. To remain cost competitive, the Company, like many of its customers, as well as competitors, has restructured older operations, including the movement of productive capacities to low-cost locations or nearer to customer facilities. These restructurings involve significant costs, in both financial and human terms. In addition to cost competitiveness, the Company must also continually spend to improve its products, in terms of functionality, performance and quality, in order to maintain or grow its share. The cost of product development is significant and does not always affect earnings positively. As a global manufacturer with production in 11 countries and sales in over 110 countries throughout the world, results are affected by changes in foreign currency exchange rates. In total, those movements were not favorable to the Company during 2004. Lastly, commodity prices increased very rapidly during 2004. Due to purchase agreements and competitive markets, the Company was not able to fully recover these cost increases through price increases and other cost savings. To more fully understand the change in the Company's results, refer to the following discussion and analysis by business segment.

     Consolidated net sales for the year ended December 31, 2004 amounted to $1,911.7 million, an increase of 5.1%, compared to sales of $1,819.0 million in 2003. The effect of currency translation increased sales by $55.6 million. Sales increased in all of the Company's business segments; however, the most substantial increase was attributable to the Compressor business.

RESULTS OF OPERATIONS

  COMPRESSOR PRODUCTS

  2004 vs. 2003

     Compressor business sales in 2004 increased to $880.2 million, or approximately 10.3%, from $797.9 million for 2003. The increase from the effects of foreign currency translation accounted for $44.9 million of the increase. In addition, higher sales of compressors used in refrigeration and room air conditioning due to strong global demands were partially offset by declines in sales of compressors used in unitary air conditioning applications.

     Compressor business operating income for 2004 amounted to $60.5 million compared to $61.5 million for 2003. Despite the overall higher sales volumes, operating income decreased slightly for 2004 versus 2003 due to the impact of commodity price increases, an unfavorable exchange rate as the U.S. Dollar weakened against other key currencies, and falling prices in India from lower import duties. Cost saving activities helped to lessen the impact of these factors. Profitability levels were consistent from year-to-year in each of the Company's primary locations, except India where results declined due to lower prices in the Indian market. In Brazil and Europe, volume gains were offset by the negative effects of the weaker dollar and higher commodity costs. In North America, the effects of production volume declines were largely offset by the benefits of recent cost saving actions.

  2003 vs. 2002

     Compressor business sales for 2003 of $797.9 million increased $16.3 million, or approximately 2.1%, from $781.6 million for 2002. The slight increase was attributable to the effects of currency translation, which amounted to $49.1 million, and a 34% increase in sales of compressors utilized in refrigeration applications, which was more than offset by declines in sales of compressors used in air conditioning applications.

     Compressor business operating income for 2003 amounted to $61.5 million compared to $83.8 million for 2002. The decrease in operating income of 27% reflected several factors, including unfavorable foreign exchange rates, unfavorable sales mix, and lower product margins. Weaker results were experienced in each of the Company's Compressor business locations. Results in North America reflected the continued decrease in manufacturing volumes as production was shifted to other locations. In Brazil, the benefits of higher production volumes were more than offset by the effects of the weak U.S. Dollar that narrowed margins on U.S. Dollar-denominated sales, unfavorable product sales mix, material and labor cost increases, and lower average sales prices in certain product categories. 2003 currency remeasurement losses in Brazil were $5.5 million in contrast to gains of $5.3 million in 2002. Tecumseh India's results were affected by lower average selling prices in the Indian market and higher material costs. Results at the Company's European operation in France declined also due to the weak U.S. Dollar that narrowed margins on U.S. Dollar-denominated sales and lower volumes caused by a slow European economy.

  ELECTRICAL COMPONENT PRODUCTS

     With the acquisition of FASCO, the Company created the "Electrical Components" operating segment in 2003. In addition to FASCO, the segment includes certain North American electrical component manufacturing that was previously reported in the Compressor business. Business segment data prior to 2003, as presented in the "Notes to Consolidated Statements" and within "Management's Discussion and Analysis," have been reclassified to conform to the Company's current presentations.

  2004 vs. 2003

     Electrical Components sales for 2004 amounted to $422.6 million compared to $420.9 million in 2003. The slight increase in sales was mostly attributable to new customers offset by changes in mix of products sold.

     Segment operating income for the year was $11.3 million compared to $16.9 million for 2003. The 33% decline in operating income was mostly attributed to commodity cost increases that were not fully recovered through pricing actions or cost savings. The year's results were also impacted by warranty, response and expediting costs incurred in the first half of the year as a result of a product design change for an automotive segment customer. These costs were partially offset by the absence in 2004 of the $4.2 million write-up of FASCO inventory, recorded at December 31, 2002, in connection with purchase accounting, that was subsequently recognized in cost of sales during the first quarter of 2003.

  2003 vs. 2002

     Electrical Components sales were $420.9 million, including $411.3 million of sales from FASCO, compared to $8.0 million in 2002. Segment operating income for the year was $16.9 million compared to a loss of $4.9 million for in 2002. FASCO contributed $21.5 million in operating income to 2003. FASCO's results for the year included $7.5 million ($4.8 million net of tax or $0.26 per share) of amortization for a non-compete agreement arising from the acquisition. The non-compete agreement is being amortized over a two-year period. In addition, FASCO's results included $4.2 million ($2.7 million net of tax or $0.15 per share) of additional expense related to the sale of inventory written up as part of our purchase accounting for FASCO.

  ENGINE & POWER TRAIN PRODUCTS

  2004 vs. 2003

     Engine & Power Train business 2004 sales amounted to $480.9 million compared to $475.1 million in 2003. The net increase in sales reflected strong relative demand for engines in North America, partially offset by lower sales volumes in Europe. For the year, North American unit sales volumes of engines used for snow throwers, walk behind rotary lawn mowers and generators were up 4%, 6% and 21%, respectively. Weather patterns in North America were generally favorable to the respective selling seasons, and hurricane activity benefited the generator markets. In Europe, the Company lost share due to a strong Euro, which put the Company's European produced product at a disadvantage versus imported product.

     For 2004, the business incurred an operating loss of $21.2 million compared to an operating loss of $5.3 million in 2003. The decline in results reflected numerous factors. In addition to the $2.5 million reserve related to an outstanding account receivable from a significant customer which filed for bankruptcy, higher commodity and freight costs, increased R&D spending, larger losses in Europe, currency losses of $1.6 million on dollar-dominated borrowings in Brazil, start up costs at the Curitiba, Brazil facility, and product rework that was necessitated by defective parts received from a supplier all contributed to the substantial decline in operating results. The declines were partially offset by the improvement in the operating results of the North American engine operations due to the cost reductions achieved with the closure of the Douglas, Georgia and Sheboygan Falls, Wisconsin facilities last year.

  2003 vs. 2002

     Engine & Power Train business sales amounted to $475.1 million in 2003 compared to $432.3 million in 2002. The 10% improvement in sales for the year reflected 6% higher U.S. shipment volumes and the effects of currency translation from a weaker U.S. Dollar, partially offset by 18% lower volumes in Europe where the dry, hot summer reduced overall sales. 2003 volumes of engines used for snow throwers and generators were up 38% and 43%, respectively, over 2002. The snow season was helped by early and heavy snowfalls on the East Coast, and the generator market was spurred by the blackout on the East Coast, as well as hurricane and storm activity.

     Excluding restructuring charges and impairments, the Engine & Power Train business incurred an operating loss of $5.3 million for 2003 compared to income of $1.4 million in 2002. The substantial decline in profitability of the segment for the year was attributable to numerous factors, including lower average selling prices, higher costs of purchased parts, excess capacity and production inefficiency costs, rising health care expenses, higher engineering costs associated with new product development, startup expenses associated with the new facility in Curitiba, Brazil and weak sales volumes in Europe. The latter half of the year was helped by lower fixed costs due to the closure of the Douglas, Georgia and Sheboygan Falls, Wisconsin facilities and sales of engines for snow throwers and generators.

  PUMP PRODUCTS

  2004 vs. 2003

     Pump business sales for the year amounted to $126.4 million in 2004 compared to $124.3 million the previous year. The 1.7% improvement in 2004 sales reflected improved sales in the plumbing markets due to wet spring weather and strong OEM demand in the HVAC market.

     Operating income in 2004 amounted to $13.7 million compared to $14.1 million in 2003. The 2.8% decrease in operating income for 2004 compared to 2003 was primarily attributable to higher raw material costs.

     During 2004, the Company was informed by a major retailer, which accounted for approximately 17% of Little Giant overall business or 70% of Little Giant water gardening business, that it was switching to a China-based supplier for the 2005 season. The Company is seeking other distribution channels for this product, and the ultimate effect on sales will depend on the Company's ability to sell this product through these other channels.

  2003 vs. 2002

     Pump business sales for the year amounted to $124.3 million in 2003 compared to $120.6 million the previous year. The 3.1% improvement in 2003 sales was due to higher volumes in the retail plumbing sector, spurred by the inclement weather in the eastern United States, in condensate products sold to the HVAC and plumbing markets and in industrial products sold through the aftermarket distribution channel, offset by lower volumes in the heavy industrial market.

     Operating income in 2003 amounted to $14.1 million compared to $14.8 million in 2002. The 4.7% decrease in operating income for 2003 compared to 2002 was primarily attributable to increased labor and administrative costs and unfavorable sales mix.

RESTRUCTURING CHARGES, IMPAIRMENTS AND OTHER ITEMS

  2004

     2004 results were adversely impacted by a total of $21.5 million ($14.0 million net of tax or $0.77 per share) of restructuring, impairment and other charges. During the second quarter, the Company began consolidation actions affecting several of the Company's facilities in its North American Compressor and Electrical Components businesses.

     Actions within the Compressor business included moving compressor machining and assembly operations from the Company's Tecumseh, Michigan facility to its existing compressor facility located in Tupelo, Mississippi. In conjunction, aftermarket distribution operations located in Clinton, Michigan were relocated to the Tecumseh, Michigan facility. The facility consolidation was necessitated by the relocation of significant customer-base to overseas locations, which left the Company's North American Compressor operations with excess compressor manufacturing capacity.

     Approximately 300 layoffs were involved at the Tecumseh and Clinton facilities while employment increases in Tupelo were approximately one-half of those lost in Tecumseh. Charges related to the Compressor group actions for 2004 totaled $3.0 million, including $2.4 million in asset impairment charges and $0.6 million in equipment relocation costs. These actions were substantially complete as of December 31, 2004. Annual savings are expected to be approximately $6.3 million.

     Actions in the Electrical Components business included the closure of the Company's manufacturing facility in St. Clair, Missouri with gear machining operations being consolidated into the Company's Salem, Indiana facility and motor assembly operations being consolidated into the Company's Piedras Negras and Juarez, Mexico facilities. While approximately 250 employees will be affected by the shutdown at the St. Clair facility, this action will result in a net reduction of approximately 20 employees. Charges related to the Electrical Components group actions for 2004 totaled $4.5 million, including $2.7 million in asset impairment charges, $0.8 million of equipment relocation costs and $1.0 million in accrued employee related severance costs. Additional restructuring and impairment charges, estimated to be approximately $150,000 to $200,000 will be recognized during the first quarter of 2005 as the plant closure and consolidation action is completed. Accrued severance costs are expected to be paid in the first quarter of 2005. Annual savings are expected to be approximately $2.2 million.

     During the third and fourth quarters of 2004, the Company executed a program to reduce employment levels at one of the Company's Indian compressor facilities. The action affected approximately 100 employees at a cost of $1.2 million. All of these costs were paid in 2004. Annual savings are expected to be approximately $0.5 million.

     During the fourth quarter, the Company recognized a charge of $14.6 million related to environmental costs involving the Engine & Power Train Group's New Holstein, Wisconsin facility (see Note 10).

     2004 results also reflected a fourth quarter curtailment gain of $1.8 million associated with the cessation of medical benefits to hourly employees who were affected by the closing in 2003 of the Engine & Power Train Group's facility in Sheboygan Falls, Wisconsin.

  2003

     2003 results were adversely impacted by a total of $69.3 million ($55.0 million net of tax or $2.98 per share) of restructuring, impairment and other charges. During the first quarter, the Company recognized a charge of $13.6 million related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility (see Note 10).

     During the second quarter of 2003, the Company announced restructuring actions involving the Engine & Power Train business. These actions included the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities and the relocation of certain production to the new Curitiba, Brazil facility and other existing U.S. locations. As a result of these actions, the Company incurred both charges and gains, which were recognized over the second, third and fourth quarters of 2003. As of December 31, 2003, the Company had recognized $32.0 million in charges and $5.8 million in gains equaling a net charge of $26.2 million with respect to these restructuring actions. Included in the charges were approximately $7.5 million in earned severance pay and future benefit costs relating to manpower reductions, $4.2 million in plant closing and exit costs incurred through December 31, 2003, and $20.3 million in asset impairment charges for idled equipment and facilities. The amount of severance pay and future benefit costs mentioned above included $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility. The gains represented curtailment gains associated with other post-employment benefits. As of December 31, 2003, substantially all of the costs of the restructuring had been paid.

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

  2002

     2002 results were adversely impacted by $10.3 million ($6.6 million net of tax or $0.36 per share) in restructuring charges and impairment. During the fourth quarter, a charge of $5.8 million was recorded in the Engine & Power Train business. Included in the charge is $4.1 million for costs, mostly write-downs of fixed assets, associated with the relocation of engine component manufacturing, and the discontinuation of production activities at the Grafton, Wisconsin facility. Also included in the charge is $1.7 million for additional environmental cleanup costs, primarily additional past response costs levied by the EPA for its Sheboygan, Wisconsin facility. During the first quarter, a charge of $4.5 million was recorded in the Compressor business. This charge was for costs, primarily the write-off of certain unusable equipment, related to the relocation of additional rotary compressor lines from the U.S. to Brazil.

INTEREST EXPENSE, INTEREST INCOME AND INCOME TAX

     Interest expense amounted to $22.7 million, $22.8 million, and $5.8 million in 2004, 2003, and 2002, respectively.

     Interest income and other, net amounted to $14.0 million, $21.1 million, and $15.1 million in 2004, 2003, and 2002, respectively. The decrease from 2003 to 2004 was the result of lower cash balances in Brazil and the U.S., while the increase from 2002 to 2003 was the result of higher cash balances in Brazil.

     The Company's effective tax rates were 34.4%, 116.7%, and 35.4% for the years ended December 31, 2004, 2003, and 2002, respectively. The Company's statutory federal income tax rate is 35%. The difference in 2003 was attributable to the non-deductibility of the $29.5 million goodwill impairment charge offset by adjustments to deferred taxes pertaining to unremitted earnings of foreign subsidiaries, utilization of foreign tax credits and the resolution of prior years' U.S. federal income tax audits.

ACQUISITIONS

     On December 30, 2002, the Company acquired FASCO from Invensys Plc for an initial cash price of $396.6 million and the assumption of approximately $14.5 million in debt. During 2003, the Company received $14.1 million in cash for post-closing adjustments to the purchase price. FASCO is a leading manufacturer in the U.S. of fractional horsepower motors. FASCO manufactures AC motors, DC motors, blowers, gear motors and linear actuators, all of which are used in a wide variety of applications within the HVAC, automotive, healthcare and appliance industries.

     The results of FASCO's operations are included in the Company's statement of consolidated income for 2003 and thereafter.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary source of cash has been net cash provided by operations; however, to partially finance the acquisition of FASCO, the Company borrowed $325 million on December 30, 2002. For 2004, operating activities generated cash flows of $5.2 million, compared to $86.0 million in 2003. This decrease resulted from the effect of commodity cost in addition to higher planned investments in inventory and lower earnings before non-cash charges, partially offset by lower working capital requirements in areas other than inventory.

     Capital expenditures for 2004 amounted to $84.0 million compared to $82.8 million in 2003. Approximately $35.2 million was spent on capacity enhancements, new product capabilities and routine equipment upgrades in the Compressor business, primarily in Brazil and India. Electrical Component capital expenditures of approximately $3.6 million were focused primarily on new products and routine equipment upgrades. Engine operations capital expenditures of approximately $27.6 million were spent on facility improvements and new products.

     Approximately 72% of these expenditures related to the Brazilian facility in Curitiba. Corporate capital expenditures amounted to $16.6 million with the majority relating to ongoing implementation of a global ERP system.

     Net cash used for financing activities amounted to $58.9 million in 2004 compared to $31.6 million in 2003. Net debt repayments in 2004 amounted to $35.3 million compared to $7.9 million in 2003. The Company paid dividends of $23.6 million in both 2004 and 2003.

PROJECTED CASH REQUIREMENTS

     Capital expenditures for 2005 are projected to be significantly higher than 2004 levels. The majority of the budgeted capital spending is planned to expand capacities and product offerings in the India, Brazil and, to a lesser extent, North America. Additional spending may be required for acquisitions or investments in joint ventures or partnering arrangements should such opportunities be pursued.

     Working capital requirements, planned capital investment, capacity consolidation, and restructuring costs, if any, for 2005 are expected to be financed primarily through internally available funds, supplemented, if necessary, by borrowings and other sources of external financing, including those available on favorable terms due to governmental subsidy.

LONG-TERM LIQUIDITY

     The Company anticipates that it will be able to continue to fund its long-term liquidity requirements, including capital expenditures and working capital needs, from internally generated funds, supplemented by borrowings and other financing arrangements as required. The Company maintains a $100 million revolving credit facility, which is available for general corporate purposes. As of March 14, 2005 the Company had no outstanding borrowings against this line of credit, but $18.1 million was committed to outstanding letters of credit for overseas operations.

     The Senior Guaranteed Notes and the revolving credit facility contain various operating and financial covenants. The more restrictive of these covenants require the Company to adhere to leverage and interest coverage ratios and limit aggregate new debt. Additionally, the revolving credit facility limits additional acquisitions to $150 million or less in any twelve-month period. The Company was in compliance with these covenants at December 31, 2004.

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

INTERNATIONAL OPERATIONS

     Approximately 40% of the Company's consolidated net sales for 2004 and 43% of the Company's total assets at December 31, 2004 were outside of North America, primarily in Brazil, France, Italy, India, the Czech Republic, Thailand and Australia. Management believes that international operations have been, and will continue to be, a significant benefit to overall Company performance. However, the Company's international operations are subject to a number of risks inherent with operating abroad, including, but not limited to, world economic conditions, political instability and currency rate fluctuations. There can be no assurance that these risks will not have a material adverse impact on the Company's foreign or consolidated net sales, or on its results of operations, cash flows, or financial condition. For further information, see Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" below.

IMPACT OF FOREIGN CURRENCIES

     Changes in the value of foreign currencies in relation to the U.S. Dollar can affect both reported results and the competitiveness of goods produced for export in countries like Brazil and France. When the U.S. Dollar weakens, margins shrink in foreign locations where some sales are denominated in U.S. Dollars. For example, in 2004 approximately one third of sales of the Company's Brazilian compressor operation were denominated in U.S. Dollars. While the Company does hedge some of its short-term forecasted transactions denominated in foreign currencies, the effects of these contracts were not significant in 2004, 2003 or 2002. The Company does not generally hedge its net investment in its foreign subsidiaries. During 2004, the U.S. Dollar weakened against all currencies where the Company has operations. As a result, the Company's investments in its foreign net assets increased in U.S. Dollar value by $27.0 million. Under applicable accounting standards, translation adjustments relating to the Company's investments in foreign affiliates are reflected in other comprehensive income (part of stockholders' equity) in the period in which they arise.

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

     The Company is subject to various federal, state and local laws relating to the protection of the environment, and is actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Item 3 "Legal Proceedings" and Note 10 to the Consolidated Financial Statements.) Liabilities, relating to probable remediation activities, are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

     At December 31, 2004 and 2003 the Company had accrued $43.3 million and $46.6 million, respectively for environmental remediation, including $39.7 million in both 2004 and 2003 respectively relating to the Sheboygan River and Harbor Superfund Site. Additionally, as of December 31, 2004 the Company has recorded a corresponding asset of $39.2 million relating to the Sheboygan River and Harbor Superfund Site in connection with its agreement with PRS as more fully discussed under Item 3, "Legal Proceedings." As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements. For further information on environmental matters, see Item 3, "Legal Proceedings."

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     The Company does not believe it has any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company; although, as disclosed in Note 12 to the Consolidated Financial Statements, the Company is contingently liable with respect to some export receivables sold in Brazil.

     The Company has the following long-term contractual obligations:

                                                                PAYMENTS BY PERIOD
                                          --------------------------------------------------------------
                                                   LESS THAN      1 -- 3          3 -- 5       MORE THAN
                                          TOTAL     1 YEAR         YEARS           YEARS        5 YEARS
                                          ------   ---------   -------------   -------------   ---------
                                                                  (IN MILLIONS)
Long-term debt..........................  $315.9     $3.1          $64.8          $123.6        $124.4

     The Company has minimal capital and operating leases, as substantially all employed facilities and equipment are owned. Currently, the Company has no multi-year purchase commitments for capital items. Purchases of equipment are typically procured within a year and are subject to annual management approval.

REGULATORY DEVELOPMENTS

     The Sarbanes-Oxley Act of 2002 introduced many new requirements applicable to the Company regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act, beginning with the 2004 Annual Report, for management to report on the effectiveness of the Company's internal controls over financial reporting and for the Company's independent registered public accounting firm to attest to this report. The Company commenced actions to ensure its ability to comply with these requirements during 2003, including the engagement of outside consultants to assist in the evaluation and documentation of existing controls. The cost of these services and incremental audit fees paid to the Company's independent registered public accounting firm incurred during 2004 exceeded $5.8 million. This amount does not include time expended by existing or newly hired Company employees who have devoted significant effort to documenting, testing and remediating controls. The Company is dedicated to maintaining appropriate controls and governance practices and will likely continue to incur costs for continuous improvement and testing activities. External costs for 2005 are expected to be less than those incurred during this first year of adoption.

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

     As disclosed in the section entitled, "Restructuring Charges, Impairments and Other Items," during the years ended December 31, 2004, 2003 and 2002 the Company recognized impairments of its long-lived assets of $5.1 million, $20.3 million and $8.6 million respectively, related to restructuring activities. During these years the Company also recognized impairments for assets idled by the discontinuation of specific product models. Such impairments are included in cost of sales and are considered to be part of the normal business cycle.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Purchase accounting requires accounting estimates and judgments to allocate the purchase price to the fair value of the assets and liabilities purchased. In December 2002, the Company acquired FASCO for $382.5 million net, after certain post-closing purchase price adjustments, ultimately recognizing $216.9 million in goodwill and $83.5 million in intangibles with lives ranging from two years to indefinite. These values were based upon estimates of the fair values of the tangible and intangible assets and liabilities of FASCO at the date of acquisition provided by a professional third-party.

     In addition, the Company has additional amounts of goodwill and other intangible assets recorded from other acquisitions. These assets, and those recorded in conjunction with the FASCO acquisition, are subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. With respect to goodwill, impairment is tested in accordance with SFAS No. 142, "Goodwill and Other Intangibles" by comparison of the carrying value of the reporting unit to its fair value. As there are not quoted prices for the Company's reporting units, fair value is estimated based upon a present value technique using estimated discounted future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in the assumptions and estimates may affect the carrying value of goodwill and could result in additional impairment charges in future periods. Intangible assets other than goodwill are also subject to periodic evaluation for impairment and are equally sensitive to changes in the underlying assumptions and estimates.

     The Company conducts its annual assessment of impairment in the fourth quarter. In 2003, the Company's assessment indicated a partial impairment amounting to $29.5 million of the total $40.1 million goodwill associated with the Company's European Compressor business. Had the estimated value of the European Compressor business been lower by 10%, the full amount of goodwill would have been impaired. The impairment was primarily the result of the approximate 17% decline in the value of the U.S. Dollar versus the Euro during 2003. The change in currency value increased the Company's net investment in the European subsidiary in U.S. Dollar terms and reduced margins on U.S. Dollar-denominated sales. The Company's 2004 assessment did not indicate the need for additional impairments as the Company's computation of fair value exceeded carrying values.

     At December 31, 2004, the Company had $243.5 million of goodwill recorded in its consolidated financial statements. Of this amount, $18.6 million related to the Compressor business, $216.9 million related to the Electrical Components business, $2.9 million related to the Engine & Power Train business and $5.1 million related to the Pump business.

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

     The Company is involved in a number of environmental sites where the Company is either responsible for, or participating in, a cleanup effort. As of December 31, 2004, the Company had accrued a total of $43.3 million and paid approximately $17.9 million in connection with these sites during 2004. For additional information on environmental liabilities, including the Sheboygan River and Harbor Superfund and Hayton Area Remediation Project sites, see Note 10 to the Financial Statements.

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

     The Company develops its demographics and utilizes the work of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is based on investment yields available at year-end on corporate long-term bonds rated AA by Moody's. The expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers and other large pension plan sponsors. The inflation rate for compensation levels reflects the Company's actual long-term experience. The inflation rate for health care costs is based on an evaluation of external market conditions and the Company's actual experience in relation to those market trends. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and the rate of return on plan assets would increase 2005 expense by $2.4 million and $3.1 million, respectively.

     Due to the significant over-funding of the majority of U.S. pension plans, the Company recognized a net periodic benefit for pensions in its financial statements of $14.3 million and $12.9 million in 2004 and 2003, respectively. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding costs and assumptions for post-employment benefits.

NEW ACCOUNTING STANDARDS

     On December 15, 2004 the FASB issued Statement No. 153 (SFAS 153), Exchanges of Nonmonetary Assets -- Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29). SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). In addition, the Board decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board (IASB) and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet completed its analysis of the effects of this pronouncement, but it does not believe the effects will be material.

     On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Board made the decision to clarify the meaning of the term "normal capacity". The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does have operations with idle capacity; however, while the Company has not yet calculated the effects of this pronouncement, it does not believe the effects will be material.

     FASB Staff Position No. FAS 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides guidance on the accounting for the effects of the Act, for employers that sponsor a single-employer defined benefit postretirement health care plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent to the Medicare Part D benefit and the expected subsidy will offset or reduce the employer's share of the cost of the benefit. Additionally, the FSP requires certain disclosures addressing the effect of the federal subsidy provided by the Act. If a company concludes that its plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit, the employer should recognize the subsidy in the measurement of the accumulated post-retirement benefit obligation (APBO) under FAS 106. The resulting reduction of the APBO should be accounted for as an actuarial gain. The subsidy's reduction of the employer's share of future costs under the plan should be reflected in current-period service cost.

     The provisions of the FSP are effective for the first interim or annual period beginning after June 15, 2004 for all public companies and for all non-public companies (as defined in SFAS 87) with plans with more than 100 participants. Tecumseh Products adopted FSP 106-2 during the third quarter of 2004 and recorded the current year affect of the actuarial gain retroactively back to April 1, 2004. The total actuarial gain was $19.3 million and the current year impact was $2.2 million.

OUTLOOK

     Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included above.

     During 2004, the Company experienced dramatic increases in the cost of certain commodities, including steel, copper and aluminum, particularly in the latter half of the year. The Company also experienced rapidly increasing freights costs and, during 2004, the U.S. Dollar continued its weakening against foreign currencies. The Company does not expect these factors to improve in 2005. Furthermore, risks, including armed conflict and rapid growth of Asian economies, could worsen these conditions.

     Results in 2005 will depend on the outcome of these and other variables, including the Company's ability to obtain price increases from its customers to offset the increased cost of product inputs and global weather. Subject to the outcome of these variables, the Company expects 2005 to be improved over 2004 as the effects of cost reduction, new product initiatives, and price increases are realized.

     2005 results in the Compressor segment are expected to improve from 2004. Sales volumes are expected to grow, and the benefits of 2004 restructuring activities in North America should be realized in 2005. Ultimately, results will depend on overall worldwide demand, which will influence selling prices, and the exchange rate between the U.S. Dollar and the Brazilian Real, which affects overall profitability of the Company's Brazilian-produced product.

     Results in the Electrical Components Group are expected to improve based upon lower amortization of intangible assets, the benefits of 2004 restructuring activities, and higher selling prices.

     Results in the Engine Group are also expected to improve as production volumes in Brazil increase and commensurate costs are removed from legacy operations. However, like 2004, realization of these benefits is not assured, as sustainable production volumes must be achieved before legacy capacity can be removed.

     The Pump Group experienced the loss of a significant customer in its water gardening segment for 2005. While an improved industrial and commercial market should soften the impact, the Company expects results in its Pump segment to decline in comparison to 2004.

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

     The Company uses contemporary credit review procedures to approve customer credit. Customer accounts are actively monitored, and collection efforts are pursued within normal industry practice. Management believes that concentrations of credit risk with respect to receivables are somewhat limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. However, in the Engine & Power Train Group, the manufacture of small gasoline engine-powered lawn and garden equipment is dominated, to a large extent, by three to four manufacturers. The Company sells to all of these manufacturers and, as a result, a significant portion of the Group's open accounts receivable at any time is comprised of amounts due from these manufacturers. During the fourth quarter of 2004, one of these customers declared bankruptcy resulting in a charge of $2.5 million.

     A portion of export accounts receivable of the Company's Brazilian subsidiary is sold at a discount. Discounted receivables sold in the Brazilian subsidiary at December 31, 2004 and 2003 were $101.0 million and $64.5 million, respectively, and the discount rate was 7.3% in 2004 and 3.3% in 2003. The Company maintains an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.

     Interest Rate Risk -- The Company is subject to interest rate risk, primarily associated with its borrowings. The Company's $300 million Senior Guaranteed Notes are fixed-rate debt. The Company has entered into fixed to variable interest rate swaps with notional amounts totaling $125.0 million. The Company's remaining borrowings, which consist of bank borrowings by its foreign subsidiaries and Industrial Development Revenue Bonds, are variable-rate debt. Including the effect of the interest rate swaps, 45.3% of the Company's total debt at December 31, 2004 was fixed-rate. While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow because the Company intends to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of the Company's variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $2.1 million.

     Commodity Price Risk -- The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Company policy allows local management to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. The Company's practice has been to accept delivery of the commodities and consume them in manufacturing activities. At December 31, 2004 and 2003, the Company held a total notional value of $23.7 million and $16.1 million, respectively, in commodity forward purchasing contracts. The majority of these contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. However, commodity contracts at the Company's French compressor subsidiary are essentially derivative financial instruments designed to hedge the fluctuation in commodity pricing and, as such, are subject to the provisions of SFAS No. 133, as amended by SFAS 149.

     Foreign Currency Exchange Risk -- The Company is subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows local management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At December 31, 2004 and 2003, the Company held foreign currency forward contracts with a total notional value of $53.4 million and $16.3 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Registered Public Accounting Firm.....   32
Report of Independent Auditors..............................   34
Financial Statements
  Consolidated Statements of Income for the years ended
     December 31, 2004, 2003 and 2002.......................   35
  Consolidated Balance Sheets at December 31, 2004 and
     2003...................................................   36
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003 and 2002.......................   37
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2004, 2003 and 2002...........   38
  Notes to Consolidated Financial Statements................   39

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tecumseh Products Company:

     We have completed an integrated audit of Tecumseh Products Company's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Tecumseh Products Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Tecumseh Products Company did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the segregation of duties over certain system access controls as well as security over user access rights to certain financial application systems which could affect accounts receivable and revenue; inventory and cost of goods sold; and accounts payable and other financial statement accounts at a number of its locations, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2004 the Company did not maintain effective control over the segregation of duties over certain system access controls as well as security over user access rights to certain financial application systems which could affect accounts receivable and revenue; inventory and cost of goods sold; and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrate an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of users having unrestricted access to financial application programs and data. Individually these deficiencies were evaluated as representing a more than remote likelihood that a misstatement that is more than inconsequential, but less than material, could occur. However these deficiencies could affect the financial statement accounts. These control deficiencies did not result in adjustments to the 2004 annual or interim consolidated financial statements. However, these control deficiencies when aggregated could result a misstatement in the financial statement accounts, resulting in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

     In our opinion, management's assessment that Tecumseh Products Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Tecumseh Products Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
March 14, 2005

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Tecumseh Products Company:

     We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Tecumseh Products Company and Subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Tecumseh Products Company and Subsidiaries, for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", effective January 1, 2002.

/s/ CIULLA, SMITH & DALE, LLP

Ciulla, Smith & Dale, LLP
Certified Public Accountants
Livonia, Michigan
January 31, 2003

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                (DOLLARS IN MILLIONS, EXCEPT
                                                                       PER SHARE DATA)
Net sales...................................................  $1,911.7    $1,819.0    $1,343.8
  Cost of sales and operating expenses......................   1,663.3     1,587.5     1,141.6
  Selling and administrative expenses.......................     202.8       161.1       117.4
  Restructuring charges, impairments and other items........      21.5        69.3        10.3
                                                              --------    --------    --------
Operating income............................................      24.1         1.1        74.5
  Interest expense..........................................     (22.7)      (22.8)       (5.8)
  Interest income and other, net............................      14.0        21.1        15.1
                                                              --------    --------    --------
Income (Loss) before taxes and cumulative effect of
  accounting change.........................................      15.4        (0.6)       83.8
  Tax provision (benefit)...................................       5.3        (0.7)       29.7
                                                              --------    --------    --------
Income before cumulative effect of accounting change........      10.1         0.1        54.1
Cumulative effect of accounting change for goodwill, net of
  tax.......................................................        --          --        (3.1)
                                                              --------    --------    --------
Net income..................................................  $   10.1    $    0.1    $   51.0
                                                              ========    ========    ========
Basic and diluted earnings per share:
  Income before cumulative effect of accounting change......  $   0.55    $   0.01    $   2.93
  Change in accounting for goodwill.........................        --          --       (0.17)
                                                              --------    --------    --------
  Net income................................................  $   0.55    $   0.01    $   2.76
                                                              ========    ========    ========
Weighted average shares (in thousands)......................    18,480      18,480      18,480
                                                              ========    ========    ========
Cash dividends declared per share...........................  $   1.28    $   1.28    $   1.28
                                                              ========    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  227.9    $  344.6
  Accounts receivable, trade, less allowance for doubtful
     accounts of $11.0 million in 2004 and $6.5 million in
     2003...................................................     220.4       235.0
  Inventories...............................................     394.2       298.2
  Deferred and recoverable income taxes.....................      36.9        71.8
  Other current assets......................................      47.8        30.5
                                                              --------    --------
       Total current assets.................................     927.2       980.1
                                                              --------    --------
Property, Plant, and Equipment, net.........................     554.8       554.6
Goodwill....................................................     243.5       242.7
Other intangibles...........................................      62.4        74.8
Deferred income taxes.......................................      29.6        26.1
Prepaid pension expense.....................................     171.9       155.3
Other assets................................................      73.4        72.2
                                                              --------    --------
       Total assets.........................................  $2,062.8    $2,105.8
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade...................................  $  178.1    $  172.4
  Income taxes payable......................................       5.4        10.7
  Short-term borrowings.....................................      68.8        89.6
  Accrued liabilities:
     Employee compensation..................................      42.4        37.0
     Product warranty and self-insured risks................      70.6        71.3
     Other..................................................      56.2        53.6
                                                              --------    --------
       Total current liabilities............................     421.5       434.6
Long-term debt..............................................     317.3       327.6
Deferred income taxes.......................................       8.0        36.5
Other postretirement benefit liabilities....................     210.7       212.6
Product warranty and self-insured risks.....................      21.2        24.4
Accrual for environmental matters...........................      41.3        44.6
Pension liabilities.........................................      24.5        20.7
                                                              --------    --------
       Total liabilities....................................   1,044.5     1,101.0
                                                              --------    --------
Commitments and contingencies
Stockholders' Equity
  Class A common stock, $1 par value; authorized 75,000,000
     shares; issued 13,401,938 shares in 2004 and 2003......      13.4        13.4
  Class B common stock, $1 par value; authorized 25,000,000
     shares; issued 5,077,746 shares in 2004 and 2003.......       5.1         5.1
  Retained earnings.........................................   1,041.9     1,055.4
  Accumulated other comprehensive loss......................     (42.1)      (69.1)
                                                              --------    --------
       Total stockholders' equity...........................   1,018.3     1,004.8
                                                              --------    --------
       Total liabilities and stockholders' equity...........  $2,062.8    $2,105.8
                                                              ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities:
  Net income before cumulative effect of accounting
     change.................................................   $  10.1     $   0.1     $  54.1
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     102.9        97.6        65.1
     Non-cash restructuring charges and other items.........       5.0        49.3        10.3
     Loss on disposal of property and equipment.............       4.5          --          --
     Accounts receivable....................................      27.2        25.7        18.4
     Inventories............................................     (79.8)       22.2       (13.8)
     Payables and accrued expenses..........................     (28.9)      (41.4)       20.0
     Employee retirement benefits...........................     (15.5)      (13.8)      (19.4)
     Deferred and recoverable taxes.........................       9.1        (9.9)        8.1
     Net effect of environmental payment....................      (1.8)      (25.6)         --
     Other..................................................     (27.6)      (18.2)      (11.3)
                                                               -------     -------     -------
       Cash Provided By Operating Activities................       5.2        86.0       131.5
                                                               -------     -------     -------
Cash Flows from Investing Activities:
  Business acquisitions, net of cash acquired...............        --        10.3      (392.9)
  Proceeds from sale of assets..............................       3.6          --          --
  Capital expenditures......................................     (84.0)      (82.8)      (73.9)
                                                               -------     -------     -------
       Cash Used In Investing Activities....................     (80.4)      (72.5)     (466.8)
                                                               -------     -------     -------
Cash Flows from Financing Activities:
  Dividends paid............................................     (23.6)      (23.6)      (23.6)
  Proceeds from borrowings..................................      22.9       367.0       379.0
  Repayments of borrowings..................................     (58.2)     (375.0)       (1.6)
                                                               -------     -------     -------
       Cash Provided by (Used in) Financing Activities......     (58.9)      (31.6)      353.8
                                                               -------     -------     -------
Effect of Exchange Rate Changes on Cash.....................      17.4        29.6        (3.0)
                                                               -------     -------     -------
  Increase (Decrease) In Cash and Cash Equivalents..........    (116.7)       11.5        15.5
Cash and Cash Equivalents:
       Beginning of Period..................................     344.6       333.1       317.6
                                                               -------     -------     -------
       End of Period........................................   $ 227.9     $ 344.6     $ 333.1
                                                               =======     =======     =======

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       ACCUMULATED
                                                                                          OTHER           TOTAL
                                           CLASS A           CLASS B       RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                        $1 PAR VALUE      $1 PAR VALUE     EARNINGS   INCOME/(LOSS)      EQUITY
                                       ---------------   ---------------   --------   -------------   -------------
                                                                  (DOLLARS IN MILLIONS)
BALANCE, DECEMBER 31, 2001...........       $13.4             $5.1         $1,051.5      $ (92.3)       $  977.7
COMPREHENSIVE INCOME:
Net income...........................                                          51.0                         51.0
Minimum pension liability (net of tax
  benefit of $0.0)...................                                                       (0.1)           (0.1)
Translation adjustments (net of tax
  benefit of $13.7)..................                                                      (26.1)          (26.1)
                                                                                                        --------
  TOTAL COMPREHENSIVE INCOME.........                                                                       24.8
Cash dividends.......................                                         (23.6)                       (23.6)
                                            -----             ----         --------      -------        --------
BALANCE, DECEMBER 31, 2002...........        13.4              5.1          1,078.9       (118.5)          978.9
COMPREHENSIVE INCOME:
Net income...........................                                           0.1                          0.1
Minimum pension liability (net of tax
  of $0.3)...........................                                                        0.7             0.7
Gain on derivatives (net of tax of
  $0.1)..............................                                                        0.2             0.2
Translation adjustments (net of tax
  of $26.1)..........................                                                       48.5            48.5
                                                                                                        --------
  TOTAL COMPREHENSIVE INCOME.........                                                                       49.5
Cash dividends.......................                                         (23.6)                       (23.6)
                                            -----             ----         --------      -------        --------
BALANCE, DECEMBER 31, 2003...........        13.4              5.1          1,055.4        (69.1)        1,004.8
COMPREHENSIVE INCOME:
Net income...........................                                          10.1                         10.1
Unrealized gain (loss) on investment
  holdings (net of tax)..............                                                       (0.1)           (0.1)
Minimum pension liability (net of tax
  of $0.1)...........................                                                       (0.3)           (0.3)
Gain on derivatives (net of tax of
  $0.1)..............................                                                        0.4             0.4
Translation adjustments (net of tax
  of $14.6)..........................                                                       27.0            27.0
                                                                                                        --------
  TOTAL COMPREHENSIVE INCOME.........                                                                       37.1
Cash dividends.......................                                         (23.6)                       (23.6)
                                            -----             ----         --------      -------        --------
BALANCE, DECEMBER 31, 2004...........       $13.4             $5.1         $1,041.9      $ (42.1)       $1,018.3
                                            =====             ====         ========      =======        ========

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

     Foreign Currency Translation -- All of the Company's foreign subsidiaries, with the exception of certain Mexican operations which use the U.S. Dollar, use the local currency of the country of operation as the functional currency. Assets and liabilities are translated into U.S. Dollars at year-end exchange rates while revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in other comprehensive income or loss, a component of stockholders' equity. Realized foreign currency transaction gains and losses are included in cost of sales and operating expenses and amount to a net loss of $4.9 million in 2004, a net loss of $5.1 million in 2003 and a net gain of $5.2 million in 2002.

     Cash Equivalents -- Cash equivalents consist of commercial paper and other short-term investments that are readily convertible into cash with original maturities of three months or less.

     Inventories -- Inventories are valued at the lower of cost or market, on the first-in, first-out basis. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead.

     Property, Plant and Equipment -- Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. For financial statement purposes, depreciation is determined using the straight-line method at rates based upon the estimated useful lives of the assets, which generally range from 15 to 40 years for buildings and from 2 to 12 years for machinery, equipment and tooling. Depreciation expense was $94.1 million, $85.1 million, and $64.9 million in 2004, 2003 and 2002, respectively.

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," addresses accounting and financial reporting for the impairment or disposal of long-lived assets. The charges for the impairment of unusable assets, determined in accordance with the provisions of SFAS No. 144, include $4.7 million in 2004, $17.8 million in 2003 and $7.2 million in 2002.

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

     Revenue Recognition -- Revenues from the sale of the Company's products are recognized once the risk and rewards of ownership have transferred to the customers, which, in most cases, coincide with shipment of the products. For other cases involving export sales, title transfers either when the products are delivered to the port of embarkation or received at the port of the country of destination.

     Allowance for Uncollectible Accounts Receivable -- The Company records an allowance for uncollectible accounts receivable based on historical loss experience, customer payment patterns and current economic trends. The Company reviews the adequacy of the allowance for uncollectible accounts receivable on a quarterly basis and, if necessary, increases or decreases the balance.

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

     Derivative Financial Instruments -- Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates. The Company, from time to time, enters into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not hold derivative financial instruments for trading purposes. See Note 12 for discussion of adoption of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities and its amendments.

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

     Earnings Per Share -- Basic and diluted earnings per share are equivalent. Earnings per share are computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations was 18,479,684 in 2004, 2003 and 2002.

     Research, Development and Testing Expenses -- Company sponsored research, development and testing expenses related to present and future products are expensed as incurred and were $34.0 million, $31.5 million, and $30.8 million in 2004, 2003 and 2002, respectively. Such expenses consist primarily of salary and material costs and are included in cost of sales and operating expenses.

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

     Reclassifications -- Certain prior year amounts have been reclassified to confirm with the current year presentation.

NOTE 2.  COMPREHENSIVE INCOME

     Accumulated other comprehensive income or loss is shown in the Consolidated Statements of Stockholders' Equity and includes the following:

                                                               2004     2003
                                                              ------   ------
                                                               (IN MILLIONS)
Foreign currency translation adjustments (net of tax benefit of $22.8 million in 2004 and $37.4 million in 2003).......  $(42.3)  $(69.3)
Gain on derivatives (net of tax benefit of $0.1 million in
  2003).....................................................     0.6      0.2
Minimum pension liability adjustments (net of tax of $0.1
  million in 2004)..........................................    (0.3)      --
Unrealized gain (loss) on investment holdings (net of
  tax)......................................................    (0.1)      --
                                                              ------   ------
                                                              $(42.1)  $(69.1)
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

     The following tables provide a reconciliation of the changes in the United States based pension and postretirement plans' benefit obligations, fair value of assets and funded status for 2004 and 2003:

                                                     PENSION BENEFIT    OTHER BENEFIT
                                                     ---------------   ---------------
                                                      2004     2003     2004     2003
                                                     ------   ------   ------   ------
                                                               (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period..........  $371.6   $350.8   $188.2   $188.4
  Service cost.....................................     8.8      7.8      4.2      4.7
  Interest cost....................................    21.6     22.3     10.1     12.5
  Amendments.......................................    (4.1)     0.1       --       --
  Actuarial (gain) loss............................    11.1     13.0      1.9     (4.5)
  Acquired with FASCO..............................      --      0.3       --       --
  Curtailment (gain) loss..........................     0.4      1.2     (1.1)    (4.5)
  Benefit payments.................................   (25.0)   (23.9)    (8.1)    (8.4)
                                                     ------   ------   ------   ------
Benefit obligation at measurement date.............  $384.4   $371.6   $195.2   $188.2
                                                     ======   ======   ======   ======
CHANGE IN PLAN ASSETS
Fair value at beginning of period..................  $575.9   $566.0
  Actual return on plan assets.....................    41.5     36.6
  Employer contributions...........................     0.2      0.2
  IRC sec. 420 asset transfer......................    (3.0)    (3.0)
  Benefit payments.................................   (25.0)   (23.9)
                                                     ------   ------
Fair value at measurement date.....................  $589.6   $575.9
                                                     ======   ======

     The following table provides the funded status of the plans for 2004 and 2003:

                                                   PENSION BENEFITS     OTHER BENEFITS
                                                   -----------------   -----------------
                                                    2004      2003      2004      2003
                                                   -------   -------   -------   -------
                                                               (IN MILLIONS)
FUNDED STATUS
Funded status at measurement date................  $205.2    $204.3    $(195.2)  $(188.2)
  Unrecognized transition asset..................    (0.2)     (0.2)        --        --
  Unrecognized prior service cost (benefit)......     1.4       6.9       (2.7)     (3.8)
  Unrecognized gain..............................   (36.7)    (52.7)     (22.0)    (29.7)
  IRC sec.420 asset transfer.....................      --      (3.0)        --        --
                                                   ------    ------    -------   -------
  Net amount recognized..........................  $169.7    $155.3    $(219.9)  $(221.7)
                                                   ======    ======    =======   =======

     Amounts recognized in the consolidated balance sheets as of December 31 consist of:

                                                               2004     2003
                                                              ------   ------
                                                               (IN MILLIONS)
Prepaid benefit cost........................................  $171.9   $155.3
Accrued benefit cost........................................    (2.7)      --
Intangible asset............................................     0.1       --
Accumulated other comprehensive income......................     0.4       --
                                                              ------   ------
Net amount recognized.......................................  $169.7   $155.3
                                                              ======   ======

     The accumulated benefit obligation for all defined benefit pension plans was $368.0 million and $353.8 million at September 30, 2004 and 2003, respectively.

     Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
                                                              (IN MILLIONS)
Projected benefit obligation................................  $3.4    $2.9
Accumulated benefit obligation..............................   3.4     2.7
Fair value of plan assets...................................   0.7     0.8

     Components of net periodic benefit (income) cost during the year:

                                                       PENSION BENEFITS    OTHER BENEFITS
                                                       -----------------   ---------------
                                                        2004      2003      2004     2003
                                                       -------   -------   ------   ------
                                                                  (IN MILLIONS)
Service cost.........................................  $  8.8    $  7.8    $ 4.2    $ 4.7
Interest cost........................................    21.6      22.3     10.1     12.5
Expected return on plan assets.......................   (42.1)    (39.0)      --       --
Amortization of net gain.............................    (4.4)     (5.5)    (5.0)    (4.3)
Amortization of unrecognized prior service costs.....     1.4       1.5     (1.1)    (1.3)
SFAS 88 expense......................................     0.4        --     (1.9)      --
                                                       ------    ------    -----    -----
Net periodic benefit (income) cost...................  $(14.3)   $(12.9)   $ 6.3    $11.6
                                                       ======    ======    =====    =====

ADDITIONAL INFORMATION

  Assumptions

     Weighted-average assumptions used to determine benefit obligations at September 30,

                                                           PENSION BENEFITS    OTHER BENEFITS
                                                           -----------------   ---------------
                                                            2004      2003      2004     2003
                                                           -------   -------   ------   ------
Discount rate............................................    5.85%     6.00%    5.85%    6.00%
Rate of compensation increase............................    4.50%     5.00%     N/A      N/A

     Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

                                                           PENSION BENEFITS    OTHER BENEFITS
                                                           -----------------   ---------------
                                                            2004      2003      2004     2003
                                                           -------   -------   ------   ------
Discount rate............................................    6.00%     6.75%    6.00%    6.75%
Expected long-term return on plan assets.................    6.75%     6.75%     N/A      N/A
Rate of compensation increase............................    5.00%     5.00%     N/A      N/A

     The expected long-term return, variance, and correlation of return with other asset classes are determined for each class of assets in which the plan is invested. That information is combined with the target asset allocation to create a distribution of expected returns. The selected assumption falls within the best estimate range, which is the range in which it is reasonably anticipated that the actual results are more likely to fall than not.

     Assumed health care cost trend rates:

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Health care cost trend rate assumed for next year...........  9.00%   7.75%
Rate to which the cost trend rate is assumed to decline (the
  ultimate trend rate)......................................  5.00%   5.25%
Year that the rate reaches the ultimate trend rate..........  2011    2008

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are based on an evaluation of external market conditions and adjusted to reflect the Company's actual experience in relation to those market trends. The following table provides the effects of a one-percentage-point change in assumed health care cost trend rates:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                     (IN MILLIONS)
Effect on total of service and interest cost..............      $ 2.0            $ (1.7)
Effect on postretirement benefit obligation...............       20.9             (18.8)

  Plan Assets

     The following table provides pension plan asset allocations:

                                                              PLAN ASSETS AT
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
ASSET CATEGORY:
  Debt securities...........................................    67%      64%
  Equity securities.........................................    33%      36%
  Other.....................................................    --       --
                                                               ---      ---
     Total..................................................   100%     100%
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

     Equity securities include Tecumseh Products Company common stock in the amounts of $7.9 million (1.4% of total plan assets) and $7.0 million (1.2% of total plan assets) at September 30, 2004 and 2003, respectively.

     The Company expects to contribute $0.1 million to its pension plans in 2005.

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

                                                                PROJECTED BENEFIT PAYMENTS FROM
                                                                POSTRETIREMENT MEDICAL AND LIFE
                                            PROJECTED BENEFIT           INSURANCE PLANS
                                              PAYMENTS FROM     -------------------------------
YEAR                                          PENSION PLANS     GROSS CLAIMS   EXPECTED SUBSIDY
----                                        -----------------   ------------   ----------------
                                                               (IN MILLIONS)
2005......................................       $ 22.2            $11.9             $0.0
2006......................................         22.6             12.9              0.5
2007......................................         23.1             13.9              0.7
2008......................................         23.8             14.7              0.8
2009......................................         24.4             15.2              0.8
Aggregate for 2010-2014...................        133.5             76.2              4.1

  Foreign Pension Plans

     The Company's foreign subsidiaries provide for defined benefits that are generally based on earnings at retirement date and years of credited service. The combined expense for these unfunded plans was $4.1 million and $4.0 million in 2004 and 2003, respectively. The net liability recorded in the consolidated balance sheet was $18.5 million and $19.3 million for 2004 and 2003, respectively.

  Defined Contribution Plans

     The Company has defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $2.8 million and $3.0 million in 2004 and 2003, respectively.

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

     The changes in the carrying amount of goodwill by segment follow:

                                                                ENGINE &
                                                   ELECTRICAL    POWER
                                      COMPRESSOR   COMPONENTS    TRAIN     PUMPS   TOTAL
                                      ----------   ----------   --------   -----   ------
                                                         (IN MILLIONS)
Balance at Jan. 1, 2003.............    $ 39.9       $223.2       $2.1     $5.1    $270.3
Impairment..........................     (29.5)                                     (29.5)
Purchase price adjustments..........                   (5.5)                         (5.5)
Foreign currency translation........       7.0                     0.4                7.4
                                        ------       ------       ----     ----    ------
Balance at Dec. 31, 2003............      17.4        217.7        2.5      5.1     242.7
Purchase price adjustments..........                   (0.8)                         (0.8)
Foreign currency translation........       1.2                     0.4                1.6
                                        ------       ------       ----     ----    ------
Balance at Dec. 31, 2004............    $ 18.6       $216.9       $2.9     $5.1    $243.5
                                        ======       ======       ====     ====    ======

     Other intangible assets consisted of the following:

                                                GROSS
                                               CARRYING   ACCUMULATED             AMORTIZABLE
                                                AMOUNT    AMORTIZATION    NET        LIFE
                                               --------   ------------   -----   -------------
                                                                (IN MILLIONS)
Intangible assets subject to amortization:
  Two year non-compete agreement.............   $15.0        $15.0       $  --         2 years
  Customer relationships and contracts.......    39.3          5.4        33.9      6-15 years
  Technology.................................    15.4          4.3        11.1      3-10 years
  Trade-name and trademarks..................     0.9          0.4         0.5       3-8 years
                                                -----        -----       -----
     Total...................................    70.6         25.1        45.5
                                                -----        -----       -----
Intangible assets not subject to
  amortization:
  Trade-name.................................    16.9                     16.9
                                                -----        -----       -----
Total other intangible assets................   $87.5        $25.1       $62.4
                                                =====        =====       =====

     The aggregate amortization expense for the years ended December 31, 2004, 2003 and 2002 was $12.5 million, $12.5 million, and $0.1 million, respectively. The estimated amortization expense is approximately $5.0 million for each year from 2005 through 2009.

NOTE 5.  INCOME TAXES

     Consolidated income before taxes (including effect of 2002 accounting change) consists of the following:

                                                               2004     2003    2002
                                                              ------   ------   -----
                                                                   (IN MILLIONS)
U.S. .......................................................  $(17.5)  $(20.4)  $22.5
Foreign.....................................................    32.9     19.8    56.5
                                                              ------   ------   -----
                                                              $ 15.4   $ (0.6)  $79.0
                                                              ======   ======   =====

     Provision (benefit) for income taxes consists of the following:

                                                              2004     2003    2002
                                                              -----   ------   -----
                                                                  (IN MILLIONS)
Current:
  U.S. federal..............................................  $(2.6)  $ (0.5)  $(3.2)
  State and local...........................................   (1.5)     0.4     1.2
  Foreign income and withholding taxes......................   18.0     20.1    22.0
                                                              -----   ------   -----
                                                               13.9     20.0    20.0
                                                              -----   ------   -----
Deferred:
  U.S. federal and state....................................   (6.2)   (15.0)   11.4
  Foreign...................................................   (2.4)    (5.7)   (3.4)
                                                              -----   ------   -----
                                                               (8.6)   (20.7)    8.0
                                                              -----   ------   -----
Provision for income taxes..................................  $ 5.3   $ (0.7)  $28.0
                                                              =====   ======   =====
Income tax provision (benefit) includes the following:
  Continuing operations.....................................  $ 5.3   $ (0.7)  $29.7
  Cumulative effect of accounting change....................     --       --    (1.7)
                                                              -----   ------   -----
                                                              $ 5.3   $ (0.7)  $28.0
                                                              =====   ======   =====
Income taxes paid, net......................................  $18.9   $ 29.4   $10.1
                                                              =====   ======   =====

     A reconciliation between the actual income tax expense provided and the income tax expense computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

                                                              2004    2003    2002
                                                              -----   -----   -----
                                                                  (IN MILLIONS)
Income taxes (benefit) at U.S. statutory rate...............  $ 5.4   $(0.2)  $27.7
Foreign tax differential....................................    0.9     7.3      --
Change in valuation allowance...............................    5.8      --     1.3
State and local income taxes................................   (1.0)    0.3     0.8
Extraterritorial income exclusion...........................   (1.6)   (1.6)   (1.3)
Medicare reimbursement......................................   (0.8)     --      --
Federal credits.............................................   (1.0)     --    (1.1)
Settlements of U.S. taxes...................................   (2.6)   (6.8)     --
Other.......................................................    0.2     0.3     0.6
                                                              -----   -----   -----
                                                              $ 5.3   $(0.7)  $28.0
                                                              =====   =====   =====

     The Company calculates deferred taxes from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Furthermore, the Company provides United States taxes on unremitted foreign earnings. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                               2004     2003
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax assets:
  Other postretirement liabilities..........................  $ 81.7   $ 86.9
  Product warranty and self-insured risks...................    20.6     20.4
  Net operating loss carryforwards..........................    32.4     20.9
  Provision for environmental matters.......................     1.3      2.7
  Translation adjustments...................................    21.5     36.3
  Tax credit carryovers.....................................    23.8     28.0
  Other accruals and miscellaneous..........................    36.0     37.6
                                                              ------   ------
                                                               217.3    232.8
  Valuation allowance.......................................   (20.3)   (15.5)
                                                              ------   ------
  Total deferred tax assets.................................   197.0    217.3
                                                              ------   ------
Deferred tax liabilities:
  Tax over book depreciation................................    30.1     50.0
  Pension...................................................    63.6     68.9
  Unremitted foreign earnings...............................    42.4     38.1
  Intangibles...............................................    17.8       --
  Other.....................................................     2.5     12.8
                                                              ------   ------
  Total deferred tax liabilities............................   156.4    169.8
                                                              ------   ------
  Net deferred tax assets...................................  $ 40.6   $ 47.5
                                                              ======   ======

     At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $52.9 million, which will expire in 2023 and 2024. The Company also had state net operating loss carryforwards of $74.8 million, which will expire at various dates. Additionally, the Company had foreign net operating loss carryforwards of $25.9 million, of which $5.3 million will expire from 2007 to 2009. The remainder of the foreign net operating loss carryforwards has an unlimited carryforward period. Foreign tax credit and research credit carryforwards of approximately $21.6 million will expire between 2012 through 2014. Furthermore, the Company also had various state tax credit carryovers of $2.2 million, which expire at various dates from 2005 to 2018.

     The valuation allowance for deferred tax assets relates primarily to federal credit carryovers, state net operating losses, state tax credits and certain tax assets arising in foreign tax jurisdictions, and in the judgment of management, these tax assets are not likely to be realized in the foreseeable future. The valuation allowance increased $4.8 million in 2004. The change results from foreign items of $5.8 million, which is reflected in the provision, and a net decrease of $1.0 million in the balance of other deferred tax assets, primarily from foreign currency translation, the expiration of state tax credits, and state tax credits generated in the current year for which a valuation allowance was provided.

     Tax returns are subject to audit by various taxing authorities. In 2004 and 2003, the Company recorded benefits to income of $2.6 million and $6.8 million, respectively, from settlements of U.S. tax issues primarily related to prior years. Although the Company believes that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolution of outstanding matters.

NOTE 6.  INVENTORIES

     The components of inventories at December 31, were:

                                                               2004     2003
                                                              ------   ------
                                                               (IN MILLIONS)
Raw materials...............................................  $169.3   $117.7
Work in progress............................................    82.1     53.5
Finished goods..............................................   130.0    116.3
Supplies....................................................    12.8     10.7
                                                              ------   ------
                                                              $394.2   $298.2
                                                              ======   ======

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT, NET

     The components of property, plant and equipment, net are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
                                                                (IN MILLIONS)
Land and land improvements..................................     30.4      26.3
Buildings...................................................    233.4     238.3
Machinery and equipment.....................................  1,178.5   1,059.6
Assets in process...........................................     45.6      28.2
                                                              -------   -------
                                                              1,487.9   1,352.4
  Less, accumulated depreciation............................    933.1     797.8
                                                              -------   -------
Property, plant and equipment, net..........................    554.8     554.6
                                                              -------   -------

NOTE 8.  BUSINESS SEGMENTS

     In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified four reportable operating segments. With the acquisition of FASCO on December 30, 2002, the Company created the Electrical Components operating segment. In addition to FASCO, the segment includes certain North American electrical component manufacturing that was previously reported in the Compressor Products operating segment. Business segment information for 2002 has been reclassified to conform to the current year presentation. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company's segments share similar economic characteristics and are similar in terms of products offered, production processes, types of customers served and methods of distribution.

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

BUSINESS SEGMENT INFORMATION

                                                           2004       2003       2002
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
External customer sales:
  Compressor Products..................................  $  880.2   $  797.9   $  781.6
  Electrical Component Products........................     422.6      420.9        8.0
  Engine & Power Train Products........................     480.9      475.1      432.3
  Pump Products........................................     126.4      124.3      120.6
  Other................................................       1.6        0.8        1.3
                                                         --------   --------   --------
     Total external customer sales.....................  $1,911.7   $1,819.0   $1,343.8
                                                         ========   ========   ========
Operating income (loss):
  Compressor Products..................................  $   60.5   $   61.5   $   83.8
  Electrical Component Products........................      11.3       16.9       (4.9)
  Engine & Power Train Products........................     (21.2)      (5.3)       1.4
  Pump Products........................................      13.7       14.1       14.8
  Other................................................      (3.7)      (3.8)      (1.9)
  Corporate and consolidating items....................     (15.0)     (13.0)      (8.4)
  Restructuring charges, impairments and other items
     (see Note 15).....................................     (21.5)     (69.3)     (10.3)
                                                         --------   --------   --------
     Total operating income............................  $   24.1   $    1.1   $   74.5
                                                         ========   ========   ========
Reconciliation to income before taxes:
  Operating income.....................................  $   24.1   $    1.1   $   74.5
  Interest (expense) income and other, net.............      (8.7)      (1.7)       9.3
                                                         --------   --------   --------
     Income (Loss) before taxes........................  $   15.4   $   (0.6)  $   83.8
                                                         ========   ========   ========
Assets:
  Compressor Products..................................  $  649.2   $  549.4   $  476.4
  Electrical Component Products........................     544.9      561.9      587.6
  Engine & Power Train Products........................     326.2      306.8      324.4
  Pump Products........................................      57.7       54.9       58.6
  Corporate and consolidating items....................     480.7      628.7      611.4
  Other................................................       4.1        4.1        4.6
                                                         --------   --------   --------
     Total assets......................................  $2,062.8   $2,105.8   $2,063.0
                                                         ========   ========   ========

                                                           2004       2003       2002
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Capital expenditures:
  Compressor Products..................................  $   35.2   $   48.9   $   47.0
  Electrical Component Products........................       3.6        5.0         --
  Engine & Power Train Products........................      27.6       23.7       23.0
  Pump Products........................................       1.0        0.5        0.6
  Corporate and consolidating items....................      16.6        4.7        3.3
                                                         --------   --------   --------
     Total capital expenditures........................  $   84.0   $   82.8   $   73.9
                                                         ========   ========   ========
Depreciation and amortization:
  Compressor Products..................................  $   49.6   $   40.4   $   41.7
  Electrical Components Products.......................      27.8       29.6         --
  Engine & Power Train Products........................      21.3       23.6       20.7
  Pump Products........................................       1.6        1.8        1.8
  Corporate and consolidating items....................       1.7        1.3        0.9
  Other................................................       0.9        0.9         --
                                                         --------   --------   --------
     Total depreciation and amortization...............  $  102.9   $   97.6   $   65.1
                                                         ========   ========   ========

GEOGRAPHIC SEGMENT INFORMATION

                                                           2004       2003       2002
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Customer Sales by Destination
  North America
     United States.....................................  $1,065.1   $1,071.0   $  695.9
     Other North America...............................      87.0       72.7       56.1
                                                         --------   --------   --------
  Total North America..................................   1,152.1    1,143.7      752.0
  South America........................................     190.1      136.2      116.7
  Europe...............................................     322.3      311.6      259.8
  Middle East and Asia.................................     247.2      227.5      215.3
                                                         --------   --------   --------
                                                         $1,911.7   $1,819.0   $1,343.8
                                                         ========   ========   ========

                                                              2004     2003     2002
                                                             ------   ------   ------
Net Long-Lived Assets
  United States............................................  $215.4   $230.7   $322.8
  Brazil...................................................   182.2    159.1     97.9
  Rest of world............................................   157.2    164.8    149.8
                                                             ------   ------   ------
                                                             $554.8   $554.6   $570.5
                                                             ======   ======   ======

     The Electrical Component Products had intersegment sales of $65.9 million, $69.2 million and $56.2 million in 2004, 2003 and 2002, respectively.

NOTE 9.  DEBT

                                                               2004     2003
                                                              ------   ------
                                                               (IN MILLIONS)
Short-term borrowings consist of the following:
  Borrowings by foreign subsidiaries under revolving credit
     agreements, advances on export receivables and
     overdraft arrangements with banks used in the normal
     course of business; weighted average interest rate of
     7.7% in 2004 and 7.4% in 2003..........................  $ 65.7   $ 87.2
Current maturities of long-term debt........................     3.1      2.4
                                                              ------   ------
  Total short-term borrowings...............................  $ 68.8   $ 89.6
                                                              ======   ======
Long-term debt consists of the following:
  Unsecured borrowings, primarily with banks, by foreign
     subsidiaries with weighted average interest rate of
     4.8% in 2004 and 8.7% in 2003 and maturing in 2005
     through 2012...........................................  $  4.7   $ 15.4
  Senior Guaranteed Notes, 4.66% fixed rate, maturing on
     March 5, 2008 through 2011.............................   300.0    300.0
  Variable Rate Industrial Development Revenue Bonds payable in quarterly installments from 2005 to 2021(weighted
     average interest rate of 2.34% in 2004 and 1.72% in
     2003)..................................................    11.2     11.8
                                                              ------   ------
                                                               315.9    327.2
  Plus: Unamortized net premiums............................     4.5      2.8
  Less: Current maturities of long-term debt................    (3.1)    (2.4)
                                                              ------   ------
     Total long-term debt...................................  $317.3   $327.6
                                                              ======   ======

     Through December 20, 2004, the Company operated with a $125 million three-year revolving credit facility due to expire in 2005. Under the facility, the Company could select among various interest rate arrangements. The facility had an applicable commitment fee rate of 22.5 basis points. On December 21, 2004, the facility was replaced with a $100 million five-year revolving credit facility, with substantially the same interest rate arrangements as the previous facility. The new facility has an applicable commitment fee rate of 20.0 basis points. The Company paid facility fees of $0.3 million in 2004, $0.2 million in 2003, and $0.1 million in 2002. As of December 31, 2004, the Company has $18.1 million of the facility committed to support letters of credit.

     The Senior Guaranteed Notes and the revolving credit facility contain various operating and financial covenants. The more restrictive of these covenants require the Company to adhere to leverage and interest coverage ratios and limit aggregate new debt.

     In addition, during the third quarter 2003, the Company entered into two pay variable, receive fixed interest rate swap agreements to lower the Company's overall borrowing costs. One of these swaps was sold in the third quarter of 2003. At December 31, 2003, long-term debt includes a net unamortized premium income of $3.5 million, related to the sale, and the fair value adjustment for the active interest rate swap agreements of $0.7 million. The remaining swap agreement was sold and replaced in the first quarter of 2004. At December 31, 2004, long-term debt includes a net unamortized premium income of $5.1 million, related to the sale, and the fair value adjustment for the active interest rate swap agreement of $0.7 million. The active swap agreement has a total notional principal amount of $125.0 million with maturity terms that match the Company's Senior Guaranteed Notes. The variable interest payments are based upon 60 day LIBOR.

     Scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2004 are as follows:

                                                               (IN MILLIONS)
2005........................................................      $  3.1
2006........................................................         3.0
2007........................................................        61.8
2008........................................................        61.8
2009........................................................        61.8
Thereafter..................................................       124.4
                                                                  ------
                                                                  $315.9
                                                                  ======

     Interest paid was $25.6 million in 2004, $15.3 million in 2003, and $4.4 million in 2002.

NOTE 10.  ENVIRONMENTAL MATTERS

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

     The total cost of the Liability Transfer Agreement to the Company, including the cost of the insurance policies, was $39.2 million. The Company recognized a charge of $13.6 million ($8.7 million net of tax) in the first quarter of 2003. The charge consisted of the difference between the cost of the Liability Transfer Agreement and amounts previously accrued for the cleanup. The Company continues to maintain an additional reserve of $0.5 million to reflect its potential environmental liability arising from operations at the Site, including potential residual liabilities not assumed by PRS pursuant to the Liability Transfer Agreement.

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

     With respect to other environmental matters, the Company has been voluntarily participating in a cooperative effort to investigate and cleanup PCB contamination in the watershed of the south branch of the Manitowoc River, at and downstream from the Company's New Holstein, Wisconsin facility. On December 29, 2004, the Company and TRC Companies and TRC Environmental Corporation (collectively, "TRC") entered into a Consent Order with the Wisconsin Department of Natural Resources (the "WDNR") relating to this effort known as the Hayton Area Remediation Project ("HARP"). The Consent Order provides a framework for the completion of the remediation and regulatory closure at HARP.

     Concurrently, on December 29, 2004, the Company and two of its subsidiaries and TRC entered into an Exit Strategy Agreement (the "Agreement"), whereby the Company transferred to TRC substantially all of its obligations to complete the HARP remediation pursuant to the Consent Order and in accordance with applicable environmental laws and regulations. TRC's obligations under the Agreement include any ongoing monitoring or maintenance requirements and certain off-site mitigation or remediation, if required. TRC will also manage any third-party remediation claims that might arise or otherwise be filed against the Company.

     As required by the Agreement, the Company also purchased a Pollution Legal Liability Select Cleanup Cost Cap Policy (the "Policy") from American International Specialty Lines Company. The term of the Policy is 20 years with an aggregate combined policy limit of $41 million. The policy lists the Company and TRC as named insureds and includes a number of first and third party coverages for remediation costs and bodily injury and property damage claims associated with the HARP remediation and contamination. The Company believes that the Policy provides additional assurance that the responsibilities, obligations, and liabilities transferred and assigned by the Company and assumed by TRC under the Agreement will be completed. Although the arrangements with TRC and the WDNR do not constitute a legal discharge or release of the Company's liabilities, the Company believes that the specific work substitution provisions of the Consent Order and the broad coverage terms of the Policy, collectively, are sufficient to satisfy substantially all of the Company's environmental obligations with respect to the HARP remediation. The total cost of the exit strategy insured remediation arrangement to Tecumseh was $16.4 million. This amount included $350,000 that was paid to the WDNR pursuant to the Consent Order to settle any alleged liabilities associated with natural resource damages. The charge represented the cost of the agreements less what was previously provided for cleanup costs to which the Company had voluntarily agreed.

     The Company, in cooperation with the WDNR, also conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At December 31, 2004, the Company had accrued $2.7 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

     In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2004 and 2003, the Company had accrued $43.3 million and $46.6 million, respectively, for environmental remediation, including $39.7 million relating to the Sheboygan River and Harbor Superfund Site. Additionally, as of December 31, 2004 and 2003, the Company had recorded a corresponding asset of $39.2 million relating to the Sheboygan River and Harbor Superfund Site in connection with its agreement with PRS. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

     The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions and asbestos-related claims, incidental to its business.

     One such lawsuit filed against the Company and other defendants alleges that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. The complaint seeks an injunction, compensatory and punitive damages, and attorneys' fees. No orders have been entered in the case, and there has been limited discovery. The Company intends to vigorously defend this case.

     Although the ultimate outcome of these matters cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management does not believe that the disposition will have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 12.  FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 2004 and 2003:

                                                          2004                2003
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     AMOUNT    VALUE     AMOUNT    VALUE
                                                    --------   ------   --------   ------
                                                                (IN MILLIONS)
Cash and cash equivalents.........................   $227.9    $227.9    $344.6    $344.6
Short-term borrowings.............................     68.8      68.8      89.6      89.6
Long-term debt....................................    317.3     316.4     327.6     326.6
Foreign currency contracts........................      1.3       1.3       0.6       0.6
Commodity contracts...............................       --       2.3        --       2.7

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

     The Company does not utilize financial instruments for trading or other speculative purposes. The Company generally does not hedge the net investment in its subsidiaries. All derivative financial instruments held at December 31, 2004 will mature within twelve months. All such instruments held at December 31, 2003 matured in 2004.

     The Company's derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are recognized on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. The Company's foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of the contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income. The Company's European subsidiaries had contracts for the sale of $16.0 million and $13.0 million at December 31, 2004 and 2003, respectively. The Brazilian subsidiaries had contracts for the sale of $37.4 million at December 31, 2004 and none at December 31, 2003.

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

     The Company uses commodity forward purchasing contracts to help control the cost of commodities (copper and aluminum) used in the production of compressor motors and components and engines. Company policy allows local managers to contract commodity forwards for a limited percentage of raw material requirements up to one year in advance. These contracts are not recorded in the balance sheet as they do not require an initial cash outlay and do not represent a liability until delivery of the commodity. Commodity forwards outstanding at December 31, 2004 and 2003 were $23.7 million and $16.1 million, respectively.

     A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse at a discount. Sold Brazilian receivable balances at December 31, 2004 and 2003 were $101.0 million and $64.5 million, respectively, and the discount rate was 7.3% in 2004 and 3.3% in 2003. The Company estimates the fair value of the contingent liability related to these receivables to be $0.8 million, which is included in operating income and allowance for doubtful accounts.

NOTE 13.  GUARANTEES AND WARRANTIES

     A provision for estimated future warranty costs is recorded when products are sold and revenue recognized. Changes in the Company's product warranty liability are as follows:

                                                                  2004
                                                              -------------
                                                              (IN MILLIONS)
Balance at January 1, 2004..................................     $ 34.0
Accruals for warranties.....................................       19.7
Settlements of warranty claims..............................      (16.7)
Effect of foreign currency translation......................        1.1
                                                                 ------
Balance at December 31, 2004................................     $ 38.1
                                                                 ======

NOTE 14.  STOCKHOLDERS' EQUITY

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

     A Shareholders' Rights Plan is in effect for each class of stock. These plans protect shareholders against unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders. The rights are not currently exercisable, but would become exercisable at an exercise price of $180 per share, subject to adjustment, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of Class B common stock. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the Class A and Class B common stock. The rights expire on August 25, 2009. As of December 31, 2004, 13,401,938 shares of Class A common stock and 5,077,746 shares of Class B common stock were reserved for future exercise under the plans.

NOTE 15.  RESTRUCTURING CHARGES, IMPAIRMENTS AND OTHER ITEMS

  2004

     2004 results were adversely impacted by a total of $21.5 million ($14.0 million net of tax or $0.77 per share) of restructuring, impairment and other charges. During the second quarter, the Company began consolidation actions affecting several of the Company's facilities in its North American Compressor and Electrical Components businesses.

     Actions within the Compressor business included moving compressor machining and assembly operations from the Company's Tecumseh, Michigan facility to its existing compressor facility located in Tupelo, Mississippi. In conjunction, aftermarket distribution operations located in Clinton, Michigan were relocated to the Tecumseh, Michigan facility. The facility consolidation was necessitated by the relocation of significant customer-base to overseas locations, which left the Company's North American Compressor operations with excess compressor manufacturing capacity.

     Approximately 300 layoffs were involved at the Tecumseh and Clinton facilities while employment increases in Tupelo were approximately one-half of those lost in Tecumseh. Charges related to the Compressor group actions for 2004 totaled $3.0 million, including $2.4 million in asset impairment charges and $0.6 million in equipment relocation costs. These actions were substantially complete as of December 31, 2004. Annual savings are expected to be approximately $6.3 million.

     Actions in the Electrical Components business included the closure of the Company's manufacturing facility in St. Clair, Missouri with gear machining operations being consolidated into the Company's Salem, Indiana facility and motor assembly operations being consolidated into the Company's Piedras Negras and Juarez, Mexico facilities. While approximately 250 employees will be affected by the shutdown at the St. Clair facility, this action will result in a net reduction of approximately 20 employees. Charges related to the Electrical Components group actions for 2004 totaled $4.5 million, including $2.7 million in asset impairment charges, $0.8 million of equipment relocation costs and $1.0 million in accrued employee related severance costs. Additional restructuring and impairment charges, estimated to be approximately $150,000 to $200,000 will be recognized during the first quarter of 2005 as the plant closure and consolidation action is completed. Accrued severance costs are expected to be paid in the first quarter of 2005. Annual savings are expected to be approximately $2.2 million.

     During the third and fourth quarters of 2004, the Company executed a program to reduce employment levels at one of the Company's Indian compressor facilities. The action affected approximately 100 employees at a cost of $1.2 million. All of these costs were paid in 2004. Annual savings are expected to be approximately $0.5 million.

     During the fourth quarter, the Company recognized a charge of $14.6 million related to environmental costs involving the Engine & Power Train Group's New Holstein, Wisconsin facility (see Note 10).

     2004 results also reflected a fourth quarter curtailment gain of $1.8 million associated with the cessation of medical benefits to hourly employees who were affected by the closing in 2003 of the Engine & Power Train Group's facility in Sheboygan Falls, Wisconsin.

  2003

     2003 results were adversely impacted by a total of $69.3 million ($55.0 million net of tax or $2.98 per share) of restructuring, impairment and other charges. During the first quarter, the Company recognized a charge of $13.6 million related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility (see Note 10).

     During the second quarter of 2003, the Company announced restructuring actions involving the Engine & Power Train business. These actions included the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities and the relocation of certain production to the new Curitiba, Brazil facility and other existing U.S. locations. As a result of these actions, the Company incurred both charges and gains, which were recognized over the second, third and fourth quarters of 2003. As of December 31, 2003, the Company had recognized $32.0 million in charges and $5.8 million in gains equaling a net charge of $26.2 million with respect to these restructuring actions. Included in the charges were approximately $7.5 million in earned severance pay and future benefit costs relating to manpower reductions, $4.2 million in plant closing and exit costs incurred through December 31, 2003, and $20.3 million in asset impairment charges for idled equipment and facilities. The amount of severance pay and future benefit costs mentioned above included $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility. The gains represented curtailment gains associated with other post-employment benefits. As of December 31, 2003, substantially all of the costs of the restructuring had been paid.

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

  2002

     2002 results were adversely impacted by $10.3 million ($6.6 million net of tax or $0.36 per share) in restructuring charges and impairment. During the fourth quarter, a charge of $5.8 million was recorded in the Engine & Power Train business. Included in the charge is $4.1 million for costs, mostly write-downs of fixed assets, associated with the relocation of engine component manufacturing, and the discontinuation of production activities at the Grafton, Wisconsin facility. Also included in the charge is $1.7 million for additional environmental cleanup costs, primarily additional past response costs levied by the EPA for its Sheboygan, Wisconsin facility. During the first quarter, a charge of $4.5 million was recorded in the Compressor business. This charge was for costs, primarily the write-off of certain unusable equipment, related to the relocation of additional rotary compressor lines from the U.S. to Brazil.

NOTE 16.  BUSINESS ACQUISITIONS

     On December 30, 2002, the Company acquired FASCO from Invensys Plc for cash of $396.6 million and the assumption of approximately $14.5 million in debt. During 2003, the Company received $14.1 million in cash for post-closing purchase price adjustments related to working capital and employee benefits. These proceeds are reflected in the Statement of Cash Flows under "Business acquisition, net of cash acquired." The results of FASCO's operations are included in the Company's statement of consolidated income for the 2004 and 2003 within the Electrical Components business segment. Resulting goodwill, as adjusted, of $216.9 million is included in the Electrical Components segment.

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

NOTE 17.  NEW ACCOUNTING STANDARDS

     On December 15, 2004 the FASB issued Statement No. 153 (SFAS 153), Exchanges of Nonmonetary Assets -- Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29). SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). In addition, the Board decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board (IASB) and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet completed its analysis of the effects of this pronouncement, but it does not believe the effects will be material.

     On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Board made the decision to clarify the meaning of the term "normal capacity'. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does have operations with idle capacity; however, while the Company has not yet calculated the effects of this pronouncement, it does not believe the effects will be material.

     FASB Staff Position No. FAS 106-2 (FSP 106-2), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides guidance on the accounting for the effects of the Act, for employers that sponsor a single-employer defined benefit postretirement health care plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent to the Medicare Part D benefit and the expected subsidy will offset or reduce the employer's share of the cost of the benefit. Additionally, the FSP requires certain disclosures addressing the effect of the federal subsidy provided by the Act. If a company concludes that its plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit, the employer should recognize the subsidy in the measurement of the accumulated post-retirement benefit obligation (APBO) under FAS 106. The resulting reduction of the APBO should be accounted for as an actuarial gain. The subsidy's reduction of the employer's share of future costs under the plan should be reflected in current-period service cost.

     The provisions of the FSP are effective for the first interim or annual period beginning after June 15, 2004 for all public companies and for all non-public companies (as defined in SFAS 87) with plans with more than 100 participants. Tecumseh Products adopted FSP 106-2 during the third quarter of 2004 and recorded the current year effect of the actuarial gain retroactively back to April 1, 2004. The total actuarial gain was $19.3 million and the current year impact was $2.2 million.

NOTE 18.  QUARTERLY FINANCIAL DATA -- UNAUDITED

                                                       QUARTER
                                         ------------------------------------
                                         FIRST    SECOND(A)   THIRD    FOURTH    TOTAL
                                         ------   ---------   ------   ------   --------
                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
2004
  Net sales............................  $477.0    $484.2     $478.6   $471.9   $1,911.7
  Gross profit.........................    55.5      60.2       73.2     38.0      226.9
  Net income (loss)....................     6.4       4.6       12.3    (13.2)      10.1
                                         ======    ======     ======   ======   ========
  Basic and diluted earnings (loss) per
     share.............................  $ 0.34    $ 0.25     $ 0.67   $(0.71)  $   0.55
                                         ======    ======     ======   ======   ========
2003
  Net sales............................  $473.9    $482.3     $438.5   $424.3   $1,819.0
  Gross profit.........................    45.4      35.7       62.1     19.0      162.2
  Net income (loss)....................     2.4      (6.5)      19.0    (14.8)  $    0.1
                                         ======    ======     ======   ======   ========
  Basic and diluted earnings (loss) per
     share.............................  $ 0.13    $(0.35)    $ 1.03   $(0.80)  $   0.01
                                         ======    ======     ======   ======   ========

---------------

(a) Second quarter 2004 data has been restated from amounts previously reported in the Company's Quarterly Report on Form 10-Q to reflect the retroactive treatment from the adoption of FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. Net income increased by $0.6 million in comparison to amounts previously reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no reportable disagreements with our accountants on accounting or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2004, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004 because of the material weakness discussed below. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     The management of the Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making its assessment, management used the criteria described in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the segregation of duties over certain system access controls as well as security over user access rights to certain financial application systems which could affect accounts receivable and revenue, inventory and cost of goods sold, and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrate an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of user access to financial application programs and data. Individually, these deficiencies were evaluated as representing a more than remote likelihood that a misstatement that is more than inconsequential, but less than material, could occur. However, these deficiencies could affect the financial statement accounts. These control deficiencies did not result in adjustments to the 2004 annual or interim consolidated financial statements. However, these control deficiencies, when aggregated, could result in a misstatement to the financial statement accounts, resulting in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness.

     Because of the material weakness referred to above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control -- Integrated Framework issued by COSO.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report on Form 10-K.

MATERIAL WEAKNESS REMEDIATION PLANS

     The Company is highly decentralized, and its operations consist of individual business units ranging in size from $3 million to over $400 million in sales. For the most part, each business unit uses its own hardware and software to conduct its operations and process transactions. Over the next two years, the Company is implementing a common, global ERP system that will reduce the number of data processing centers. The system implementation includes improved controls over access to financial application programs and data, independent monitoring of users having unrestricted access to financial application programs and data, and provides for improved segregation of duties. The first business went live March 1, 2005 and five additional business unit locations are expected to go live in 2005.

     During the period the system is being implemented, the Company has and will continue to implement additional controls to remediate this material weakness. These controls include, but are not limited to, additional levels of reviews of transactions, additional reviews of changes to financial applications and data by those with access to both, and reassignment of responsibilities to provide for better segregation of duties.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     As noted above, the Company is in the process of implementing a new global ERP system. Location implementations began in the first quarter of 2005 and will continue every quarter over the next two years. During this time period, there will be significant changes in internal controls over financial reporting at the operations affected. The Company believes it has designed adequate controls into the new system and will begin testing their application at each location shortly after their respective go-live dates.

     There have been no changes in the Company's internal controls over financial reporting, other than those noted above, that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS AND PROCEDURES

     Management of the Company, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

     In addition, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with policies and procedures included in such controls may deteriorate.

ITEM 9B.  OTHER INFORMATION

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the captions "Proposal 1: Election of Directors" and "Audit Committee" in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption "Appendix A -- Share Ownership -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Appendix B -- Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors -- Director Compensation" in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Appendix A -- Share Ownership" in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the caption "Appendix D -- Audit and Non-Audit Fees" in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) and (2) Financial Statements

     See "Financial Statements"

     (3) See Index to Exhibits (See Item 15 (b), below)

     (b) Exhibits

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
    2          Not applicable

    3.1        Restated Articles of Incorporation of Tecumseh Products
               Company (incorporated by reference to Exhibit(3) to registrant's Annual Report on Form 10-K for the year ended
               December 31, 1991, File No. 0-452)

    3.2        Certificate of Amendment to the Restated Articles of
               Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit B-5 to registrant's Form 8 Amendment
               No. 1 dated April 22, 1992 to Form 10 Registration Statement dated April 24, 1965, File No. 0-452)

    3.3        Certificate of Amendment to the Restated Articles of
               Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit(4)(c) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No.
               0-452)

    3.4 Amended and Restated Bylaws of Tecumseh Products Company as amended through February 23, 2005 (incorporated by reference to Exhibit 3.1 to registrant's Form 8-K, filed February 24,
               2005, File No. 0-452)

    4.1        Note Purchase Agreement dated March 5, 2003 by and among
               Tecumseh Products Company and certain Purchasers listed therein (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed March 7, 2003,
               File No. 0-452)

    4.2 Guaranty Agreement dated March 5, 2003 made by certain subsidiaries of Tecumseh Products Company in favor of the Purchasers of the Notes (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed
               March 7, 2003, File No. 0-452)

    4.3 Form of Note (incorporated by reference to Exhibit 4.3 to registrant's Current Report on Form 8-K filed March 7, 2003,
               File No. 0-452)
               Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Commission upon request

   10.1 Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated
               April 22, 1992 to Form 8-A registering Common Stock Purchase
               Rights dated January 23, 1991, File No. 0-452)

   10.2        Amendment No. 1 to Amended and Restated Class B Rights
               Agreement (incorporated by reference to Exhibit 4 to Form 8
               Amendment No. 2 dated October 2, 1992 to Form 8-A registering Common Stock Purchase Rights dated January 23,
               1991, File No. 0-452)

   10.3        Amendment No. 2 to Amended and Restated Class B Rights
               Agreement (incorporated by reference to Exhibit 4 to Form
               8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A registering Common Stock Purchase Rights dated January 23,
               1991, File No. 0-452)

   10.4        Amendment No. 3 to Amended and Restated Class B Rights
               Agreement (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K as filed August 26,
               1999, File No. 0-452)

   10.5        Amendment No. 4 to Amended and Restated Class B Rights
               Agreement, dated as of August 22, 2001, between Tecumseh
               Products Company and State Street Bank and Trust Company,
               N.A., as successor Class B Rights Agent (incorporated by reference to Exhibit 4.4 to Form 8-A/A Amendment No. 5 dated
               September 19, 2001 to Form 8-A registering Common Stock
               Purchase Rights dated January 23, 1991, File No. 0-452)

   10.6        Amendment No. 5 to Amended and Restated Class B Rights
               Agreement, dated as of July 15, 2002, between Tecumseh products Company, State Street Bank and Trust Company, N.A.
               as the existing agent, and Equiserve Trust Company, N.A. as successor Class B Rights Agent (incorporated by reference to
               Exhibit 10.6 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

   10.7        Class A Rights Agreement (incorporated by reference to
               Exhibit 4 to Form 8-A registering Class A Common Stock
               Purchase Rights dated April 22, 1992, File No. 0-452)

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------

   10.8 Amendment No. 1 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated
               October 2, 1992 to Form 8-A registering Class A Common Stock
               Purchase Rights dated April 22, 1992, File No. 0-452)

   10.9 Amendment No. 2 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A/A Amendment No. 2 dated
               June 22, 1993 to Form 8-A registering Class A Common Stock
               Purchase Rights dated April 22, 1992, File No. 0-452)

   10.10 Amendment No. 3 to Class A Rights Agreement (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed August 26, 1999, File No. 0-452)

   10.11       Amendment No. 4 to Class A Rights Agreement dated as of
               August 22, 2001, between Tecumseh products Company and State
               Street Bank and Trust Company, N.A., as successor Class A
               Rights Agent (incorporated by reference to Exhibit 4.4 to
               Form 8-A/A Amendment No. 4 dated September 19, 2001 to Form
               8-A registering Class A Common Stock Purchase Rights dated
               April 22, 1992, File No. 0-452)

   10.12       Amendment No. 5 to Class A Rights Agreement, dated as of
               July 15, 2002, between Tecumseh products Company, State
               Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class A
               Rights Agent (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended
               December 31, 2002, File No. 0-452)

   10.13 Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant's Annual Report on Form
               10-K for the year ended December 31, 1992, File No. 0-452)

   10.14       Management Incentive Plan, as amended through November 22,
               1995 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(h) to registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-452)

   10.15       Amendment No. 3 to Management Incentive Plan, adopted
               January 22, 1997 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
               (10)(i) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-452)

   10.16       Amendment No. 4 to Management Incentive Plan effective
               January 1, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended
               December 31, 1999, File No. 0-452)

   10.17       Amendment No. 5 to Management Incentive Plan effective
               November 22, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-452)

   10.18 Amended and Restated Supplemental Executive Retirement Plan effective June 27, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
               10.16 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-452)

   10.19       Amendment No. 1 to the Supplemental Executive Retirement
               Plan adopted September 26, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.17 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, , File No. 0-452)

   10.20 Outside Directors' Voluntary Deferred Compensation Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(k) to registrant's Annual Report on Form
               10-K for the year ended December 31, 1998, File No. 0-452)

   10.21       Amendment No. 1 to Outside Directors' Voluntary Deferred
               Compensation Plan adopted August 28, 2002 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.21 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No.
               0-452)

   10.22 Amended and Restated Voluntary Deferred Compensation Plan effective November 28, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.19 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-452)

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------

   10.23       Amendment No. 1 to Amended and Restated Voluntary Deferred
               Compensation Plan adopted September 25, 2002 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.23 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No.
               0-452)

   10.24 Director Retention Phantom Stock Plan as amended and restated November 27, 2002 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.25 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

   10.25       Liability Transfer and Assumption Agreement for Sheboygan
               River and Harbor Superfund Site dated March 25, 2003, by and between Tecumseh Products Company and Pollution Risk
               Services, LLC (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed April 9, 2003,
               File No. 0-452)

   10.26* Consent order entered into on December 9, 2004 with Wisconsin Department of Natural Resources and TRC Companies,
               Inc.

   10.27*      Exit Strategy Agreement dated December 29, 2004 with TRC
               Companies, Inc.

   11          Not applicable

   12          Not applicable

   13          Not applicable

   16          Not applicable

   18          Not applicable

   21*         Subsidiaries to the Company

   22          Not applicable

   23          Not applicable

   24*         Power of Attorney

   31.1*       Certification of Chairman, President and Chief Executive
               Officer pursuant to Rule 13a-14(a).

   31.2*       Certification of Chief Financial Officer pursuant to Rule
               13a-14(a).

   32.1*       Certification of Chairman, President and Chief Executive
               Officer pursuant to Rule 13a-14(b) and Section 1350 of
               Chapter 63 of Title 18 of the United States Code.

   32.2*       Certification of Chief Financial Officer pursuant to Rule
               13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the
               United States Code.

---------------

* Filed herewith

     (c) Financial Statement Schedules

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

Date: March 15, 2005

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

              SIGNATURE                                OFFICE                 DATE OF SIGNING
              ---------                                ------                 ---------------

         /s/ TODD W. HERRICK                  Chairman of the Board of        March 15, 2005
--------------------------------------      Directors, President, Chief
           Todd W. Herrick                  Executive Officer (Principal
                                                 Executive Officer)


        /s/ JAMES S. NICHOLSON             Vice President, Treasurer and      March 15, 2005
--------------------------------------   Chief Financial Officer (Principal
          James S. Nicholson             Accounting and Principal Financial
                                                      Officer)


                  *                                   Director                March 15, 2005
--------------------------------------
            Peter M. Banks


                  *                                   Director                March 15, 2005
--------------------------------------
           Jon E. Barfield


                  *                                   Director                March 15, 2005
--------------------------------------
          J. Russell Fowler


                  *                                   Director                March 15, 2005
--------------------------------------
          Virginia A. Kamsky


                  *                                   Director                March 15, 2005
--------------------------------------
            Albert A. Koch


                  *                                   Director                March 15, 2005
--------------------------------------
           David M. Risley


 *By:       /s/ JAMES S. NICHOLSON
        ------------------------------
              James S. Nicholson
               Attorney-in-Fact

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
    2          Not applicable

    3.1        Restated Articles of Incorporation of Tecumseh Products
               Company (incorporated by reference to Exhibit(3) to registrant's Annual Report on Form 10-K for the year ended
               December 31, 1991, File No. 0-452)

    3.2        Certificate of Amendment to the Restated Articles of
               Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit B-5 to registrant's Form 8 Amendment
               No. 1 dated April 22, 1992 to Form 10 Registration Statement dated April 24, 1965, File No. 0-452)

    3.3        Certificate of Amendment to the Restated Articles of
               Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit(4)(c) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No.
               0-452)

    3.4 Amended and Restated Bylaws of Tecumseh Products Company as amended through February 23, 2005 (incorporated by reference to Exhibit 3.1 to registrant's Form 8-K, filed February 24,
               2005, File No. 0-452)

    4.1        Note Purchase Agreement dated March 5, 2003 by and among
               Tecumseh Products Company and certain Purchasers listed therein (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-Kfiled March 7, 2003,
               File No. 0-452)

    4.2 Guaranty Agreement dated March 5, 2003 made by certain subsidiaries of Tecumseh Products Company in favor of the Purchasers of the Notes (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed
               March 7, 2003, File No. 0-452)

    4.3 Form of Note (incorporated by reference to Exhibit 4.3 to registrant's Current Report on Form 8-K filed March 7, 2003,
               File No. 0-452)
               Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Commission upon request

   10.1 Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated
               April 22, 1992 to Form 8-A registering Common Stock Purchase
               Rights dated January 23, 1991, File No. 0-452)

   10.2        Amendment No. 1 to Amended and Restated Class B Rights
               Agreement (incorporated by reference to Exhibit 4 to Form 8
               Amendment No. 2 dated October 2, 1992 to Form 8-A registering Common Stock Purchase Rights dated January 23,
               1991, File No. 0-452)

   10.3        Amendment No. 2 to Amended and Restated Class B Rights
               Agreement (incorporated by reference to Exhibit 4 to Form
               8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A registering Common Stock Purchase Rights dated January 23,
               1991, File No. 0-452)

   10.4        Amendment No. 3 to Amended and Restated Class B Rights
               Agreement (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K as filed August 26,
               1999, File No. 0-452)

   10.5        Amendment No. 4 to Amended and Restated Class B Rights
               Agreement, dated as of August 22, 2001, between Tecumseh
               Products Company and State Street Bank and Trust Company,
               N.A., as successor Class B Rights Agent (incorporated by reference to Exhibit 4.4 to Form 8-A/A Amendment No. 5 dated
               September 19, 2001 to Form 8-A registering Common Stock
               Purchase Rights dated January 23, 1991, File No. 0-452)

   10.6        Amendment No. 5 to Amended and Restated Class B Rights
               Agreement, dated as of July 15, 2002, between Tecumseh products Company, State Street Bank and Trust Company, N.A.
               as the existing agent, and Equiserve Trust Company, N.A. as successor Class B Rights Agent (incorporated by reference to
               Exhibit 10.6 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

   10.7        Class A Rights Agreement (incorporated by reference to
               Exhibit 4 to Form 8-A registering Class A Common Stock
               Purchase Rights dated April 22, 1992, File No. 0-452)

   10.8 Amendment No. 1 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated
               October 2, 1992 to Form 8-A registering Class A Common Stock
               Purchase Rights dated April 22, 1992, File No. 0-452)

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------

   10.9 Amendment No. 2 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A/A Amendment No. 2 dated
               June 22, 1993 to Form 8-A registering Class A Common Stock
               Purchase Rights dated April 22, 1992, File No. 0-452)

   10.10 Amendment No. 3 to Class A Rights Agreement (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed August 26, 1999, File No. 0-452)

   10.11       Amendment No. 4 to Class A Rights Agreement dated as of
               August 22, 2001, between Tecumseh products Company and State
               Street Bank and Trust Company, N.A., as successor Class A
               Rights Agent (incorporated by reference to Exhibit 4.4 to
               Form 8-A/A Amendment No. 4 dated September 19, 2001 to Form
               8-A registering Class A Common Stock Purchase Rights dated
               April 22, 1992, File No. 0-452)

   10.12       Amendment No. 5 to Class A Rights Agreement, dated as of
               July 15, 2002, between Tecumseh products Company, State
               Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class A
               Rights Agent (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended
               December 31, 2002, File No. 0-452)

   10.13 Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant's Annual Report on Form
               10-K for the year ended December 31, 1992, File No. 0-452)

   10.14       Management Incentive Plan, as amended through November 22,
               1995 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(h) to registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-452)

   10.15       Amendment No. 3 to Management Incentive Plan, adopted
               January 22, 1997 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
               (10)(i) to registrant's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-452)

   10.16       Amendment No. 4 to Management Incentive Plan effective
               January 1, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended
               December 31, 1999, File No. 0-452)

   10.17       Amendment No. 5 to Management Incentive Plan effective
               November 22, 2000 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-452)

   10.18 Amended and Restated Supplemental Executive Retirement Plan effective June 27, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
               10.16 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-452)

   10.19       Amendment No. 1 to the Supplemental Executive Retirement
               Plan adopted September 26, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.17 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, , File No. 0-452)

   10.20 Outside Directors' Voluntary Deferred Compensation Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(k) to registrant's Annual Report on Form
               10-K for the year ended December 31, 1998, File No. 0-452)

   10.21       Amendment No. 1 to Outside Directors' Voluntary Deferred
               Compensation Plan adopted August 28, 2002 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.21 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No.
               0-452)

   10.22 Amended and Restated Voluntary Deferred Compensation Plan effective November 28, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.19 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-452)

   10.23       Amendment No. 1 to Amended and Restated Voluntary Deferred
               Compensation Plan adopted September 25, 2002 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.23 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No.
               0-452)

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------

   10.24 Director Retention Phantom Stock Plan as amended and restated November 27, 2002 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.25 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

   10.25       Liability Transfer and Assumption Agreement for Sheboygan
               River and Harbor Superfund Site dated March 25, 2003, by and between Tecumseh Products Company and Pollution Risk
               Services, LLC (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed April 9, 2003,
               File No. 0-452)

   10.26* Consent order entered into on December 9, 2004 with Wisconsin Department of Natural Resources and TRC Companies,
               Inc.

   10.27*      Exit Strategy Agreement dated December 29, 2004 with TRC
               Companies, Inc.

   11          Not applicable

   12          Not applicable

   13          Not applicable

   16          Not applicable

   18          Not applicable

   21*         Subsidiaries to the Company

   22          Not applicable

   23          Not applicable

   24*         Power of Attorney

   31.1*       Certification of Chairman, President and Chief Executive
               Officer pursuant to Rule 13a-14(a).

   31.2*       Certification of Chief Financial Officer pursuant to Rule
               13a-14(a).

   32.1*       Certification of Chairman, President and Chief Executive
               Officer pursuant to Rule 13a-14(b) and Section 1350 of
               Chapter 63 of Title 18 of the United States Code.

   32.2*       Certification of Chief Financial Officer pursuant to Rule
               13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the
               United States Code.

---------------

* Filed herewith

(c) Financial Statement Schedules

None