Form 10-Q
period 2005-03-31
TECUMSEH PRODUCTS CO
filed 2005-05-06
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES EXCHANGE ACT of 1934
      For the quarterly period ended March 31, 2005

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

    Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class of Stock                        Outstanding at March 31, 2005
-------------------------------------            -----------------------------
Class B Common Stock, $1.00 par value                        5,077,746
Class A Common Stock, $1.00 par value                       13,401,938

                                TABLE OF CONTENTS

                                                                                  Page
Part I. Financial Information
      Item 1. Financial Statements
           Consolidated Condensed Balance Sheets................................    3
           Consolidated Condensed Statements of Income..........................    4
           Consolidated Condensed Statements of Cash Flows......................    5
           Notes to Consolidated Condensed Financial Statements.................    6
      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................   13
      Item 3. Quantitative and Qualitative Disclosures About Market Risk........   18
      Item 4. Controls and Procedures...........................................   19
Part II. Other Information......................................................   21
      Item 6. Exhibits and Reports on Form 8-K..................................   21
Signatures......................................................................   22
Certification of CEO Pursuant to Section 302....................................   Exh 31.1
Certification of CFO Pursuant to Section 302....................................   Exh 31.2
Certification of CEO Pursuant to Section 906....................................   Exh 32.1
Certification of CFO Pursuant to Section 906....................................   Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                           MARCH 31,      December 31,
(Dollars in millions, except share data)                                     2005             2004
                                                                           ---------      ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                               $    85.5      $      227.9
   Accounts receivable, less allowance for doubtful accounts
     of $11.7 in 2005 and $11.0 in 2004                                        246.1             220.4
   Inventories                                                                 431.4             394.2
   Deferred and recoverable income taxes                                        36.3              36.9
   Other current assets                                                         76.3              47.8
                                                                           ---------      ------------
         Total current assets                                                  875.6             927.2

Property, plant, and equipment, at cost, net of accumulated
 depreciation of $935.7 in 2005 and $933.1 in 2004                             553.1             554.8
Goodwill                                                                       242.8             243.5
Other intangibles                                                               61.2              62.4
Deferred income taxes                                                           29.2              29.6
Prepaid pension expense                                                        175.3             171.9
Other assets                                                                    80.0              73.4
                                                                           ---------      ------------
         Total assets                                                      $ 2,017.2      $    2,062.8
                                                                           =========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                 $   194.5      $      178.1
   Income taxes payable                                                          4.5               5.4
   Short-term borrowings                                                        89.2              68.8
   Accrued liabilities                                                         134.9             169.2
                                                                           ---------      ------------
         Total current liabilities                                             423.1             421.5

Long-term debt                                                                 251.8             317.3
Deferred income taxes                                                            7.5               8.0
Other postretirement benefit liabilities                                       210.6             210.7
Product warranty and self-insured risks                                         20.2              21.2
Accrual for environmental matters                                               40.7              41.3
Pension liabilities                                                             23.7              24.5
Other non-current liabilities                                                   38.4                 -
                                                                           ---------      ------------
         Total liabilities                                                   1,016.0           1,044.5
                                                                           ---------      ------------
Commitments and contingencies
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000 shares;
     issued and outstanding 13,401,938 shares in 2005 and 2004                  13.4              13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares;
     issued and outstanding 5,077,746 shares in 2005 and 2004                    5.1               5.1
   Retained earnings                                                         1,023.7           1,041.9
   Accumulated other comprehensive loss                                        (41.0)            (42.1)
                                                                           ---------      ------------
         Total stockholders' equity                                          1,001.2           1,018.3
                                                                           ---------      ------------
         Total liabilities and stockholders' equity                        $ 2,017.2      $    2,062.8
                                                                           =========      ============

   The accompanying notes are an integral part of these Consolidated Condensed
                              Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
(Dollars in millions, except share data)                        2005       2004
                                                              --------    -------
Net sales                                                      $ 464.4    $ 477.0
   Cost of sales and operating expenses                          430.6      421.5
   Selling and administrative expenses                            48.1       44.7
   Restructuring charges, impairments and other items              0.1        ---
                                                              --------    -------
Operating income (loss)                                          (14.4)      10.8
   Interest expense                                               (7.7)      (5.6)
   Interest income and other, net                                  3.3        4.6
                                                              --------    -------
Income (loss) before taxes                                       (18.8)       9.8
   Tax provision (benefit)                                        (6.4)       3.4
                                                              --------    -------
Net income (loss)                                             ($  12.4)   $   6.4
                                                              ========    =======

   Basic and diluted earnings (loss) per share                ($  0.67)   $  0.34
                                                              ========    =======

Weighted average shares (in thousands)                          18,480     18,480
                                                              ========    =======

Cash dividends declared per share                              $  0.32    $  0.32
                                                              ========    =======

   The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
(Dollars in millions)                            2005      2004
                                              --------   --------
Cash Flows from Operating Activities:
           Cash used in operating activities  ($  67.4)  ($   3.8)

Cash Flows from Investing Activities:
   Capital expenditures                          (28.7)     (12.1)
                                              --------   --------
           Cash used in investing activities     (28.7)     (12.1)
                                              --------   --------

Cash Flows from Financing Activities:
   Dividends paid                                 (5.9)      (5.9)
   Proceeds from borrowings, net                   8.5        0.8
   Repayments of long-term debt                  (50.0)       ---
                                              --------   --------
           Cash used in financing activities     (47.4)      (5.1)
                                              --------   --------

Effect of exchange rate changes on cash            1.1       (1.5)
                                              --------   --------

   Decrease in cash and cash equivalents        (142.4)     (22.5)

Cash and Cash Equivalents:
           Beginning of period                   227.9      344.6
                                              --------   --------
           End of period                       $  85.5    $ 322.1
                                              ========   ========

  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated condensed financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The December 31, 2004 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP"). The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 2004. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

2.    Comprehensive Income

                                                 THREE MONTHS
                                                     ENDED
                                                   MARCH 31,
(Dollars in millions)                          2005      2004
                                              ------   --------
Net income (loss)                             ($12.4)  $    6.4
Other comprehensive income (loss):
   Foreign currency translation adjustments     (6.5)      (2.2)
   Gain (Loss) on derivatives                    3.9       (0.2)
   Unrealized gain on investment holdings        3.8          -
                                              ------   --------

Total comprehensive income (loss)             ($11.2)  $    4.0
                                              ======   ========

3.    Inventories

                                                   MARCH 31,  DECEMBER 31,
(Dollars in millions)                                 2005        2004
                                                   ---------  ------------
Raw material                                       $   171.0  $      169.3
Work in progress                                        95.6          82.1
Finished goods                                         151.2         130.0
Supplies                                                13.6          12.8
                                                   ---------  ------------

Total inventories                                  $   431.4  $      394.2
                                                   =========  ============

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

4.    Business Segments

      The Company has four reportable segments based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, Engine & Power Train Products, and Pump Products. Revenues and operating income by segment for the periods indicated are as follows:


                                                        THREE MONTHS ENDED
BUSINESS SEGMENT DATA                                        MARCH 31,
      (Dollars in millions)                               2005      2004
                                                        -------    ------
Net sales:
   Compressor Products                                   $241.0    $211.9
   Electrical Component Products                          100.2     107.0
   Engine & Power Train Products                           94.9     124.3
   Pump Products                                           27.9      33.4
   Other (a)                                                0.4       0.4
                                                        -------    ------
          Total Net Sales                                $464.4    $477.0
                                                        =======    ======
Operating income (loss):
   Compressor Products                                   $  8.6    $ 11.9
   Electrical Component Products                           (1.1)      3.4
   Engine & Power Train Products                          (20.9)     (2.9)
   Pump Products                                            2.3       3.3
   Other (a)                                               (0.9)     (0.9)
   Corporate expenses                                      (2.3)     (4.0)
   Restructuring charges, impairments and other items      (0.1)      ---
                                                        -------    ------
          Total operating income (loss)                   (14.4)     10.8
   Interest expense                                        (7.7)     (5.6)
   Interest income and other, net                           3.3       4.6
                                                        -------    ------
  Income (Loss) before taxes                            ($ 18.8)   $  9.8
                                                        =======    ======

(a) "Other" consists of non-reportable business segments, primarily Manufacturing Data Systems, Inc.

The Electrical Component Products segment had inter-segment sales $16.7 million and $15.2 million in 2005 and 2004, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.    Goodwill and Other Intangible Assets

      At March 31, 2005, goodwill by segment consisted of Electrical Components
      - $216.9 million, Compressors - $18.0 million, Pumps - $5.1 million, and Engine & Power Train - $2.8 million. All fluctuations from year end balances are a result of currency translation.

      Other intangible assets consisted of the following:

                                                  GROSS
                                                CARRYING   ACCUMULATED         AMORTIZABLE
                                                 AMOUNT   AMORTIZATION   NET      LIFE
                                                --------  ------------  -----  -----------
Intangible assets subject to amortization:
   Two year non-compete agreement               $   15.0    $   15.0    $ ---      2 years
   Customer relationships and contracts             39.3         6.0     33.3   6-15 years
   Technology                                       15.4         4.9     10.5   3-10 years
   Trade-name and trademarks                         0.9         0.4      0.5    3-8 years
                                                --------    --------    -----
         Total                                      70.6        26.3     44.3
Intangible assets not subject to amortization:
     Trade name                                     16.9           -     16.9
                                                --------    --------    -----
Total intangible assets                         $   87.5    $   26.3    $61.2
                                                ========    ========    =====

      The estimated amortization expense over the next five years is $5.0 million for 2005 and approximately $5.0 million annually for 2006 through 2009. Amortization expense for the three months ended March 31, 2005 was $1.3 million compared to $3.1 million for the three months ended March 31, 2004.

      The results for the quarter within certain of our businesses were below the forecasts utilized in testing goodwill for impairment at December 31, 2004. While the Company expects results in the second quarter to continue to lag those forecasts, it is the forecasted results for the second half of the year and subsequent years that remain key to the Company's impairment test. While management does not believe the business decline experienced during the first quarter will have a permanence which would represent a triggering event for interim evaluation of the recoverability of goodwill, further deterioration of results below revised forecasts for the second quarter may require the Company to conduct an impairment test during the second quarter 2005 (outside of the annual testing date of December 31) with a better view of the impact of the Company's cost cutting activities, pricing actions, and possibly revised discount rates. While the Company has not begun any further impairment testing at this time, an impairment loss could result during the second quarter of 2005, if such an analysis is warranted. It is not reasonably possible to estimate the amount of impairment, if any; however, such loss could be material.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

6.    Pension and Other Postretirement Benefit Plans

      Components of net periodic benefit (income) cost for the three months ended March 31:

                                       PENSION BENEFITS   OTHER BENEFITS
                                       ----------------   --------------
                                        2005       2004    2005    2004
                                      -------     -----   -----   ------
Service Cost                           $ 2.3      $ 2.2   $ 1.3   $  1.1
Interest Cost                            5.4        5.4     2.8      2.8
Expected return on plan assets         (10.5)     (10.5)      -        -
Amortization of prior service costs      0.1        0.3    (0.3)    (0.3)
Amortization of net (gain) loss         (0.6)      (1.1)   (0.8)    (1.0)
                                      ------     ------   -----   ------

Net periodic benefit (income) cost    ($ 3.3)    ($ 3.7)  $ 3.0   $  2.6
                                      ======     ======   =====   ======

      The Company previously disclosed in its financial statements for the year ended December 2004, that it expected to contribute $0.1 million to one of its pension plans in 2005. As of March 31, 2005, no contributions have been made. The Company presently anticipates contributing a total of $0.1 million to fund this pension plan in 2005.

7.    Guarantees and Warranties

      A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian receivables sold at March 31, 2005 and December 31, 2004 were $76.1 million and $101.0 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $1.3 million, which is included in operating income and allowance for doubtful accounts.

      A provision for estimated future warranty costs and estimated returns for credit relating to warranty are recorded when products are sold and revenue recognized. A reconciliation of the changes in the Company's product warranty liability follows:

                                              Three Months Ended
(Dollars in millions)                           March 31, 2005
                                              ------------------
Balance at January 1, 2005                          $38.1
    Accruals for warranties                           2.6
    Settlements made (in cash or in kind)            (5.5)
    Effect of foreign currency translation           (0.3)
                                                    -----

Balance at March 31, 2005                           $34.9
                                                    =====

8.    Environmental Matters

      The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. In May 2000, the EPA issued a Record of Decision ("ROD") selecting the remedy for the Site. The Company is one of several named PRP's in the proposed cleanup

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

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

      On March 25, 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of the Company's responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, the Company purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. The Company believes such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. On October 10, 2003, in conjunction with the Liability Transfer Agreement, the Company completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.

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

      The Company, in cooperation with the WDNR, also conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At March 31, 2005, the Company had accrued $2.3 million for the total estimated cost

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

      associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

      The Company and TRC Companies and TRC Environmental Corporation (collectively, "TRC") entered into a Consent Order with the Wisconsin Department of Natural Resources (the "WDNR") on December 29, 2004 relating to the Hayton Area Remediation Project ("HARP") downstream from the Company's New Holstein, Wisconsin facility. The Consent Order provides a framework for the completion of the remediation and regulatory closure at HARP.

      Concurrent to entering into the Consent Order, the Company and two of its subsidiaries and TRC entered into an Exit Strategy Agreement (the "Agreement"), whereby the Company transferred to TRC substantially all of its obligations to complete the HARP remediation pursuant to the Consent Order and in accordance with applicable environmental laws and regulations. As required by the Agreement, the Company purchased a Pollution Legal Liability Select Cleanup Cost Cap Policy (the "Policy"). The Company believes that the Policy provides additional assurance that the responsibilities, obligations, and liabilities transferred and assigned by the Company and assumed by TRC under the Agreement will be completed. Although the arrangements with TRC and the WDNR do not constitute a legal discharge or release of the Company's liabilities, the Company believes that the specific work substitution provisions of the Consent Order and the broad coverage terms of the Policy, collectively, are sufficient to satisfy substantially all of the Company's environmental obligations with respect to the HARP remediation.

      In addition to the above-mentioned environmental matters, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At March 31, 2005 and December 31, 2004, the Company had accrued $42.7 million and $43.3 million, respectively, for environmental remediation, including $39.7 million relating to the Sheboygan River and Harbor Superfund Site. Additionally, as of March 31, 2005 and December 31, 2004, the Company had recorded a corresponding asset of $39.2 million relating to the Sheboygan River and Harbor Superfund Site in connection with its agreement with PRS. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

9.    Income Taxes

      The Company recorded an income tax benefit of $6.4 million on the loss before taxes of $18.8 million for the first quarter of 2005 compared to providing $3.4 million on profit before taxes of $9.8 million in the first quarter of 2004. The current quarter benefit was computed by applying the estimated annual effective tax rate against income (loss) before income taxes for the period on a tax jurisdiction by tax jurisdiction basis. The resulting effective tax rate reflects the recording of deferred tax assets related to losses in certain jurisdictions where evidence indicates it is more likely than not that we will realize these assets, offset by losses in jurisdictions for which no benefits are recorded based on the preponderance of negative evidence and other jurisdictions where we expect to be a tax payer. The effective tax rate in future periods may vary based upon

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

      changes in the mix of profitability between the jurisdictions where benefits on losses are not provided versus other jurisdictions where provisions and benefits were recognized. In addition, circumstances could change such that additional valuation allowances may become necessary on deferred tax assets in various jurisdictions.

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

11.   New Accounting Standards

      On December 15, 2004 the FASB issued Statement No. 153 (SFAS 153), Exchanges of Nonmonetary Assets - Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29). SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance (as defined). In addition, the Board decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board (IASB) and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet completed its analysis of the effects of this pronouncement, but it does not believe the effects will be material.

      On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Board made the decision to clarify the meaning of the term `normal capacity'. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does have operations with idle capacity; however, while the Company has not yet calculated the effects of this pronouncement, it does not believe the effects will be material.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net loss for the first quarter of 2005 amounted to $12.4 million or $0.67 per share compared to income of $6.4 million or $0.34 per share in the first quarter of 2004. Operating results were lower than the prior year period across all business segments, with the most substantial decline in the Company's Engine & Power Train business. In general, lower operating results were attributable to lower sales, higher commodity and other input costs in excess of price increases, and unfavorable foreign currency exchange rate changes.

Consolidated net sales in the first quarter of 2005 decreased to $464.4 million from $477.0 million in 2004. Excluding an increase in sales due to the effects of currency fluctuation of $13.3 million, sales in the first quarter of 2005 declined by $25.9 million primarily due to the Engine & Power Train business, where sales volumes were lower in North America, and to a lesser extent, Europe. Sales volume declines were also experienced in the Electrical Components and Pumps segments.

Compressor Products

First quarter 2005 sales in the Company's compressor business increased to $241.0 million from $211.9 million in the first quarter of 2004. The increase over the comparable quarter from the prior year was mainly attributable to higher sales of compressor products sold into the original equipment markets for residential refrigerators and freezers, that are primarily manufactured by the Company in its Brazil and India facilities. Additional sales improvements came from continued growth in Indian export sales of compressors used in room air conditioning. The effects of foreign currency translation increased sales by $11.4 million.

Compressor business operating income for the first quarter of 2005 amounted to $8.6 million compared to $11.9 million in the first quarter of 2004. The decrease in operating income for the first quarter of 2005 versus the comparable 2004 quarter reflected higher commodity and other input costs in excess of pricing recoveries and the effects of a weaker U.S. Dollar.

Electrical Component Products

Electrical Components business sales were $100.2 million in the first quarter of 2005 compared to $107.0 million in the first quarter of 2004. Volume declines in residential and commercial aftermarket, blower, gear motor and actuator sales were slightly offset by higher sales in the Asian region, mostly attributable to the effects of foreign currency translation. Most of the volume declines were due to fourth quarter purchases ahead of the January price increase and reduced customer demand in response to the price increase.

Electrical Components operating loss for the first quarter of 2005 amounted to $1.1 million compared to income of $3.4 million in the first quarter of 2004. The decline in operating income largely resulted from lower sales volumes, higher commodity costs in excess of pricing recoveries, and unanticipated operational inefficiencies related to the closure of the St. Clair facility, partially offset by lower amortization of intangible assets.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engine & Power Train Products

Engine & Power Train business sales amounted to $94.9 million in the first quarter of 2005 compared to $124.3 million in the first quarter of 2004. The decline in sales for the first quarter was primarily the result of the loss of business on walk behind rotary lawn applications with a single customer and other reductions in walk behind volume. The loss of business on applications with the single customer was related to activity largely planned for delivery in the first quarter and should not have a significant impact on the remainder of the year.

Engine & Power Train business operating loss in the first quarter of 2005 amounted to $20.9 million compared to a loss of $2.9 million in the first quarter of 2004. The decline in first quarter results reflected loss of volume, increases in commodity, transportation and tooling costs, and additional warranty response and expediting costs primarily due to a quality issue at a transmission business customer. Continued reductions in profitability in Europe also contributed to the increase in the first quarter loss.

Engine & Power Train losses in the first quarter were substantially due to the significant costs associated with excess capacities in the U.S. and Europe. The excess capacity situation is exacerbated by the current shift of production to the Company's Brazilian manufacturing facility resulting in duplicate capacities. While the favorable impact of the normal seasonal snow thrower-related business should improve results in the second half of the year compared to the first half, substantial cost reductions and volume improvements will be necessary for sustained improvement. The Company intends to complete these cost reductions throughout 2005.

Pump Products

Pump business sales in the first quarter of 2005 amounted to $27.9 million compared to $33.4 million in 2004. The 16.5% decrease in first quarter sales was primarily attributable to the loss of water gardening business at one mass market retailer.

Operating income amounted to $2.3 million in the first quarter of 2005 compared to $3.3 million in 2004. The decrease in operating income was primarily attributable to the reductions in sales volumes offset by reductions in engineering and selling and administrative costs.

Interest Expense

Interest expense amounted to $7.7 million in the first quarter of 2005 compared to $5.6 million in the first quarter of 2004. The increase was primarily related to higher average interest rates applicable to the Company's variable rate borrowings in a number of its foreign locations in addition to reflecting the impact of the loss of benefit previously provided by interest rate swaps exchanging fixed rates for variable.

Interest Income and Other, Net

Interest income and other, net amounted to $3.3 million in the first quarter of 2005 compared to $4.6 million in the first quarter of 2004. This decrease resulted primarily from lower average deposits in Brazil and the United States.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes on Income

The Company recorded an income tax benefit of $6.4 million on the loss before taxes of $18.8 million for the first quarter of 2005 compared to providing $3.4 million on profit before taxes of $9.8 million in the first quarter of 2004. The current quarter benefit was computed by applying the estimated annual effective tax rate against income (loss) before income taxes for the period on a tax jurisdiction by tax jurisdiction basis, and the resulting effective tax rate reflects the recording of deferred tax assets related to losses in certain jurisdictions where evidence indicates it is more likely than not that we will realize these assets, offset by losses in jurisdictions for which no benefits are recorded based on the preponderance of negative evidence and other jurisdictions where we expect to be a tax payer. The effective tax rate in future periods may vary based upon changes in the mix of profitability between the jurisdictions where benefits on losses are not provided versus other jurisdictions where provisions and benefits were recognized. In addition, circumstances could change such that additional valuation allowances may become necessary on deferred tax assets in various jurisdictions.

Outlook

Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included below.

Previously, the Company indicated that 2005 results would depend on commodity cost, currency movements, the Company's ability to obtain price increases from its customers to offset the increased cost of product inputs, and global weather. Experience in the first quarter confirms that all these factors negatively impacted results. The Company has not fully recovered higher commodity costs. Key currency rates, particularly the Brazilian Real, were much worse than expected over the quarter. Weather in North and South America has not been conducive to either OEM or aftermarket sales. In addition, the Company has become more pessimistic about worldwide demand, as the factors such as the high cost of energy and high interest rates in Brazil slow growth. Accordingly, the Company now expects full year results, before nonrecurring items, to lag prior year results, particularly in the first half of the year. Second quarter results are expected to be a net loss. Improvements are expected in the second half of the year compared to the prior year based upon more aggressive cost cutting, particularly in the Engine & Power Train and Electrical Components businesses.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. It is likely that additional production relocation and consolidation initiatives will take place during 2005 that could have an effect on the consolidated financial position and future results of operations of the Company.

The results for the quarter within certain of our businesses were below the forecasts utilized in testing goodwill for impairment at December 31, 2004. While the Company expects results in the second quarter to continue to lag those forecasts, it is the forecasted results for the second half of the year and subsequent years, which remain key to the Company's impairment test. While management does not believe the business decline experienced during the first quarter will have a permanence which would represent a triggering event for interim evaluation of the recoverability of goodwill, further deterioration of results below revised forecasts for the second quarter may require the Company to conduct an impairment test during the second quarter 2005 (outside of the annual testing date of December 31) with a better view of the impact of the Company's cost cutting activities, pricing actions, and possibly

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revised discount rates. While the Company has not begun any further impairment testing at this time, an impairment loss could result during the second quarter of 2005, if such an analysis is warranted. It is not reasonably possible to estimate the amount of impairment, if any; however, such loss could be material.

Losses in the second quarter, including any impairment losses, could affect the Company's ability to meet certain of its debt covenants. See discussion below under "Liquidity, Capital Resources and Risks."

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first quarter of 2005; however, used cash of $67.4 million compared to $3.8 million in 2004. The decline in 2005 resulted primarily from the loss from operations and additional investment in working capital. Working capital of $452.5 million at March 31, 2005 was down from $505.7 million at the end of 2004 primarily due to the use of cash to repay debt. The repayment of long term debt was undertaken to maintain compliance with current debt covenants related to earnings, to better optimize the capital structure of the business, and to reduce borrowing costs in excess of earnings on available cash. The Company plans on continuing its efforts to reduce debt and excess cash and potentially enter into more flexible financing arrangements with less restrictive covenants. Given the Company's expectation of losses in the second quarter, the Company anticipates that further action will be necessary to maintain compliance with current debt covenants. Higher capital expenditures related to new product expansions in Brazil and India also contributed to the use of cash.

In conjunction with the actions noted above, working capital requirements and planned capital investments for 2005 are expected to be financed primarily through internally generated funds; however, short-term borrowings and various financial instruments are utilized from time to time to hedge currency risk and finance foreign working capital requirements. The Company maintains a $100 million revolving credit facility, for which $18.1 million was utilized for letters of credit at March 31, 2005, that is available for general corporate purposes. The Company may also utilize long-term financing arrangements in connection with state investment incentive programs.

Environmental Matters

The Company is subject to various federal, state and local laws relating to the protection of the environment, and is actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Note 8 to the financial statements.) Liabilities, relating to probable remediation activities, are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

At March 31, 2005 and December 31, 2004, the Company had accrued $42.7 and $43.3 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) the success of the Company's ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations;
viii) availability and cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation;
ix) actions of competitors; x) the ultimate cost of resolving environmental and legal matters; xi) the Company's ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of the Company's manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xiv) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xv) the Company's ability to reduce a substantial amount of costs in the Engine & Power Train group associated with excess capacity, and xvi) the ongoing financial health of major customers. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and the Company's risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 12 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first quarter of 2005.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At March 31, 2005 and December 31, 2004, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $161.4 and $53.4 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at March 31, 2005 and December 31, 2004 were $16.1 and $23.7 million, respectively.

The Company is subject to interest rate risk, primarily associated with its borrowings. The Company's $250 million Senior Guaranteed Notes are fixed-rate debt. The Company's remaining borrowings, which consist of bank borrowings by its foreign subsidiaries and Industrial Development Revenue Bonds, are variable-rate debt. Currently, 73% of the Company's total debt is fixed-rate. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flow because the Company intends to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of the Company's variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $0.9 million.

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

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures which were identified as not effective as of December 31, 2004 because of the material weakness discussed below, have not yet been fully corrected and are, therefore, not effective as of March 31, 2005. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly state in all material respects our financial condition, results of operations and cash flows for the periods presented.

As outlined in management's annual report as of December 31, 2004, the Company did not maintain effective controls over the segregation of duties over certain system access controls as well as security over user access rights to certain financial application systems which could affect accounts receivable and revenue, inventory and cost of goods sold, and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrated an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of user access to financial application programs and data. Individually, these deficiencies were evaluated as representing a more than remote likelihood that a misstatement that is more than inconsequential, but less than material, could occur. However, when aggregated, these deficiencies could result in a misstatement to the financial statement accounts, resulting in a material misstatement to the consolidated financial statements that would not be prevented or detected.

The Company has implemented additional controls to remediate this material weakness. These controls include, but are not limited to, additional levels of reviews of transactions, additional reviews of changes to financial applications and data by those with access to both, and reassignment of responsibilities to provide for better segregation of duties. While specific efforts have been undertaken to address the segregation of duties and system access issues within each of the affected locations, the short time between the date at which the initial conclusions were drawn and the end of the first quarter of 2005 did not allow management time to verify the adequacy of the measures taken and ensure these steps had completely addressed the previously identified concerns.

The Company has also made progress with respect to its implementation of a common, global ERP system, which represents the long-term solution to these deficiencies as well as a significant improvement to the overall internal control structure of the company. The system implementation

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 4
                             CONTROLS AND PROCEDURES

includes improved controls over access to financial application programs and data, independent monitoring of users having unrestricted access to financial application programs and data, and provides for improved segregation of duties. The first business went live March 1, 2005 and the Company's remaining locations are expected to go live during 2006 and 2007.

Changes In Internal Control Over Financial Reporting

As noted above, the Company is in the process of implementing a new global ERP system. Location implementations began in the first quarter of 2005 and the Company's remaining locations are expected to go live during 2006 and 2007. During this time period, there will be significant changes in internal controls over financial reporting at the operations affected. The Company believes it has designed adequate controls into the new system and will begin testing their application at each location shortly after their respective go-live dates.

There have been no changes in the Company's internal controls over financial reporting, other than those noted above, that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 27, 2005. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

(a) All of management's nominees for directors as listed in the proxy statement were elected with the following votes:

                      Votes     Votes
     Director          For     Withheld
------------------  ---------  --------
Peter M. Banks      4,829,478    2,736
Jon E. Barfield     4,829,742    2,532
J. Russell Fowler   4,824,923    7,351
Todd W. Herrick     4,803,176   29,098
Virginia A. Kamsky  4,803,930   28,314
Albert A. Koch      4,830,208    2,066
David M. Risley     4,830,112    2,162

(b) The selection of PricewaterhouseCoopers to serve as the independent auditor of Tecumseh Products Company was approved.

                                          Votes                    Votes
                                           For     Votes Against  Abstain
                                        ---------  -------------  -------
Ratification of PricewaterhouseCoopers
as independent auditor                  4,830,374       840        1,060

ITEM  6. EXHIBITS

(a)  Exhibit
      Number  Description
     -------  -----------
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

                                        TECUMSEH PRODUCTS COMPANY
                                        -------------------------
                                              (Registrant)

Dated: May 6, 2005                      BY: /s/ JAMES S. NICHOLSON
                                        ----------------------------------------
                                            James S. Nicholson
                                              Vice President, Treasurer and
                                              Chief Financial Officer (on behalf
                                              of the Registrant and as principal
                                              financial officer)

                                 EXHIBIT INDEX

Exhibit
 Number  Description
-------  -----------

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