Form 10-Q
period 2005-06-30
TECUMSEH PRODUCTS CO
filed 2005-08-08
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the quarterly period ended June 30, 2005

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

     Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class of Stock                          Outstanding at June 30, 2005
            --------------                          ----------------------------
Class B Common Stock, $1.00 par value                         5,077,746
Class A Common Stock, $1.00 par value                        13,401,938

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I.  Financial Information

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets.....................          3

           Consolidated Condensed Statements of Income...............          4

           Consolidated Condensed Statements of Cash Flows...........          5

           Notes to Consolidated Condensed Financial Statements......          6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................         16

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk...............................................         22

   Item 4. Controls and Procedures...................................         23

Part II. Other Information...........................................         25

   Item 6. Exhibits and Reports on Form 8-K..........................         25

Signatures...........................................................         26

Certification of CEO Pursuant to Section 302.........................   Exh 31.1

Certification of CFO Pursuant to Section 302.........................   Exh 31.2

Certification of CEO Pursuant to Section 906.........................   Exh 32.1

Certification of CFO Pursuant to Section 906.........................   Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                 JUNE 30,   December 31,
(Dollars in millions, except share data)                           2005         2004
                                                                 --------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                     $   75.0     $  227.9
   Accounts receivable, less allowance for doubtful accounts
      of $9.1 in 2005 and $11.0 in 2004                             254.2        220.4
   Inventories                                                      417.9        394.2
   Deferred and recoverable income taxes                             32.8         36.9
   Other current assets                                             101.6         47.8
                                                                 --------     --------
      Total current assets                                          881.5        927.2
Property, plant, and equipment, at cost, net of accumulated
   depreciation of $955.5 in 2005 and $933.1 in 2004                584.9        554.8
Goodwill                                                            133.9        243.5
Other intangibles                                                    59.9         62.4
Deferred income taxes                                                21.0         29.6
Prepaid pension expense                                             178.6        171.9
Other assets                                                         84.7         73.4
                                                                 --------     --------
      Total assets                                               $1,944.5     $2,062.8
                                                                 ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                       $  180.8     $  178.1
   Income taxes payable                                               9.7          5.4
   Short-term borrowings                                             93.1         68.8
   Accrued liabilities                                              137.0        169.2
                                                                 --------     --------
      Total current liabilities                                     420.6        421.5

Long-term debt                                                      282.6        317.3
Deferred income taxes                                                 7.0          8.0
Other postretirement benefit liabilities                            210.6        210.7
Product warranty and self-insured risks                              20.0         21.2
Accrual for environmental matters                                    40.6         41.3
Pension liabilities                                                  21.3         24.5
Other non-current liabilities                                        33.7           --
                                                                 --------     --------
      Total liabilities                                           1,036.4      1,044.5
                                                                 --------     --------
Commitments and contingencies
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000
      shares; issued and outstanding 13,401,938 shares in 2005
      and 2004                                                       13.4         13.4
   Class B common stock, $1 par value; authorized 25,000,000
      shares; issued and outstanding 5,077,746 shares in 2005
      and 2004                                                        5.1          5.1
   Retained earnings                                                895.2      1,041.9
   Accumulated other comprehensive loss                              (5.6)       (42.1)
                                                                 --------     --------
      Total stockholders' equity                                    908.1      1,018.3
                                                                 --------     --------
      Total liabilities and stockholders' equity                 $1,944.5     $2,062.8
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30             JUNE 30,
                                                         ------------------   ------------------
(Dollars in millions, except per share data)               2005       2004      2005       2004
                                                         --------   -------   --------   -------
Net sales                                                $  461.9   $ 484.2   $  926.3   $ 961.2
   Cost of sales and operating expenses                     422.7     421.6      853.5     843.1
   Selling and administrative expenses                       46.5      51.1       94.5      95.8
   Impairments, restructuring charges, and other items      109.8       3.6      109.9       3.6
                                                         --------   -------   --------   -------
Operating income (loss)                                    (117.1)      7.9     (131.6)     18.7
   Interest expense                                          (6.8)     (5.6)     (14.3)    (11.2)
   Interest income and other, net                             1.7       3.8        5.0       8.4
                                                         --------   -------   --------   -------
Income (loss) before taxes                                 (122.2)      6.1     (140.9)     15.9
   Tax provision (benefit)                                    0.3       2.1       (6.1)      5.5
                                                         --------   -------   --------   -------
Net income (loss)                                         ($122.5)  $   4.0    ($134.8)  $  10.4
                                                         ========   =======   ========   =======

   Basic and diluted earnings (loss) per share             ($6.63)  $  0.22     ($7.30)  $  0.56
                                                         ========   =======   ========   =======

Weighted average shares (in thousands)                     18,480    18,480     18,480    18,480
                                                         ========   =======   ========   =======

Cash dividends declared per share                        $   0.32   $  0.32   $   0.64   $  0.64
                                                         ========   =======   ========   =======

        The accompanying notes are an integral part of these Consolidated
                         Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                     ----------------
(Dollars in millions)                                  2005     2004
                                                     -------   ------
Cash Flows from Operating Activities:
      Cash provided by (used in) operating
         activities                                   ($55.5)  $ 27.9

Cash Flows from Investing Activities:
   Capital expenditures                                (59.4)   (37.7)
                                                     -------   ------
      Cash used in investing activities                (59.4)   (37.7)
                                                     -------   ------

Cash Flows from Financing Activities:
   Dividends paid                                      (11.8)   (11.8)
   Proceeds (Repayments) of borrowings, net             35.8    (29.8)
   Repayments of long-term debt                        (50.0)      --
                                                     -------   ------
      Cash used in financing activities                (26.0)   (41.6)
                                                     -------   ------

Effect of exchange rate changes on cash                (12.0)   (10.1)
                                                     -------   ------

   Decrease in cash and cash equivalents              (152.9)   (61.5)

Cash and Cash Equivalents:
      Beginning of period                              227.9    344.6
                                                     -------   ------
      End of period                                  $  75.0   $283.1
                                                     =======   ======

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

2.   Comprehensive Income

                                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                   ------------------   ----------------
     (Dollars in millions)                            2005     2004       2005     2004
     ---------------------                          -------   ------    -------   ------
     Net income (loss)                              ($122.5)  $  4.0    ($134.8)  $ 10.4
     Other comprehensive income (loss):
        Foreign currency translation adjustments       22.1    (11.1)      15.6    (13.3)
        Gain (Loss) on derivatives                     13.2     (0.1)      17.0     (0.3)
        Unrealized gain on investment holdings           --       --        3.8       --
                                                    -------   ------    -------   ------
     Total comprehensive loss                        ($87.2)   ($7.2)    ($98.4)   ($3.2)
                                                    =======   ======    =======   ======

3.   Inventories

                             JUNE 30,   DECEMBER 31,
     (Dollars in millions)     2005         2004
     ---------------------   --------   ------------
     Raw material             $166.4       $169.3
     Work in progress           81.6         82.1
     Finished goods            166.0        130.0
     Supplies                    3.9         12.8
                              ------       ------
     Total inventories        $417.9       $394.2
                              ======       ======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Business Segments

     The Company has four reportable segments based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, Engine & Power Train Products, and Pump Products. Revenues and operating income by segment for the periods indicated are as follows:

                                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                   JUNE 30,             JUNE 30,
     BUSINESS SEGMENT DATA                                    ------------------   -----------------
     (Dollars in millions)                                       2005      2004      2005      2004
     ---------------------                                     --------   ------   --------   ------
     Net sales:
        Compressor Products                                    $  247.6   $234.1   $  488.6   $446.0
        Electrical Component Products                             102.4    105.2      202.6    212.2
        Engine & Power Train Products                              78.7    104.0      173.6    228.3
        Pump Products                                              32.7     40.6       60.6     74.0
        Other (a)                                                   0.5      0.3        0.9      0.7
                                                               --------   ------   --------   ------
           Total Net Sales                                     $  461.9   $484.2   $  926.3   $961.2
                                                               ========   ======   ========   ======
     Operating income (loss):
        Compressor Products                                    $    7.4   $ 18.8   $   16.0   $ 30.7
        Electrical Component Products                               0.2      4.0       (0.8)     7.4
        Engine & Power Train Products                             (15.5)   (10.7)     (36.4)   (13.6)
        Pump Products                                               4.2      4.8        6.5      8.1
        Other (a)                                                  (1.0)    (0.9)      (1.9)    (1.8)
        Corporate expenses                                         (2.6)    (4.5)      (5.1)    (8.5)
        Impairments, restructuring charges, and other items      (109.8)    (3.6)    (109.9)    (3.6)
                                                               --------   ------   --------   ------
           Total operating income (loss)                         (117.1)     7.9     (131.6)    18.7
        Interest expense                                           (6.8)    (5.6)     (14.3)   (11.2)
        Interest income and other, net                              1.7      3.8        5.0      8.4
                                                               --------   ------   --------   ------
        Income (Loss) before taxes                              ($122.2)  $  6.1    ($140.9)  $ 15.9
                                                               ========   ======   ========   ======

(a) "Other" consists of non-reportable business segments, primarily Manufacturing Data Systems, Inc.

The Electrical Component Products segment had inter-segment sales of $13.7 million and $18.3 million in the second quarter of 2005 and 2004, respectively, and $30.3 million and $33.5 million for the first six months of 2005 and 2004, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Goodwill and Other Intangible Assets

     At June 30, 2005, goodwill by segment consisted of the following:

                                                    ELECTRICAL     ENGINE &
                                       COMPRESSOR   COMPONENTS   POWER TRAIN   PUMPS    TOTAL
                                       ----------   ----------   -----------   -----   ------
     Balance at 1/1/2005                  18.6         216.9         2.9        5.1     243.5
        Impairment                          --        (108.0)         --         --    (108.0)
        Foreign Currency Translation      (1.3)           --        (0.3)        --      (1.6)
                                          ----        ------        ----        ---    ------
                                          17.3         108.9         2.6        5.1     133.9
     Balance at 6/30/2005

     Second quarter 2005 results include an impairment charge of $108.0 million related to the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment). As previously disclosed, the failure to achieve the business plan, coupled with expected future market conditions, has caused the Company to revisit the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of volumes and the Company's inability to recover higher commodity and transportation costs through price increases has resulted in revised expected cash flows for FASCO.

     SFAS 142 requires that the Company estimate the fair value of the reporting unit as compared to its recorded book value. If the estimated fair value is less than the book value, then an impairment is deemed to have occurred. In estimating the fair value of the reporting units, management used forecasted discounted cash flows. As required by SFAS 142, the Company measured the amount of goodwill impairment by allocating the estimated fair value to the tangible and intangible assets within this reporting unit. Based on this allocation, it was concluded that $108.0 million of the recorded goodwill in the FASCO reporting unit was impaired and needed to be expensed as a non-cash charge to continuing operations. Prior to performing the SFAS 142 analysis, management assessed long lived assets for impairment in accordance with SFAS 144. No SFAS 144 impairment was identified.

     Other intangible assets consisted of the following:

                                                       GROSS
                                                      CARRYING    ACCUMULATED           AMORTIZABLE
                                                       AMOUNT    AMORTIZATION    NET        LIFE
                                                      --------   ------------   -----   -----------
     Intangible assets subject to amortization:
        Two year non-compete agreement                  $15.0        $15.0      $  --       2 years
        Customer relationships and contracts             39.3          6.6       32.7    6-15 years
        Technology                                       15.4          5.5        9.9    3-10 years
        Trade-name and trademarks                         0.9          0.5        0.4     3-8 years
                                                        -----        -----      -----
           Total                                         70.6         27.6       43.0
     Intangible assets not subject to amortization:
        Trade name                                       16.9           --       16.9
                                                        -----        -----      -----
     Total intangible assets                            $87.5        $27.6      $59.9

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The estimated amortization expense over the next five years is $5.0 million for 2005 and approximately $4.2 million annually for 2006 through 2009. Amortization expense for the three months ended June 30 was $1.3 million and $3.1 million for 2005 and 2004, respectively. Amortization expense for year to date ended June 30 was $2.6 million and $6.2 million for 2005 and 2004, respectively.

6.   Pension and Other Postretirement Benefit Plans

     Components of net periodic benefit (income) cost are as follows:

                                            PENSION BENEFITS      OTHER BENEFITS
                                           ------------------   ------------------
                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                           ------------------   ------------------
                                              2005     2004         2005    2004
                                             ------   ------       -----   -----
     Service Cost                            $  2.3   $  2.2       $ 1.3   $ 1.1
     Interest Cost                              5.4      5.4         2.8     2.8
     Expected return on plan assets           (10.5)   (10.5)         --      --
     Amortization of prior service costs        0.1      0.3        (0.3)   (0.3)
     Amortization of net (gain) loss           (0.6)    (1.1)       (0.8)   (1.0)
                                             ------   ------       -----   -----
     Net periodic benefit (income) cost       ($3.3)   ($3.7)      $ 3.0   $ 2.6

                                           PENSION BENEFITS    OTHER BENEFITS
                                           ----------------   ----------------
                                           SIX MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                           ----------------   ----------------
                                            2005      2004      2005     2004
                                           -------   ------   -------   ------
     Service Cost                          $  4.6    $  4.4    $ 2.6    $ 2.2
     Interest Cost                           10.8      10.8      5.6      5.6
     Expected return on plan assets         (21.0)    (21.0)      --       --
     Amortization of prior service costs      0.2       0.6     (0.6)    (0.6)
     Amortization of net (gain) loss         (1.2)     (2.2)    (1.6)    (2.0)
                                           ------    ------    -----    -----
     Net periodic benefit (income) cost     ($6.6)    ($7.4)   $ 6.0    $ 5.2

     During the second quarter of 2005, the Company announced some changes to certain of its retiree medical benefits. Included among these changes were plans to phase in retiree contributions and raise plan deductibles (both as of January 1, 2006). The Company also implemented plans to eliminate Post-65 prescription drug benefits starting January 1, 2008 and discontinue all retiree medical benefits for anyone hired after January 1, 2006.

     As a result of these actions, the Company performed a re-measurement of its liability at June 30, 2005 factoring in applicable plan changes, as well as a reduction in the discount rate used in the calculation from 5.85% to 5.5%. The amortization of the benefit related to these changes will be $1.4 million for 2005 and will be recognized in the second half of the year.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company previously disclosed in its financial statements for the year ended December 2004, that it expected to contribute $0.1 million to one of its pension plans in 2005. As of June 30, 2005, no contributions have been made. The Company presently anticipates contributing a total of $0.1 million to fund this pension plan in 2005.

7.   Impairments, Restructuring Charges, and Other Items

     Second quarter 2005 results include an impairment charge of $108.0 million related to the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment). As previously disclosed, the failure to achieve the business plan, coupled with expected future market conditions, has caused the Company to revisit the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of volumes and the Company's inability to recover higher commodity and transportation costs through price increases has resulted in revised expected cash flows for FASCO. Based on the revised estimates of cash flow, FASCO's fair value has deteriorated from the previous assessment and, as a result, a goodwill impairment of $108.0 million was recognized.

     The Company also recognized restructuring costs of $1.8 million in the second quarter of 2005. These costs included $0.2 million of facility consolidation costs in the North American Compressor business and a $0.5 million additional impairment charge related to the St. Clair, Missouri Electrical Components facility, both ongoing programs nearing or at completion. The remaining $1.1 million of restructuring costs relate to the first step in the Company's efforts to reduce its excess capacity in the European Engine & Power Train operations. Included in the Company's plans for this operation is a workforce reduction of 100 personnel, which is expected to be completed this year at a cost of $2.5 million.

     Second quarter 2004 results include restructuring and impairment charges totaling $3.6 million related to facility consolidation actions affecting several of the Company's facilities in its North American Compressor and Electrical Components businesses.

8.   Guarantees and Warranties

     A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian receivables sold at June 30, 2005 and December 31, 2004 were $30.7 million and $101.0 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $1.7 million, which is included in operating income and allowance for doubtful accounts.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     A provision for estimated future warranty costs and estimated returns for credit relating to warranty are recorded when products are sold and revenue recognized. A reconciliation of the changes in the Company's product warranty liability follows:

                                                 Six Months Ended
     (Dollars in millions)                         June 30, 2005
                                                 ----------------
     Balance at January 1, 2005                       $ 38.1
        Accruals for warranties                          5.3
        Settlements made (in cash or in kind)          (12.1)
        Effect of foreign currency translation          (0.4)
                                                      ------
     Balance at June 30, 2005                         $ 30.9

9.   Debt

     At June 30, 2005, the Company was not in compliance with all of its financial covenants under both the Senior Guaranteed Notes and the Revolving Credit Facility and was provided waivers through August 8, 2005.

     Subsequent to the end of the second quarter, the Company renegotiated the terms of its lending agreements with the holders of the Senior Guaranteed Notes. The amendment to this agreement adds additional restrictive covenants and relaxes certain others. The amendment also requires the Company to provide collateral including all North American personal property and select real property. Under the agreement, the Company may pay dividends up to current levels beginning with the third quarter 2005. After the third quarter, however, dividend payments are only permitted to the extent the Company meets certain financial targets and remains in compliance with all other terms. This restriction will end if the Company remains in compliance with this requirement through December 31, 2006. As of August 8, 2005 the interest rate applicable to this borrowing will increase to 6.60%, payable on the same schedule as the existing notes. There is no change to the maturity schedule.

     In conjunction with the amendment to the Senior Guaranteed Notes indicated above, the Company also renegotiated the terms of its $100 million five-year revolving credit facility. Similar to the arrangement applicable to the Senior Guaranteed Notes, certain covenants have been relaxed and others added. The Company's debt under the amended credit agreement will participate in the collateral established under the Senior Guaranteed Notes. The amended credit facility has an applicable Eurodollar rate margin, letter of credit fee rate and facility fee rate based on a sliding scale related to the Company's debt to EBITDA ratio. The Eurodollar rate margin and letter of credit fee rate will initially be set at 210 basis points and the facility fee rate will be set initially at 40.0 basis points on August 8, 2005. As of June 30, 2005, the Company had borrowed $15 million under the revolving credit facility at an average interest rate of 4.35%.

     The holders of the Company's industrial revenue bonds will share in the collateral established through these amendments.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company, in cooperation with the WDNR, also conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At June 30, 2005, the Company had accrued $2.3 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

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

     In addition to the above-mentioned environmental matters, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At June 30, 2005 and December 31, 2004, the Company had accrued $42.6 million and $43.3 million, respectively, for environmental remediation, including $39.7 million relating to the Sheboygan River and Harbor Superfund Site. Additionally, as of June 30, 2005 and December 31, 2004, the Company had recorded a corresponding asset of $39.2 million relating to the Sheboygan River and Harbor Superfund Site in connection with its agreement with PRS. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

11.  Income Taxes

     The Company's effective income tax rate was (0.2%) for the second quarter and a benefit of 4.4% for the first half of 2005, as compared with an effective tax rate of 35.0% for both corresponding periods in 2004. The difference in the Company's tax benefit rate for the second quarter and the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004 is primarily due to non-deductibility of the goodwill impairment recognized in the second quarter of 2005.

     In addition, the Company has identified and is evaluating the use of certain tax planning strategies, including the use of U.S. trading companies and royalty arrangements with its affiliates, in order to ensure that the benefit of tax carryovers and credits are realized. These strategies should result in U.S. income taxes otherwise payable being offset by the Company's utilization of their U.S. net operating loss carryovers and foreign tax credits. At the present time, management believes it is more likely than not that the net U.S. deferred tax asset will be realized; however, there can be no assurance that such tax planning strategies will ultimately generate amounts sufficient to ensure the utilization of all the U.S. deferred tax assets. If projected amounts of deferred tax assets to be realized from these tax strategies become less likely than not to be realized, a valuation allowance would be required with a resulting non-cash charge to earnings for some or all of the U.S. deferred tax assets.

12.  Commitments and Contingencies

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

13.  New Accounting Standards

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Board made the decision to clarify the meaning of the term 'normal capacity'. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does have operations with idle capacity; however, while the Company has not yet calculated the effects of this pronouncement, it does not believe the effects will be material.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales in the second quarter of 2005 decreased to $461.9 million from $484.2 million in 2004. Consolidated net sales for the first half of 2005 amounted to $926.3 million compared to $961.2 million in the first half of 2004. Excluding an increase in sales of $18.3 million for the quarter and $36.3 million year to date resulting from the effect of changes in foreign currency exchange rates, sales decreased $40.6 million versus the same quarter in the prior year and $71.2 million year to date. This is primarily due to lower volumes in the Engine & Power Train segment in both North America and Europe. Sales declines were also experienced in the Electrical Components and Pump segments.

Consolidated results for the second quarter of 2005 amounted to net loss of $122.5 million or $6.63 per share compared to net income of $4.0 million or $0.22 per share in the second quarter of 2004. Reported results for the second quarter 2005 included a goodwill impairment charge related to the Electrical Components business of $108.0 million ($5.84 per share) and restructuring and asset impairment charges of $1.8 million ($1.6 million net of tax or $0.09 per share) related to a new action in the Engine & Power Train business ($1.1 million) and the continuation of previously announced actions in both the Compressor ($0.2 million) and Electrical Components ($0.5 million) segments. Reported results for the second quarter 2004 included restructuring and asset impairment charges of $3.6 million ($2.3 million net of tax or $0.13 per share) involving the Compressor and Electrical Components businesses.

Consolidated net loss for the six months ended June 30, 2005 amounted to $134.8 million or $7.30 per share compared to net income of $10.4 million $0.56 per share for the same period in 2004. Excluding the impairment and restructuring charges, operating results were lower than the prior year second quarter across all business segments, with the most substantial declines in the Compressor and Engine & Power Train segments.

Compressor Products

Second quarter 2005 sales in the Company's compressor business increased to $247.6 million from $234.1 million in the second quarter of 2004. Compressor business sales in the first six months of 2005 increased to $488.6 million from $446.0 million in the first six months of 2004. The increase for both the quarter and year to date from the prior year was mainly attributable to the effect of foreign currency translation that increased sales by $17.1 million and $33.4 million, respectively. Volume increases of compressor products that are primarily manufactured by the Company in its Brazilian and Indian facilities and sold into the original equipment markets for residential refrigerators and freezers and volume increases in compressor products for commercial applications were largely offset by declines in sales of compressors utilized in room air conditioners.

Compressor business operating income for the second quarter of 2005 amounted to $7.4 million compared to $18.8 million in the second quarter of 2004. Operating income for the six months ended June 30, 2005 amounted to $16.0 million compared to $30.7 million for the first six months of 2004. The decrease in operating income for the second quarter and year to date versus the comparable 2004 periods reflects the effects of a weaker U.S. Dollar and an unfavorable mix of sales. During the second quarter, the U.S. Dollar was on average 17% weaker versus the Brazilian Real and 4% weaker versus the Euro.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Electrical Component Products

Electrical Components business sales were $102.4 million in the second quarter of 2005 compared to $105.2 million in the second quarter of 2004. The $2.8 million reduction in sales was primarily attributable to volume declines in the automotive seat actuator, small engine starter and mobile HVAC businesses. First half 2005 sales amounted to $202.6 million compared to $212.2 million in the first half of 2004. In addition to the volume declines from the second quarter mentioned above, the Company experienced volume declines in residential and commercial aftermarket, blowers and gear motors during the first quarter to bring the year to date decline in comparative sales to $9.6 million.

Electrical Components operating income for the second quarter of 2005 amounted to $0.2 million compared to $4.0 million in the second quarter of 2004. Segment operating loss for the first half of the year was $0.8 million compared to operating income of $7.4 million for the same period in 2004. The decline in operating income in both the quarter and year to date largely resulted from lower sales volumes, higher commodity costs in excess of pricing recoveries, and unanticipated operational inefficiencies related to the closure of the St. Clair facility, partially offset by lower amortization of intangible assets.

Engine & Power Train Products

Engine & Power Train business sales amounted to $78.7 million in the second quarter of 2005 compared to $104.0 million in the second quarter of 2004. Sales in the first half of 2005 were $173.6 million compared to $228.3 million in the first half of 2004. The decline in sales for the second quarter and year to date was primarily the result of the loss of business on walk behind rotary lawn applications with a single customer during the first quarter and other reductions in walk behind volume. Additionally, volumes were lower in the transaxle business and in other engine lines utilized on various utility products.

Engine & Power Train business operating loss in the second quarter of 2005 amounted to $15.5 million compared to a loss of $10.7 million in the second quarter of 2004. For the first half of 2005, the business incurred an operating loss of $36.4 million compared to an operating loss of $13.6 million in 2004. The decline in quarter and year to date results reflects losses in volume and increases in commodity, transportation and tooling costs. Additionally, during the first quarter, the Company experienced increased warranty response and expediting costs related to a quality issue at a transmission business customer. Continued reductions in profitability in Europe also contributed to the increase in the quarter and year to date loss.

Engine & Power Train losses were substantially due to the significant costs associated with excess capacities in the U.S. and Europe. The excess capacity situation was exacerbated by the shift of production to the Company's Brazilian manufacturing facility resulting in duplicate capacities. While the favorable impact of the normal seasonal snow thrower-related business should improve results in the second half of the year compared to the first half, substantial cost reductions and volume improvements will be necessary for sustained improvement. The Company intends to complete these cost reductions throughout 2005. As previously disclosed, the Company has engaged AlixPartners to assist in the acceleration of these cost reduction efforts. AlixPartners' involvement commenced as of July 31, 2005.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pump Products

Pump business sales in the second quarter of 2005 amounted to $32.7 million compared to $40.6 million in same period in 2004. First half sales amounted to $60.6 million in 2005 compared to $74.0 million the previous year. The 18.1% reduction in year to date sales was primarily attributable to the loss of water gardening business at one mass market retailer.

Operating income amounted to $4.2 million in the second quarter of 2005 compared to $4.8 million in the same period in 2004. Operating income in the first half of 2005 was $6.5 million compared to $8.1 million in 2004. The decrease in operating income was primarily attributable to the reductions in sales volumes offset by reductions in engineering and selling and administration costs.

Interest Expense

Interest expense amounted to $6.8 million in the second quarter of 2005 compared to $5.6 million in the second quarter of 2004. Interest expense amounted to $14.3 million in the first half of 2005 compared to $11.2 million in the same period of 2004. The increase was primarily related to higher average interest rates applicable to the Company's variable rate borrowings in a number of its foreign locations in addition to reflecting the impact of the loss of benefit previously provided by interest rate swaps exchanging fixed rates for variable.

Interest Income and Other, Net

Interest income and other, net amounted to $1.7 million in the second quarter of 2005 compared to $3.8 million in the second quarter of 2004. Interest income and other, net amounted to $5.0 million in the first half of 2005 compared to $8.4 million in the same period of 2004. This decrease resulted primarily from lower average deposits in Brazil and the United States.

Taxes on Income

The Company's effective income tax rate was (0.2%) for the second quarter and a benefit of 4.4% for the first half of 2005, as compared with an effective tax rate of 35.0% for both corresponding periods in 2004. The difference in the Company's tax benefit rate for the second quarter and the first half of fiscal 2005 as compared with the corresponding periods of fiscal 2004 is primarily due to non-deductibility of the goodwill impairment recognized in the second quarter of 2005. The effective tax rate in future periods may vary from the 35% used in prior years based upon changes in the mix of profitability between the jurisdictions where benefits on losses are not provided versus other jurisdictions where provisions and benefits were recognized. In addition, the Company has identified and is evaluating the use of certain tax planning strategies, including the use of U.S. trading companies and royalty arrangements with its affiliates, in order to ensure that the benefit of tax carryovers and credits are realized. These strategies should result in U.S. income taxes otherwise payable being offset by the Company's utilization of their U.S. net operating loss carryovers and foreign tax credits. At the present time, management believes it is more likely than not that the net U.S. deferred tax asset will be realized; however, there can be no assurance that such tax planning strategies will ultimately generate amounts sufficient to ensure the utilization of all the U.S. deferred tax assets. If projected amounts of deferred tax assets to be realized from

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

these tax strategies become less likely than not to be realized, a valuation allowance would be required with a resulting non-cash charge to earnings for some or all of the U.S. deferred tax assets.

Outlook

Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included below.

The outlook for the remainder of the year is subject to the same variables that have negatively impacted the Company's year to date results. Commodity costs, key currency rates, particularly the Brazilian Real, and weather will remain key factors to any rebound in the second half of the year. Recent indicators provide some encouragement that the effect of these factors may moderate. While weather in North and South America has not been conducive to either OEM or aftermarket sales during the first half of the year, the recent heat wave in the U.S. should help aftermarket operations in the Compressor and Electrical Components businesses over the rest of the summer. In addition, there has been some improvement in steel prices, although slight in comparison to the increases experienced over the last 18 months. Additionally, the Company has been aggressively executing cost cutting actions. Global headcounts have been reduced by 1,600 since March 31, 2005, and the Company has changed retiree and healthcare benefits in the U.S. with an expected annual benefit of $4.0 million. The Company has engaged AlixPartners to assist in the completion of the Engine & Power Train Group restructuring, where substantial cost reductions, associated with the elimination of duplicate capacities, are expected to benefit future periods. Accordingly, the Company expects second half results to be better than those of the first half of the year, but to lag comparable 2004 results.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. It is likely that additional production relocation and consolidation initiatives will take place during 2005 that could have an effect on the consolidated financial position and future results of operations of the Company.

LIQUIDITY, CAPITAL RESOURCES AND RISKS

Historically, the Company's primary source of cash has been net cash provided by operations. Operating activities in the first half of 2005, however, used cash of $55.5 million compared to providing $27.9 million of cash in 2004. The decline in 2005 resulted primarily from the loss from operations and additional investment in accounts receivable and inventory. Working capital of $460.9 million at June 30, 2005 was down from $505.7 million at the end of 2004 primarily due to the use of cash to prepay $50 million of the Company's Guaranteed Senior Notes, pay dividends and fund capital expenditures related to new product expansion in Brazil and India.

The negative results experienced over the last nine months and recognition of the goodwill impairment charge also required that the Company seek amendments to its debt covenants in both the Note Purchase Agreement with the holders of its Senior Guaranteed Notes and the credit agreement for its Revolving Credit Facility, under which JPMorgan Chase Bank, N.A. acts as agent for a group of lenders. The amendments were signed on August 5, 2005. New terms of the agreements provide for security interests in certain of the Company's assets and specific covenants related to EBITDA and capital expenditures through December 2006. In addition, the terms of the agreement permit resumption of dividends, presuming continued compliance with these temporary covenants and subject to minimum levels of EBITDA, beginning

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with the fourth quarter of 2005 through the first quarter of 2007. Interest costs will be higher under each of the amended agreements.

In conjunction with the actions noted above, working capital requirements and planned capital investments for the remainder of 2005 are expected to be financed primarily through internally generated funds; however, short-term borrowings and various financial instruments are utilized from time to time to hedge currency risk and finance foreign working capital requirements. The Company maintains a $100 million revolving credit facility that is available for general corporate purposes, of which $15.0 million was drawn and outstanding and $18.1 million was utilized for letters of credit at June 30, 2005. The Company may also utilize long-term financing arrangements in connection with state investment incentive programs.

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

At June 30, 2005 and December 31, 2004, the Company had accrued $42.6 million and $43.3 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and the Company's risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 12 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the second quarter of 2005.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At June 30, 2005 and December 31, 2004, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $168.0 million and $53.4 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at June 30, 2005 and December 31, 2004 were $23.9 million and $23.7 million, respectively.

The Company is subject to interest rate risk, primarily associated with its borrowings. The Company's $250 million Senior Guaranteed Notes are fixed-rate debt. The Company's remaining borrowings, which consist of bank borrowings by its foreign subsidiaries and Industrial Development Revenue Bonds, are variable-rate debt. Currently, 67% of the Company's total debt is fixed-rate. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flow because the Company intends to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of the Company's variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $1.3 million.

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

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures which were identified as not effective as of December 31, 2004 because of the material weakness discussed below, have not yet been fully corrected and are, therefore, not effective as of June 30, 2005. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly state in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

The Company has implemented additional controls to remediate this material weakness. These controls include, but are not limited to, additional levels of reviews of transactions, additional reviews of changes to financial applications and data by those with access to both, and reassignment of responsibilities to provide for better segregation of duties. While specific efforts have been undertaken to address the segregation of duties and system access issues within each of the affected locations, the Company has not completed its process to verify the adequacy of the measures taken and ensure these steps had completely addressed the previously identified concerns.

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

Changes In Internal Control Over Financial Reporting

As noted above, the Company is in the process of implementing a new global ERP system. Location implementations began in the first quarter of 2005 and the Company's remaining locations are expected to go live during 2006 and 2007. During this time period, there will be significant changes in internal controls over financial reporting at the operations affected. The Company believes it has designed adequate controls into the new system and will begin testing their application at each location after their respective go-live dates.

There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)   Exhibit
       Number   Description
      -------   -----------
         4.1    Amendment No. 2 date August 5, 2005 to Note Purchase Agreement dated March 5, 2003 by and among Tecumseh Products Company and certain Purchasers listed therein

         4.2    Credit Agreement dated as of December 21, 2004 among Tecumseh
                Products Company, the lenders named therein, and JPMorgan Chase
                Bank, N.A., as agent

         4.3 First Amendment dated August 5, 2005 to Credit Agreement dated as of December 21, 2004 among Tecumseh Products Company, the lenders named therein, and JPMorgan Chase Bank, N.A., as agent

        31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        TECUMSEH PRODUCTS COMPANY
                                               (Registrant)


Dated: August 8, 2005                   BY: /s/ JAMES S. NICHOLSON
                                            ------------------------------------
                                            James S. Nicholson
                                            Vice President, Treasurer and
                                            Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)

                                  EXHIBIT INDEX

Exhibit
 Number   Description
 ------   -----------
   4.1    Amendment No. 2 date August 5, 2005 to Note Purchase Agreement dated
          March 5, 2003 by and among Tecumseh Products Company and certain
          Purchasers listed therein

   4.2    Credit Agreement dated as of December 21, 2004 among Tecumseh Products
          Company, the lenders named therein, and JPMorgan Chase Bank, N.A., as agent

   4.3    First Amendment dated August 5, 2005 to Credit Agreement dated as of
          December 21, 2004 among Tecumseh Products Company, the lenders named therein, and JPMorgan Chase Bank, N.A., as agent

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