Form 10-Q
period 2005-09-30
TECUMSEH PRODUCTS CO
filed 2005-11-08
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the transition period from ___________ to ___________

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

     Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class of Stock              Outstanding at September 30, 2005
            --------------              ---------------------------------
Class B Common Stock, $1.00 par value                5,077,746
Class A Common Stock, $1.00 par value               13,401,938

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I. Financial Information

   Item 1. Financial Statements

      Consolidated Condensed Balance Sheets..........................       3

      Consolidated Condensed Statements of Income....................       5

      Consolidated Condensed Statements of Cash Flows................       6

      Notes to Consolidated Condensed Financial Statements...........       7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................      17

   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk......................................................      31

   Item 4. Controls and Procedures...................................      32

Part II. Other Information...........................................      34

Signatures                                                                 35

Certification of CEO Pursuant to Section 302.........................   Exh 31.1

Certification of CFO Pursuant to Section 302.........................   Exh 31.2

Certification of CEO Pursuant to Section 906.........................   Exh 32.1

Certification of CFO Pursuant to Section 906.........................   Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                       SEPTEMBER 30,   December 31,
                                                                            2005           2004
                                                                       -------------   ------------
(Dollars in millions, except share data)
ASSETS
Current Assets:
   Cash and cash equivalents                                              $   83.9       $  227.9
   Accounts receivable, less allowance for doubtful accounts of $9.5
      in 2005 and $11.0 in 2004                                              266.9          220.4
   Inventories                                                               370.2          394.2
   Deferred and recoverable income taxes                                      31.1           36.9
   Other current assets                                                      109.4           47.8
                                                                          --------       --------
      Total current assets                                                   861.5          927.2

Property, plant, and equipment, at cost, net of accumulated
   depreciation of $964.8 in 2005 and $933.1 in 2004                         601.1          554.8
Goodwill                                                                     133.8          243.5
Other intangibles                                                             58.7           62.4
Deferred income taxes                                                           --           29.6
Prepaid pension expense                                                      181.8          171.9
Other assets                                                                  87.0           73.4
                                                                          --------       --------
      Total assets                                                        $1,923.9       $2,062.8
                                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                   170.6       $  178.1
   Income taxes payable                                                        5.4            5.4
   Short-term borrowings                                                      88.1           68.8
   Accrued liabilities                                                       131.5          169.2
                                                                          --------       --------
      Total current liabilities                                              395.6          421.5

Long-term debt                                                               293.1          317.3
Deferred income taxes                                                         18.3            8.0
Other postretirement benefit liabilities                                     210.1          210.7
Product warranty and self-insured risks                                       16.4           21.2
Accrual for environmental matters                                             40.8           41.3
Pension liabilities                                                           21.4           24.5
Other non-current liabilities                                                 32.1             --
                                                                          --------       --------
      Total liabilities                                                    1,027.8        1,044.5
                                                                          --------       --------
Commitments and contingencies
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000
      shares; issued and outstanding 13,401,938 shares in 2005 and
      2004                                                                    13.4           13.4
   Class B common stock, $1 par value; authorized 25,000,000
      shares; issued and outstanding 5,077,746 shares in 2005 and
      2004                                                                     5.1            5.1
   Retained earnings                                                         862.5        1,041.9
   Accumulated other comprehensive income (loss)                              15.1          (42.1)
                                                                          --------       --------
      Total stockholders' equity                                             896.1        1,018.3
                                                                          --------       --------
      Total liabilities and stockholders' equity                          $1,923.9       $2,062.8
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         ------------------   -------------------
                                                           2005      2004       2005       2004
                                                         -------   -------    --------   --------
(Dollars in millions, except per share data)
Net sales                                                $ 478.5   $ 478.6    $1,404.8   $1,439.8
   Cost of sales and operating expenses                    431.5     403.4     1,285.0    1,245.3
   Selling and administrative expenses                      41.4      49.6       135.9      145.4
   Impairments, restructuring charges, and other items       1.4       2.0       111.3        5.6
                                                         -------   -------    --------   --------
Operating income (loss)                                      4.2      23.6      (127.4)      43.5
   Interest expense                                         (8.0)     (5.3)      (22.4)     (16.5)
   Interest income and other, net                            1.9       2.3         6.9       10.6
                                                         -------   -------    --------   --------
Income (loss) before taxes                                  (1.9)     20.6      (142.9)      37.6
   Tax provision                                            30.9       8.3        24.8       14.3
                                                         -------   -------    --------   --------
Net income (loss)                                         ($32.8)  $  12.3     ($167.7)  $   23.3
                                                         =======   =======    ========   ========
   Basic and diluted earnings (loss) per share            ($1.77)  $  0.67      ($9.07)  $   1.26
                                                         =======   =======    ========   ========
Weighted average shares (in thousands)                    18,480    18,480      18,480     18,480
                                                         =======   =======    ========   ========
Cash dividends declared per share                        $  0.00   $  0.32    $   0.64   $   0.96
                                                         =======   =======    ========   ========

   The acompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                  -----------------
                                                    2005     2004
                                                   ------   ------
(Dollars in millions)
Cash Flows from Operating Activities:
      Cash provided by (used in) operating
         activities                                ($34.6)  $ 34.5

Cash Flows from Investing Activities:
   Capital expenditures                             (88.6)   (55.6)
                                                   ------   ------
      Cash used in investing activities             (88.6)   (55.6)
                                                   ------   ------
Cash Flows from Financing Activities:
   Dividends paid                                   (11.8)   (17.7)
   Proceeds (Repayments) of borrowings, net          38.8    (35.4)
   Repayments of long-term debt                     (50.0)      --
                                                   ------   ------
      Cash used in financing activities             (23.0)   (53.1)
                                                   ------   ------

Effect of exchange rate changes on cash               2.2      2.5
                                                   ------   ------

   Decrease in cash and cash equivalents           (144.0)   (71.7)

Cash and Cash Equivalents:
      Beginning of period                           227.9    344.6
                                                   ------   ------
      End of period                                $ 83.9   $272.9
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

2.   Comprehensive Income

                                               THREE MONTHS      NINE MONTHS
                                                   ENDED            ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                              -------------    ---------------
                                               2005     2004     2005     2004
                                              ------   -----   -------   -----
(Dollars in millions)
Net income (loss)                             ($32.8)  $12.3   ($167.7)  $23.3
Other comprehensive income (loss):
   Foreign currency translation adjustments     22.8    15.6      38.4     2.4
   Gain (Loss) on derivatives                   (2.0)     --      15.1    (0.3)
   Unrealized gain on investment holdings         --      --       3.8      --
                                              ------   -----   -------   -----
Total comprehensive income (loss)             ($12.0)  $27.9   ($110.4)  $25.4
                                              ======   =====   =======   =====

3.   Inventories

                        SEPTEMBER 30,   DECEMBER 31,
                             2005           2004
                        -------------   ------------
(Dollars in millions)
Raw material                $142.2         $169.3
Work in progress              82.5           82.1
Finished goods               141.6          130.0
Supplies                       3.9           12.8
                            ------         ------
Total inventories           $370.2         $394.2
                            ======         ======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Business Segments

     The Company has four reportable segments based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, Engine & Power Train Products, and Pump Products. Revenues and operating income by segment for the periods indicated are as follows:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                   ------------------   -------------------
BUSINESS SEGMENT DATA                                2005     2004        2005       2004
---------------------                               ------   ------     --------   --------
(Dollars in millions)
Net sales:
   Compressor Products                              $218.6   $218.9     $  707.2   $  664.9
   Electrical Component Products                     103.3    102.1        305.9      314.3
   Engine & Power Train Products                     124.2    128.6        297.8      356.9
   Pump Products                                      31.8     28.5         92.4      102.5
   Other (a)                                           0.6      0.5          1.5        1.2
                                                    ------   ------     --------   --------
      Total Net Sales                               $478.5   $478.6     $1,404.8   $1,439.8
                                                    ======   ======     ========   ========
Operating income (loss):
   Compressor Products                              $  7.6   $ 22.5     $   23.6   $   53.7
   Electrical Component Products                       4.8      3.5          4.0       11.2
   Engine & Power Train Products                      (5.2)     2.2        (41.6)     (11.2)
   Pump Products                                       3.6      3.1         10.1       11.3
   Other (a)                                          (0.6)    (0.9)        (2.6)      (2.7)
   Corporate expenses                                 (4.6)    (4.8)        (9.6)     (13.2)
   Impairments, restructuring charges, and other
      items                                           (1.4)    (2.0)      (111.3)      (5.6)
                                                    ------   ------     --------   --------
      Total operating income (loss)                    4.2     23.6       (127.4)      43.5
   Interest expense                                   (8.0)    (5.3)       (22.4)     (16.5)
   Interest income and other, net                      1.9      2.3          6.9       10.6
                                                    ------   ------     --------   --------
   Income (Loss) before taxes                        ($1.9)  $ 20.6      ($142.9)  $   37.6
                                                    ======   ======     ========   ========

(a) "Other" consists of non-reportable business segments, primarily Manufacturing Data Systems, Inc.

The Electrical Component Products segment had inter-segment sales of $12.4 million and $17.3 million in the third quarter of 2005 and 2004, respectively, and $42.7 million and $50.8 million for the first nine months of 2005 and 2004, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Goodwill and Other Intangible Assets

     At September 30, 2005, goodwill by segment consisted of the following:

                                               ELECTRICAL     ENGINE &
                                  COMPRESSOR   COMPONENTS   POWER TRAIN   PUMPS    TOTAL
                                  ----------   ----------   -----------   -----   ------
Balance at 1/1/2005                  18.6         216.9         2.9        5.1     243.5
   Impairment                          --        (108.0)         --         --    (108.0)
   Foreign Currency Translation      (1.4)           --        (0.3)        --      (1.7)
                                     ----        ------        ----        ---    ------
Balance at 9/30/2005                 17.2         108.9         2.6        5.1     133.8

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

     Other intangible assets consisted of the following:

                                                   GROSS
                                                 CARRYING    ACCUMULATED           AMORTIZABLE
                                                  AMOUNT    AMORTIZATION    NET        LIFE
                                                 --------   ------------   -----   -----------
Intangible assets subject to amortization:
   Customer relationships and contracts             39.3          7.4       31.9    6-15 years
   Technology                                       15.4          5.9        9.5    3-10 years
   Trade-name and trademarks                         0.9          0.5        0.4     3-8 years
                                                   -----        -----      -----
      Total                                         55.6         13.8       41.8
Intangible assets not subject to amortization:
   Trade name                                       16.9           --       16.9
                                                   -----        -----      -----
Total intangible assets                            $72.5        $13.8      $58.7

     The estimated amortization expense over the next five years is $5.0 million for 2005 and approximately $4.2 million annually for 2006 through 2009. Amortization expense for the three

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     months ended September 30 was $1.3 million and $3.2 million for 2005 and 2004, respectively. Amortization expense for year to date ended September 30 was $3.9 million and $9.4 million for 2005 and 2004, respectively.

6.   Pension and Other Postretirement Benefit Plans

     Components of net periodic benefit (income) cost are as follows:

                                       PENSION BENEFITS      OTHER BENEFITS
                                      ------------------   -----------------
                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                      ------------------   ------------------
                                         2005    2004         2005    2004
                                        ------  ------       -----   -----
Service Cost                            $  2.3  $  2.2       $ 1.3   $ 0.9
Interest Cost                              5.4     5.4         2.8     2.4
Expected return on plan assets           (10.5)  (10.5)         --      --
Amortization of prior service costs        0.1     0.3        (0.3)   (0.3)
Amortization of net gain                  (0.6)   (1.1)       (0.8)   (1.6)
                                        ------  ------       -----   -----
Net periodic benefit (income) cost       ($3.3)  ($3.7)      $ 3.0   $ 1.4

                                       PENSION BENEFITS     OTHER BENEFITS
                                      -----------------   -----------------
                                      NINE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                      -----------------   -----------------
                                       2005      2004        2005    2004
                                      ------   -------      -----   -----
Service Cost                          $  6.9   $   6.6      $ 3.9   $ 3.0
Interest Cost                           16.2      16.2        8.4     7.5
Expected return on plan assets         (31.5)    (31.5)        --      --
Amortization of prior service costs      0.3       0.9       (0.9)   (0.9)
Amortization of net gain                (1.8)     (3.3)      (2.4)   (4.2)
                                      ------   -------      -----   -----
Net periodic benefit (income) cost     ($9.9)   ($11.1)     $ 9.0   $ 5.4

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

     As a result of these actions, the Company performed a re-measurement of its liability at June 30, 2005 factoring in applicable plan changes, as well as a reduction in the discount rate used in the calculation from 5.85% to 5.5%. The amortization of the benefit related to these changes will be $1.4 million for 2005 and will be recognized in the fourth quarter.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company previously disclosed in its financial statements for the year ended December 2004, that it expected to contribute $0.1 million to one of its pension plans in 2005. As of September 30, 2005, no contributions have been made. The Company presently anticipates contributing a total of $0.1 million to fund this pension plan in 2005.

7.   Impairments, Restructuring Charges, and Other Items

     During the third quarter, the Company recognized $1.4 million in restructuring and asset impairment charges. The European Engine & Power Train and Compressor businesses recorded $0.4 million and $0.5 million, respectively, under ongoing programs. The remaining $0.5 million related to the Electrical Components segment represents asset impairment charges for idled equipment.

     The Company also recognized restructuring costs of $1.9 million in the first half of 2005. These costs included $0.3 million of facility consolidation costs in the North American Compressor business and a $0.5 million additional impairment charge related to the St. Clair, Missouri Electrical Components facility. The remaining $1.1 million of restructuring costs related to the first step in the Company's efforts to reduce its excess capacity in the European Engine & Power Train operations. Included in the Company's plans for this operation is a workforce reduction of 100 personnel.

     Year to date 2005 results also included an impairment charge of $108.0 million related to the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment). As previously disclosed, the failure to achieve the business plan, coupled with expected future market conditions, has caused the Company to revisit the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of volumes and the Company's inability to recover higher commodity and transportation costs through price increases has resulted in revised expected cash flows for FASCO. Based on the revised estimates of cash flow, FASCO's fair value has deteriorated from the previous assessment and, as a result, a goodwill impairment of $108.0 million was recognized representing approximately half of the goodwill associated with this segment.

     Third quarter 2004 results included a reduction in workforce at one of the Company's Indian compressor facilities. The action affected approximately 100 employees at the cost of $1.0 million. Year-to-date 2004 results also included restructuring and impairment charges totaling $4.6 million related to several of the Company's facilities in its North American Compressor and Electrical Components businesses.

8.   Guarantees and Warranties

     A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian receivables sold at September 30, 2005 and December 31, 2004 were $30.3 million and $101.0 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating income and allowance for doubtful accounts.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     A provision for estimated future warranty costs and estimated returns for credit relating to warranty are recorded when products are sold and revenue recognized. A reconciliation of the changes in the Company's product warranty liability follows:

                                             Nine Months Ended
                                            September 30, 2005
                                            ------------------
(Dollars in millions)
Balance at January 1, 2005                        $ 38.1
   Accruals for warranties                          12.5
   Settlements made (in cash or in kind)           (18.9)
   Effect of foreign currency translation           (0.3)
                                                  ------
Balance at September 30, 2005                     $ 31.4

9.   Debt

     Subsequent to the end of the second quarter, the Company renegotiated the terms of its lending agreements with the holders of the Senior Guaranteed Notes. The amendment to this agreement added additional restrictive covenants and relaxed certain others. The capital expenditure covenant required further amendment in order for the Company to remain in compliance as of September 30, 2005 and the leverage ratio covenant was eliminated through December 31, 2006. The amendment also required the Company to provide collateral including all North American personal property and select real property. Under the agreement, the Company was permitted to pay dividends up to current levels beginning with the third quarter 2005. After the third quarter, however, dividend payments are only permitted to the extent the Company meets certain financial targets and remains in compliance with all other terms. This restriction will end if the Company remains in compliance with this requirement through first quarter 2007. As of August 8, 2005 the interest rate applicable to this borrowing increased from 4.6% to 6.60%, payable on the same schedule as the existing notes. There is no change to the maturity schedule.

     In conjunction with the amendment to the Senior Guaranteed Notes indicated above, the Company also renegotiated the terms of its $100 million five-year revolving credit facility. Similar to the arrangement applicable to the Senior Guaranteed Notes, certain covenants have been relaxed and others added. The Company's debt under the amended credit agreement will participate in the collateral established under the Senior Guaranteed Notes. The amended credit facility has an applicable Eurodollar rate margin, letter of credit fee rate and facility fee rate based on a sliding scale related to the Company's debt to EBITDA ratio. The Eurodollar rate margin and letter of credit fee rate was set at 210 basis points and the facility fee rate was set at 40.0 basis points on August 8, 2005. As of September 30, 2005, the Company had borrowed $10 million under the revolving credit facility at an average interest rate of 4.35%.

     The holders of the Company's industrial revenue bonds will share in the collateral established through these amendments.

     Due to further deterioration of future expected results related to the exchange rate between the Brazilian Real and the U.S. Dollar and the global demand for refrigeration and freezer compressors, the Company elected to not pay a dividend in the third quarter and does not currently expect to be able to pay dividends through first quarter 2007 under the terms of its current borrowing agreements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company continues to monitor its future expected results in relationship to the financial covenants specified under the terms of the respective borrowing arrangements, and should the Company fail to comply with such covenants, further amendments would be required. If the Company were to fail to obtain such amendment, the lenders could exercise their rights under the terms of the agreement. Alternatively, the Company may seek new financing arrangements which provide greater flexibility than currently afforded under the existing Senior Guaranteed Notes, in combination with potential sales of assets as part of its overall business strategies.

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

     The Company, in cooperation with the WDNR, also conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At September 30, 2005, the Company had accrued $2.3 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

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

     In addition to the above-mentioned environmental matters, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At September 30, 2005 and December 31, 2004, the Company had accrued $42.8 million and $43.3 million, respectively, for environmental remediation, including $39.7 million relating to the Sheboygan River and Harbor Superfund Site. Additionally, as of September 30, 2005 and December 31, 2004, the Company had recorded a corresponding asset of $39.2 million relating to the Sheboygan River and Harbor Superfund Site in connection with its agreement with PRS. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

11.  Income Taxes

     The Company recognized tax expense of $30.9 million on a loss before taxes of $1.9 million for the quarter and $24.8 million on a loss before taxes of $142.9 million for the nine months ended September 30, 2005 as compared with an effective tax rate of 40% and 38% for the respective periods in 2004. The current quarter expense was primarily related to the recognition of deferred tax asset valuation allowances against amounts previously recorded by the Brazilian Engine operations ($7.1 million) and U.S. ($18.1 million) as the preponderance of negative evidence indicates that these deferred taxes will not be recoverable. The continued strength of the Brazilian Real against the U.S. Dollar and other factors has diminished the prospects of tax planning strategies utilizing these carry-forwards in a timely manner. The comparison of our year to date effective rate to prior year was also affected by the non-deductibility of the goodwill impairment recognized in the second quarter of 2005. Excluding these charges, the effective rate varies from rates used in prior periods as the result of not providing benefits on losses in jurisdictions where the preponderance of negative evidence suggests that these deferred tax assets would not be recoverable.

12.  Commitments and Contingencies

     A lawsuit filed against the Company and other defendants alleges that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. The complaint seeks an injunction, compensatory and punitive damages, and attorneys' fees. No orders have been entered in the case, and there has been limited discovery. While the Company believes it has meritorious defenses and intends to assert them vigorously, there can be no assurance that the Company will prevail. The Company also may pursue settlement discussions. It is not possible to reasonably estimate the amount of the Company's ultimate liability, if any, or the amount of any future settlement, but the amount could be material to the Company's financial position, consolidated results of operations and cash flows.

     The Company is also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions, incidental to its business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to the Company, management does not believe that the disposition of these other matters will have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

14.  Subsequent Event

     On October 28, 2005, the Company announced it would cease engine assembly operations in Corinth, Mississippi and consolidate such activities at its U.S. assembly facility in Dunlap, Tennessee. This move affects approximately 280 people with layoffs to begin on or after December 31, 2005. The Company estimates the costs to be $1.5 million, consisting primarily of severance and asset relocation costs.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are one of the largest independent producers of hermetically sealed compressors in the world, one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications, and one of the leading manufacturers of fractional horsepower motors for the United States market. We also produce a variety of pump products with a wide range of applications. Our net sales have grown from $1.4 billion for the year ended December 31, 2001 to $1.9 billion for the year ended December 31, 2004. The primary source of sales growth was our 2002 acquisition of FASCO Motors, now the key component of our presence in the U.S. fractional horsepower motor market. Our products are sold in countries all over the world.

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we rely on developing new products and improving our ability to penetrate new markets through enhancements to the functionality, performance and quality of our existing products. For instance, in 2005 our Compressor Group expects to introduce a scroll-style compressor to serve commercial and air conditioning markets throughout the globe, and it will begin producing a new expanded range rotary compressor in India for global applications. Our Electrical Components Group has expanded its range of Brushless DC ("BLDC") variable speed motor products and our Pump Group will be selling a range of new energy saving pump models. To continue to grow sales and improve cash flows, we must successfully bring these products to market in a timely manner and win customer acceptance.

International sales are important to our business as a whole with sales to customers outside the United States representing approximately 44% of total consolidated net sales in 2004. The Company's dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of various government interventions into trade policy. We have experienced some of these factors and continue to carefully pursue these markets.

Our operating results are indicative of the environment that manufacturers face in today's global economy. The addition of new productive capacities in low-cost locations, like China, has resulted in new capacities and deflationary pricing in many of the market segments in which we operate. Like many of our customers and competitors, we have restructured older operations to remain cost competitive, including the movement of productive capacities to low-cost locations or nearer to customer facilities. These restructurings involve significant costs, in both financial and human terms. In addition, many of our markets are subject to macroeconomics trends, which expand and contract, and many overall trends which affect demand, such as weather.

The foreign manufacturing operations we have developed are subject to many risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions. These considerations are especially significant in the context of our Brazilian operations. The Brazilian compressor operations provided a significant portion of total Compressor Products segment production during 2004, and our Curitiba, Brazil facility is the key future manufacturing site to supply worldwide demand for lawn and garden engines.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a global manufacturer with production in 11 countries and sales in over 110 countries throughout the world, results are sensitive to changes in foreign currency exchange rates. In total, those movements have not been favorable to us during 2005. We have developed strategies to mitigate or partially offset the impact, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales denominated in both U.S. Dollars and Euros. Additionally, we have structured local financing relationships as natural hedges.

Lastly, commodity prices increased very rapidly during 2004 and 2005. Due to contractual commitments and competitive markets, we were not able to fully recover these cost increases through price increases and other cost savings. Increases in certain raw material, energy and commodity costs had a material adverse impact on our operating results in 2004 and continue to have a significant affect on our profitability in 2005. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, cost optimization engineering strategies, selective in-sourcing of components where we have available capacity, continued consolidation of our supply base, and acceleration of low-cost country sourcing. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. While we believe that our mitigation strategies eventually will offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. We are very focused on efforts to help us maintain our ability to compete on cost.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. In this regard, changes in inventory management practices and customer and vendor payment terms are expected to have a positive impact on our reported cash flows through 2005. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We use cash return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see Forward-Looking Statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2004.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

THREE MONTHS ENDED SEPTEMBER 30,            2005      %     2004       %
--------------------------------          -------   -----   ------   -----
(dollars in millions)
Net sales                                 $ 478.5   100.0%  $478.6   100.0%
Cost of sales and operating expenses        431.5    90.2%   403.4    84.3%
Selling and administrative expenses          41.4     8.7%    49.6    10.4%
Impairments, restructuring charges, and
   other items                                1.4     0.3%     2.0     0.4%
                                          -------           ------
Operating income                              4.2     0.9%    23.6     4.9%
Interest expense                             (8.0)    1.7%    (5.3)    1.1%
Interest income and other, net                1.9     0.4%     2.3     0.5%
                                          -------           ------
Income (Loss) before taxes                   (1.9)    0.4%    20.6     4.3%
Tax provision                                30.9     6.5%     8.3     1.7%
                                          -------           ------
Net income (loss)                          ($32.8)    6.9%  $ 12.3     2.6%
                                          =======           ======

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Net sales in the third quarter of 2005 were $478.5 million as compared to $478.6 million in the third quarter of 2004. Excluding an increase in sales of $20.5 million resulting from the effect of changes in foreign currency exchange rates, sales decreased $20.6 million or 4.3% versus the same quarter in the prior year. This was primarily due to lower volumes in the Compressor and Engine & Power Train segments.

Gross profit and gross margin were $47.0 million and 9.8% in the quarter ended September 30, 2005, as compared to $75.2 million and 15.7% in the quarter ended September 30, 2004. Gross profit was negatively affected by the impact of commodity costs, which reduced gross profit by $24.2 million. Pricing increases have helped to mitigate the impact of this increase. Gross profit was also negatively affected by unfavorable foreign exchange rates, particularly the Brazilian Real, which had an impact of $10.6 million.

Selling, general and administrative expenses were $41.4 million in the three months ended September 30, 2005, as compared to $49.6 million in the three months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses were 8.7% and 10.4% in the third quarters of 2005 and 2004, respectively. The decrease is primarily related to improvement in variable selling costs and global headcount reduction. The completion of the amortization of non-compete agreements associated with our 2002 acquisition of FASCO contributed $1.9 million to the decrease.

We incurred $1.4 million in asset impairment and restructuring charges during the third quarter. The North American Compressor operations recorded $0.5 million of additional moving costs related to previously announced actions and the European Engine & Power Train operations recorded $0.4 million of additional termination costs related to previously announced intent to reduce its workforce.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Engine & Power Train costs relate to the termination of an additional 15 employees and ongoing costs related to previous terminations. The remaining $0.5 million relates to asset impairment for manufacturing equipment idled through a facility consolidation within the Electrical Components segment.

Interest expense amounted to $8.0 million in the third quarter of 2005 compared to $5.3 million in the third quarter of 2004. The increase was primarily related to higher average interest rates applicable to our borrowings both in the United States and in a number of our foreign locations, in addition to reflecting the impact of the loss of benefit previously provided by interest rate swaps exchanging fixed rates for variable.

Interest income and other, net amounted to $1.9 million in the third quarter of 2005 compared to $2.3 million in the third quarter of 2004. This decrease resulted primarily from lower average deposits in Brazil and the United States.

We recognized tax expense of $30.9 million on a loss before taxes of $1.9 million for the third quarter, as compared with an effective tax rate of 40.3% on income before taxes of $20.6 million for the corresponding period in 2004. The current period expense was primarily related to the recognition of deferred tax asset valuation allowances against amounts previously recorded by the Brazilian Engine operations ($7.1 million) and U.S. ($18.2 million) as the preponderance of negative evidence indicates that these deferred tax assets will not be recoverable. The continued strength of the Brazilian Real against the U.S. Dollar and other factors has diminished the prospects of tax planning strategies utilizing these carry-forwards in a timely manner. Excluding these charges, the unusual result was the product of not providing benefits on losses in jurisdictions where the preponderance of negative evidence would indicate that these deferred tax assets would not be recoverable. The effective tax rate in future periods may vary from standard U.S. tax rates based upon changes in the mix of profitability between the jurisdictions where benefits on losses are not provided versus other jurisdictions where provisions and benefits were recognized. In addition, circumstances could change such that additional valuation allowances may become necessary on deferred tax assets in various jurisdictions.

Net loss in the third quarter of 2005 was $32.8 million, or $1.77 per share, as compared to net income of $12.3 million, or $0.67 per share, in the third quarter of 2004. The decline was primarily the result of the factors described above. Excluding charges, this quarter's results reflect the continuation of a trend of declining quarter over comparable quarter results which began with the fourth quarter of 2003.

Reportable Operating Segments

The financial information presented below is for our four reportable operating segments for the periods presented: Compressor, Engine & Power Train, Electrical Components and Pump. Financial measures regarding each segment's income before interest, other expense and income taxes ("operating income") and income before interest, other expense and income taxes divided by net sales ("operating margin") are not measures of performance under accounting principles generally accepted in the United States (GAAP). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income before interest, other expense and income taxes. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income before interest, other expense and income taxes to income before provision for income taxes, see Note 4, Segment Reporting.

     Compressor Products

Third quarter 2005 sales in our compressor business were flat at $218.6 million from $218.9 million in the third quarter of 2004. Declines in sales of compressors utilized in room air conditioners and commercial applications offset the increase in sales due to the effect of foreign currency translation of $19.5 million.

Compressor business operating income and the related margin on net sales for the third quarter of 2005 amounted to $7.6 million and 3.5% compared to $22.5 million and 10.3% in the third quarter of 2004. The effects of a weaker U.S. Dollar caused an operating income decline of $11.0 million compared to last year's third quarter. During the third quarter of 2005 when compared to the third quarter of 2004, the U.S. Dollar was on average 20.3% weaker versus the Brazilian Real. Compressor segment operating margin also deteriorated due to an unfavorable mix of sales and increases in commodity costs in excess of pricing adjustments. Results in the third quarter indicate lower total market demand in Europe and South America.

     Electrical Component Products

Electrical Components business sales were $103.3 million in the third quarter of 2005, a slight increase when compared to $102.1 million from the third quarter of 2004. The segment offset volume declines with pricing increases. Volume declines totaled $4.3 million and were particularly significant in the automotive seat actuator, blower, and motor businesses.

Electrical Components operating income and margin for the third quarter of 2005 amounted to $4.8 million and 4.6% compared to $3.5 million and 3.4% in the third quarter of 2004. The improvement in operating income in the quarter largely resulted from lower sales volumes and poorer mix of sales ($1.8 million) and higher commodity costs ($2.7 million), being offset by lower amortization of intangible assets of $1.9 million as well as productivity improvements and pricing recoveries.

     Engine & Power Train Products

Engine & Power Train business sales were slightly down at $124.2 million in the third quarter of 2005 compared to $128.6 million in the third quarter of 2004. Loss of business on walk behind rotary lawn applications and other engine lines used on certain utility products led the decline in sales totaling $8.7 million and $6.5 million, respectively. This was somewhat offset through increased volume of engines used in generators.

Engine & Power Train business operating loss in the third quarter of 2005 amounted to $5.2 million compared to income of $2.2 million in the third quarter of 2004. The decline in quarter results reflects losses in volume and increases in commodity ($3.8) and other costs ($9.6) somewhat offset by a better mix of sales of $7.0 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Pump Products

Pump business sales in the third quarter of 2005 amounted to $31.8 million compared to $28.5 million in same period in 2004. The 11.6% increase in sales was the result of volume growth across almost all of the segment's lines of business.

Operating income and margin amounted to $3.6 million and 11.3% in the third quarter of 2005 compared to $3.1 million and 10.9% in the same period in 2004. The increase in operating income was primarily attributable to the increases in sales volumes. The margin decline was a result of sales mix.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

NINE MONTHS ENDED SEPTEMBER 30,             2005       %       2004       %
-------------------------------           --------   -----   --------   -----
(dollars in millions)
Net sales                                 $1,404.8   100.0%  $1,439.8   100.0%
Cost of sales and operating expenses       1,285.0    91.5%   1,245.3    86.5%
Selling and administrative expenses          135.9     9.7%     145.4    10.1%
Impairments, restructuring charges, and
   other items                               111.3     7.9%       5.6     0.4%
                                          --------   -----   --------   -----
Operating income (loss)                     (127.4)    9.1%      43.5     3.0%
Interest expense                             (22.4)    1.6%     (16.5)    1.1%
Interest income and other, net                 6.9     0.5%      10.6     0.7%
                                          --------   -----   --------   -----
Income (Loss) before taxes                  (142.9)   10.2%      37.6     2.6%
Tax provision                                 24.8     1.8%      14.3     1.0%
                                          --------   -----   --------   -----
Net income (loss)                          ($167.7)   11.9%  $   23.3     1.6%
                                          ========   =====   ========   =====

Net sales in the nine months ended September 30, 2005 were $1,404.8 million as compared to $1,439.8 million in the same period of 2004. Excluding an increase in sales of $66.0 million resulting from the effect of changes in foreign currency exchange rates, sales decreased $101.0 million or 7.0% versus the same quarter in the prior year. This was primarily due to lower volumes in the Compressor and Engine & Power Train segments. Year to date sales declines were also experienced in our Electrical Components and Pump segments.

Gross profit and gross margin were $119.8 million and 8.5% in the nine months ended September 30, 2005, as compared to $194.5 million and 13.5% in the nine months ended September 30, 2004. Gross profit was negatively affected by the impact of commodity costs which were $78.2 million higher in relative terms. Pricing increases helped to mitigate the impact of this increase, though neither the Electrical Components or Engine & Power Train segments were able to achieve complete recovery. Gross profit was also negatively affected by unfavorable foreign exchange rates, particularly the Brazilian Real.

Selling, general and administrative expenses were $135.9 million in the nine months ended September 30, 2005, as compared to $145.4 million in the nine months ended September 30, 2004. As a percentage of net sales, selling, general and administrative expenses were 9.7% and 10.1% in the nine months ended September 30, 2005 and September 30, 2004, respectively. The completion of the amortization of non-compete agreements associated with our 2002 acquisition of FASCO contributed

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$5.7 million to the decrease in selling, general and administrative expenses in 2005. The comparison to sales did not improve due to higher relative first quarter selling costs, particularly in the Brazilian compressor operations.

We incurred $3.3 million in asset impairment and restructuring charges during the nine months ended September 30, 2005. The North American Compressor operations recorded $0.9 million of additional moving costs related to previously announced actions. The European Engine & Power Train operations recorded $1.4 million of termination costs related to previously announced intent to reduce its workforce. The Engine & Power Train costs relate to the termination of approximately 115 employees. The remaining $1.0 million relates to asset impairment for manufacturing equipment idled through a facility consolidation and additional impairment of the carrying value of a closed plant, both within the Electrical Components segment.

Current year results also include an impairment charge of $108.0 million related to the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment). As previously disclosed, the failure to achieve the business plan, coupled with expected market conditions, has caused us to revisit the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of volumes and our inability to recover higher commodity and transportation costs through price increases has resulted in revised expected cash flows for FASCO. Based on the revised estimates of cash flow, FASCO's estimated fair value has deteriorated from the previous assessment and, as a result, a goodwill impairment of $108.0 million was recognized.

Interest expense amounted to $22.4 million in the nine months ended September 30, 2005 compared to $16.5 million in the comparable period of 2004. The increase was primarily related to higher average interest rates applicable to our borrowings both in the United States and in a number of our foreign locations, in addition to reflecting the impact of the loss of benefit previously provided by interest rate swaps exchanging fixed rates for variable.

Interest income and other, net amounted to $6.9 million in the nine months ended September 30, 2005 compared to $10.6 million in the same period of 2004. This decrease resulted primarily from lower average deposits in Brazil and the United States.

We recorded income tax expense of $24.8 million on a loss before taxes of $142.9 million for the nine months ended September 30, 2005, as compared with an effective tax rate of 38.0% for the corresponding period in 2004. The primary differences in our tax benefit rate for the third quarter and the first nine months of fiscal 2005 as compared with the corresponding periods of fiscal 2004 was primarily due to non-deductibility of the goodwill impairment recognized in the second quarter of 2005 and the recognition of deferred tax asset valuation allowances during the third quarter of 2005 related to the Brazilian Engine operations ($7.1 million) and U.S. ($18.2 million) as the preponderance of negative evidence indicates that these deferred tax assets will not be recoverable. The continued strength of the Brazilian Real against the U.S. Dollar and other factors has diminished the prospects of tax planning strategies utilizing these carry-forwards in a timely manner. Excluding the goodwill impairment and valuation allowances, the unusual result was also the product of not providing benefits on losses in jurisdictions where the preponderance of negative evidence would indicate that these deferred tax assets would not be recoverable. The effective tax rate in future periods may vary from

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the 35% used in prior years based upon changes in the mix of profitability between the jurisdictions where benefits on losses are not provided versus other jurisdictions where provisions and benefits were recognized. In addition, circumstances could change such that additional valuation allowances may become necessary on deferred tax assets in various jurisdictions.

Net loss in the nine months ended September 30, 2005 was $167.7 million, or $9.07 per share, as compared to net income of $23.3 million, or $1.26 per share, in the nine months ended September 30, 2004. The current period decline was primarily the result of the impact of the goodwill impairment described above. Additional factors discussed through the Reportable Operating Segments discussion that follows contributed to the operating loss experienced which results even after excluding the impairment, other charges and deferred tax asset valuation allowances.

REPORTABLE OPERATING SEGMENTS

Please see the previous discussion of our use of segment income before interest, other expense and income taxes ("operating income") and income before interest, other expense and income taxes divided by net sales ("operating margin") on page 18.

     Compressor Products

Compressor business sales in the first nine months of 2005 increased 6.4% to $707.2 million from $664.9 million in the first nine months of 2004. The increase for the period from the prior year was mainly attributable to the effect of foreign currency translation that increased sales by $62.8 million. Excluding the effect of foreign currency fluctuation, volume increases of compressor products that are primarily manufactured by the Company in its Brazilian and Indian facilities and sold into the original equipment markets for residential refrigerators and freezers and volume increases in compressor products for commercial applications were more than offset by declines in sales of compressors used in room air conditioners.

Compressor business operating income and the related margin on net sales for the nine months ended September 30, 2005 amounted to $23.6 million and 3.3% compared to $53.7 million and 8.1% for the first nine months of 2004. The effects of foreign currency exchange rates caused a decline of $25.5 million. During the nine month period, the U.S. Dollar was on average 17% weaker versus the Brazilian Real and 3% weaker versus the Euro. Compressor segment operating margin also deteriorated due to an unfavorable mix of sales and higher commodity and transportation costs.

     Electrical Component Products

Sales for the first nine months of 2005 amounted to $305.9 million compared to $314.3 million in the first nine months of 2004. Volume declines totaled $19.7 million and were particularly significant in the automotive seat actuator, blowers, and residential and commercial aftermarket.

Electrical Components operating income and margin for the first nine months of 2005 amounted to $4.0 million and 1.3% compared to $11.2 million and 3.6% in the first nine months of 2004. The decline in operating income in the period largely resulted from lower sales volumes ($7.9 million), higher commodity costs ($15.0 million), and unanticipated operational inefficiencies primarily related to the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

closure of the St. Clair facility ($1.2 million), partially offset by lower amortization of intangible assets of $5.7 million.

     Engine & Power Train Products

Engine & Power Train business sales declined 16.6% to $297.8 million in the nine months ended September 30, 2005 compared to $356.9 million in the corresponding period of 2004. Loss of business totaling $32.7 million on walk behind rotary lawn applications led the decline in sales. Volumes were also lower in the transaxle business and in other engine lines utilized on certain utility products. These volume declines were somewhat offset by increased sales of engines used in generators.

Engine & Power Train business operating loss in the nine months ended September 30, 2005 amounted to $41.6 million compared to a loss of $11.2 million in the corresponding period of 2004. The decline in year to date results reflects increases in commodity costs of $10.6 million and other costs of $13.7 million.

The significant costs associated with excess capacities in the U.S. and Europe contributed substantially to the Engine & Power Train losses. The excess capacity situation was exacerbated by the current shift of production to our Brazilian manufacturing facility resulting in duplicate capacities. We intend to complete substantial cost reductions and volume improvements throughout 2005 and into 2006 to achieve sustained improvement.

     Pump Products

Pump business sales in the nine months ended 2005 amounted to $92.4 million compared to $102.5 million in comparable period in 2004. The 9.9% reduction in sales was primarily attributable to the loss of water gardening business at one mass market retailer.

Operating income and margin amounted to $10.1 million and 10.9% in the nine months ended September 30, 2005 compared to $11.3 million and 11.0% in the comparable period in 2004. The decrease in operating income and margin was primarily attributable to the reductions in sales volumes.

OTHER MATTERS

Environmental Matters

We are subject to various federal, state and local laws relating to the protection of the environment and are actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Note 10 to the financial statements.) Liabilities relating to probable remediation activities are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

At September 30, 2005 and December 31, 2004, we had accrued $42.8 million and $43.3 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites.

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

AlixPartners Engagement

We engaged AlixPartners during the third quarter of 2005 to assist in the restructuring plans of the Engine & Power Train business. These plans include focusing on improving profitability and customer service. The participation by AlixPartners allows the Company to affect this change in a shorter time frame than it otherwise could have achieved. The plan includes eliminating the significant duplicate capacity, among other cost reduction efforts.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness, and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities and borrowings under available credit facilities. A substantial portion of our operating income is generated by foreign operations. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions.

Cash Flow

Cash used in operating activities was $34.6 million in the first nine months of 2005 as compared to cash provided by operations of $34.5 million in the first nine months of 2004. The decrease was primarily the result of the declining net income; however, it represents an improvement of $20.9 million from the first six months as the Company successfully reduced its investment in working capital during the third quarter by $4.9 million. The cash generated from operations during the third quarter was used to fund capital expenditures and losses. Year to date, the Company used existing cash balances to prepay $50 million of the Company's Guaranteed Senior Guaranteed Notes, pay dividends, and fund capital expenditures.

Cash flows used in investing activities were $88.6 million in the first nine months of 2005 as compared to $55.6 million in the first nine months of 2004, reflecting a $33.0 million increase in capital expenditures in 2005, primarily related to new product expansions in Brazil and India.

Cash flows used in financing activities were $23.0 million in the first nine months of 2005 as compared to $53.1 million in the first nine months of 2004, primarily reflecting the repayment of $50 million of our Senior Guaranteed Notes in the first quarter net of additional foreign borrowings during 2005 versus repayments in 2004. The Company also paid dividends in the first and second quarters amounting to $11.8 million. The Company has currently suspended its dividend, did not pay a dividend during the third quarter, and does not expect to accumulate sufficient earnings under the terms of its current borrowing agreements to pay a dividend through first quarter 2007.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capitalization

In addition to cash provided by operating activities, we use a combination of our credit facility and long-term debt to fund our capital expenditures and working capital requirements. For the nine months ended September 30, 2005 and September 30, 2004, our average outstanding debt balance was $370.9 million and $399.2 million, respectively. The weighted average long-term interest rate, including the effect of hedging activities, was 4.64% and 3.47% for the respective periods. Among other factors, the change in the weighted average, long-term interest rate for the respective periods reflects the increase in the borrowing rate applicable to the $250 million Senior Guaranteed Notes which changed from 4.6% to 6.6% on August 8, 2005.

We use our $100 million revolving credit facility as needed for our short-term working capital fluctuations and general corporate purposes. For the nine months ended September 30, 2005, our average outstanding unsecured short-term debt balance was $11.2 million at a weighted average interest rate of 4.3%. This facility was not utilized during 2004. At September 30, 2005, $17.9 million was utilized for letters of credit.

The Company may also utilize long-term financing arrangements in connection with state investment incentive programs.

Accounts Receivable Sales

Certain of our Brazilian and Asian subsidiaries periodically sell their accounts receivable with financial institutions. Such receivables are factored with recourse to us and, in most cases, are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $30.3 million and $101.0 million as of September 30, 2005 and December 31, 2004, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under available credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements; however, the negative results experienced over the last quarter of 2004 and the first six months of 2005 and the recognition of the goodwill impairment charge required the Company to amend its debt covenants in both the Note Purchase Agreement with the holders of its Senior Guaranteed Notes and the credit agreement for its Revolving Credit Facility, under which JPMorgan Chase Bank, N.A. acts as agent for a group of lenders. The amendments were signed on August 5, 2005. New terms of the agreements provide for security interests in certain of the Company's assets and specific covenants related to EBITDA and capital expenditures through December 2006. The capital expenditure covenant required further amendment in order for the Company to remain in compliance as of September 30, 2005 and the leverage ratio covenant was eliminated through December 31, 2006. While the terms of the agreement also permit resumption of dividends, presuming continued compliance with these covenants and subject to minimum levels of EBITDA, beginning with the fourth quarter of 2005 through the first quarter of 2007, the Company does not currently expect to pay dividends through this compliance period and elected not to pay a dividend in the third quarter.

The Company continues to monitor its future expected results in relationship to the financial covenants specified under the terms of the respective borrowing arrangements, and should the Company fail to comply with such covenants,

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

further amendments would be required. If the Company fails to obtain such amendment, the lenders could exercise their rights under the terms of the agreement. Alternatively, the Company may seek new financing arrangements which provide greater flexibility than currently afforded under the existing Senior Guaranteed Notes, in combination with potential sales of assets as part of its overall business strategies. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K for additional discussion related to the year ended December 31, 2004.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

Some of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. They are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers, and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Significant Accounting Policies and Critical Accounting Estimates," and Note 1, "Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes to our significant accounting policies or critical accounting estimates during the first nine months of 2005.

Recently Issued Accounting Pronouncements

Inventory Costs

The Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. While we have idle production capacity in several of our facilities and we are still evaluating the impact of this pronouncement, we do not believe the effects will be material.

OUTLOOK

Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included below.

The outlook for the remainder of the year is subject to the same variables that have negatively impacted the Company's year to date results. Commodity costs and key currency rates, particularly the Brazilian Real, will remain key factors to any rebound in the final quarter of the year. Recent indicators provide only slight encouragement as the Company expects the Brazilian Real to continue to

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

negatively affect its business. The Company has been acting on variables within its control, such as aggressively executing cost cutting actions. Global headcounts have been reduced by 2,300 since March 31, 2005, and the Company has changed retiree and healthcare benefits in the U.S. with an expected annual benefit of $4.0 million. The Company has engaged AlixPartners to assist in the completion of the Engine & Power Train Group restructuring, where substantial cost reductions associated with the elimination of duplicate capacities, are expected to benefit future periods. Despite these efforts, the Company expects fourth quarter results to lag comparable 2004 results, particularly due to the Compressor segment. Higher costs, an unfavorable Brazilian Real, weaker global markets for refrigeration and freezer compressors, and continued shifts to Asian-based rotary compressor for air conditioning are all factors. In addition, these factors can be reasonably expected to continue into 2006.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. It is likely that additional production relocation and consolidation initiatives will take place during 2005 and 2006 that could have an effect on the consolidated financial position and future results of operations of the Company.

CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act that are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of us. Forward-looking statements can be identified by the use of terms such as "expects," "should," "may," "believes," "anticipates," "will," and other future tense and forward-looking terminology, or by the fact that they appear under the caption "Outlook."

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) the success of our ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations; viii) availability and cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation; ix) actions of competitors; x) the ultimate cost of resolving environmental and legal matters; xi) our ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xiv) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xv) our ability to reduce a substantial amount of costs in the Engine & Power Train group associated with excess capacity, and
xvi) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices, and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and the Company's risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 12 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the third quarter of 2005.

The Company utilizes foreign currency forward exchange contracts to hedge foreign currency receivables, payables, and other known transactional exposures for periods consistent with the expected cash flows of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations because gains and losses on the hedged transactions offset gains and losses on the contracts. At September 30, 2005 and December 31, 2004, the Company held foreign currency forward exchange contracts and foreign currency call options with total notional values in the amount of $96.7 million and $53.4 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Local management is allowed to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. The total values of commodity forwards outstanding at September 30, 2005 and December 31, 2004 were $36.8 million and $23.7 million, respectively.

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

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures which were identified as not effective as of December 31, 2004 because of the material weakness discussed below, have not yet been fully corrected and are, therefore, not effective as of September 30, 2005. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly state in all material respects our financial condition, results of operations and cash flows for the periods presented.

As outlined in management's annual report as of December 31, 2004, the Company did not maintain effective controls over the segregation of duties over certain system access controls as well as security over user access rights to certain financial application systems which could affect accounts receivable and revenue, inventory and cost of goods sold, and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrated an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of user access to financial application programs and data. Individually, these deficiencies were evaluated as representing a more than remote likelihood that a misstatement that is more than inconsequential, but less than material, could occur; however, when aggregated, these deficiencies could result in a misstatement to the financial statement accounts, resulting in a material misstatement to the consolidated financial statements that would not be prevented or detected.

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

                                        TECUMSEH PRODUCTS COMPANY
                                        (Registrant)


Dated: November 7, 2005                 BY: /s/ JAMES S. NICHOLSON
                                            ------------------------------------
                                            James S. Nicholson
                                            Vice President, Treasurer and
                                            Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
4.1           Amendment No. 3 dated November 4, 2005 to Note Purchase Agreement dated March 5, 2003 by and among Tecumseh Products Company and certain Purchasers listed therein.

4.2 Second Amendment dated November 4, 2005 to Credit Agreement dated as of December 21, 2004 among Tecumseh Products Company, the lenders named therein, and JPMorgan Chase Bank, N.A., as agent.

EX-31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EX-31.2       Certification of the Chief Financial Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.

EX-32.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-32.2       Certification of the Chief Financial Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002.