Form 10-K
period 2005-12-31
TECUMSEH PRODUCTS CO
filed 2006-03-15
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005         Commission File Number 0-452

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark if the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Certain shareholders, which, as of June 30, 2005, held an aggregate of 356,306 shares of Registrant's Class A Common Stock and 1,335,631 shares of its Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of June 30, 2005 (based on the closing prices of $27.44 per Class A share and $27.75 per Class B share, as reported on the NASDAQ Stock Market on such date) of 13,045,632 Class A shares and 3,742,115 Class B shares held by non-affiliates was $461,815,833.

     Numbers of shares outstanding of each of the Registrant's classes of Common Stock at February 23, 2006:

          Class B Common Stock, $1.00 Par Value: 5,077,746

          Class A Common Stock, $1.00 Par Value: 13,401,938

Certain information in the definitive proxy statement to be used in connection with the Registrant's 2006 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                      PART I

Item 1.  Business .......................................................    1
Item 1A. Risk Factors ...................................................   12
Item 1B. Unresolved Staff Comments ......................................   17
         Executive Officers of Registrant ...............................   17
Item 2.  Properties .....................................................   18
Item 3.  Legal Proceedings ..............................................   18
Item 4.  Submission of Matters to a Vote of Security Holders ............   21

                                      PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ...........   21
Item 6.  Selected Financial Data ........................................   22
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations .......................................   23
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .....   40
Item 8.  Financial Statements and Supplementary Data ....................   42
Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ........................................   74
Item 9A. Controls and Procedures ........................................   74
Item 9B. Other Information ..............................................   76

                                     PART III

Item 10. Directors and Executive Officers of the Registrant .............   76
Item 11. Executive Compensation .........................................   77
Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters .............................   77
Item 13. Certain Relationships and Related Transactions .................   77
Item 14. Principal Accountant Fees and Services .........................   77

                                      PART IV

Item 15. Exhibits and Financial Statement Schedules .....................   77
Signatures ..............................................................   83

                                     PART I

ITEM 1. BUSINESS

GENERAL

Tecumseh Products Company (the "Company") is a full-line, independent, global manufacturer of hermetic compressors for residential and commercial refrigerators, freezers, water coolers, dehumidifiers, window air conditioning units and residential and commercial central system air conditioners and heat pumps; electric motors and components, including AC and DC motors, blowers, gear motors and linear actuators for a wide variety of industrial and consumer applications across a broad range of industries; gasoline engines and power train for lawn mowers, lawn and garden tractors, garden tillers, string trimmers, snow throwers, industrial and agricultural applications and recreational vehicles; and centrifugal pumps, sump pumps and small submersible pumps for industrial, commercial, marine and agricultural applications. The Company believes it is one of the largest independent producers of hermetically sealed compressors in the world, one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications, and one of the leading manufacturers of fractional horsepower motors for the United States market. The Company also produces a variety of pump products with a wide range of applications. The Company groups its products into four principal market segments: Compressor Products, Electrical Component Products, Engine & Power Train Products and Pump Products. All of the Company's products are sold in countries all around the world.

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

FOREIGN OPERATIONS AND SALES

In recent years, international sales and manufacturing have become increasingly important to the Company's business as a whole. In 2005, sales to customers outside the United States represented approximately 47% of total consolidated net sales. In addition to North American operations, compressor products are sold from Brazil, France, India and Malaysia, engines and component parts are produced in the Czech Republic and Brazil and electric motors are produced in Thailand and Australia.

Products sold outside the United States are manufactured at both U.S. and foreign plants. Tecumseh do Brasil, Ltda. ("Tecumseh do Brasil"), the Company's Brazilian compressor subsidiary, sells its products principally in Latin America, North America, Europe, Africa and the Middle East. The Brazilian operation represents a significant portion of the Company's compressor business. In 2005, total sales generated by Tecumseh do Brasil amounted to 40% of total Compressor Products segment sales.

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

In the engine business, the Company has two principal markets. The North American market is primarily served by the Company's U.S. manufacturing operations. The European market will be served by U.S. export sales following the announcement of the closure of the Company's Italian engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa") in December 2005. In addition, the engine business has a manufacturing facility in the Czech Republic that produces primarily larger engines and engine components for export to the U.S. market and a facility in Curitiba, Brazil that produces engine components and sub-assemblies for export to the U.S. and European markets.

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

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

The results of operations and other financial information by industry segment and geographic location (including the footnotes thereto) for each of the years ended December 31, 2005, 2004 and 2003 appear under the caption "Business Segment Data" in Note 8 to the Consolidated Financial Statements which appear in
Part II, Item 8, of this report, "Financial Statements and Supplementary Data," and that information is incorporated by reference into this Item 1. Our segments share similar economic characteristics and are similar in terms of products offered, production processes, types of customers served and methods of distribution. The information contained under the caption "Business Segment Data," along with the discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations" in this report should be read in conjunction with the business segment information presented in the following sections entitled: Compressor Products, Electrical Component Products, Engine & Power Train Products and Pump Products.

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

     Product Line

The Company manufactures and sells a variety of traditional, reciprocating piston compressors suitable for use in all four compressor market segments. These lines of compressors range in size from approximately 15,000 - 72,000 BTU/hour models used in unitary air conditioning applications to 200 - 12,000 BTU/hour models used in refrigerators/freezers, dehumidifiers, ice makers and vending machines.

Rotary compressors ranging from 5,000 to 18,000 BTU/hour are produced by the Company for room and mobile air conditioning applications, as well as certain commercial refrigeration applications. These compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating piston models.

Scroll compressors generally offer improved energy efficiency and reduced noise levels compared to traditional reciprocating designs and are generally preferred by OEMs for certain products, including unitary central air conditioning systems and certain commercial refrigeration applications. The Company currently has prototypes in testing with potential commercial refrigeration customers.

The Compressor products segment also produces subassemblies and more complete refrigeration systems that utilize its compressors as a component. Such products include condensing units, complete refrigeration systems and cooling systems that use variable speed, DC powered compressors. These products are sold to both OEM and aftermarket distributors.

     Manufacturing Operations

Compressor Products manufactured or assembled in the Company's North American plants accounted for approximately 25% of 2005 compressor sales. The balance was produced at the Company's manufacturing facilities in Brazil, France and India. The compressor operations are substantially vertically integrated, and the Company manufactures a significant portion of its component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. The Company utilizes multiple sources of supply, and the required raw materials and components are generally available in sufficient quantities, although the costs of commodity raw materials have increased substantially in recent years and are expected to remain volatile in the future.

     Sales and Marketing

The Company markets its North American, Brazilian and Indian built compressors under the "Tecumseh" brand and French built compressors under the "Tecumseh Europe-L'Unite Hermetique" brand. The Company sells its compressor products in North America primarily through its own sales staff. Major original equipment manufacturer (OEM) customers are assigned to sales staff on an account basis. Other customers (smaller commercial OEMs) are served by sales personnel assigned to specified geographic regions, and sales to aftermarket customers are made through independent sales representatives in addition to its own sales staff. The Company's North American, Brazilian, French and Indian operations each have their own sales staff. In certain foreign markets, the Company also uses local independent sales representatives and distributors.

Substantially all of the Company's sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of compressor products for unitary central air conditioning systems and commercial applications include substantial sales to both OEM and distributor customers.

The Company has over 1,200 customers for compressor products, the most significant of which are commercial customers. In 2005, the two largest customers for compressor products accounted for 4.9% and 3.8%, respectively, of total segment sales, or 2.4% and 1.9%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on the Company's business as a whole. Generally, the Company does not enter into long-term contracts with its customers in this segment. However, the Company does pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.

The Company exports to over 110 countries. In 2005, approximately 27% of the compressor products produced by the Company in its U.S. plants were exported to foreign countries. Approximately 47% of these exported products were sold in the Far and Middle East.

     Competition

All of the compressor market segments in which the Company operates are highly competitive. Participants compete on the basis of delivery, efficiency, noise level, price and reliability. The Company competes not only with other independent compressor producers but also with manufacturers of end products that have internal compressor manufacturing operations.

     North American Operations

The domestic unitary air conditioning compressor market consists of OEMs and a significant compressor aftermarket. The Company competes primarily with two U.S. manufacturers, Copeland Corporation, a subsidiary of Emerson Electric, Inc., and Bristol Compressors, Inc., a subsidiary of Johnson Controls. Copeland Corporation enjoys a larger share of the domestic unitary air conditioning compressor business than either Bristol Compressors, Inc. or the Company.

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

As discussed in the product line section, the Company continues to believe that the scroll compressor is important to maintaining a position in the unitary air conditioning and commercial refrigeration markets, and it continues to pursue development of the scroll compressor in a manner that limits financial risk to the Company. The Company has prototypes in testing with potential commercial refrigeration customers.

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

     Brazilian Operations

Tecumseh do Brasil competes directly with Embraco, S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America. Historically, Tecumseh do Brasil has sold the major portion of its manufactured compressors in Latin America, North America, Europe, Africa and the Middle East. Significant devaluations of the Brazilian Real in 1999 and 2002 set the stage for Tecumseh do Brasil to better compete in foreign markets, resulting in approximately 66%, 63%, and 67% of its production being exported in 2005, 2004 and 2003, respectively. However, during 2005 and 2004 the Brazilian Real appreciated against the U.S. Dollar by 16% and 8%, respectively, representing a significant departure from historical devaluation trends.

The operations in Brazil represent a significant and critical component of the Compressor Group as a whole given its overall cost structure and the scope of its operations. The Brazilian operations represented 40% and 38% of 2005 and 2004 sales, respectively, and has historically provided a disproportionate share of the Group's operating profit.

     Indian Operations

Tecumseh Products India Private Ltd. has two compressor manufacturing facilities in India that sell to regional markets and increasingly to global markets, including North America, the Middle East, the Far East and Africa. Major competitors include the Indian manufacturers Kirloskar Copeland Ltd., Carrier Aircon Ltd., Godrej, Videocon, BPL and others. Tecumseh Products India Private Ltd. produces compressors for the air conditioning and refrigerator and freezer markets. In 2005, approximately 14.0% and 13.2% of its sales were made to its two largest customers, respectively, and the loss of these customers would have a significant impact on the results of operations of this facility, and to a lesser extent, on the consolidated results of the Compressor Products segment and the Company as a whole.

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

The U.S. National Appliance Energy Conservation Act of 1987 (the "NAECA") requires specified energy efficiency ratings on room air conditioners and household refrigerator/freezers. Proposed energy efficiency requirements for unitary air conditioners were published in the U.S. in January 2001 and became effective in January 2006. The European and Brazilian manufacturing communities have issued energy efficiency directives that specify the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. The Company has ongoing projects aimed at improving the efficiency levels of its compressor products and has products available to meet known energy efficiency requirements as determined by our customers.

ELECTRICAL COMPONENT PRODUCTS

FASCO Motors Group is the largest single operation of the Electrical Component Products group. Headquartered in Eaton Rapids, Michigan, FASCO is a leading manufacturer in the U.S. fractional horsepower ("FHP") motors industry.

The FHP motors industry is large and diverse with an estimated size in excess of $10 billion. The market is generally stable as many different manufacturers use FHP motors as components of their applications. The pervasiveness of motors has been due, in part, to rising disposable income, spending on appliance "necessities" for replacement, remodeling and new construction, increased heating efficiency standards, increased use of power options in vehicles, growth in applications for motors in healthcare, leisure, exercise and home maintenance products, a wide variety of industrial applications, decreases in motor size and improvements in motor efficiency.

     Product Line

Electrical Component Products manufactures AC motors, DC motors, blowers, gearmotors and linear actuators, and other components used in applications with electric motors. Its products are used in a wide variety of applications in markets that include automotive, appliance and consumer durables, heating and cooling equipment, computer and office equipment, industrial machinery, commercial equipment, aerospace and healthcare. Tecumseh believes that the Company has products to serve approximately 20-25% of the market, with its primary focus on high value-added products and services.

     Manufacturing Operations

Currently, Electrical Component Products operates nine manufacturing or assembly facilities located as follows: four in the United States, two in Mexico and one each in Canada, Thailand and Australia. These facilities are to a large extent vertically integrated; however, some component parts are purchased from outside suppliers. The Company utilizes multiple sources of supply, and the required raw materials, including copper wire, steel, aluminum, zinc and components are generally available in sufficient quantities.

     Sales and Marketing

Electrical Component Products markets its products principally under the "FASCO" brand. The FASCO brand name is well known and nearly a century old. FASCO sells its products primarily through its own direct sales force supplemented by third party sales representatives in certain markets. Approximately 88% of FASCO's sales are to OEM customers. Sales professionals are assigned to accounts based upon type of account and geographic region.

Electrical Component Products has over 2,500 customers for its products, the largest of which are in the automotive sector. Historically, the top three customers have accounted for less than 18% of revenues, with the largest customer accounting for approximately 7.9%. Loss of the largest customer could have a material adverse effect on the results of Electrical Component Products. In addition, certain of Electrical Component Products' customers are competitors of Tecumseh's other business segments. Individually, none of these customers exceed 2% of Electrical Component Products' total sales. Electrical Component Products does not have long-term contracts with the majority of its customers.

     Competition

All of the application markets in which Electrical Component Products competes are highly competitive. Different competitors are present within each of the application markets. Key competitors in the automotive market segment include Daewoo, Bosch and Johnson Electric. Key competitors in residential and commercial market segments include Regal-Beloit, Emerson and A.O. Smith. In the linear actuator and gearmotor market segments, key competitors include Merkle-Koff, Bison and Hubbell. Participants compete on various levels, including motor design and application, customer service and price. Motor design and application is critical because OEMs are constantly improving their product lines, which often require new motor specifications. In general, end-use markets today are looking for smaller, more efficient, faster, cooler-operating and lighter motors. In addition to competing with other independent motor manufactures, the Company also competes to a lesser extent with manufacturers of end products that have internal motor manufacturing operations.

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

     Manufacturing Operations

The Company manufactures or assembles engines and related components in three plants in the United States, one plant in the Czech Republic and one plant in Brazil. All of the Company's power train products are currently manufactured in one facility in the United States and in the Group's facility in Brazil. Operations of the Company in this segment are partially vertically integrated as the Company produces most of its plastic parts and carburetors. The Company purchases the aluminum die-castings used in its engines and power train products. The Company utilizes multiple sources of supply, and the required raw materials and components are generally available in sufficient quantities.

Significant declines in unit volumes since 1999 left the Engine & Power Train operations with over-capacity. From 2001 to the current year, the Company recognized restructuring charges of $39.0 million related primarily to the closure of production facilities resulting in write-downs of fixed assets and the relocation of certain engine and component part production from domestic facilities to the Company's facilities in the Czech Republic and Brazil. As a result of these actions, manufacturing activities ceased at the Company's facilities in Grafton, Wisconsin, Sheboygan Falls, Wisconsin and Douglas, Georgia during 2003 and Corinth, Mississippi and Torino, Italy during 2005..

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

In 2005, the three largest (direct ship) customers for Engine & Power Train Products accounted for 31.5%, 13.9%, and 12.8%, respectively, of segment sales, or 6.9%, 3.0%, and 2.8%, respectively, of consolidated net sales. Some of the engines provided to these customers are incorporated into end consumer products that are sold by a number of large retailers, including Sears and Home Depot, that represent a significant portion of industry sales. Loss of any of this segment's three largest customers, and/or the loss of a significant retail distributor, would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole.

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

The European Community has implemented noise standards for some categories of engine-powered equipment. These standards take effect in two stages: Stage I began January 3, 2002 and Stage II took effect January 3, 2006. They regulate the sound level of the complete product delivered to the end user. The Company currently supplies engines to and works with equipment manufacturers to assure that their products comply with these standards. The European community has also adopted exhaust emission regulations that affect the engines sold into the European community. These regulations are being implemented in stages with the first stage initiated in August 2004. These regulations are similar to the U.S. EPA regulations and as a result are not expected to impact the competitive position of the Company.

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

During 2004, the Company was informed by a major retailer, which accounted for approximately 17% of Little Giant's overall business or 70% of Little Giant water gardening business, that it was switching to a China-based supplier for the 2005 season. The Company continues to seek other distribution channels for this product, and successfully mitigated the loss in sales primarily through growth in other product lines.

MP Pumps manufactures and sells a variety of centrifugal pumps ranging in capacity from 5 to 1,000 gallons per minute, that are used in the agricultural, marine and transportation industries, and in a variety of commercial and industrial applications and end products. MP Pumps sells both to OEMs, which incorporate its pumps into their end products, and through an extensive network of market segmented distributors located throughout the United States. The distributors within the network both engineer and sell pump products to end users and small OEMs. A limited number of pumps are also sold to departments and agencies of the U.S. government. MP Pumps markets both custom and standard catalog product through its own sales staff. Pumps sold through distribution channels are branded under the "MP" and "Flomax" registered trade names. Some pumps are privately labeled for specific customer use.

BACKLOG AND SEASONAL VARIATIONS

Most of the Company's production is against short-term purchase orders, and backlog is not significant.

Compressor Products, Engine & Power Train Products and Electrical Component Products are subject to some seasonal variation. Overall, the Company's sales and operating profit typically are stronger in the first two quarters of the year than in the last two quarters. However, depending on relative performance among the groups and factors, such as foreign currency changes and global weather, trends can vary.

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

RESEARCH AND DEVELOPMENT

The Company must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. The Company spent approximately $30.6 million, $34.0 million, and $31.5 million during 2005, 2004, and 2003, respectively, on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

EMPLOYEES

On December 31, 2005, the Company employed approximately 19,100 persons, 70% of whom were employed in foreign locations. Approximately 1,000 of the U.S. employees were represented by labor unions, with no more than 600 persons covered by the same union contract. The majority of foreign location personnel are represented by national trade unions. The number of the Company's employees is subject to some seasonal variation. During 2005, the maximum number of persons employed was approximately 22,900 and the minimum was approximately 19,100. Overall, the Company believes it generally has a good relationship with its employees.

AVAILABLE INFORMATION

The Company provides public access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (SEC) under the 1934 Act. These documents may be accessed free of charge through the Company's website at the following address: http://www.tecumseh.com/investor.htm. These documents are provided as soon as practicable after filing with the SEC, although not generally on the same day. These documents may also be found at the SEC's website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section in Item 7 below, "Disclosure Regarding Forward-Looking Statements," should be considered in addition to the following statements.

     DEMAND FOR OUR PRODUCTS WILL BE AFFECTED BY GENERAL GLOBAL ECONOMIC CONDITIONS.

Demand for our products is influenced by many global economic conditions, including but not limited to new construction activity and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond our control, such as the overall strength of the economy (including confidence in the economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates, availability of consumer financing and interest rates. Any declines in new housing or commercial construction starts or demand for replacement building and home improvement products may adversely impact us, and there can be no assurance that any such adverse effects would not be material and would not continue for an indeterminate period of time. Further, while we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, we cannot assure you that a significant or sustained downturn in a specific end market or geographic region would not have a material adverse effect on us.

     OUR BUSINESSES OPERATE IN HIGHLY COMPETITIVE MARKETS, SO WE MAY SUFFER PRICING INFLEXIBILITY OR INCUR ADDITIONAL COSTS.

Our businesses generally face substantial competition in each of their respective markets. Competition may prevent us from raising or force us to cut prices or to incur additional costs to remain competitive. We compete on the basis of product design, quality, availability, performance, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage in the affected business or businesses. We cannot assure you that these and other factors will not have a material adverse effect on our results of operations.

In particular, our three largest business segments operate in environments where worldwide productive capacities exceed global demand and customers and competitors are establishing new productive capacities in low cost countries, including China. These trends have resulted in the need for Tecumseh to restructure its operations by removing excess capacities, lowering its cost of purchased inputs and shifting productive capacities to low cost countries in order to improve its overall cost structure, restore margins and improve its competitive position in its major markets. There is no guarantee that these initiatives, which have included plant closures, headcount reductions, expanded operations in low-cost countries (including China, India and Brazil) and global sourcing initiatives, will be successful in setting the stage for improvement in profitability in the future.

In particular we are making significant changes to the Engine & Power Train Group with a strategy to consolidate our manufacturing footprint to reduce costs. In 2005, the Company engaged Alix Partners to assess the Company's strategy and execute the operational improvements identified from their study.

     MATERIAL COST INFLATION COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as copper, aluminum, steel, resins, as well as other input costs including ocean freight, fuel, health care and insurance. We also are continuing to implement our excellence in operations initiatives in order to continuously reduce our costs. We cannot assure you, however, that these actions will be successful to manage our costs or increase our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations.

     SEASONALITY OF SALES AND WEATHER CONDITIONS MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

We experience seasonal and weather-related fluctuations in demand in each of our segments. End-user demand for equipment, particularly air conditioners, lawn and garden products, portable power generators and snow throwers, follows weather trends, water patterns (such as heavy droughts or flooding) or can be related to natural catastrophes. The magnitude of the sales spike is partially mitigated by effective use of the distribution channel by employing advance sales programs (generally including extended payment terms and/or additional discounts). We cannot assure you that seasonality and weather conditions will not have a material adverse effect on our results of operations.

     OUR RESULTS OF OPERATIONS MAY BE NEGATIVELY IMPACTED BY LITIGATION.

Our business exposes us to potential litigation, especially product liability suits that are inherent in the design, manufacture, and sale of our products. These claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome.

As we self-insure a portion of product liability claims, an unsuccessful defense of a product liability claim or series of successful claims could materially and adversely affect our product reputation and our financial condition, results of operations, and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our Company.

     WE ARE SUBJECT TO CURRENCY EXCHANGE RATE AND OTHER RELATED RISKS.

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In particular, this situation exists for the Company with respect to our Brazilian operations which has sales denominated in the

U.S. dollar and the Euro. In 2005, total sales generated by Tecumseh do Brasil amounted to 40% of total Compressor Products segment sales.

In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. While we customarily enter into financial transactions to mitigate these risks, we cannot assure that currency exchange rate fluctuations will not adversely affect our results of operations and financial condition. In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature, if they occur or continue for significant periods of time, could have an adverse effect on our results of operations and financial condition in any given period.

     WE ARE EXPOSED TO POLITICAL, ECONOMIC AND OTHER RISKS THAT ARISE FROM OPERATING A MULTINATIONAL BUSINESS.

Sales outside of North America, including export sales from North American businesses, accounted for approximately 47% of our net sales in 2005. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

          - the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

          - trade protection measures and import or export licensing requirements;

          - tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

          - the imposition of tariffs, exchange controls or other restrictions;

          - difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

          - the protection of intellectual property in foreign countries may be more difficult;

          - required compliance with a variety of foreign laws and regulations; and

          - changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

     OUR OPERATIONS ARE SUBJECT TO EXTENSIVE ENVIRONMENTAL LAWS AND REGULATIONS.

Our plants and operations are subject to increasingly stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. While we believe that we are in compliance in all material respects with these environmental laws and regulations, we cannot assure that we will not be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination, and the amount of such liability could be material.

     WE MAY BE ADVERSELY IMPACTED BY WORK STOPPAGES AND OTHER LABOR MATTERS.

As of December 31, 2005, we employed approximately 19,100 persons worldwide. Approximately 1,000 of our U.S. employees are represented by various unions under collective bargaining agreements with various unions. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot assure that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at vehicle assembly plants where our engines are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.

     OUR LEVERAGE MAY IMPAIR OUR OPERATIONS AND FINANCIAL CONDITION.

As of December 31, 2005, our total consolidated debt was $365.5 million. Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other things, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets. In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our business objectives. We cannot assure you that we will meet any future financial tests or that the lenders will waive any failure to meet those tests.

If we default under our debt agreements, our lenders could elect to declare all amounts outstanding under our debt agreements to be immediately due and payable and could proceed against any collateral securing the debt. Under those circumstances, in the absence of readily-available refinancing on favorable terms, we might elect or be compelled to enter bankruptcy proceedings, in which case our shareholders could lose the entire value of their investment in our common stock.

     OUR PRODUCTS ARE SUBJECT TO RECALL FOR PERFORMANCE RELATED ISSUES.

We incur product recall costs when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Costs typically include the cost of the product, part or component being replaced, customer cost of the recall and labor to remove and replace the defective part or component. When a recall decision is made, we estimate the cost of the recall and record a charge to earnings in that period. In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost. As a result, these estimates are subject to change. Due to the nature of these actions, several recalls experienced simultaneously or one of particular significance could materially and adversely affect our financial condition, results of operation and cash flows.

     INCREASED OR UNEXPECTED PRODUCT WARRANTY CLAIMS COULD ADVERSELY AFFECT US.

We provide our customers a warranty on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months to 36 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our financial condition, results of operations and cash flows.

     OUR MANUFACTURING OPERATIONS ARE DEPENDENT UPON THIRD-PARTY SUPPLIERS, MAKING US VULNERABLE TO SUPPLY SHORTAGES.

We obtain materials and manufactured components from third-party suppliers. In certain of our businesses, a significant number of our suppliers of our raw material or component purchases in 2005 were the sole source for a particular supply item, although the majority of these materials and components can be obtained from other suppliers. Any delay in our suppliers' abilities to provide us with necessary materials and components may affect our capabilities at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business results.

     IF WE FAIL TO DEVELOP NEW AND INNOVATIVE PRODUCTS OR IF CUSTOMERS IN OUR MARKETS DO NOT ACCEPT THEM, OUR RESULTS WOULD BE NEGATIVELY AFFECTED.

Our products must be kept current to meet our customers' needs. To remain competitive, we therefore must develop new and innovative products on an on-going basis. If we fail to make innovations, or the market does not accept our new products, our sales and results would suffer.

We invest significantly in the research and development of new products. These expenditures do not always result in products that will be accepted by the market. To the extent they do not, whether as a function of the product or the business cycle, we will have increased expenses without significant sales to benefit us and lack of return on invested capital. Failure to develop successful new products may also cause potential customers to choose to purchase other equipment or competitors' products rather than invest in products manufactured by us.

     SYSTEM IMPLEMENTATION

During 2004, we selected a common information technology platform for the Company and began the process of converging our practices and methods to one version to be used by the Company and supported by the new system. The first site went live on the system in March of 2005 with several others planned for 2006. The process of transforming our business practices to a common platform and risks associated with switching over data processing present the risk of interruption to our business. This would have a wide ranging impact including raising concerns regarding the accuracy of our reported financial results or damaging our relationships with our customers and vendors.

     STRATEGIC DIVESTITURES COULD NEGATIVELY AFFECT OUR RESULTS.

We regularly review our business units and evaluate them against our core business strategies. As part of that process, we regularly consider the divestiture of non-core and non-strategic operations or facilities. Depending upon the circumstances and terms, the divestiture of a profitable operation or facility could negatively affect our earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Company.

                                                                                   PERIOD OF SERVICE
NAME AND AGE                             OFFICE OR POSITION HELD                     AS AN OFFICER
------------                             -----------------------                   -----------------
Todd W. Herrick, 63       Chairman of the Board of Directors,                    Since 1974
                          President and Chief Executive Officer (1)

James S. Nicholson, 44    Vice President, Treasurer, and Chief                   Since 2003
                          Financial Officer (2)

Michael R. Forman, 59     Vice President of Global Human Resources               Since 2001

Kent B. Herrick, 37       Vice President of Global Business Development (3)      Since January 1, 2005

Eric L. Stolzenberg, 50   President of Compressor Business Unit (4)              Since January 1, 2006

Ronald E. Pratt, 53       President of Electrical Components Business Unit (5)   Since January 1, 2006

(1) Last five years of business experience--Present position since 2003. President and Chief Executive Officer, Tecumseh Products Company 1986 - 2003. (Employed with Tecumseh Products Company since 1972.)

(2) Last five years of business experience--Present position since 2004. Corporate Controller, Tecumseh Products Company 2002 - 2004. Partner, PricewaterhouseCoopers, 1996 - 2001.

(3) Last five years of business experience--Present position since 2005. Executive Vice President in the Office of the Chairman in 2005, Corporate Vice President 2002 - 2004, General Manager Applied Electronics 2001. (Employed with Tecumseh Products Company since 1995.)

(4) Last five years of business experience--Present position since 2005. Vice President, Ingersoll-Rand, 2000 - 2005.

(5) Last five years of business experience--Present position since 2004. Vice President, Collins & Aikman - Specialty Products Division, 2002 - 2004. Director, TRW, 2000 - 2002.

ITEM 2. PROPERTIES

The Company's headquarters are located in Tecumseh, Michigan, approximately 50 miles southwest of Detroit. At December 31, 2005 the Company had 45 properties worldwide occupying approximately 10.5 million square feet with the majority, approximately 9.2 million square feet, devoted to manufacturing. Eighteen facilities with approximately 5.4 million square feet were located in nine countries outside the United States. The following table shows the approximate amount of space devoted to each of the Company's four principal business segments.

                                                Approximate Floor
Industry Segment                               Area in Square Feet
----------------                               -------------------
Compressor Products.........................        5,207,000
Electrical Component Products...............        1,900,000
Engine & Power Train Products...............        2,816,000
Pump Products and Other.....................          506,000

Five domestic facilities, including land, building and certain machinery and equipment are financed and leased through industrial revenue bonds. All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used. The Company considers that its facilities are suitable and adequate for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. The EPA has indicated its intent to address the site in two phases, with the Company's Sheboygan Falls plant site and the upper river constituting the first phase ("Phase I") and the middle and lower river and harbor being the second phase ("Phase II"). In May 2003, the Company concluded a Consent Decree with the EPA concerning the performance of remedial design and remedial action for Phase I, deferring for an unspecified period any action regarding Phase II.

In March 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of the Company's responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, the Company has purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. The Company believes such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the

Liability Transfer Agreement. On October 10, 2003, in conjunction with the Liability Transfer Agreement, the Company completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.

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

As the Liability Transfer Agreement was executed prior to the signing of the original Consent Decree for the Phase I work, the original Consent Decree was amended in the fourth quarter of 2005 to include PRS as a signing party. This assigns PRS full responsibility for complying with the terms of the Consent Decree and allows the EPA to enforce the Consent Decree directly with PRS. Prior to the execution of this amendment, U.S. GAAP required that the Company continue to record the full amount of the estimated remediation liability of $39.7 million and a corresponding asset of $39.2 million included in Other Assets in the balance sheet. With the subsequent amendment, the Company has removed the asset and $39.2 million of the liability from the balance sheet. While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The actual cost of this obligation will be governed by numerous factors, including, without limitation, the requirements of the WDNR, and may be greater or lower than the amount accrued.

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

The Company, in cooperation with the WDNR, also conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At December 31, 2005, the Company had accrued $2.3 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2005 and 2004, the Company had accrued $3.5 million and $43.3 million, respectively, for environmental remediation, including $0.5 million and $39.7 million relating to the Sheboygan River and Harbor Superfund Site with a corresponding asset of $39.2 million at December 31, 2004. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A and Class B common stock trades on the NASDAQ Stock Market under the symbols TECUA and TECUB, respectively. Total shareholders of record as of February 23, 2006 were approximately 390 for Class A common stock and 379 for Class B common stock. There were no equity securities sold by the Company during the period covered by this report. The Company has no equity securities authorized for issuance under compensation plans. The Company did not repurchase any of its equity securities during 2005.

MARKET PRICE AND DIVIDEND INFORMATION

Range of Common Stock Prices and Dividends for 2005

                                        Sales Price
                             ---------------------------------
                                 Class A           Class B          Cash
                             ---------------   ---------------   Dividends
Quarter Ended                 High      Low     High      Low     Declared
-------------                ------   ------   ------   ------   ---------
March 31 .................   $48.38   $38.02   $45.60   $36.25     $0.32
June 30 ..................    41.07    25.83    40.30    26.14      0.32
September 30 .............    30.91    21.01    31.13    20.38        --
December 31 ..............    24.00    18.65    21.92    16.01        --

Range of Common Stock Prices and Dividends for 2004

                                        Sales Price
                             ---------------------------------
                                 Class A           Class B          Cash
                             ---------------   ---------------   Dividends
Quarter Ended                 High      Low     High      Low     Declared
-------------                ------   ------   ------   ------   ---------
March 31 .................   $50.42   $40.38   $48.50   $39.50     $0.32
June 30 ..................    43.60    35.33    44.00    34.70      0.32
September 30 .............    44.03    37.01    43.48    37.73      0.32
December 31 ..............    48.50    41.04    45.87    39.90      0.32

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

                                                                    YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                        2005       2004       2003       2002       2001
                                                      --------   --------   --------   --------   --------
(Dollars in millions, except per share data)
Net sales..........................................   $1,847.0   $1,911.7   $1,819.0   $1,343.8   $1,398.9
Cost of sales and operating expenses...............    1,712.9    1,663.3    1,587.5    1,141.6    1,207.2
Selling and administrative expenses................      187.9      202.8      161.1      117.4      112.1
Impairments, restructuring charges, and other
   items...........................................      121.0       21.5       69.3       10.3       35.4
                                                      --------   --------   --------   --------   --------
Operating income (loss)............................     (174.8)      24.1        1.1       74.5       44.2
Interest expense...................................      (31.1)     (22.7)     (22.8)      (5.8)      (4.1)
Interest income and other, net.....................        9.6       14.0       21.1       15.1       20.3
                                                      --------   --------   --------   --------   --------
Income (Loss) before taxes and cumulative effect
   of accounting change............................     (196.3)      15.4       (0.6)      83.8       60.4
Tax provision (benefit)............................       27.2        5.3       (0.7)      29.7       17.6
                                                      --------   --------   --------   --------   --------
Income (Loss) before cumulative effect of
   accounting change...............................     (223.5)      10.1        0.1       54.1       42.8
Cumulative effect of accounting change for
   goodwill, net of tax............................         --         --         --       (3.1)        --
                                                      --------   --------   --------   --------   --------
Net income (loss)..................................    ($223.5)  $   10.1   $    0.1   $   51.0   $   42.8
                                                      ========   ========   ========   ========   ========
Basic and diluted earnings (loss) per share from
   continuing operations...........................    ($12.09)  $   0.55   $   0.01   $   2.93   $   2.30
Cash dividends declared per share..................   $   0.64   $   1.28   $   1.28   $   1.28   $   1.28
Weighted average number of shares outstanding
   (in thousands)..................................     18,480     18,480     18,480     18,480     18,607
Cash and cash equivalents..........................   $  116.6   $  227.9   $  344.6   $  333.1   $  317.6
Working capital....................................      402.0      505.7      545.5      503.7      605.7
Net property, plant and equipment..................      578.6      554.8      554.6      570.5      431.9
Total assets.......................................    1,800.5    2,062.8    2,105.8    2,063.0    1,519.8
Long-term debt.....................................      283.0      317.3      327.6      298.2       13.7
Stockholders' equity...............................      814.4    1,018.3    1,004.8      978.9      977.7
Capital expenditures...............................      113.3       84.0       82.8       73.9       65.4
Depreciation and amortization......................       92.3      102.9       97.6       65.1       72.0
Cost of common shares repurchased..................         --         --         --         --       18.1

Impairments, restructuring charges, and other items includes:

2005 net income included $121.0 million ($6.55 per share) of restructuring, impairment and other charges. Of this amount, $108.0 million related to impairment of the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment), an impairment charge of $2.7 million related to the goodwill associated with the 2001 acquisition of the Engine & Power Train's Czech Republic operations and a $2.7 million impairment charge related to the intangible assets associated with the 2001 acquisition of Manufacturing Data Systems, Inc., a technology business not associated with any of the Company's four main segments. In addition to these impairments, we incurred $7.6 million in asset impairment and restructuring charges. The Italian Engine & Power Train operations recorded $1.4 million of termination costs during the third quarter related to previously announced intent to reduce its workforce by 115 persons. The Company then recorded a $3.0 million charge upon the closure of this operation at the end of December reflecting our net investment in that operation. The remaining charges include $0.9 million recorded by the North American Compressor operations related to additional moving costs for previously announced actions and $2.3 million of asset impairment charges across several segments for manufacturing equipment idled through facility consolidations and the reduction to fair value of land and buildings associated with closed plants.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS RELATING TO FORWARD LOOKING STATEMENTS

The following information should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) the success of our ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations; viii) availability and cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation; ix) actions of competitors; x) the ultimate cost of resolving environmental and legal matters; xi) our ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xiv) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xv) our ability to reduce a substantial amount of costs in the Engine & Power Train group associated with excess capacity, and
xvi) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

We are one of the largest independent producers of hermetically sealed compressors in the world, one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications, and one of the leading manufacturers of fractional horsepower motors for the United States market. We also produce a variety of pump products with a wide range of applications. Our net sales have grown from $1.4 billion for the year ended December 31, 2001 to $1.85 billion for the year ended December 31, 2005. The primary source of sales growth was our 2002 acquisition of FASCO Motors, now the key component of our presence in the U.S. fractional horsepower motor market. Our products are sold in countries all over the world.

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we rely on developing new products and improving our ability to penetrate new markets through enhancements to the functionality, performance and quality of our existing products. For instance, our Compressor Group will introduce a scroll-style compressor to serve commercial and air conditioning markets throughout the globe, and it will begin producing a new expanded range rotary compressor in India for global applications. Our Electrical Components Group has expanded its range of Brushless DC ("BLDC") variable speed motor products and our Pump Group will be selling a range of new energy saving pump models. To continue to grow sales and improve cash flows, we must successfully bring these products to market in a timely manner and win customer acceptance.

International sales are important to our business as a whole with sales to customers outside the United States representing approximately 47% of total consolidated net sales in 2005. The Company's dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of various government interventions into trade policy. We have experienced some of these factors and continue to carefully pursue these markets.

Our operating results are indicative of the environment that manufacturers face in today's global economy. The addition of new productive capacities in low-cost locations, like China, has resulted in new capacities and deflationary pricing in many of the market segments in which we operate. Like many of our customers and competitors, we have restructured older operations to remain cost competitive, including the movement of productive capacities to low-cost locations or nearer to customer facilities. These restructurings involve significant costs, in both financial and human terms. In addition, many of our markets are subject to macroeconomics trends, which expand and contract, and many overall trends, which affect demand, such as weather.

The foreign manufacturing operations we have developed are subject to many risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions. These considerations are especially significant in the context of our Brazilian operations. The Brazilian compressor operations provided a significant portion of total Compressor Products segment production during 2005, and our Curitiba, Brazil facility is the key future manufacturing site to supply worldwide demand for lawn and garden engines.

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

Lastly, commodity prices increased very rapidly during 2004 and 2005. Due to competitive markets, we were not able to fully recover these cost increases through price increases and other cost savings. Increases in certain raw material, energy and commodity costs had a material adverse impact on our operating results in 2004 and 2005. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, cost optimization engineering strategies, selective in-sourcing of components where we have available capacity, continued consolidation of our supply base, and acceleration of low-cost country sourcing. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. While we believe that our mitigation strategies eventually will offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. We are very focused on efforts to help us maintain our ability to compete on cost.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. In this regard, changes in inventory management practices and customer and vendor payment terms had a positive impact on our reported cash flows through 2005. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We use cash return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Cautionary Statements Relating To Forward-Looking Statements" above, "Results of Operations" below, and "Risk Factors" in Item 1A.

RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

FISCAL YEAR ENDED DECEMBER 31, 2005 VS. FISCAL YEAR ENDED DECEMBER 31, 2004

Fiscal Year Ended December 31,              2005       %         2004       %
------------------------------            --------   -----     --------   -----
(dollars in millions)
Net sales..............................   $1,847.0   100.0%    $1,911.7   100.0%
Cost of sales and operating expenses...    1,712.9    92.7%     1,663.3    87.0%
Selling and administrative expenses....      187.9    10.2%       202.8    10.6%
Impairments, restructuring charges,
   and other items.....................      121.0     6.6%        21.5     1.1%
                                          --------             --------
Operating income (loss)................     (174.8)   (9.5%)       24.1     1.3%
Interest expense.......................      (31.1)   (1.7%)      (22.7)   (1.2%)
Interest income and other, net.........        9.6     0.5%        14.0     0.7%
                                          --------             --------
Income (Loss) before taxes.............     (196.3)  (10.6%)       15.4     0.8%
Tax provision..........................       27.2     1.5%         5.3     0.3%
                                          --------             --------
Net income (loss)......................    ($223.5)  (12.1%)      $10.1     0.5%
                                          ========             ========

Net sales in the year ended December 31, 2005 decreased $64.7 million or 3.4% versus the same period of 2004, including an increase in sales of $55.6 million resulting from the effect of changes in foreign currency exchange rates. This was primarily due to lower volumes in the Compressor and Engine & Power Train segments.

Gross profit and gross margin were $134.1 million and 7.3% in the year ended December 31, 2005, as compared to $248.4 million and 13.0% in the fiscal year ended December 31, 2004. Gross profit was negatively affected by the impact of commodity costs, which were $98.6 million higher in relative terms. Pricing increases helped to mitigate the impact of this increase, though neither the Electrical Components nor Engine & Power Train segments were able to achieve complete recovery. Gross profit was also negatively affected by unfavorable foreign exchange rates, particularly the Brazilian Real.

Selling, general and administrative expenses were $14.9 million or 7.3% lower in the fiscal year ended December 31, 2005 compared to the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses were 10.2% and 10.6% in the fiscal years ended December 31, 2005 and December 31, 2004, respectively. The completion of the amortization of non-compete agreements associated with our 2002 acquisition of FASCO contributed $7.5 million to the decrease in selling, general and administrative expenses in 2005.

Current year results include an impairment charge of $108.0 million related to the goodwill associated with the acquisition of FASCO (which is included in the Electrical Components segment), an impairment charge of $2.7 million related to the goodwill associated with the acquisition of the Engine & Power Train's Czech Republic operations and a $2.7 million impairment charge related to the intangible assets associated with the acquisition of Manufacturing Data Systems, Inc., a technology business not associated with any of the Company's four main segments.

The failure to achieve the business plan, coupled with expected market conditions, caused us to perform a mid-year assessment of the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of volumes and our inability to recover higher commodity and transportation costs through price increases resulted in revised expected cash flows for FASCO. Based on the revised estimates of cash flow, FASCO's estimated fair value had deteriorated from the previous assessment and, as a result, a goodwill impairment of $108.0 million was recognized.

During our annual fourth quarter assessment, the expected cash flows were lower than had previously been estimated resulting in goodwill impairment of $2.7 million in the Engine & Power Train Group operations and other intangible impairment of $2.7 million at Manufacturing Data Systems, Inc., both representing the entire carrying value recorded. The issues with the Czech Republic operation are indicative what we are experiencing throughout the Engine and Power Train segment, but reflects decisions made in the fourth quarter regarding as to where certain products will be produced in future years and uncertainty as to our ability to bring costs down enough to meet previous cash flow forecasts. The decreased expectations related to Manufacturing Data Systems, Inc. reflect the fact that the operation had failed to meet key development targets and had been recently unsuccessful in developing a market for certain products introduced in 2005.

In addition to these impairments, we incurred $7.6 million in asset impairment and restructuring charges during the fiscal year ended December 31, 2005. The Italian Engine & Power Train operations recorded $1.4 million of termination costs during the third quarter related to previously announced intent to reduce its workforce by 115 persons. The Company then recorded a $3 million charge upon the closure of this operation at the end of December reflecting our net investment in that operation.

The remaining charges include $0.9 million recorded by the North American Compressor operations related to additional moving costs for previously announced actions and $2.3 million of asset impairment charges across several segments for manufacturing equipment idled through facility consolidations and the reduction of carrying value of closed plants to fair value.

In 2004, we recorded charges of $8.7 million related to restructuring programs in the North American Compressor, Indian Compressor and Electrical Components businesses; $14.6 million related to environmental costs involving the Company's New Holstein, Wisconsin facility; and a $1.8 million gain related to the final curtailment of medical benefits related to former hourly employees of the Sheboygan Falls, Wisconsin Plant.

Interest expense amounted to $31.1 million in the fiscal year ended December 31, 2005 compared to $22.7 million in the comparable period of 2004. The increase was primarily related to higher average interest rates applicable to our borrowings both in the United States and in a number of our foreign locations, in addition to reflecting the impact of the loss of benefit previously provided by interest rate swaps exchanging fixed rates for variable.

Interest income and other, net amounted to $9.6 million in the fiscal year ended December 31, 2005 compared to $14.0 million in the same period of 2004. This decrease resulted primarily from lower average deposits in Brazil and the United States.

We recorded income tax expense of $27.2 million on a loss before taxes of $196.3 million for the fiscal year ended December 31, 2005, as compared with an effective tax rate of 34.4% for the corresponding period in 2004. The primary differences in our tax rate for fiscal 2005 as compared with the corresponding period were the non-deductibility of the goodwill and other intangible asset impairment recognized in 2005 and the recognition of deferred tax asset valuation allowances during the third quarter of 2005 related to the Brazilian Engine operations ($7.1 million) and U.S. ($18.2 million), as the preponderance of negative evidence indicated that these deferred tax assets would not be recoverable. Excluding the impairments and valuation allowances, the unusual result was also the product of not providing benefits on losses in jurisdictions where the preponderance of negative evidence would indicate that these deferred tax assets would not be recoverable. The effective tax rate in future periods may vary from the 35% used in prior years based upon changes in the mix of profitability between the jurisdictions where benefits on losses are not provided versus other jurisdictions where provisions and benefits are recognized. In addition, circumstances could change such that additional valuation allowances may become necessary on deferred tax assets in various jurisdictions.

Net loss in the fiscal year ended December 31, 2005 was $223.5 million, or $12.09 per share, as compared to net income of $10.1 million, or $0.55 per share, in the fiscal year ended December 31, 2004. The current period decline was primarily the result of the impact of the goodwill impairment, other impairments and restructuring costs and deferred tax asset valuation allowances described above. Additional factors discussed throughout the Reportable Operating Segments discussion that follows contributed to the operating loss experienced, even after excluding the impairments, restructuring charges, and deferred tax asset valuation allowances.

REPORTABLE OPERATING SEGMENTS

The financial information presented below is for our four reportable operating segments for the periods presented: Compressor, Engine & Power Train, Electrical Components and Pump. Financial measures regarding each segment's income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items ("operating income") and income (loss) before interest, other expense and income taxes and impairments, restructuring charges, and other items divided by net sales ("operating margin") are not measures of performance under accounting principles generally accepted in the United States (GAAP). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income (loss) before interest, other expense and income taxes, impairments, restructuring charges, and other items to income before provision for income taxes, see Note 8, Segment Reporting.

     Compressor Products

Compressor business sales in the fiscal year of 2005 increased 3.5% to $910.9 million from $880.2 million in 2004. The increase for the period was attributable to the effect of foreign currency translation that increased sales by $56.3 million. Excluding the effect of foreign currency fluctuation, volume increases of aftermarket products and compressor products that are primarily manufactured by the Company in its Brazilian and Indian facilities and sold into the original equipment markets for residential refrigerators and freezers were more than offset by declines in sales of compressors used in room air conditioners and commercial applications. Aftermarket volumes improved based on favorable relative weather conditions, and refrigeration and freezer volume gains were driven by economic forces providing greater demand for the product. Air volumes decreased with the shift to products the Company did not offer at that time.

Compressor business operating income and the related margin on net sales for the fiscal year ended December 31, 2005 amounted to $18.8 million and 2.1% compared to $60.5 million and 6.9% for 2004. The effects of foreign currency exchange rates caused a decline of $35.9 million. During the fiscal year ended December 31, 2005, the U.S. Dollar was on average 16% weaker versus the

Brazilian Real and 14% stronger versus the Euro than during 2004. Compressor segment operating margin also deteriorated due to an unfavorable mix of sales and higher commodity and transportation costs.

     Electrical Component Products

Sales for the fiscal year of 2005 amounted to $410.1 million compared to $422.6 million in 2004. Volume declines totaled $27.0 million and were particularly significant in the automotive seat actuator, blowers, and residential and commercial aftermarket.

Electrical Components operating income and margin for the fiscal year of 2005 amounted to $7.5 million and 1.8% compared to $11.3 million and 2.7% in 2004. The decline in operating income in the period largely resulted from lower sales volumes ($10.6 million), higher commodity costs ($16.3 million), and unanticipated operational inefficiencies primarily related to the closure of the St. Clair facility ($1.2 million), partially offset by lower amortization of intangible assets of $7.5 million.

     Engine & Power Train Products

Engine & Power Train business sales declined 15.9% to $404.1 million in the fiscal year ended December 31, 2005 compared to $480.9 million in the corresponding period of 2004. Loss of business totaling $35.8 million on walk behind rotary lawn applications led the decline in sales. Volumes were also lower in the transaxle business and in other engine lines utilized on certain utility products. These volume declines were somewhat offset by increased sales of engines used in generators.

Engine & Power Train business operating loss in the fiscal year ended December 31, 2005 amounted to $75.1 million compared to a loss of $21.2 million in the corresponding period of 2004. The decline in year to date results reflects increases in commodity costs of $12.4 million and other costs of $22.3 million, including costs of $8.0 million associated with two product recalls and fees of $7.8 million associated with the work of AlixPartners whom the Company engaged during the third quarter of 2005 to assist in the restructuring plans of the Engine & Power Train Group.

The significant costs associated with excess capacities in the U.S. and Europe contributed substantially to the Engine & Power Train losses. The excess capacity situation was exacerbated by the current shift of production to our Brazilian manufacturing facility resulting in duplicate capacities. We intend to complete this transition in 2006 and achieve sustainable cost reductions.

     Pump Products

Pump business sales in the fiscal year ended 2005 amounted to $120.1 million compared to $126.4 million in comparable period in 2004. The 5.0% reduction in sales was primarily attributable to the loss of water gardening business at one mass-market retailer.

Operating income and margin amounted to $13.0 million and 10.8% in the fiscal year ended December 31, 2005 compared to $13.7 million and 10.8% in the comparable period in 2004. The Company was able to offset the margin impact from the loss of sales with other cost reductions.

FISCAL YEAR ENDED DECEMBER 31, 2004 VS. FISCAL YEAR ENDED DECEMBER 31, 2003

Fiscal Year Ended December 31,              2004       %       2003       %
------------------------------            --------   -----   --------   -----
(dollars in millions)
Net sales..............................   $1,911.7   100.0%  $1,819.0   100.0%
Cost of sales and operating expenses...    1,663.3    87.0%   1,587.5    87.3%
Selling and administrative expenses....      202.8    10.6%     161.1     8.9%
Impairments, restructuring charges,
   and other items.....................       21.5     1.1%      69.3     3.8%
                                          --------           --------
Operating income.......................       24.1     1.3%       1.1     0.1%
Interest expense.......................      (22.7)   (1.2%)    (22.8)   (1.3%)
Interest income and other, net.........       14.0     0.7%      21.1     1.2%
                                          --------           --------
Income (Loss) before taxes.............       15.4     0.8%      (0.6)   (0.0%)
Tax provision..........................        5.3     0.3%      (0.7)   (0.0%)
                                          --------           --------
Net income (loss)......................   $   10.1     0.5%  $    0.1     0.0%
                                          ========           ========

Net sales in the year ended December 31, 2004 increased $92.7 million or 5.1% versus the same period of 2003, including an increase in sales of $55.6 million resulting from the effect of changes in foreign currency exchange rates. This was primarily due to higher volumes in the Compressor and Engine & Power Train segments. Sales increased in all of the Company's segments; however, the most substantial increase was in the Compressor business.

Gross profit and gross margin were $248.4 million and 13.0% in the fiscal year ended December 31, 2004, as compared to $231.5 million and 12.7% in the fiscal year ended December 31, 2003. Gross profit was negatively affected by the impact of commodity costs and unfavorable foreign exchange rates, particularly the Brazilian Real.

Selling, general and administrative expenses were $41.7 million or 25.9% higher in the fiscal year ended December 31, 2004 compared to the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses were 10.6% and 8.9% in the fiscal year ended December 31, 2004 and December 31, 2003, respectively. Though the majority of the increase was related to higher relative selling costs, the Company also experienced increases in personnel, travel expenses and professional fees, primarily Sarbanes-Oxley compliance and legal consulting costs. The Company also provided $2.5 million for an outstanding account receivable related to a significant customer of the Engine & Power Train business that filed for bankruptcy.

In 2004, we recorded $21.5 million of restructuring, impairment and other charges. Of this amount, $8.7 million was related to restructuring programs related to the North American Compressor, Indian Compressor and Electrical Components businesses; $14.6 million was related to environmental costs involving the Company's New Holstein, Wisconsin facility; and a $1.8 million gain was related to the final curtailment of medical benefits related to former hourly employees of the Sheboygan Falls, Wisconsin Plant.

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

During 2004, the Company also executed a program to reduce employment levels at one of the Company's Indian compressor facilities. The action affected approximately 100 employees at a cost of $1.2 million.

The 2003 results included a charge of $13.6 million related to environmental costs at the Company's Sheboygan Falls, Wisconsin facility, total net restructuring charges of $26.2 million related to the consolidation of operations in the Engine & Power Train business and related plant closings, and a $29.5 million charge for the impairment of goodwill associated with the Company's European compressor operations, primarily the result of the approximately 17% decline in the value of the U.S. Dollar versus the Euro.

Restructuring actions involving the Engine & Power Train business included the closure of the Company's Douglas, Georgia and Sheboygan Falls, Wisconsin production facilities and the relocation of certain production to the new Curitiba, Brazil facility and other existing U.S. locations. As a result of these actions, the Company incurred both charges and gains, which were recognized over the second, third and fourth quarters of 2003. Included in the charges were approximately $7.5 million in earned severance pay and future benefit costs relating to manpower reductions, $4.2 million in plant closing and exit costs incurred through December 31, 2003, and $20.3 million in asset impairment charges for idled equipment and facilities. The amount of severance pay and future benefit costs mentioned above included $0.8 million in curtailment losses related to the pension plan at the Sheboygan Falls, Wisconsin facility. The Company also recorded $5.8 million in curtailment gains associated with other post-employment benefits.

Interest expense amounted to $22.7 million in the fiscal year ended December 31, 2004 compared to $22.8 million in the comparable period of 2003.

Interest income and other, net amounted to $14.0 million in the fiscal year ended December 31, 2004 compared to $21.1 million in the same period of 2003. This decrease resulted primarily from lower average deposits in Brazil and the United States.

The Company's effective tax rates were 34.4% and 116.7% for the years ended December 31, 2004 and 2003, respectively. The Company's statutory federal income tax rate is 35%. The difference in 2003 was attributable to the non-deductibility of the $29.5 million goodwill impairment charge offset by adjustments to deferred taxes pertaining to unremitted earnings of foreign subsidiaries, utilization of foreign tax credits and the resolution of prior years' U.S. federal income tax audits.

Net income in the fiscal year ended December 31, 2004 was $10.1 million, or $0.55 per share, as compared to net income of $0.1 million, or $0.01 per share, in the fiscal year ended December 31,

2003. The improvement was primarily the result of the 2003 goodwill impairment and restructuring activities described above. Additional factors discussed through the Reportable Operating Segments discussion that follows contributed to the operating loss experienced, even after excluding the impairment, other charges and deferred tax asset valuation allowances.

REPORTABLE OPERATING SEGMENTS

Please see the previous discussion of our use of segment income before interest, other expense and income taxes ("operating income") and income before interest, other expense and income taxes divided by net sales ("operating margin") on page 24.

     Compressor Products

Compressor business sales in the fiscal year of 2004 increased $82.3 million or 10.3% to $880.2 million. The increase was mainly attributable to the effect of foreign currency translation that increased sales by $44.9 million. Excluding the effect of foreign currency fluctuation, volume increases of compressors used in residential refrigerators and freezers and room air conditioning were partially offset by declines in sales of compressors used in unitary air conditioning applications.

Compressor business operating income and the related margin on net sales for the fiscal year ended December 31, 2004 amounted to $60.5 million and 6.9% compared to $61.5 million and 7.7% for 2003. The operating margin decrease for 2004 versus 2003 was due to a number of factors including the impact of commodity price increases, an unfavorable exchange rate as the U.S. Dollar weakened against other key currencies, and falling prices in India from lower import duties. Cost saving activities helped to lessen the impact of these factors.

     Electrical Component Products

Sales for the fiscal year of 2004 amounted to $422.6 million compared to $420.9 million in 2003. The slight increase in sales was mostly attributable to new customers offset by changes in mix of products sold.

Electrical Components operating income and margin for the fiscal year of 2004 amounted to $11.3 million and 2.7% compared to $16.9 million and 4.0% in 2003. The decline in operating margin was mostly attributed to commodity cost increases that were not fully recovered through pricing actions or cost savings. The year's results were also impacted by warranty, response and expediting costs incurred in the first half of the year as a result of a product design change for an automotive segment customer. These costs were partially offset by the absence in 2004 of the $4.2 million write-up of FASCO inventory, recorded at December 31, 2002, in connection with purchase accounting, that was subsequently recognized in cost of sales during the first quarter of 2003.

     Engine & Power Train Products

Engine & Power Train business sales increased 1.2% to $480.9 million in the fiscal year ended December 31, 2004 compared to $475.1 million in the corresponding period of 2003. The net increase in sales reflected strong relative demand for engines in North America, partially offset by lower sales volumes in Europe. For the year, North American unit sales volumes of engines used for snow throwers, walk behind rotary lawn mowers and generators were up 4%, 6% and 21%, respectively. Weather patterns in North America were generally favorable to the respective selling seasons, and hurricane activity benefited the generator markets. In Europe, the Company lost share due to a strong Euro, which put the Company's European produced product at a disadvantage versus imported product.

Engine & Power Train business operating loss in the fiscal year ended December 31, 2004 amounted to $21.2 million compared to a loss of $5.3 million in 2003. The decline in results reflected numerous factors. In addition to the $2.5 million reserve related to an outstanding account receivable from a significant customer which filed for bankruptcy, higher commodity and freight costs, increased R&D spending, larger losses in Europe, currency losses of $1.6 million on dollar-dominated borrowings in Brazil, start up costs at the Curitiba, Brazil facility, and product rework that was necessitated by defective parts received from a supplier all contributed to the substantial decline in operating results. The declines were partially offset by the improvement in the operating results of the North American engine operations due to the cost reductions achieved with the closure of the Douglas, Georgia and Sheboygan Falls, Wisconsin facilities last year.

     Pump Products

Pump business sales in the fiscal year ended 2004 amounted to $126.4 million compared to $124.3 million in comparable period in 2003. The 1.7% improvement in 2004 sales reflected improved sales in the plumbing markets due to wet spring weather and strong OEM demand in the HVAC market.

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

At December 31, 2005 and December 31, 2004, we had accrued $3.4 million and $43.3 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

AlixPartners Engagement

We engaged AlixPartners during the third quarter of 2005 to assist in the restructuring plans of the Engine & Power Train business. These plans include focusing on improving profitability and customer service. We believe the participation by AlixPartners will allow the Company to effect this change in a shorter time frame than it otherwise could have achieved. The plan includes eliminating the significant duplicate capacity, among other cost reduction efforts. During 2005, the Company accrued $7.8 million related to fees earned by AlixPartners during the year.

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

CASH FLOW

2005 vs. 2004

Cash provided by operating activities was $16.0 million in the fiscal year of 2005 as compared to cash provided by operations of $5.2 million in 2004. Improvements in working capital management, particularly in the second half of the year, were utilized to fund operating activities. We also used existing cash balances during the year to prepay $50 million of the Company's Guaranteed Senior Guaranteed Notes, pay dividends, and fund capital expenditures.

Cash flows used in investing activities were $113.3 million in fiscal 2005 as compared to $84.0 million in 2004, reflecting a $29.3 million increase in capital expenditures in 2005, primarily related to new product expansions in Brazil and India.

Cash flows used in financing activities were $24.0 million in fiscal 2005 as compared to $58.9 million in 2004, primarily reflecting the repayment of $50 million of our Senior Guaranteed Notes in the first quarter net of additional foreign borrowings during 2005 versus repayments in 2004. The Company also paid dividends in the first and second quarters amounting to $11.8 million. The Company did not pay a dividend during the third or fourth quarters of 2005 and under its new credit facilities is prohibited from paying a dividend in 2006.

2004 vs. 2003

Cash provided in operating activities was $5.2 million in 2004 as compared to cash provided by operations of $86.0 million in 2003. The decrease was primarily the result of the declining results from operations and increased working capital. The cash generated from operations was used along with existing cash balances to pay dividends, fund capital expenditures and repay foreign borrowings.

Cash flows used in investing activities were $80.4 million in the 2004 as compared to $72.5 million in 2003, reflecting normal investing activities in support of current operations.

Cash flows used in financing activities were $58.9 million in 2004 as compared to $31.6 million in 2003, primarily reflecting the repayment of foreign borrowings.

CAPITALIZATION

In addition to cash provided by operating activities, we rely on our credit facility and long-term debt to provide for our capital expenditures and working capital requirements. In a few instances, we have supported foreign operations through inter-company borrowings, but the majority of these operations have made local financing arrangements to meet capital requirements. For the fiscal years ended December 31, 2005 and December 31, 2004, our average outstanding debt balance was $376.8 million and $395.1 million, respectively. The weighted average long-term interest rate, including the effect of hedging activities, was 6.2% and 4.9% for the respective periods. Among other factors, the change in the weighted average, long-term interest rate for the respective periods reflects the increase in the borrowing rate applicable to the $250 million Senior Guaranteed Notes, which changed from 4.6% to 6.6% on August 8, 2005. At December 31, 2005, $21.9 million of our $100 million revolving credit facility was utilized for letters of credit.

As is discussed in Note 9 to the financial statements, the Senior Guaranteed Notes and the revolving credit facility were successfully refinanced on February 3, 2006. Proceeds were also used to repay the remaining amounts outstanding under the Industrial Revenue Bonds. The Senior Guaranteed Notes and Revolving Credit Facility were replaced by a new financing package that includes a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The agreements provide for security interests in certain of the Company's assets and specific financial covenants related to EBITDA, capital expenditures and fixed charge coverage. Additionally, under the terms of the agreements, no dividends can be paid prior to December 31, 2006, and minimum amounts of credit availability are required thereafter. The First Lien Credit Agreement is available for five years and bears interest at LIBOR plus a margin tied to excess availability. The Second Lien Credit Agreement has a seven year term and bears interest at LIBOR plus 7.5%. The weighed average interest rate at funding was 9%.

     Accounts Receivable Sales

Certain of our Brazilian and Asian subsidiaries periodically sell their accounts receivable with financial institutions. Such receivables are factored with recourse to us and, in most cases, are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $32.1 million and $101.0 million as of December 31, 2005 and December 31, 2004, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

     Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under available credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements; however, the negative results experienced over the last quarter of 2004 and the first nine months of 2005 and the recognition of the goodwill impairment charge required the Company to amend its debt covenants in both the Note Purchase Agreement with the holders of its Senior Guaranteed Notes and the credit agreement for its Revolving Credit Facility, under which JPMorgan Chase Bank, N.A. acted as agent for a group of lenders, for the quarters ended June 30, 2005 and September 30, 2005. Continued deterioration of results in the fourth quarter again resulted in default of these amended covenants as of December 31, 2005. In order to cure these defaults and to provide sufficient liquidity while the Company takes actions to improve operating results, the Company successfully refinanced these obligations on February 3, 2006.

The Senior Guaranteed Notes and Revolving Credit Facility were replaced by a new financing package that includes a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The agreements provide for security interests in substantially all of the Company's assets and specific financial covenants related to EBITDA, capital expenditures and fixed charge coverage. Additionally under the terms of the agreements, no dividends can be paid prior to December 31, 2006 and minimum amounts of credit availability are required thereafter. The new arrangements bear a weighted average annual interest rate of 9.0% based upon outstandings at closing versus the rate of 6.6% applicable to the $250 million Senior Guaranteed Notes. More specific details regarding these new facilities have been provided in the Company's 8-K dated February 9, 2006.

     Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company does not believe it has any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on the Company; although, as disclosed in Note 12 to the Consolidated Financial Statements, the Company is contingently liable with respect to some export receivables sold in Brazil, and as disclosed in Note 10., the Company is contingently liable if costs of remediation of the Sheboygan Falls, Wisconsin plant site were to exceed the $100 million Remediation Cost Cap insurance purchased by the Company.

The Company has the following long-term contractual obligations:

                         Payments by Period (in millions)
                 ------------------------------------------------
                          Less than    1 - 3    3 - 5   More than
                  Total     1 Year     Years    Years    5 Years
                 ------   ---------   ------   ------   ---------
Long-term debt   $296.3     $14.2     $24.1     $2.0      $256.0

The Company has minimal capital and operating leases, as substantially all employed facilities and equipment are owned. Currently, the Company has no multi-year purchase commitments for capital items. Purchases of equipment are typically procured within a year and are subject to annual management approval.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Management bases its estimates on historical experience and other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Management continually evaluates the information used to make these estimates as the Company's business and the economic environment change. The use of estimates is pervasive throughout the Company's financial statements, but the accounting policies and estimates management considers most critical is as follows:

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

As discussed above, during the years ended December 31, 2005, 2004 and 2003 the Company recognized impairments of its long-lived assets of $2.4 million, $5.1 million and $20.3 million respectively, related to restructuring activities. During these years the Company also recognized impairments for assets idled by the discontinuation of specific product models. Such impairments are included in cost of sales and are considered to be part of the normal business cycle.

     Goodwill and Other Intangible AssetS

The Company has goodwill and other intangible assets recorded from acquisitions. These assets are subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. With respect to goodwill, impairment is tested in accordance with SFAS No. 142, "Goodwill and Other Intangibles" by comparison of the carrying value of the reporting unit to its fair value. As there are not quoted prices for the Company's reporting units, fair value is estimated based upon a present value technique using estimated discounted future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. Changes in the assumptions and estimates may affect the carrying value of goodwill and could result in additional impairment charges in future periods. Intangible assets other than goodwill are also subject to periodic evaluation for impairment and are equally sensitive to changes in the underlying assumptions and estimates.

While the Company traditionally conducts its annual assessment of impairment in the fourth quarter, the failure to achieve the business plan, coupled with expected market conditions, caused us to revisit the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004 in June of 2005. The deterioration of volumes and our inability to recover higher commodity and transportation costs through price increases has resulted in revised expected cash flows for FASCO. Based on the revised estimates of cash flow, FASCO's estimated fair value has deteriorated from the previous assessment and, as a result, a goodwill impairment of $108.0 million was recognized.

In our annual assessment in the fourth quarter of 2005, we determined that the expected cash flows associated with both the Engine & Power Train Group's Czech Republic operations acquired in 2001 and Manufacturing Data Systems, Inc., a technology business not associated with any of the Company's four main segments, were lower than had previously been estimated resulting in goodwill impairment of $2.7 million in the Engine & Power Train Group operations and other intangible impairment of $2.7 million at MDSI, both representing the entire carrying value recorded.

In 2003, the Company's assessment indicated a partial impairment amounting to $29.5 million of the total $40.1 million goodwill associated with the Company's European Compressor business. Had the estimated value of the European Compressor business been lower by 10%, the full amount of goodwill would have been impaired. The impairment was primarily the result of the approximate 17% decline in the value of the U.S. Dollar versus the Euro during 2003. The change in currency value increased the Company's net investment in the European subsidiary in U.S. Dollar terms and reduced margins on U.S. Dollar-denominated sales. The Company's 2004 and 2005 assessment did not indicate the need for additional impairments as the Company's computation of fair value exceeded carrying values.

At December 31, 2005, the Company had $130.9 million of goodwill and $54.8 million of other intangible assets recorded in its consolidated financial statements. Of the Goodwill balance, $16.9 million related to the Compressor business, $108.9 million related to the Electrical Components business and $5.1 million related to the Pump business. The entire other intangible balance is related to the Electrical Components business.

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

The Company is involved in a number of environmental sites where the Company is either responsible for, or participating in, a cleanup effort. As of December 31, 2005, the Company had accrued a total of $3.5 million and paid approximately $0.5 million in connection with these sites during 2005. For additional information on environmental liabilities, including the Sheboygan River and Harbor Superfund and Hayton Area Remediation Project sites, see Note 10 to the Financial Statements.

     Employee Related Benefits

The measurement of post-employment obligations and costs is dependent on a variety of assumptions. These assumptions include, but are not limited to, the expected rates of return on plan assets, determination of discount rates for re-measuring plan obligations, determination of inflation rates regarding compensation levels and health care cost projections. The assumptions used vary from year-to-year, which will affect future results of operations. Any differences among these assumptions and the Company's actual return on assets, financial market-based discount rates, and the level of cost sharing provisions will also impact future results of operations.

The Company develops its demographics and utilizes the work of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is based on investment yields available at year-end on corporate long-term bonds rated AA by Moody's. The expected return on plan assets reflects asset allocations; investment strategy and the views of investment managers and other large pension plan sponsors. The Company has experienced actual returns which are good approximations of those estimated, but a decline of 0.5% would have an impact of almost $3.0 million. The inflation rate for compensation levels reflects the Company's actual long-term experience. The inflation rate for health care costs is based on an evaluation of external market conditions and the Company's actual experience in relation to those market trends. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and the rate of return on plan assets would increase 2005 expense by $2.6 million and $3.1 million, respectively.

Due to the significant over-funding of the majority of U.S. pension plans, the Company recognized a net periodic benefit for pensions in its financial statements of $13.1 million and $14.3 million in 2005 and 2004, respectively. See Note 3 of the Notes to Consolidated Financial Statements for more information regarding costs and assumptions for post-employment benefits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


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

The Financial Accounting Standards Board ("FASB") issued FIN 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143" This statement clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability when incurred for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of this statement were to be applied in fiscal years ending after December 15, 2005. The Company recorded a liability of less than $0.5 million related to the adoption of this pronouncement.

OUTLOOK

Information in this "Outlook" section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report.

The outlook for 2006 is subject to the same variables that have negatively impacted the Company throughout 2005. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, the Company does not expect these factors to become any more favorable in 2006. Accordingly, the Company expects 2006 results to reflect only those actions it has been taking to reduce costs and, potentially, the benefits of new product introductions to the extent they are accepted in the market. For the Company as a whole, results for the first half of the year are expected to lag those of the prior year reflecting the deteriorating conditions through 2005 and higher interest costs, while results in the second half of the year are expected to improve as cost cutting actions are realized.

With respect to each of the Company's segments, results in the Compressor Group are expected to lag the results of 2005 throughout the year. The Electrical Components Group, which has demonstrated monthly year over year improvement since August of 2005, is expected to continue its improvement into 2006. The Engine and Power Train business has taken several major steps in 2005 to eliminate overcapacity and costs that will benefit 2006, with further improvements expected as the year progresses.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. It is likely that additional production relocation and consolidation initiatives will take place during 2006 that could have an effect on the consolidated financial position and future results of operations of the Company. In addition, the Company continues to evaluate potential acquisitions, joint ventures and dispositions that could improve the overall competitiveness and financial position of the Company and enhance its product offerings. Such transactions could also have an effect on future results of operations.

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

Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. The Company places its cash investments in bank deposits and investment grade, short-term debt instruments (predominately commercial paper) with reputable credit-worthy counterparties and, by policy, limits the amount of credit exposure to any one counterparty.

The Company uses contemporary credit review procedures to approve customer credit. Customer accounts are actively monitored, and collection efforts are pursued within normal industry practice. Management believes that concentrations of credit risk with respect to receivables are somewhat limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. However, in the Engine & Power Train Group, the manufacture of small gasoline engine-powered lawn and garden equipment is dominated, to a large extent, by three to four manufacturers. The Company sells to all of these manufacturers and, as a result, a significant portion of the Group's open accounts receivable at any time is comprised of amounts due from these manufacturers. During the fourth quarter of 2004 one of these customers declared bankruptcy resulting in a charge of $2.5 million.

A portion of export accounts receivable of the Company's Brazilian subsidiary is sold at a discount. Discounted receivables sold in the Brazilian subsidiary at December 31, 2005 and 2004 were $32.1 million and $101.0 million, respectively, and the discount rate was 8.56% in 2005 and 7.3% in 2004. The Company maintains an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.

Interest Rate Risk - The Company is subject to interest rate risk, primarily associated with its borrowings. The Company's $250 million Senior Guaranteed Notes are fixed-rate debt. The Company's remaining borrowings, which consist of bank borrowings by its foreign subsidiaries and Industrial Development Revenue Bonds, are variable-rate debt. This results in 68% of the Company's total debt at December 31, 2005 being fixed-rate. While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow because the Company intends to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of the Company's variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $1.2 million.
The subsequent refinancing results in virtually all of the Company's debt being variable rate.

Commodity Price Risk - The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Company policy allows local management to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. The Company's practice has been to accept delivery of the commodities and consume them in manufacturing activities. At December 31, 2005 and 2004, the Company held a total notional value of $61.8 million and $23.7 million, respectively, in commodity forward purchasing contracts. The majority of these contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted; however, commodity contracts at the Company's French compressor subsidiary are essentially derivative financial instruments designed to hedge the fluctuation in commodity pricing and, as such, are subject to the provisions of SFAS No. 133, as amended by SFAS 149.

Foreign Currency Exchange Risk - The Company is subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows local management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At December 31, 2005 and 2004, the Company held foreign currency forward contracts with a total notional value of $173.0 million and $53.4 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm..................    43
Financial Statements
   Consolidated Statements of Operations for the years ended
      December 31, 2005, 2004 and 2003...................................    45
   Consolidated Balance Sheets at December 31, 2005 and 2004.............    46
   Consolidated Statements of Cash Flows for the years ended
      December 31, 2005, 2004 and 2003...................................    47
   Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 2005, 2004 and 2003...................................    48
   Notes to Consolidated Financial Statements............................    49

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tecumseh Products Company:

We have completed integrated audits of Tecumseh Products Company's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tecumseh Products Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Tecumseh Products Company did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness related to ineffective segregation of duties over certain system access controls as well as security over user access rights to certain financial application systems which could affect accounts receivable and revenue; inventory and cost of goods sold; and accounts payable and other financial statement accounts at a number of locations, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2005, the Company did not maintain effective control over user access rights to certain financial application systems which could affect accounts receivable and revenue; inventory and cost of goods sold; and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrate an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of user access to financial application programs and data. Individually these deficiencies were evaluated as representing a more than remote likelihood that a misstatement that is more than inconsequential, but less than material, could occur. These control deficiencies did not result in adjustments to the 2005 annual or interim consolidated financial statements. However, these control deficiencies when aggregated could result in a misstatement in the financial statement accounts, resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Tecumseh Products Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Tecumseh Products Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Detroit, Michigan
March 14, 2006

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share data)                FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                               2005       2004       2003
                                                             --------   --------   --------
Net sales ...............................................    $1,847.0   $1,911.7   $1,819.0
   Cost of sales and operating expenses .................     1,712.9    1,663.3    1,587.5
   Selling and administrative expenses ..................       187.9      202.8      161.1
   Impairments, restructuring charges, and other items ..       121.0       21.5       69.3
                                                             --------   --------   --------
Operating income (loss) .................................      (174.8)      24.1        1.1
   Interest expense .....................................       (31.1)     (22.7)     (22.8)
   Interest income and other, net .......................         9.6       14.0       21.1
                                                             --------   --------   --------
Income (Loss) before taxes ..............................      (196.3)      15.4       (0.6)
   Tax provision (benefit) ..............................        27.2        5.3       (0.7)
                                                             --------   --------   --------
Net income (loss) .......................................     ($223.5)  $   10.1   $    0.1
                                                             ========   ========   ========
Basic and diluted earnings (loss) per share .............     ($12.09)  $   0.55   $   0.01
                                                             ========   ========   ========
Weighted average shares (in thousands) ..................      18,480     18,480     18,480
                                                             ========   ========   ========
Cash dividends declared per share .......................    $   0.64   $   1.28   $   1.28
                                                             ========   ========   ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                               -------------------
                                                                                 2005       2004
                                                                               --------   --------
(Dollars in millions, except share data)
ASSETS

Current Assets:
   Cash and cash equivalents ...............................................   $  116.6   $  227.9
   Accounts receivable, trade, less allowance for doubtful accounts of $11.3
      million in 2005 and $11.0 million in 2004 ............................      211.1      220.4
   Inventories .............................................................      346.8      394.2
   Deferred and recoverable income taxes ...................................       43.4       36.9
   Other current assets ....................................................       89.2       47.8
                                                                               --------   --------
         Total current assets ..............................................      807.1      927.2
                                                                               --------   --------
Property, Plant, and Equipment, net ........................................      578.6      554.8
Goodwill ...................................................................      130.9      243.5
Other intangibles ..........................................................       54.8       62.4
Deferred income taxes ......................................................         --       29.6
Prepaid pension expense ....................................................      185.3      171.9
Other assets ...............................................................       43.8       73.4
                                                                               --------   --------
         Total assets ......................................................   $1,800.5   $2,062.8
                                                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable, trade .................................................   $  187.3   $  178.1
   Income taxes payable ....................................................         --        5.4
   Short-term borrowings ...................................................       82.5       68.8
   Accrued liabilities:
      Employee compensation ................................................       33.9       42.4
      Product warranty and self-insured risks ..............................       42.6       70.6
      Other ................................................................       58.8       56.2
                                                                               --------   --------
         Total current liabilities .........................................      405.1      421.5
Long-term debt .............................................................      283.0      317.3
Deferred income taxes ......................................................       25.0        8.0
Other postretirement benefit liabilities ...................................      210.9      210.7
Product warranty and self-insured risks ....................................       14.5       21.2
Accrual for environmental matters ..........................................        1.5       41.3
Pension liabilities ........................................................       15.2       24.5
Other ......................................................................       30.9         --
                                                                               --------   --------
         Total liabilities .................................................      986.1    1,044.5
                                                                               --------   --------
Commitments and contingencies
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000 shares; issued
      13,401,938 shares in 2005 and 2004 ...................................       13.4       13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares; issued
      5,077,746 shares in 2005 and 2004 ....................................        5.1        5.1
   Retained earnings .......................................................      806.6    1,041.9
   Accumulated other comprehensive loss ....................................      (10.7)     (42.1)
                                                                               --------   --------
         Total stockholders' equity ........................................      814.4    1,018.3
                                                                               --------   --------
         Total liabilities and stockholders' equity ........................   $1,800.5   $2,062.8
                                                                               ========   ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                   2005       2004      2003
                                                                 --------   -------   -------
(Dollars in millions)
Cash Flows from Operating Activities:
   Net income (loss) .........................................    ($223.5)  $  10.1   $   0.1

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..........................       92.3     102.9      97.6
      Non-cash restructuring charges and other items .........      115.0       5.0      49.3
      Loss on disposal of property and equipment .............        2.4       4.5        --
      Accounts receivable ....................................        7.3      27.2      25.7
      Inventories ............................................       39.3     (79.8)     22.2
      Payables and accrued expenses ..........................        0.7     (28.9)    (41.4)
      Employee retirement benefits ...........................      (16.9)    (15.5)    (13.8)
      Deferred and recoverable taxes .........................       41.5       9.1      (9.9)
      Net effect of environmental payment ....................         --      (1.8)    (25.6)
      Other ..................................................      (42.1)    (27.6)    (18.2)
                                                                 --------   -------   -------
         Cash Provided By Operating Activities ...............       16.0       5.2      86.0
                                                                 --------   -------   -------

Cash Flows from Investing Activities:
   Capital expenditures ......................................     (113.3)    (84.0)    (82.8)
   Business acquisitions, net of cash acquired ...............         --        --      10.3
   Proceeds from sale of assets ..............................        3.5       3.6        --
                                                                 --------   -------   -------
         Cash Used In Investing Activities ...................     (109.8)    (80.4)    (72.5)
                                                                 --------   -------   -------

Cash Flows from Financing Activities:
   Dividends paid ............................................      (11.8)    (23.6)    (23.6)
   Proceeds from borrowings ..................................       52.6      22.9     367.0
   Repayments of borrowings ..................................      (14.8)    (58.2)   (375.0)
   Repayments of long-term debt ..............................      (50.0)       --        --
                                                                 --------   -------   -------
         Cash Used In Financing Activities ...................      (24.0)    (58.9)    (31.6)
                                                                 --------   -------   -------
Effect of Exchange Rate Changes on Cash ......................        6.5      17.4      29.6
                                                                 --------   -------   -------
   Increase (Decrease) In Cash and Cash Equivalents ..........     (111.3)   (116.7)     11.5

Cash and Cash Equivalents:
         Beginning of Period .................................      227.9     344.6     333.1
                                                                 --------   -------   -------
         End of Period .......................................   $  116.6   $ 227.9   $ 344.6
                                                                 ========   =======   =======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (Dollars in millions)

                                                                                        ACCUMULATED
                                                        CLASS A   CLASS B                  OTHER           TOTAL
                                                         $1 PAR    $1 PAR   RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                         VALUE     VALUE    EARNINGS   INCOME/(LOSS)       EQUITY
                                                        -------   -------   --------   -------------   -------------
BALANCE, DECEMBER 31, 2002 ..........................    $13.4      $5.1    $1,078.9      ($118.5)       $  978.9
COMPREHENSIVE INCOME:
Net income ..........................................                            0.1                          0.1
Minimum pension liability (net of tax of $0.3) ......                                         0.7             0.7
Gain on derivatives (net of tax of $0.1) ............                                         0.2             0.2
Translation adjustments (net of tax of $26.1) .......                                        48.5            48.5
                                                                                                         --------
   TOTAL COMPREHENSIVE INCOME .......................                                                        49.5
Cash dividends ......................................                          (23.6)                       (23.6)
                                                         -----      ----    --------      -------        --------
BALANCE, DECEMBER 31, 2003 ..........................     13.4       5.1     1,055.4        (69.1)        1,004.8

COMPREHENSIVE INCOME:
Net income ..........................................                           10.1                         10.1
Unrealized loss on investment holdings (net of tax of
   $0.0) ............................................                                        (0.1)           (0.1)
Minimum pension liability (net of tax of $0.1) ......                                        (0.3)           (0.3)
Gain on derivatives (net of tax of $0.1) ............                                         0.4             0.4
Translation adjustments (net of tax of $14.6) .......                                        27.0            27.0
                                                                                                         --------
   TOTAL COMPREHENSIVE INCOME .......................                                                        37.1
Cash dividends ......................................                          (23.6)                       (23.6)
                                                         -----      ----    --------      -------        --------
BALANCE, DECEMBER 31, 2004 ..........................     13.4       5.1     1,041.9        (42.1)        1,018.3

COMPREHENSIVE INCOME (LOSS):
Net income (loss) ...................................                         (223.5)                      (223.5)
Unrealized loss on investment holdings (net of tax of
   $0.0) ............................................                                         4.1             4.1
Minimum pension liability (net of tax of $0.0) ......                                         0.2             0.2
Gain on derivatives (net of tax of $4.4) ............                                         8.1             8.1
Translation adjustments (net of tax of $0.0) ........                                        19.0            19.0
                                                                                                         --------
   TOTAL COMPREHENSIVE INCOME (LOSS) ................                                                      (192.1)
Cash dividends ......................................                          (11.8)                       (11.8)
                                                         -----      ----    --------      -------        --------
BALANCE, DECEMBER 31, 2005 ..........................    $13.4      $5.1    $  806.6       ($10.7)       $  814.4
                                                         =====      ====    ========      =======        ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

NOTE 1. ACCOUNTING POLICIES

Business Description - Tecumseh Products Company (the "Company") is a full line, independent global manufacturer of hermetic compressors for residential and commercial refrigerators, freezers, water coolers, dehumidifiers, window air conditioning units and residential and commercial central system air conditioners and heat pumps; electric motors; gasoline engines and power trains for lawn mowers, lawn and garden tractors, garden tillers, string trimmers, snow throwers, industrial and agricultural applications and recreational vehicles; and centrifugal pumps, sump pumps and small submersible pumps for industrial, commercial marine and agricultural applications.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation - All of the Company's foreign subsidiaries, with the exception of certain Mexican operations which use the U.S. Dollar, use the local currency of the country of operation as the functional currency. Assets and liabilities are translated into U.S. Dollars at year-end exchange rates while revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in other comprehensive income or loss, a component of stockholders' equity. Realized foreign currency transaction gains and losses are included in cost of sales and operating expenses and amount to a net loss of $3.6 million in 2005, a net loss of $4.9 million in 2004 and a net gain of $5.1 million in 2003.

Cash Equivalents - Cash equivalents consist of commercial paper and other short-term investments that are readily convertible into cash with original maturities of three months or less.

Inventories - Inventories are valued at the lower of cost or market, on the first-in, first-out basis. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead.

Property, Plant and Equipment - Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. For financial statement purposes, depreciation is determined using the straight-line method at rates based upon the estimated useful lives of the assets, which generally range from 15 to 40 years for buildings and from 2 to 12 years for machinery, equipment and tooling. Depreciation expense was $86.8 million, $94.1 million, and $85.1 million in 2005, 2004 and 2003, respectively.

Goodwill and Intangible Assets - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing on at least an annual basis. The Company performs its impairment testing during the fourth quarter each year. The impairment test compares the fair value of the reporting unit to its carrying value to determine if there is any potential impairment. If the fair value is less than the carrying value, an impairment loss is recognized to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value.

Other intangible assets are amortized over their estimated useful lives. See
Note 4 for additional disclosures related to goodwill and other intangible assets.

Revenue Recognition - Revenues from the sale of the Company's products are recognized once the risk and rewards of ownership have transferred to the customers, which, in most cases, coincide with shipment of the products. For other cases involving export sales, title transfers either when the products are delivered to the port of embarkation or received at the port of the country of destination.

Shipping and Handling - Shipping and handling fee revenue is not significant. Shipping and handling costs are included in cost of goods sold.

Income Taxes - Income taxes are accounted for using the liability method under which deferred income taxes are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the currently enacted tax rates.

Derivative Financial Instruments - Derivative financial instruments are occasionally utilized by the Company to manage risk exposure to movements in foreign exchange rates. The Company, from time to time, enters into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company does not hold derivative financial instruments for trading purposes. See Note 12 for discussion of adoption of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities and its amendments.

Product Warranty - Provision is made for the estimated cost of maintaining product warranties at the time the product is sold based upon historical claims experience by product line.

Self-Insured Risks - Provision is made for the estimated costs of known and anticipated claims under the deductible portions of the Company's health, liability and workers' compensation insurance programs. In addition, provision is made for the estimated cost of post-employment benefits.

Environmental Expenditures - Expenditures for environmental remediation are expensed or capitalized, as appropriate. Costs associated with remediation activities are expensed. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated and are not discounted or reduced for possible recoveries from insurance carriers.

Earnings Per Share - Basic and diluted earnings per share are equivalent. Earnings per share are computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations was 18,479,684 in 2005, 2004 and 2003.

Research, Development and Testing Expenses - Company sponsored research, development and testing expenses related to present and future products are expensed as incurred and were $30.6 million, $34.0 million, and $31.5 million in 2005, 2004 and 2003, respectively. Such expenses consist primarily of salary and material costs and are included in cost of sales and operating expenses.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts during the reporting period and at the date of the financial statements. Significant estimates include accruals for product warranty, self-insured risks, pension and postretirement benefit obligations and environmental matters, as well as the evaluation of goodwill and long-lived asset impairment. Actual results could differ materially from those estimates.

NOTE 2. COMPREHENSIVE INCOME

Accumulated other comprehensive income or loss is shown in the Consolidated Statements of Stockholders' Equity and includes the following:

                                                                                             2005     2004
                                                                                            ------   ------
(in millions)
Foreign currency translation adjustments.................................................   ($23.3)  ($42.3)
Gain on derivatives......................................................................      8.7      0.6
Minimum pension liability adjustments....................................................     (0.1)    (0.3)
Unrealized gain (loss) on investment holdings............................................      4.0     (0.1)
                                                                                            ------   ------
                                                                                            ($10.7)  ($42.1)
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

During the second quarter of 2005, the Company announced some changes to certain of its retiree medical benefits. Included among these changes were plans to phase in retiree contributions and raise plan deductibles (both as of January 1, 2006). The Company also implemented plans to eliminate Post-65 prescription drug benefits starting January 1, 2008 and discontinue all retiree medical benefits for anyone hired after January 1, 2006. As a result of these actions, the Company performed a re-measurement of its liability at June 30, 2005 factoring in applicable plan changes, as well as a reduction in the discount rate used in the calculation from 5.85% to 5.5% resulting in a decrease in the liability of $32.2 million. The amortization of the benefit related to these changes recognized in the fourth quarter was $1.4 million.

The following tables provide a reconciliation of the changes in the United Stated based pension and postretirement plans' benefit obligations, fair value of assets and funded status for 2005 and 2004:

                                               PENSION BENEFIT    OTHER BENEFIT
                                               ---------------   ---------------
                                                2005     2004     2005     2004
                                               ------   ------   ------   ------
(in millions)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period ..   $384.4   $371.6    195.2   $188.2
   Service cost ............................      9.1      8.8      4.9      4.2
   Interest cost ...........................     21.8     21.6     10.6     10.1
   Amendments ..............................      1.7     (4.1)   (32.2)      --
   Actuarial loss ..........................     19.0     11.1     27.0      1.9
   Curtailment (gain) loss .................       --      0.4       --     (1.1)
   Benefit payments ........................    (27.7)   (25.0)   (11.1)    (8.1)
                                               ------   ------   ------   ------
Benefit obligation at measurement date .....   $408.3   $384.4   $194.4   $195.2
                                               ======   ======   ======   ======

CHANGE IN PLAN ASSETS
Fair value at beginning of period ..........   $589.6   $575.9
   Actual return on plan assets ............     31.6     41.5
   Employer contributions ..................      0.1      0.2
   IRC Section 420 asset transfer ..........       --     (3.0)
   Benefit payments ........................    (27.7)   (25.0)
                                               ------   ------
Fair value at measurement date .............   $593.6   $589.6
                                               ======   ======

The following table provides the funded status of the plans for 2005 and 2004:

                                                 PENSION BENEFITS     OTHER BENEFITS
                                                 ----------------   -----------------
                                                   2005     2004      2005      2004
                                                  ------   ------   -------   -------
(in millions)
FUNDED STATUS
Funded status at measurement date ............    $185.3   $205.2   ($194.5)  ($195.2)
  Unrecognized transition asset ..............      (0.1)    (0.2)       --        --
  Unrecognized prior service cost (benefit) ..       2.8      1.4     (39.9)     (2.7)
  Unrecognized gain (loss) ...................      (5.0)   (36.7)     14.9     (22.0)
                                                  ------   ------   -------   -------
  Net amount recognized ......................    $183.0   $169.7   ($219.5)  ($219.9)
                                                  ======   ======   =======   =======

Amounts recognized in the consolidated balance sheets as of December 31 consist of:

                                             2005     2004
                                            ------   ------
(in millions)
Prepaid benefit cost ....................   $185.3   $171.9
Accrued benefit cost ....................     (2.4)    (2.7)
Intangible asset ........................       --      0.1
Accumulated other comprehensive income ..      0.1      0.4
                                            ------   ------
Net amount recognized ...................   $183.0   $169.7
                                            ======   ======

The accumulated benefit obligation for all defined benefit pension plans was $390.6 million and $368.0 million at September 30, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                   SEPTEMBER 30,
                                   -------------
                                    2005   2004
                                    ----   ----
(in millions)
Projected benefit obligation ...    $3.1   $3.4
Accumulated benefit obligation..     3.0    3.4
Fair value of plan assets.......     0.5    0.7

Components of net periodic benefit (income) cost during the year:

                                                       PENSION BENEFITS   OTHER BENEFITS
                                                      -----------------   --------------
                                                        2005      2004     2005    2004
                                                      -------   -------   -----   -----
(in millions)
Service cost.......................................   $   9.1   $   8.8     4.9   $ 4.2
Interest cost......................................      21.8      21.6    10.7    10.1
Expected return on plan assets.....................     (41.9)    (42.1)     --      --
Amortization of net gain...........................      (2.5)     (4.4)   (2.8)   (5.0)
Amortization of unrecognized prior service costs ..       0.4       1.4    (1.9)   (1.1)
SFAS 88 expense....................................        --       0.4      --    (1.9)
                                                      -------   -------   -----   -----
Net periodic benefit (income) cost.................    ($13.1)   ($14.3)  $10.9   $ 6.3
                                                      =======   =======   =====   =====

ADDITIONAL INFORMATION

ASSUMPTIONS

Weighted-average assumptions used to determine benefit obligations at September 30,

                                   PENSION BENEFITS   OTHER BENEFITS
                                   ----------------   --------------
                                      2005   2004       2005   2004
                                      ----   ----       ----   ----
Discount rate ..................      5.50%  5.85%      5.50%  5.85%
Rate of compensation increase ..      4.25%  4.50%       N/A    N/A

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

                                              PENSION BENEFITS   OTHER BENEFITS
                                              ----------------   --------------
                                                 2005   2004       2005   2004
                                                 ----   ----       ----   ----
Discount rate .............................      5.85%  6.00%      5.85%  6.00%
Expected long-term return on plan assets ..      6.75%  6.75%       N/A    N/A
Rate of compensation increase .............      4.50%  5.00%       N/A    N/A

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

Assumed health care cost trend rates:

                                                          SEPTEMBER 30,
                                                        ----------------
                                                           2005     2004
                                                        ---------   ----
Health care cost trend rate assumed for next
   year..............................................     7-14%       9%
Rate to which the cost trend rate is assumed
   to decline (the ultimate trend rate)..............        5%       5%
Year that the rate reaches the ultimate trend rate ..   2013-2016   2011

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

                                                   1-PERCENTAGE-   1 - PERCENTAGE-
                                                  POINT INCREASE   POINT DECREASE
                                                  --------------   ---------------
(in millions)
Effect on total of service and interest cost ..        $ 2.0            ($1.7)
Effect on postretirement benefit obligation ...         18.5            (16.8)

PLAN ASSETS

The following table provides pension plan asset allocations:

                            PLAN ASSETS
                         AT SEPTEMBER 30,
                         ----------------
                           2005   2004
                           ----   ----
ASSET CATEGORY:
   Debt securities ...      67%    67%
   Equity securities..      33%    33%
   Other..............      --     --
                           ---    ---
      Total...........     100%   100%
                           ===    ===

The Company's investment objective is to provide pension payments. This is accomplished by investing the estimated payment obligations into fixed income portfolio where maturities match the expended benefit payments. This portfolio consists of investments rated "A" or better by Moody's or Standard & Poor's. Funds in excess of the estimated ten-year payment obligations are invested in equal proportions in a separate bond portfolio and an equity portfolio.

Equity securities include Tecumseh Products Company common stock in the amounts of $6.4 million (1.1% of total plan assets) and $7.9 million (1.4% of total plan assets) at September 30, 2005 and 2004, respectively.

The Company does not expect to contribute to its pension plans in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

(in millions)

                                                    PROJECTED BENEFIT PAYMENTS
                                                   FROM POSTRETIREMENT MEDICAL
                             PROJECTED BENEFIT       AND LIFE INSURANCE PLANS
                               PAYMENTS FROM     -------------------------------
YEAR                           PENSION PLANS     GROSS CLAIMS   EXPECTED SUBSIDY
----                         -----------------   ------------   ----------------
2006......................         $ 23.3            $13.6            $0.6
2007......................           23.5             14.1             0.8
2008 .....................           24.1             13.8             0.6
2009 .....................           24.9             14.1             0.6
2010 .....................           25.4             14.6             0.7
Aggregate for 2010-2015 ..          138.7             75.9             4.0

FOREIGN PENSION PLANS

The Company's foreign subsidiaries provide for defined benefits that are generally based on earnings at retirement date and years of credited service. The combined expense for these unfunded plans was $1.6 million and $4.1 million in 2005 and 2004, respectively. The net liability recorded in the consolidated balance sheet was $12.5 million and $18.5 million for 2005 and 2004, respectively.

DEFINED CONTRIBUTION PLANS

The Company has defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $3.1 million and $2.8 million in 2005 and 2004, respectively.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's primary Goodwill and Other Intangibles relate to the assignment of purchase price following the acquisition of certain of the Company's subsidiaries, most significantly the December 2002 acquisition of FASCO. The Company accounts for these assets under SFAS 142, "Goodwill and Other Intangible Assets" subjecting the recorded amounts to impairment testing on at least an annual basis. SFAS 142 requires that the Company estimate the fair value of the reporting unit as compared to its recorded book value. If the estimated fair value is less than the book value, then an impairment is deemed to have occurred. In estimating the fair value of the reporting units, management uses forecasted discounted cash flows. As required by SFAS 142, the Company measured the amount of goodwill impairment by allocating the estimated fair value to the tangible and intangible assets within this reporting unit.

During the second quarter of 2005, the Company recorded an impairment charge of $108.0 million related to the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment). The failure to achieve the business plan, coupled with expected market conditions, caused us to perform a mid-year assessment of the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of volumes and our inability to recover higher commodity and transportation costs through price increases resulted in revised expected cash flows for FASCO. Based on the revised estimates of cash flow, FASCO's estimated fair value has deteriorated from the previous assessment and, as a result, a goodwill impairment of $108.0 million was recognized.

During our annual fourth quarter assessment, the expected cash flows were lower than had previously been estimated for both the Engine & Power Train's Czech Republic operations and Manufacturing Data Systems, Inc., a technology business not associated with any of the Company's four main segments, both representing the entire carrying value recorded. The issues with the Czech Republic operation are indicative of what we are experiencing throughout the Engine and Power Train segment, but reflects decisions made in the fourth quarter regarding as to where certain products will be produced in future years and uncertainty as to our ability to bring costs down enough to meet previous cash flow forecasts. The decline in expected cash flows resulted in a goodwill impairment of $2.7 million or the entire carrying value. The decreased expectations related to MDSI reflect the fact that the operation has failed to meet key development targets and been recently unsuccessful in developing a market for certain products introduced in 2005. A $2.7 million impairment charge related to the intangible assets, representing the remaining unamortized balance, was recorded.

During the Company's annual test for impairment conducted during the fourth quarter of 2003, it was determined that goodwill amounting to $29.5 million associated with the Company's European compressor business had been impaired.

The changes in the carrying amount of goodwill by segment follow:

                                               ELECTRICAL     ENGINE &
                                  COMPRESSOR   COMPONENTS   POWER TRAIN   PUMPS    TOTAL
                                  ----------   ----------   -----------   -----   -------
(in millions)
Balance at Jan. 1, 2004........     $17.4       $ 217.7        $ 2.5       $5.1   $ 242.7
Purchase price adjustments.....                    (0.8)                             (0.8)
Foreign currency translation...       1.2                        0.4                  1.6
                                    -----       -------        -----       ----   -------
Balance at Dec. 31, 2004.......      18.6         216.9          2.9        5.1     243.5
Impairment.....................                  (108.0)        (2.7)              (110.7)
Foreign currency translation...      (1.7)                      (0.2)                (1.9)
                                    -----       -------        -----       ----   -------
Balance at Dec. 31, 2005.......     $16.9       $ 108.9           --       $5.1   $ 130.9
                                    =====       =======        =====       ====   =======

Other intangible assets as of December 31, 2005 consisted of the following:

                                     Gross
                                   Carrying    Accumulated                        Amortizable
                                    Amount    Amortization   Impairment    Net        Life
                                   --------   ------------   ----------   -----   -----------
(in millions)
Intangible assets subject to
   amortization:
   Customer relationships and
      contracts.................     $39.3        $ 8.1        $   --     $31.2    6-15 years
   Technology...................      15.4          6.4          (2.3)      6.7    3-10 years
   Trade-name and trademarks....       0.9          0.5          (0.4)       --     3-8 years
                                     -----        -----        ------     -----
         Total..................      55.6         15.0          (2.7)     37.9
                                     -----        -----        ------     -----
Intangible assets not subject to
   amortization:
   Trade-name...................      16.9                                 16.9
                                     -----        -----        ------     -----
Total other intangible assets...     $72.5        $15.0         ($2.7)    $54.8
                                     =====        =====        ======     =====

Other intangible assets as of December 31, 2004 consisted of the following:

                                     Gross
                                   Carrying    Accumulated                        Amortizable
                                    Amount    Amortization   Impairment    Net        Life
                                   --------   ------------   ----------   -----   -----------
(in millions)
Intangible assets subject to
   amortization:
   Two year non-compete
      agreement.................     $15.0        $15.0          --       $  --       2 years
   Customer relationships and
      contracts.................      39.3          5.4          --        33.9    6-15 years
   Technology...................      15.4          4.3          --        11.1    3-10 years
   Trade-name and trademarks....       0.9          0.4          --         0.5     3-8 years
                                     -----        -----         ---       -----
         Total..................      70.6         25.1          --        45.5
                                     -----        -----         ---       -----
Intangible assets not subject to
   amortization:
   Trade-name...................      16.9           --          --        16.9
                                     -----        -----         ---       -----
Total other intangible assets...     $87.5        $25.1          --       $62.4
                                     =====        =====         ===       =====

The aggregate amortization expense for the years ended December 31, 2005, 2004 and 2003 was $5.0 million, $12.5 million, and $12.5 million, respectively. The estimated amortization expense is approximately $3.8 million for each year from 2006 through 2010.

NOTE 5. INCOME TAXES

Consolidated income before taxes consists of the following:

                  2005      2004     2003
                -------   -------   ------
(in millions)
U.S..........   ($154.5)   ($17.5)  ($20.4)
Foreign......     (41.7)     32.9     19.8
                -------   -------   ------
                ($196.2)  $  15.4    ($0.6)
                =======   =======   ======

Provision (benefit) for income taxes consists of the following:

                                              2005     2004     2003
                                             -----    ------   ------
(in millions)
Current:
   U.S. federal...........................   $(14.9)  ($2.6)   ($0.5)
   State and local........................       --    (1.5)     0.4
   Foreign income and withholding taxes...      8.6    18.0     20.1
                                              -----   -----   ------
                                               (6.3)   13.9     20.0
                                              -----   -----   ------
Deferred:
   U.S. federal and state ................     32.4    (6.2)   (15.0)
   Foreign................................      1.1    (2.4)    (5.7)
                                              -----   -----   ------
                                               33.5    (8.6)   (20.7)
                                              -----   -----   ------
Provision for income taxes................    $27.2   $ 5.3    ($0.7)
Income taxes paid, net....................    ($7.7)  $18.9   $ 29.4
                                              =====   =====   ======

A reconciliation between the actual income tax expense provided and the income tax expense computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

                                                      2005     2004    2003
                                                    -------   -----   -----
(in millions)
Income taxes (benefit) at U.S. statutory rate....    ($68.7)  $ 5.4   ($0.2)
Foreign tax differential (and withholding tax)...       6.4     0.9     7.3
Change in valuation allowance....................      71.5     5.8      --
State and local income taxes.....................       0.2    (1.0)    0.3
Extraterritorial income exclusion ...............      (0.5)   (1.6)   (1.6)
Medicare reimbursement...........................      (0.8)   (0.8)     --
Federal credits..................................      (0.8)   (1.0)     --
Goodwill impairment..............................      37.8      --      --
Worthless stock of subsidiary....................     (17.0)     --      --
Settlements of U.S. taxes........................       --     (2.6)   (6.8)
Other ...........................................      (0.9)    0.2     0.3
                                                    -------   -----   -----
                                                    $  27.2   $ 5.3   ($0.7)
                                                    =======   =====   =====

The Company calculates deferred taxes from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Furthermore, the Company provides United States taxes on unremitted foreign earnings. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

                                                                                 2005     2004
                                                                                ------   ------
(in millions)
Deferred tax assets:
   Other postretirement liabilities .........................................   $ 80.4   $ 81.7
   Product warranty and self-insured risks ..................................     17.2     20.6
   Net operating loss carryforwards .........................................     61.7     32.4
   Provision for environmental matters ......................................      1.2      1.3
   Translation adjustments ..................................................     18.2     21.5
   Tax credit carryovers ....................................................     39.8     23.8
   Other accruals and miscellaneous .........................................     43.5     36.0
                                                                                ------   ------
                                                                                 262.0    217.3
   Valuation allowance ......................................................    (90.3)   (20.3)
                                                                                ------   ------
   Total deferred tax assets ................................................    171.7    197.0
                                                                                ------   ------
Deferred tax liabilities:
   Tax over book depreciation ...............................................     24.4     30.1
   Pension ..................................................................     68.2     63.6
   Unremitted foreign earnings ..............................................     50.2     42.4
   Intangibles ..............................................................     17.4     17.8
   Other ....................................................................      8.1      2.5
                                                                                ------   ------
   Total deferred tax liabilities ...........................................    168.3    156.4
                                                                                ------   ------
   Net deferred tax assets ..................................................   $  3.4   $ 40.6
                                                                                ======   ======
Deferred tax detail is included in the consolidated balance sheet as follows:
   Current deferred tax assets (including refundable of $14.9 and $17.9) ....   $ 43.3   $ 36.9
   Non-current deferred tax assets ..........................................       --     29.6
   Non-current deferred tax liabilities .....................................     25.0      8.0
                                                                                ------   ------
   Total ....................................................................   $ 18.3   $ 58.5
                                                                                ======   ======

At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $71.4 million, which will expire in 2025. The Company also had state net operating loss carryforwards of $172.8 million, which will expire at various dates. Additionally, the Company had foreign net operating loss carryforwards of $25.8 million, of which $0.1 million will expire from 2012. The remainder of the foreign net operating loss carryforwards has an unlimited carryforward period. Foreign tax credit and research credit carryforwards of approximately $40.2 million will expire between 2012 through 2015. Furthermore, the Company also had various state tax credit carryovers of $2.3 million, which expire at various dates from 2006 to 2019.

The valuation allowance for deferred tax assets relates to all net federal deferred tax assets, state deferred tax assets and certain tax assets arising in foreign tax jurisdictions, and in the judgment of management, these tax assets are not likely to be realized in the foreseeable future. The valuation allowance increased $70.0 million in 2005. The change results from initial recognition of a federal valuation allowance of $18.2 million, initial recognition of a foreign valuation allowance of $7.1 million, federal losses and credits of $27.9 million and foreign items of $18.3 million, all of which are reflected in the provision, and a net decrease of $1.5 million in the balance of other deferred tax assets, primarily from foreign currency translation, the write-off of foreign losses, the expiration of state tax credits, and the state tax credits generated in the current year for which a valuation allowance was provided.

Tax returns are subject to audit by various taxing authorities. In 2004, the Company recorded a benefit to income of $2.6 million from settlements of U.S. tax issues primarily related to prior years. Although the Company believes that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolution of outstanding matters.

NOTE 6. INVENTORIES

The components of inventories at December 31, were:

                       2005     2004
                      ------   ------
(in millions)
Raw materials .....   $128.5   $169.3
Work in progress ..     73.3     82.1
Finished goods ....    138.6    130.0
Supplies ..........      8.3     12.8
                      ------   ------
                      $348.7   $394.2
                      ======   ======

NOTE 7. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net are as follows:

                                               DECEMBER 31,
                                           -------------------
                                             2005       2004
                                           --------   --------
(Dollars in millions, except share data)
Land and land improvements ..........      $   30.1   $   30.4
Buildings ...........................         219.1      233.4
Machinery and equipment .............       1,127.6    1,178.5
Assets in process ...................          78.2       45.6
                                           --------   --------
                                            1,455.0    1,487.9
   Less, accumulated depreciation ...         876.4      933.1
                                           --------   --------
Property, plant and equipment, net ..      $  578.6   $  554.8
                                           --------   --------

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

The Company's four reportable operating segments are defined as follows:

Compressor Products - Manufacturing and marketing of a full line of hermetic compressors for residential and commercial air conditioning and refrigeration products.

Electrical Component Products - Manufacturing and marketing of AC and DC electric motors, blowers, gear motors and linear actuators for a broad and diverse set of applications across many industries.

Engine & Power Train Products - Manufacturing and marketing of gasoline engines and power train components for lawn and garden and utility applications.

Pump Products - Manufacturing and marketing centrifugal, sump and small submersible pumps for industrial, commercial, marine and agricultural applications.

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

BUSINESS SEGMENT INFORMATION (in millions)

                                                           2005       2004       2003
                                                         --------   --------   --------
External customer sales:
   Compressor Products ...............................   $  910.9   $  880.2   $  797.9
   Electrical Component Products .....................      410.1      422.6      420.9
   Engine & Power Train Products .....................      404.1      480.9      475.1
   Pump Products .....................................      120.1      126.4      124.3
   Other .............................................        1.8        1.6        0.8
                                                         --------   --------   --------
      Total external customer sales ..................   $1,847.0   $1,911.7   $1,819.0
                                                         ========   ========   ========
Operating income (loss):
   Compressor Products ...............................   $   18.8   $   60.5   $   61.5
   Electrical Component Products .....................        7.5       11.3       16.9
   Engine & Power Train Products .....................      (75.1)     (21.2)      (5.3)
   Pump Products .....................................       13.0       13.7       14.1
   Other .............................................       (3.4)      (3.7)      (3.8)
   Corporate and consolidating items .................      (14.6)     (15.0)     (13.0)
   Impairments, restructuring charges, and other items
      (see Note 15) ..................................     (121.0)     (21.5)     (69.3)
                                                         --------   --------   --------
      Total operating income .........................    ($174.8)  $   24.1   $    1.1
                                                         ========   ========   ========
Reconciliation to income before taxes:
   Operating income (loss) ...........................    ($174.8)  $   24.1   $    1.1
   Interest (expense) income and other, net ..........      (21.5)      (8.7)      (1.7)
                                                         --------   --------   --------
      Income (Loss) before taxes .....................    ($196.3)  $   15.4      ($0.6)
                                                         ========   ========   ========
Assets:
   Compressor Products ...............................      678.7   $  649.2   $  549.4
   Electrical Component Products .....................      389.9      544.9      561.9
   Engine & Power Train Products .....................      294.8      326.2      306.8
   Pump Products .....................................       62.0       57.7       54.9
   Corporate and consolidating items .................      374.2      480.7      628.7
   Other .............................................        0.9        4.1        4.1
                                                         --------   --------   --------
      Total assets ...................................   $1,800.5   $2,062.8   $2,105.8
                                                         ========   ========   ========
Capital expenditures:
   Compressor Products ...............................   $   68.4   $   35.2   $   48.9
   Electrical Component Products .....................        7.7        3.6        5.0
   Engine & Power Train Products .....................       18.9       27.6       23.7
   Pump Products .....................................        0.5        1.0        0.5
   Corporate and consolidating items .................       17.8       16.6        4.7
                                                         --------   --------   --------
      Total capital expenditures .....................   $  113.3   $   84.0   $   82.8
                                                         ========   ========   ========
Depreciation and amortization:
   Compressor Products ...............................   $   48.5   $   49.6   $   40.4
   Electrical Component Products .....................       21.0       27.8       29.6
   Engine & Power Train Products .....................       18.8       21.3       23.6
   Pump Products .....................................        1.4        1.6        1.8
   Corporate and consolidating items .................        2.2        1.7        1.3
   Other .............................................        0.4        0.9        0.9
                                                         --------   --------   --------
      Total depreciation and amortization ............   $   92.3   $  102.9   $   97.6
                                                         ========   ========   ========

GEOGRAPHIC SEGMENT INFORMATION (in millions)

                                                           2005       2004       2003
                                                         --------   --------   --------
Customer Sales by Destination
   North America
      United States ..................................   $  980.6   $1,065.1   $1,071.0
      Other North America ............................       96.7       87.0       72.7
                                                         --------   --------   --------
Total North America ..................................    1,077.3    1,152.1    1,143.7
South America ........................................      212.1      190.1      136.2
Europe ...............................................      336.2      322.3      311.6
Middle East and Asia .................................      221.4      247.2      227.5
                                                         --------   --------   --------
                                                         $1,847.0   $1,911.7   $1,819.0
                                                         ========   ========   ========

                                                          2005     2004     2003
                                                         ------   ------   ------
Net Fixed Assets
   United States .....................................   $211.1   $215.4   $230.7
   Brazil ............................................    234.2    182.2    159.1
   Rest of world .....................................    133.3    157.2    164.8
                                                         ------   ------   ------
                                                         $578.6   $554.8   $554.6
                                                         ======   ======   ======

The Electrical Component Products had intersegment sales of $52.5 million, $65.9 million and $69.2 million in 2005, 2004 and 2003 respectively.

NOTE 9. DEBT

                                                                                   2005     2004
                                                                                  ------   ------
(in millions)
Short-term borrowings consist of the following:
   Borrowings by foreign subsidiaries under revolving credit agreements, advances on export receivables and overdraft arrangements with banks used in the normal course of business; weighted average interest rate of 7.7%
      in 2005 and 7.7% in 2004 ................................................     68.3   $ 65.7
Current maturities of long-term debt ..........................................     14.2      3.1
                                                                                  ------   ------
   Total short-term borrowings ................................................   $ 82.5   $ 68.8
                                                                                  ======   ======
Long-term debt consists of the following:
   Unsecured borrowings, primarily with banks, by foreign subsidiaries with weighted average interest rate of 14.3% in 2005 and 4.8% in 2004 and
      maturing in 2005 through 2012 ...........................................     35.8   $  4.7
   Senior Guaranteed Notes, 6.6% and 4.66% fixed rate in 2005 and 2004,
      respectively, maturing on March 5, 2008 through 2011(*) .................    250.0    300.0
   Variable Rate Industrial Development Revenue Bonds payable in quarterly installments from 2005 to 2021(weighted average interest rate of 4.4% in
      2005 and 2.34% in 2004)(*) ..............................................     10.5     11.2
                                                                                  ------   ------
                                                                                   296.3    315.9
   Plus: Unamortized net premiums(*) ..........................................      0.9      4.5
   Less: Current maturities of long-term debt .................................    (14.2)    (3.1)
                                                                                  ------   ------
      Total long-term debt ....................................................   $283.0   $317.3
                                                                                  ======   ======

(*) The Company successfully refinanced these obligations on February 6, 2006. The Senior Guaranteed Notes and Revolving Credit Facility were replaced by a new financing package that includes a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The agreements provide for security interests in certain of the Company's assets and specific financial covenants related to EBITDA, capital expenditures and fixed charge coverage. Additionally under the terms of the agreements, no dividends can be paid prior to December 31, 2006 and minimum amounts of credit availability are required thereafter. The First Lien Credit Agreement is available for five years and bears interest at LIBOR plus a margin tied to excess availability. The Second Lien Credit Agreement has a seven year term and bears interest at LIBOR plus 7.5%. The weighted average interest rate at funding was 9%.

Through December 20, 2004, the Company operated with a $125 million three-year revolving credit facility due to expire in 2005. Under the facility, the Company could select among various interest rate arrangements. The facility had an applicable commitment fee rate of 22.5 basis points. On December 21, 2004, the facility was replaced with a $100 million five-year revolving credit facility, with substantially the same interest rate arrangements as the previous facility. This facility had an applicable commitment fee rate of 20.0 basis points. Under the Revolving Credit Facility, the Company paid facility fees of $0.4 million in 2005, $0.3 million in 2004 and $0.2 million in 2003. As of December 31, 2005, the Company had $21.9 million of the facility committed to support letters of credit.

During the third quarter 2003, the Company entered into two pay variable, receive fixed interest rate swap agreements to lower the Company's overall borrowing costs. The Company sold one during 2003 and began 2005 with an active swap agreement with a total notional value of $125 million and maturity terms which matched the Company's Senior Guaranteed Notes. This swap was sold during the first quarter of 2005. At December 31, 2005 and 2004 respectively, long-term debt includes a net unamortized premium income of $1.8 million and $5.1 million related to the sales.

Scheduled maturities of long-term debt for each of the five years subsequent to December 31, 2005, based upon the refinancing on February 6, 2006, are as follows:

(in millions)
2006.........   $ 14.2
2007.........     23.0
2008 ........      1.1
2009 ........      1.0
2010.........      1.0
Thereafter...    256.0
                ------
                $296.3
                ======

Interest paid was $35.9 million in 2005, $25.6 million in 2004, and $15.3 million in 2003.

NOTE 10. ENVIRONMENTAL MATTERS

The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. The EPA has indicated its intent to address the site in two phases, with the Company's Sheboygan Falls plant site and the upper river constituting the first phase ("Phase I") and the middle and lower river and harbor being the second phase ("Phase II"). In May 2003, the Company concluded a Consent Decree with the EPA concerning the performance of remedial design and remedial action for Phase I, deferring for an unspecified period any action regarding Phase II.

In March 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of the Company's responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, the Company has purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. The Company believes such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. On October 10, 2003, in conjunction with the Liability Transfer Agreement, the Company completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.

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

As the Liability Transfer Agreement was executed prior to the signing of the original Consent Decree for the Phase I work, the original Consent Decree was amended in the fourth quarter of 2005 to include PRS as a signing party. This assigns PRS full responsibility for complying with the terms of the Consent Decree and allows the EPA to enforce the Consent Decree directly with PRS. Prior to the execution of this amendment, U.S. GAAP required that the Company continue to record the full amount of the estimated remediation liability of $39.7 million and a corresponding asset of $39.2 million included in Other Assets in the balance sheet. With the subsequent amendment, the Company has removed the asset and $39.2 million of the liability from the balance sheet. While the Company believes the arrangements with PRS are sufficient to satisfy substantially all of the Company's environmental responsibilities with respect to the Site, these arrangements do not constitute a legal discharge or release of the Company's liabilities with respect to the Site. The actual cost of this obligation will be governed by numerous factors, including, without limitation, the requirements of the WDNR, and may be greater or lower than the amount accrued.

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

The Company, in cooperation with the WDNR, also conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At December 31, 2005, the Company had accrued $2.3 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2005 and 2004, the Company had accrued $3.5 million and $43.3 million, respectively, for environmental remediation, including $0.5 million and $39.7 million relating to the Sheboygan River and Harbor Superfund Site with a corresponding asset of $39.2 million at December 31, 2004. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

NOTE 12. FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 2005 and 2004:

                                       2005                2004
                                -----------------   -----------------
                                CARRYING    FAIR    CARRYING    FAIR
                                 AMOUNT     VALUE    AMOUNT     VALUE
                                --------   ------   --------   ------
(in millions)
Cash and cash equivalents....    $116.6    $116.6    $227.9    $227.9
Short-term borrowings........      82.5      82.5      68.8      68.8
Long-term debt...............     283.0     283.0     317.3     316.4
Foreign currency contracts...      13.0      13.0       1.3       1.3
Commodity contracts..........        --      25.1        --       2.3

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

The Company does not utilize financial instruments for trading or other speculative purposes. The Company generally does not hedge the net investment in its subsidiaries. All derivative financial instruments held at December 31, 2005 will mature within twelve months. All such instruments held at December 31, 2004 matured in 2005.

The Company's derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are recognized on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. The Company's foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of the contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income. The Company's European subsidiaries had contracts for the sale of $14.0 million and $16.0 million at December 31, 2005 and 2004, respectively. The Brazilian subsidiaries had contracts for the sale of $159.0 million and $37.4 at December 31, 2005 and 2004, respectively.

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

The Company uses commodity forward purchasing contracts to help control the cost of commodities (copper and aluminum) used in the production of compressor motors and components and engines. Company policy allows local managers to contract commodity forwards for a limited percentage of raw material requirements up to one year in advance. These contracts are not recorded in the balance sheet as they do not require an initial cash outlay and do not represent a liability until delivery of the commodity. Commodity forwards outstanding at December 31, 2005 and 2004 were $61.8 million and $23.7 million, respectively.

A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse at a discount. Sold Brazilian receivable balances at December 31, 2005 and 2004 were $32.1 million and $101.0 million, respectively, and the discount rate was 8.56% in 2005 and 7.3% in 2004. The Company estimates the fair value of the contingent liability related to these receivables to be $0.7 million, which is included in operating income and allowance for doubtful accounts.

NOTE 13. GUARANTEES AND WARRANTIES

A provision for estimated future warranty costs is recorded when products are sold and revenue recognized. Changes in the Company's product warranty liability are as follows:

(in millions)
Balance at January 1, 2004...............   $ 34.0
Accruals for warranties..................     19.7
Settlements of warranty claims...........    (16.7)
Effect of foreign currency translation...      1.1
                                            ------

Balance at December 31, 2004.............   $ 38.1
Accruals for warranties..................     19.7
Settlements of warranty claims...........    (25.4)
Closure of Tecumseh Europa...............     (2.5)
Effect of foreign currency translation...     (0.5)
                                            ------
Balance at December 31, 2005.............   $ 29.4
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

A Shareholders' Rights Plan is in effect for each class of stock. These plans protect shareholders against unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders. The rights are not currently exercisable, but would become exercisable at an exercise price of $180 per share, subject to adjustment, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of Class B common stock. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the Class A and Class B common stock. The rights expire on August 25, 2009. As of December 31, 2005, 13,401,938 shares of Class A common stock and 5,077,746 shares of Class B common stock were reserved for future exercise under the plans.

NOTE 15. IMPAIRMENTS, RESTRUCTURING CHARGES, AND OTHER ITEMS

     2005

2005 results were adversely impacted by a total of $121.0 million ($6.55 per share) of restructuring, impairment and other charges. Charges include goodwill and other intangible impairments as projected cash flows in several businesses did not support these carrying values. The Company also initiated actions to further reduce our manufacturing footprint including closure of the Italian Engine and Power Train manufacturing facility and a North American Engine and Power Train manufacturing facility and took steps to complete several actions previously announced in other businesses.

The Company recorded an impairment charge of $108.0 million related to the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment). The failure to achieve the business plan, coupled with expected market conditions, caused us to perform a mid-year assessment of the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of volumes and our inability to recover higher commodity and transportation costs through price increases resulted in revised expected cash flows for FASCO. Based on the revised estimates of cash flow, FASCO's estimated fair value has deteriorated from the previous assessment and, as a result, a goodwill impairment of $108.0 million was recognized.

During our annual fourth quarter assessment, the expected cash flows were lower than had previously been estimated resulting in goodwill impairment of $2.7 million related to the 2001 acquisition of the Engine & Power Train's Czech Republic operations and a $2.7 million impairment charge related to the intangible assets associated with the 2001 acquisition of Manufacturing Data Systems, Inc., a technology business not associated with any of the Company's four main segments, both representing the entire carrying value recorded. The issues with the Czech Republic operation are indicative what we are experiencing throughout the Engine and Power Train segment, but reflects decisions made in the fourth quarter regarding as to where certain products will be produced in future years and uncertainty as to our ability to bring costs down enough to meet previous cash flow forecasts. The decreased expectations related to MDSI reflect the fact that the operation has failed to meet key development targets and been recently unsuccessful in developing a market for certain products introduced in 2005.

In addition to these impairments, we incurred $7.6 million in asset impairment and restructuring charges during the fiscal year ended December 31, 2005. The Italian Engine & Power Train operations recorded $1.4 million of termination costs during the third quarter related to previously announced intent to reduce its workforce by 115 persons. The Company then recorded a $3.0 million write down of the net investment in this operation upon the closure of this operation at the end of December reflecting our entire remaining carrying value.

The remaining charges include $0.9 million recorded by the North American Compressor operations related to additional moving costs for previously announced actions and $1.6 million, $0.5 million and $0.2 million of asset impairment charges at Electrical Components, North American Compressor and Engine & Power Train, respectively, for manufacturing equipment idled through facility consolidations and the reduction of carrying value of closed plants to fair value.

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

NOTE 16. NEW ACCOUNTING STANDARDS

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

The Financial Accounting Standards Board ("FASB") issued FIN 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143" This statement clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability when incurred for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The provisions of this statement were to be applied in fiscal years ending after December 15, 2005. The Company recorded a liability of less than $0.5 million related to the adoption of this pronouncement.

NOTE 17. QUARTERLY FINANCIAL DATA - UNAUDITED

                                                            QUARTER
                                           ----------------------------------------
                                            FIRST    SECOND (A)    THIRD     FOURTH     TOTAL
                                           -------   ----------   -------   -------   --------
(in millions, except per share data)
2005
   Net sales............................   $ 464.4    $ 461.9     $ 478.5   $ 442.2   $1,847.0
   Gross profit.........................      33.8       39.2        47.0      14.1      134.1
   Net income (loss)....................     (12.4)    (122.5)      (32.8)    (55.8)    (223.5)
                                           =======    =======     =======   =======   ========
   Basic and diluted earnings (loss) per
      share.............................    ($0.67)    ($6.63)     ($1.77)   ($3.02)   ($12.09)
                                           =======    =======     =======   =======   ========
2004
   Net sales............................   $ 477.0    $ 484.2     $ 478.6   $ 471.9   $1,911.7
   Gross profit.........................      55.5       60.2        73.2      38.0      226.9
   Net income (loss)....................       6.4        4.6        12.3     (13.2)      10.1
                                           =======    =======     =======   =======   ========
   Basic and diluted earnings (loss) per
      share.............................   $  0.34    $  0.25     $  0.67    ($0.71)  $   0.55
                                           =======    =======     =======   =======   ========

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

As of the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2005, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2005 because of the material weakness discussed below; however, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

The management of the Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making its assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company did not maintain effective controls over user access rights to certain financial application systems which could affect accounts receivable and revenue, inventory and cost of goods sold, and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrate an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of user access to financial application programs and data. Individually, these deficiencies were evaluated as representing a more than remote likelihood that a misstatement that is more than inconsequential, but less than material, could occur. While these control deficiencies did not result in adjustments to the 2005 annual or interim consolidated financial statements, management has determined that two or more simultaneously occurring financial statement account misstatements could aggregate to a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected and thus constitutes a material weakness.

Because of the material weakness referred to above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal
Control-Integrated Framework issued by the COSO.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report on Form 10-K.

     MATERIAL WEAKNESS REMEDIATION PLANS

The Company operates a group of highly decentralized individual business units ranging in size from $3 million to over $400 million in sales. For the most part, each business unit uses its own hardware and software to conduct its operations and process transactions. During 2005, the Company began implementation of a common, global ERP system that will reduce the number of data processing centers. The system implementation includes improved controls over access to financial application programs and data and independent monitoring of users having unrestricted access to financial application programs and data, thus providing for improved segregation of duties. While the first business went live March 1, 2005, the challenges inherent in a system implementation and cultural transformation of this magnitude caused the Company to delay the implementations originally scheduled in 2005, including several of the locations where the new systems were expected to remediate the deficiencies. Current plans include bringing nine business locations live during 2006 and completing the remaining sites in 2007.

As not all of the locations for which the Company has identified control deficiencies will be converted to the new global ERP system during 2006, the Company will continue to implement additional controls to remediate this material weakness. These controls include, but are not limited to, additional levels of reviews of transactions, additional reviews of changes to financial applications and data by those with access to both, and reassignment of responsibilities to provide for better segregation of duties.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As noted above, the Company is in the process of implementing a new global ERP system. Location implementations began in the first quarter of 2005 and will be completed over the next two years. During this time period, there will be significant changes in internal controls over financial reporting at the operations affected. The Company believes it has designed adequate control into the new system and will begin testing their application at each location shortly after their respective go-live dates.

There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the captions "Proposal 1: Election of Directors" and "Audit Committee" in the Company's definitive Proxy Statement relating to its 2006 Annual Meeting of Shareholders and is incorporated herein by reference. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this report. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption "Appendix A - Share Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Appendix B - Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Election of Directors - Director Compensation" in the Company's definitive Proxy Statement relating to its 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption "Appendix A - Share Ownership" in the Company's definitive Proxy Statement relating to its 2006 Annual Meeting of Shareholders is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement relating to its 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption "Appendix D--Audit and Non-Audit Fees" in the Company's definitive Proxy Statement relating to its 2006 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1) and (2) Financial Statements

     See "Financial Statements"

     (3) See Index to Exhibits (See Item 15 (b), below)

(b)  Exhibits

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
2         Not applicable

3.1       Restated Articles of Incorporation of Tecumseh Products Company
          (incorporated by reference to Exhibit (3) to registrant's Annual
          Report on Form 10-K for the year ended December 31, 1991, File No.
          0-452)

3.2       Certificate of Amendment to the Restated Articles of Incorporation of
          Tecumseh Products Company (incorporated by reference to Exhibit B-5 to registrant's Form 8 Amendment No. 1 dated April 22, 1992 to Form 10
          Registration Statement dated April 24, 1965, File No. 0-452)

3.3       Certificate of Amendment to the Restated Articles of Incorporation of
          Tecumseh Products Company (incorporated by reference to Exhibit (4)(c) to registrant's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1994, File No. 0-452)

3.4 Amended and Restated Bylaws of Tecumseh Products Company as amended through February 23, 2005 (incorporated by reference to Exhibit 3.1 to registrant's Form 8-K, filed February 24, 2005, File No. 0-452)

4.1       First Lien Credit Agreement dated February 6, 2006 by and among
          Tecumseh Products Company and certain Lenders and Issuers listed therein and Citicorp USA, Inc. as Administrative Agent and Collateral
          Agent (incorporated by reference to Exhibit 4.1 to registrant's
          Current Report on Form 8-K filed February 9, 2006, File No. 0-452)

4.2       Second Lien Credit Agreement dated February 6, 2006 by and among
          Tecumseh Products Company and certain Lenders listed therein and Citicorp USA, Inc. as Administrative Agent and Collateral Agent
          (incorporated by reference to Exhibit 4.2 to registrant's Current
          Report on Form 8-K filed February 9, 2006, File No. 0-452)

          Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Commission upon request.

9         Not applicable

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

10.25     Liability Transfer and Assumption Agreement for Sheboygan River and
          Harbor Superfund Site dated March 25, 2003, by and between Tecumseh
          Products Company and Pollution Risk Services, LLC (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed April 9, 2003, File No. 0-452)

10.26     Consent Order entered into on December 9, 2004 with Wisconsin
          Department of Natural Resources and TRC Companies, Inc. (incorporated by reference to Exhibit 10.26 to registrant's Annual Report on Form
          10-K for the year ended December 31, 2004, File No. 0-452)

10.27     Exit Strategy Agreement dated December 29, 2004 with TRC Companies,
          Inc. (incorporated by reference to Exhibit 10.27 to registrant's
          Annual Report on Form 10-K for the year ended December 31, 2004, File
          No. 0-452)

10.28     Letter Agreement with AlixPartners, LLC dated July 20, 2005
          (incorporated by reference to Exhibit 10.1 to registrant's Form 8-K filed July 21, 2005, File No. 0-452)

10.29     Letter Agreement with AP Services, LLC dated July 20, 2005
          (incorporated by reference to Exhibit 10.2 to registrant's Form 8-K filed July 21, 2005, File No. 0-452)

10.30     Employment letter to Eric L. Stolzenberg dated November 16, 2005
          (management contract or compensatory plan or arrangement)
          (incorporated by reference to Exhibit 10.1 to registrant's Form 8-K filed January 9, 2006, File No. 0-452)

10.31 2006 executive officer salaries (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant's Form 8-K filed January 9, 2006, File No. 0-452)

10.32     Form of Tecumseh Products Company Change in Control Agreement
          (management contract or compensatory plan or arrangement)
          (incorporated by reference to Exhibit 10.1 to registrant's Form 8-K filed January 10, 2006, File No. 0-452)

10.33     List of executive officers with Change in Control Agreements
          (management contract or compensatory plan or arrangement)
          (incorporated by reference to Exhibit 10.2 to registrant's Form 8-K filed January 10, 2006, File No. 0-452)

11        Not applicable

12        Not applicable

13        Not applicable

14        Not applicable

16        Not applicable

18        Not applicable

21*       Subsidiaries of the Company

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

32.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

33.       Not applicable

34        Not applicable

35        Not applicable

99        Not applicable

100       Not applicable

----------
*    Filed herewith

(c)  Financial Statement Schedules

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TECUMSEH PRODUCTS COMPANY


Date: March 14, 2006                    By /s/ Todd W. Herrick
                                           -------------------------------------
                                           Todd W. Herrick
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                               OFFICE                 DATE OF SIGNING
             ---------                               ------                 ---------------


/s/ TODD W. HERRICK                   Chairman of the Board of Directors,    March 14, 2006
-----------------------------------   President, Chief Executive Officer
Todd W. Herrick                       (Principal Executive Officer)


/s/ JAMES S. NICHOLSON
-----------------------------------   Vice President, Treasurer and          March 14, 2006
James S. Nicholson                    Chief Financial Officer
                                      (Principal Accounting and Principal
                                      Financial Officer)


                 *                      Director                             March 14, 2006
-----------------------------------
Peter M. Banks


                 *                      Director                             March 14, 2006
-----------------------------------
Jon E. Barfield


                 *                      Director                             March 14, 2006
-----------------------------------
Virginia A. Kamsky


                 *                      Director                             March 14, 2006
-----------------------------------
Albert A. Koch


                 *                      Director                             March 14, 2006
-----------------------------------
David M. Risley


*By: /s/ JAMES S. NICHOLSON
     ------------------------------
     James S. Nicholson
     Attorney-in-Fact

                                       EXHIBIT INDEX




EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
2         Not applicable

3.1       Restated  Articles of Incorporation of Tecumseh  Products Company
          (incorporated by reference to Exhibit (3) to  registrant's  Annual
          Report on Form 10-K for the year ended  December 31, 1991, File No.
          0-452)

3.2       Certificate of Amendment to the Restated  Articles of Incorporation of
          Tecumseh Products Company (incorporated by reference to Exhibit B-5 to registrant's Form 8 Amendment No. 1 dated April 22, 1992 to Form
          10 Registration Statement dated April 24, 1965, File No. 0-452)

3.3       Certificate of Amendment to the Restated  Articles of Incorporation of
          Tecumseh Products Company (incorporated  by reference to Exhibit
          (4)(c) to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-452)

3.4 Amended and Restated Bylaws of Tecumseh Products Company as amended through February 23, 2005 (incorporated by reference to Exhibit 3.1 to  registrant's  Form 8-K,  filed February 24, 2005, File No. 0-452)

4.1       First Lien Credit  Agreement dated February 6, 2006 by and among
          Tecumseh Products Company and certain Lenders and Issuers listed therein and Citicorp USA, Inc. as Administrative Agent and
          Collateral Agent (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed February 9, 2006, File
          No. 0-452)

4.2       Second Lien Credit  Agreement dated February 6, 2006 by and among
          Tecumseh Products Company and certain Lenders listed therein and Citicorp USA, Inc. as Administrative Agent and Collateral Agent
          (incorporated  by reference  to Exhibit 4.2 to  registrant's  Current
          Report on Form 8-K filed February 9, 2006, File No. 0-452)

          Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Commission upon request.

9         Not applicable

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

10.24     Director  Retention  Phantom  Stock Plan as amended and restated
          November 27, 2002 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.25 to registrant's Annual Report on Form 10-K for the year ended December
          31, 2002, File No. 0-452)

10.25     Liability Transfer and Assumption  Agreement for Sheboygan River and
          Harbor Superfund Site dated March 25, 2003, by and between  Tecumseh
          Products Company and Pollution Risk Services, LLC (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed April 9, 2003, File No. 0-452)

10.26     Consent Order entered into on December 9, 2004 with  Wisconsin
          Department of Natural  Resources and TRC  Companies,  Inc.
          (incorporated  by reference to Exhibit 10.26 to  registrant's  Annual
          Report on Form 10-K for the year ended December 31, 2004, File No.
          0-452)

10.27     Exit Strategy  Agreement  dated  December 29, 2004 with TRC
          Companies, Inc. (incorporated by reference to Exhibit 10.27 to registrant's Annual Report on Form 10-K for the year ended
          December 31, 2004, File No. 0-452)

10.28     Letter  Agreement  with  AlixPartners,  LLC dated July 20, 2005
          (incorporated by reference to Exhibit 10.1 to registrant's Form 8-K filed July 21, 2005, File No. 0-452)

10.29     Letter  Agreement  with AP  Services,  LLC dated July 20, 2005
          (incorporated by reference to Exhibit 10.2 to registrant's Form 8-K filed July 21, 2005, File No. 0-452)

10.30     Employment  letter to Eric L.  Stolzenberg  dated  November  16,  2005
          (management  contract or compensatory  plan or  arrangement)
          (incorporated  by reference to Exhibit 10.1 to registrant's Form 8-K filed January 9, 2006, File No. 0-452)

10.31 2006 executive officer salaries (management contract or compensatory plan or arrangement) (incorporated by reference to
          Exhibit 10.2 to registrant's  Form 8-K filed January 9, 2006, File No.
          0-452)

10.32     Form  of  Tecumseh  Products  Company  Change  in  Control  Agreement
          (management  contract  or compensatory  plan or  arrangement)
          (incorporated by reference to Exhibit 10.1 to registrant's Form 8-K filed January 10, 2006, File No. 0-452)

10.33     List  of  executive  officers  with  Change  in  Control  Agreements
          (management  contract  or compensatory  plan or  arrangement)
          (incorporated by reference to Exhibit 10.2 to registrant's Form 8-K filed January 10, 2006, File No. 0-452)

11        Not applicable

12        Not applicable

13        Not applicable

14        Not applicable

16        Not applicable

18        Not applicable

21*       Subsidiaries of the Company

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

32.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

33.       Not applicable

34        Not applicable

35        Not applicable

99        Not applicable

100       Not applicable

----------
*    Filed herewith

(c)  Financial Statement Schedules

None.