Form 10-Q
period 2006-03-31
TECUMSEH PRODUCTS CO
filed 2006-05-10
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

         For the quarterly period ended March 31, 2006

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

         Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act(check one):

   Large accelerated filer [ ]  Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

         Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class of Stock                               Outstanding at March 31, 2006
               --------------                               -----------------------------

    Class B Common Stock, $1.00 par value                                 5,077,746
    Class A Common Stock, $1.00 par value                                13,401,938

                                TABLE OF CONTENTS

Part I. Financial Information                                                        Page
      Item 1. Financial Statements
           Consolidated Condensed Balance Sheets ...............................      3
           Consolidated Condensed Statements of Operations .....................      4
           Consolidated Condensed Statements of Cash Flows .....................      5
           Notes to Consolidated Condensed Financial Statements ................      6
      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations ........................................     16
      Item 3. Quantitative and Qualitative Disclosures About Market Risk .......     26
      Item 4. Controls and Procedures ..........................................     28
Part II. Other Information .....................................................     30
Signatures .....................................................................     32
Amendment No. 1 to First Lien Credit Agreement .................................     Exh 4.1
Amendment No. 1 to Second Lien Credit Agreement ................................     Exh 4.2
Management Incentive Plan as amended and restated on March 29, 2006 ............     Exh 10.1
Executive Deferred Compensation Plan adopted on March 29, 2006 .................     Exh 10.2
Director Retention Phantom Share Plan as amended and restated on March 29 ......     Exh 10.3
Certification of CEO Pursuant to Section 302 ...................................     Exh 31.1
Certification of CFO Pursuant to Section 302 ...................................     Exh 31.2
Certification of CEO Pursuant to Section 906 ...................................     Exh 32.1
Certification of CFO Pursuant to Section 906 ...................................     Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

   (Dollars in millions, except share data)                                  MARCH 31,      December 31,
ASSETS                                                                         2006             2005
                                                                           ------------     ------------
Current Assets:
   Cash and cash equivalents                                               $       82.8     $      116.6
   Accounts receivable, less allowance for doubtful accounts of $10.9
     in 2006 and $11.3 in 2005                                                    232.6            211.1
   Inventories                                                                    348.4            346.8
   Deferred and recoverable income taxes                                           40.0             43.4
   Other current assets                                                            91.6             89.2
    Assets held for sale                                                           48.3               --
                                                                           ------------     ------------
         Total current assets                                                     843.7            807.1

Property, plant, and equipment, net                                               590.1            578.6
Goodwill                                                                          126.1            130.9
Other intangibles                                                                  56.0             54.8
Deferred income taxes                                                               0.5               --
Prepaid pension expense                                                           188.7            185.3
Other assets                                                                       50.8             43.8
Assets held for sale                                                               14.7               --
                                                                           ------------     ------------
         Total assets                                                      $    1,870.6     $    1,800.5
                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                 $      201.7     $      187.3
   Income taxes payable                                                             2.3               --
   Short-term borrowings                                                          121.2             82.5
   Accrued liabilities                                                            133.7            135.3
   Liabilities held for sale                                                       15.0               --
                                                                           ------------     ------------
         Total current liabilities                                                473.9            405.1

Long-term debt                                                                    281.8            283.0
Deferred income taxes                                                              16.8             25.0
Other postretirement benefit liabilities                                          210.6            210.9
Product warranty and self-insured risks                                            12.6             14.5
Pension liabilities                                                                15.4             15.2
Other non-current liabilities                                                      36.3             32.4
                                                                           ------------     ------------
         Total liabilities                                                      1,047.4            986.1
                                                                           ------------     ------------
Commitments and contingencies
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000 shares;
     issued and outstanding 13,401,938 shares in 2005 and 2004                     13.4             13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares;
     issued and outstanding 5,077,746 shares in 2005 and 2004                       5.1              5.1
   Retained earnings                                                              797.1            806.6
   Accumulated other comprehensive income (loss)                                    7.6            (10.7)
                                                                           ------------     ------------
         Total stockholders' equity                                               823.2            814.4
                                                                           ------------     ------------
         Total liabilities and stockholders' equity                        $    1,870.6     $    1,800.5
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
  (Dollars in millions, except per share data)                                   MARCH 31,
                                                                           2006              2005
                                                                       ------------      ------------

Net sales                                                              $      446.1      $      440.2
   Cost of sales and operating expenses                                       411.6             412.7
   Selling and administrative expenses                                         45.2              43.4
   Impairments, restructuring charges, and other items                          0.6               0.1
                                                                       ------------      ------------
Operating loss                                                                (11.3)            (16.0)
   Interest expense                                                            (8.4)             (6.3)
   Interest income and other, net                                               5.0               3.3
                                                                       ------------      ------------
Loss from continuing operations before taxes                                  (14.7)            (19.0)
   Tax benefit                                                                 (5.6)             (6.5)
                                                                       ------------      ------------
   Loss from continuing operations                                             (9.1)            (12.5)
   Income (Loss) from discontinued operations, net of tax                      (0.5)              0.1
                                                                       ------------      ------------
Net loss                                                               $       (9.6)     $      (12.4)
                                                                       ============      ============

Basic and diluted earnings (loss) per share
   Loss from continuing operations                                     $      (0.49)     $      (0.68)
   Income (Loss) from discontinued operations, net of tax              $      (0.03)     $       0.01
                                                                       ------------      ------------
Net loss                                                               $      (0.52)     $      (0.67)
                                                                       ============      ============

Weighted average shares (in thousands)                                       18,480            18,480
                                                                       ------------      ------------

Cash dividends declared per share                                      $       0.00      $       0.32
                                                                       ------------      ------------

        The accompanying notes are an integral part of these Consolidated
                         Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
  (Dollars in millions)                                                          MARCH 31,
                                                                           2006              2005
                                                                       ------------      ------------
Cash Flows from Operating Activities:
                  Cash used by operating activities                    $      (44.5)     $      (67.4)

Cash Flows from Investing Activities:
   Proceeds from sale of assets                                                 9.0                --
   Capital expenditures                                                       (20.0)            (28.7)
   Business acquisition                                                        (2.0)               --
                                                                       ------------      ------------
                  Cash used in investing activities                           (13.0)            (28.7)
                                                                       ------------      ------------

Cash Flows from Financing Activities:
   Dividends paid                                                                --              (5.9)
   Repayment of Senior Guaranteed Notes                                      (250.0)            (50.0)
   Repayment of Industrial Development Revenue Bonds                          (10.5)               --
   Proceeds from First Lien Credit Agreement                                  168.3                --
   Proceeds from Second Lien Credit Agreement                                 100.0                --
   Other proceeds (repayments), net                                            16.2               8.5
                                                                       ------------      ------------
                  Cash provided by (used in) financing activities              24.0             (47.4)
                                                                       ------------      ------------

Effect of exchange rate changes on cash                                        (0.3)              1.1
                                                                       ------------      ------------

   Decrease in cash and cash equivalents                                      (33.8)           (142.4)

Cash and Cash Equivalents:
                  Beginning of period                                         116.6             227.9
                                                                       ------------      ------------
                  End of period                                        $       82.8      $       85.5
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated condensed financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP"). The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 2005. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

2.   Comprehensive Income

     (Dollars in millions)                                             THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2006              2005
                                                                 ------------      ------------
     Net loss                                                    $       (9.6)     $      (12.4)
     Other comprehensive income (loss):
        Foreign currency translation adjustments                 $       23.2              (6.5)
        Gain (Loss) on derivatives                                       (0.9)              3.9
        Unrealized gain (loss) on investment holdings                    (3.9)              3.8
                                                                 ------------      ------------

     Total comprehensive income (loss)                           $        8.8      $      (11.2)
                                                                 ============      ============

3.    Inventories

                                                                   MARCH 31,       DECEMBER 31,
     (Dollars in millions)                                           2006              2005
                                                                 ------------      ------------
     Raw material                                                $      123.2      $      128.5
     Work in progress                                                    84.5              73.3
     Finished goods                                                     132.4             136.7
     Supplies                                                             8.3               8.3
                                                                 ------------      ------------

     Total inventories                                           $      348.4      $      346.8
                                                                 ============      ============

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Business Segments

     The Company has three reportable segments based on the criteria set forth in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, and Engine & Power Train Products. Previously, the Company also reported a Pump Products business segment; however, as a result of the decision, during the first quarter of 2006, to sell 100% of its ownership in Little Giant Pump Company, such operations are no longer reported in loss from continuing operations before tax. Little Giant operations represented approximately 90% of that previously reported segment. Since the Company's remaining pump business does not meet the definition of a reporting segment as defined by SFAS No. 131, "Segment Reporting," the Company will no longer report a Pump Products segment, and operating results of the remaining pump business are included in Other for segment reporting purposes. Revenues and operating income by segment for the periods indicated are as follows:

      BUSINESS SEGMENT DATA                                            THREE MONTHS ENDED
       (Dollars in millions)                                               MARCH 31,
                                                                     2006              2005
                                                                 ------------      ------------

     Net sales:
        Compressor Products                                      $      251.5      $      241.0
        Electrical Component Products                                   109.1             100.2
        Engine & Power Train Products                                    80.9              94.9
        Other (a)                                                         4.6               4.1
                                                                 ------------      ------------
               Total Net Sales                                   $      446.1      $      440.2
                                                                 ============      ============

     Operating income (loss):
        Compressor Products                                      $        6.6      $        8.6
        Electrical Component Products                                     4.9              (1.1)
        Engine & Power Train Products                                   (18.5)            (20.9)
        Other (a)                                                         0.3              (0.2)
        Corporate expenses                                               (4.0)             (2.3)
        Impairments, restructuring charges, and other items              (0.6)             (0.1)
                                                                 ------------      ------------
               Total operating loss from continuing operations          (11.3)            (16.0)
        Interest expense                                                 (8.4)             (6.3)
        Interest income and other, net                                    5.0               3.3
                                                                 ------------      ------------
        Loss from continuing operations before taxes             $      (14.7)     $      (19.0)
                                                                 ============      ============

     (a)  "Other" consists of non-reportable business segments.

     The Electrical Component Products segment had inter-segment sales of $11.9 million and $16.7 million in the first quarter of 2006 and 2005, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Goodwill and Other Intangible Assets

     At March 31, 2006, goodwill by segment consisted of the following:

                                                                     ELECTRICAL
                                                   COMPRESSOR        COMPONENTS          PUMPS            TOTAL
                                                  ------------      ------------      ------------     ------------
     Balance at 1/1/2006                          $       16.9      $      108.9      $        5.1     $      130.9
       Reclassified to held for sale                                                          (5.1)            (5.1)
       Foreign Currency Translation                        0.3                                                  0.3
                                                  ------------      ------------      ------------     ------------
     Balance at 3/31/2006                         $       17.2      $      108.9      $        0.0     $      126.1
                                                  ============      ============      ============     ============

     Other intangible assets consisted of the following:

                                                               GROSS
                                                              CARRYING       ACCUMULATED                        AMORTIZABLE
                                                               AMOUNT        AMORTIZATION         NET              LIFE
                                                            ------------     ------------     ------------     ------------
     Intangible assets subject to amortization:
              Customer relationships and contracts          $       39.3     $        8.6     $       30.7       6-15 years
              Technology                                            12.0              3.6              8.4       5-10 years
                                                            ------------     ------------     ------------
                  Total                                             51.3             12.2             39.1
     Intangible assets not subject to amortization:
              Trade name                                            16.9               --             16.9
                                                            ------------     ------------     ------------
     Total intangible assets                                $       68.2     $       12.2     $       56.0
                                                            ============     ============     ============

     The estimated amortization expense over the next five years is $4.2 million for 2006 through 2008 and approximately $3.9 million annually for 2009 through 2010. Amortization expense for the three months ended March 31 was $0.9 million and $1.3 million for 2006 and 2005, respectively.

     As a result of the acquisition of In Motion Technologies Pty. Ltd. (IMT), the Company recorded an additional technology intangible assets of $2.0 million during the quarter.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   Pension and Other Postretirement Benefit Plans

     Components of net periodic benefit (income) cost are as follows:

                                                             PENSION BENEFITS                    OTHER BENEFITS
                                                      ------------------------------      ------------------------------
                                                            THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                MARCH 31,                           MARCH 31,
                                                          2006              2005              2006              2005
                                                      ------------      ------------      ------------      ------------

     Service Cost                                     $        2.4      $        2.1      $        0.8      $        1.1
     Interest Cost                                             5.3               5.1               2.4               2.6
     Expected return on plan assets                          (11.1)            (10.0)               --                --
     Amortization of prior service costs                       0.1               0.1              (1.2)             (0.3)
     Amortization of net gain                                   --              (0.6)               --              (0.7)
                                                      ------------      ------------      ------------      ------------
     Net periodic benefit (income) cost               $       (3.3)     $       (3.3)     $        2.0      $        2.7
                                                      ============      ============      ============      ============

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

7.   Guarantees and Warranties

     A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian receivables sold at March 31, 2006 and December 31, 2005 were $35.2 million and $32.1 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating income and allowance for doubtful accounts.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


      A provision for estimated future warranty costs and estimated returns for credit relating to warranty are recorded when products are sold and revenue recognized. A reconciliation of the changes in the Company's product warranty liability follows:

                                                              Three Months Ended   Three Months Ended
    (Dollars in millions)                                       March 31, 2006       March 31, 2005
                                                              ------------------   ------------------
     Balance at January 1, 2006                                  $       29.4         $       38.1
        Accruals for warranties                                           4.3                  2.6
        Settlements made (in cash or in kind)                            (4.4)                (5.5)
        Effect of foreign currency translation                            0.2                 (0.3)
        Reclassification to held for sale                                (2.7)                  --
                                                                 ------------         ------------
     Balance at March 31, 2006                                   $       26.8         $       34.9
                                                                 ============         ============

     As of March 31, 2006, $21.3 million was included in accrued liabilities and $5.5 million was included in product warranty and self-insured risks.

8.   Debt

     During the first quarter of 2005, the Senior Guaranteed Notes and Revolving Credit Facility outstanding at December 31, 2005 were replaced by a new financing package that included a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The agreements provide for security interests in substantially all of the Company's assets and specific financial covenants related to EBITDA, capital expenditures, and fixed charge coverage. Additionally, under the terms of the agreements, no dividends can be paid prior to December 31, 2006 and minimum amounts of credit availability are required before dividends can be paid thereafter. The new arrangements bore a weighted average annual interest rate of 9.0% based upon outstanding balances at closing versus the rate of 6.6% applicable to the $250 million Senior Guaranteed Notes.

     At March 31, 2006, the Company had outstanding letters of credit of $4.8 million. At March 31, 2006, the Company had total availability of $32.8 million under its $275 million First Lien Credit Agreement.

     As more fully described in Note 14, subsequent to March 31, 2006, the Company sold Little Giant Pump Company and proceeds from the sale were used to repay portions of the new debt arrangements. Approximately, 63% of the proceeds were applied against the First Lien borrowing and 37% against the Second Lien borrowing. After giving affect to the repayments, the weighted average annual interest rate of these borrowings was 8.8%.

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

     In March 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of the Company's responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, the Company has purchased Remediation Cost Cap insurance, with a 30-year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. The Company believes such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. On October 10, 2003, in conjunction with the Liability Transfer Agreement, the Company completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.

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

     The Company, in cooperation with the WDNR, also conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At March 31, 2006, the Company had accrued $2.3 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

     In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At March 31, 2006 and December 31, 2005, the Company had accrued $3.4 million and $3.5 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  Income Taxes

     The first quarter 2006 consolidated statement of operations reflects a $5.6 million income tax benefit, which was recorded pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS 109 specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

     SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income), tax expense is first allocated to other comprehensive income with a related benefit recorded in continuing operations. The first quarter of 2006 reflects tax benefit in the statement of operations and tax expense in other comprehensive income. At March 31, 2006 and December 31, 2005, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the Company is in a cumulative year loss position.

11.  Commitments and Contingencies

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

12.  New Accounting Standards

     On November 24, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Board made the decision to clarify the meaning of the term 'normal capacity'. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company's adoption of this pronouncement during the first quarter of 2006 did not have a material effect.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


13.  Discontinued Operations

     During the first quarter of 2006, the Company approved a plan to proceed with a transaction to sell 100% of its ownership interest in its Little Giant Pump Company subsidiary. The net assets of the subsidiary are classified as held for sale at March 31, 2006 and December 31, 2005, and its results for the quarters ended March 31, 2006 and 2005 are included in income (loss) from discontinued operations. Interest expense of $2.3 million and $1.4 million was allocated to discontinued operations for all the periods presented because the Company's new financing package required that the proceeds from the sale be utilized to repay portions of the Company's debt. The Company's remaining pump business does not meet the definition of an operating segment as defined by SFAS No. 131, "Segment Reporting." Accordingly, its operating results are included in Other within the Results by Segment table.

     Following is a summary of assets and liabilities of Little Giant Pump Company at March 31, 2006 and December 31, 2005, which are reflected in the consolidated balance sheets as held for sale:

                                                                   March 31,       December 31,
    (Dollars in millions)                                            2006              2005
                                                                 ------------      ------------
     Accounts receivable, net                                    $       17.2      $       13.5
     Inventories                                                         30.8              25.7
     Other current assets                                                 0.3               0.3
     Property, plant and equipment, net                                   9.6              10.1
     Goodwill                                                             5.1               5.1
                                                                 ------------      ------------
     Assets held for sale                                        $       63.0      $       54.7
                                                                 ============      ============

     Accounts payable, trade                                     $        9.6      $        7.2
     Accrued liabilities                                                  5.4               5.5
                                                                 ------------      ------------
     Liabilities held for sale                                   $       15.0      $       12.7
                                                                 ============      ============

     Following is a summary of income (loss) from discontinued operations for the quarters ended March 31, 2006 and 2005:

                                                                   March 31,       March 31,
     (Dollars in millions)                                           2006              2005
                                                                 ------------      ------------
     Net sales                                                   $       26.8      $       24.2
     Costs of sales and operating expenses                               19.2              17.9
     Selling and administrative expenses                                  5.6               4.7
                                                                 ------------      ------------
     Operating income                                                     2.0               1.6
     Interest expense allocated                                           2.3               1.4
                                                                 ------------      ------------
     Income (Loss) from discontinued operations
     before income taxes                                                 (0.3)              0.2
     Tax provision                                                        0.2               0.1
                                                                 ------------      ------------
     Income (Loss) from discontinued operations, net of tax      $       (0.5)     $        0.1
                                                                 ============      ============

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


14.  Subsequent Event

     During the first quarter of 2006, the Company entered into an agreement to sell its Little Giant Pump Company subsidiary to Franklin Electric Company, Inc. for approximately $121 million, subject to post-closing adjustments. The subsidiary is classified as held for sale at March 31, 2006, and its results for the periods ended March 31, 2006 and 2005 are included in income (loss) from discontinued operations. On April 21, 2006, the Company completed the sale. As required by the Company's new financing package, the proceeds from the sale were used to repay portions of the Company's debt.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive Summary

We are one of the largest independent producers of hermetically sealed compressors in the world, one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications, and one of the leading manufacturers of fractional horsepower motors for the United States market. Our net sales have grown by approximately $400 million from the year ended December 31, 2001 to the year ended December 31, 2005. The primary source of sales growth was our 2002 acquisition of FASCO Motors, now the key component of our presence in the U.S. fractional horsepower motor market. Our products are sold in countries all over the world.

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we rely on developing new products and improving our ability to penetrate new markets through enhancements to the functionality, performance and quality of our existing products. For instance, our Compressor Group will introduce a scroll-style compressor to serve commercial refrigeration and air conditioning markets throughout the globe, and it will begin producing a new expanded range rotary compressor in India for global applications, while our Electrical Components Group has expanded its range of Brushless DC ("BLDC") variable speed motor products. To continue to grow sales and improve cash flows, we must successfully bring these products to market in a timely manner and win customer acceptance.

International sales are important to our business as a whole with sales to customers outside the United States representing approximately 50% of total consolidated net sales in 2005. The Company's dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of various government interventions into trade policy. We have experienced some of these factors and continue to carefully pursue these markets.

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


As a global manufacturer with production in 11 countries and sales in over 110 countries throughout the world, results are sensitive to changes in foreign currency exchange rates. In total, those movements have not been favorable to us during 2005 and the first three months of 2006. We have developed strategies to mitigate or partially offset the impact, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales denominated in both U.S. Dollars and Euros. Additionally, we have structured local financing relationships as natural hedges.

Lastly, commodity prices increased very rapidly during 2004, 2005 and into 2006. Due to competitive markets, we were not able to fully recover these cost increases through price increases and other cost savings. Increases in certain raw material, energy and commodity costs have had a material adverse impact on our operating results during these periods. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, cost optimization engineering strategies, selective in-sourcing of components where we have available capacity, continued consolidation of our supply base, and acceleration of low-cost country sourcing. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. While we believe that our mitigation strategies eventually will offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. We are very focused on efforts to help us maintain our ability to compete on cost.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. In this regard, changes in inventory management practices and customer and vendor payment terms had a positive impact on our reported cash flows when comparing the first quarter of 2006 to 2005. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We use cash return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Cautionary Statements Relating To Forward-Looking Statements" below.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

THREE MONTHS ENDED MARCH 31,
(dollars in millions)                                           2006                 %              2005                 %
Net sales                                                   $      446.1             100.0%     $      440.2             100.0%
Cost of sales and operating expenses                               411.6              92.3%            412.7              93.8%
Selling and administrative expenses                                 45.2              10.1%             43.4               9.9%
Impairments, restructuring charges, and other items                  0.6               0.1%              0.1               0.0%
                                                            ------------                        ------------
Operating loss                                                     (11.3)             -2.5%            (16.0)             -3.6%
Interest expense                                                    (8.4)              1.9%             (6.3)              1.4%
Interest income and other, net                                       5.0               1.1%              3.3               0.7%
                                                            ------------                        ------------
Loss from continuing operations before taxes                       (14.7)              3.3%            (19.0)             -4.3%
Tax benefit                                                         (5.6)             -1.3%             (6.5)             -1.5%
                                                            ------------                        ------------
Loss from continuing operations                             $       (9.1)              2.0%     $      (12.5)             -2.8%
                                                            ============                        ============

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Consolidated net sales from continuing operations in the first quarter of 2006 increased to $446.1 million from $440.2 million in 2005. Excluding the increase in sales due to the effects of currency fluctuation of $9.1 million, 2006 first quarter sales declined by $3.2 million. While sales improved in the Compressor and Electrical Components segments, declines in sales in the Engine & Power Train segment more than offset the increases.

Cost of sales and operating expenses was $411.6 million in the three months ended March 31, 2006, as compared to $412.7 million in the three months ended March 31, 2005. As a percentage of net sales, cost of sales and operating expenses were 92.3% and 93.8% in the first quarters of 2006 and 2005, respectively. The improvement was primarily due to improved operational efficiencies and lower fixed costs associated with plant closures. Also included in cost of sales and operating expenses was the $3.5 million gain from the sale of the Douglas, Georgia engine facility.

Selling, general and administrative expenses were $45.2 million in the three months ended March 31, 2006, as compared to $43.4 million in the three months ended March 31, 2005. As a percentage of net sales, selling, general and administrative expenses were 10.1% and 9.9% in the first quarters of 2006 and 2005, respectively. The increase was primarily related to AlixPartners' fees of $9.0 million offset by improved variable selling costs and global headcount reductions.

Interest expense amounted to $8.4 million in the first quarter of 2006 compared to $6.3 million in the first quarter of 2005. The increase was primarily related to the higher average interest rates associated with the Company's current borrowing arrangements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Interest income and other, net was $5.0 million in the first quarter of 2006 compared to $3.3 million in the first quarter of 2005. The impact of lower interest income due to lower cash balances was more than offset by a gain of $3.6 million on the sale of the Company's interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand. The sale of the stock was completed in conjunction with the end of a licensing agreement between the Company's Compressor operations and Kulthorn Kirby.

The first quarter 2006 consolidated statement of operations reflects a $5.6 million income tax benefit, which was recorded pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS 109 specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income), tax expense is first allocated to other comprehensive income with a related benefit recorded in continuing operations. The first quarter of 2006 reflects tax benefit in the statement of operations and tax expense in other comprehensive income. At March 31, 2006 and December 31, 2005, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the Company is in a cumulative year loss position.

Net loss from continuing operations in the first quarter of 2006 was $9.1 million, or $0.49 per share, as compared to net loss of $12.5 million, or $0.68 per share, in the first quarter of 2005. The improvement was primarily the result of the factors described above.

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments for the periods presented: Compressor, Electrical Components, and Engine & Power Train. Financial measures regarding each segment's income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items ("operating income") and income (loss) before interest, other expense and income taxes and impairments, restructuring charges, and other items divided by net sales ("operating margin") are not measures of performance under accounting principles generally accepted in the United States (GAAP). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income (loss) before interest, other expense and income taxes, impairments, restructuring charges, and other items to income before provision for income taxes, see Note 8, Segment Reporting.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Compressor Products

First quarter 2006 sales in the Compressor business increased 4.4% to $251.5 million from $241.0 million in the prior year. The increase for the period was mostly attributable to effects of foreign currency translation that increased current quarter sales by $9.2 million. Overall, unit sales volumes were relatively consistent with the prior year with some change in product mix.

Compressor business operating income and related margin for the first quarter of 2006 were $6.6 million and 2.6%, respectively, compared to $8.6 million and 3.6% in the first quarter of 2005. The operating income decrease was attributable to an unfavorable product mix and higher material and other input costs offset by productivity improvements. The Brazilian Real that was on average 16% stronger against the U.S. Dollar in the first quarter of 2006 versus 2005, but hedging activities mitigated the financial impact.

     Electrical Component Products

Electrical Components business sales were $109.1 million for the first quarter of 2006, an increase of 8.9% over sales of $100.2 million in the same quarter last year. Volume increases in residential and commercial motor markets of approximately 16%, where HVAC markets were particularly robust, more than compensated for a decrease of approximately 11% in the automotive motor market, as a result of lower build schedules and share losses by the Company's customers at their respective OEM customers.

Electrical Components operating income and related margin for the first quarter of 2006 were $4.9 million and 4.5%, respectively, compared to a loss of $1.1 million and (1.1%) in the first quarter of 2005. The improvement was primarily due to higher sales volumes, improved operational efficiencies, and pricing actions taken during 2005.

     Engine & Power Train Products

Engine & Power Train business sales were $80.9 million in the first quarter of 2006 compared to $94.9 million for the same period a year ago, a decrease of 14.8%. The decline in sales for the first quarter was due to the loss of sales into the European market from the Company's former Italian subsidiary. As previously disclosed on December 28, 2005, the Company closed its engine manufacturing operations of its wholly owned subsidiary, Tecumseh Europa S.p.A., located in Turin, Italy. The shutdown was accomplished through an Italian form of court-supervised liquidation. The effects of the liquidation were reflected in the Company's 2005 results. The Italian subsidiary was the primary, but not sole, source of engines for sales in the European market. This decline in unit volumes sold into Europe was partially offset by an increase in volumes sold into the United States that were primarily attributable to the placement of the Company's engines on additional product sku's at existing customers. North American engine unit deliveries were approximately 11% greater than the prior year's first quarter.

Engine & Power Train business operating loss and related margin for the first quarter of 2006 were $18.5 million and (22.9%), respectively, compared to a loss of $20.9 million and (22.0%) during the same period a year ago. Included in the 2006 loss were AlixPartners' fees of $9.0 million and a $3.5 million gain from the sale of the Douglas, Georgia engine facility. Exclusive of these two items,

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


operating results improved by approximately 38%. The improvement reflected lower fixed costs associated with plant closures, higher productivity levels in Brazil, the non-recurrence of costs associated with a transmission recall, and higher U.S. volumes, partially offset by higher commodity and transportation costs and a less favorable value of the Brazilian Real.

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

At March 31, 2006 and December 31, 2005, we had accrued $3.4 million and $3.5 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

AlixPartners Engagement

We engaged AlixPartners during the third quarter of 2005 to assist in the restructuring plans of the Engine & Power Train business. These plans include focusing on improving profitability and customer service. We believe the participation by AlixPartners will allow the Company to effect this change in a shorter time frame than it otherwise could have achieved. The plan includes eliminating the significant duplicate capacity, among other cost reduction efforts. During the first quarter of 2006, the Company recognized fees of $9.0 million related to the AlixPartners engagement.

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

Cash Flow

For the first quarter 2006, cash used by operations amounted to $44.5 million, reflecting both an operating loss and net investments in working capital items. This represented an improvement of $22.9

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


million compared to the first quarter 2005, primarily as a result of better management of working capital over the respective quarters as sales were more in line with expectations.

Cash used in investing activities was $13.0 million in the first quarter 2006 versus $28.7 million for the same period of 2005. Of the overall decrease, $8.7 million was related to lower capital expenditures due to significant new product expansions in India and Brazil in the prior years, and $9.0 million related to proceeds received from the sale of assets during 2006. Included in such sales were the sale of the Company's 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of the Company's former Douglas, Georgia manufacturing facility for $3.5 million. In addition, during the first quarter, the Company acquired a small Australian-based company, which owned patents related to the manufacturing of certain types of electric motors, which are applicable to both our Electrical Components, and Compressor segments. The entire purchase price was allocated to intangible assets.

Cash flows from financing activities provided cash of $24.0 million in the first quarter of 2006 as compared to using $47.4 million in the quarter of 2005. During 2005, we used existing cash balances to prepay $50 million of our then Senior Guaranteed Notes in order to remain within our debt covenants at March 31, 2005. During the first quarter 2006, the remaining balance of these Senior Guaranteed Notes, our Revolving Credit Facility and our outstanding Industrial Revenue Bonds were replaced by a new financing package that included a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement.

Capitalization

In addition to cash provided by operating activities, we use a combination of our revolving credit arrangement under our First Lien Credit Agreement, long-term debt under our Second Lien Credit Agreement, and foreign bank debt to fund our capital expenditures and working capital requirements. For the three months ended March 31, 2006 and March 31, 2005, our average outstanding debt balance was $372.5 million and $363.6 million, respectively. The weighted average long-term interest rate, including the effect of hedging activities, was 7.4% and 4.6% for the respective periods. Among other factors, the change in the weighted average, long-term interest rate for the respective periods reflects the increase in the borrowing rate applicable to our new borrowing arrangements of 8.8% as compared to the original interest rate of 4.6% under our Senior Guaranteed Notes.

The Company may also utilize long-term financing arrangements in connection with state investment incentive programs.

Accounts Receivable Sales

Certain of our Brazilian and Asian subsidiaries periodically sell their accounts receivable with financial institutions. Such receivables are factored with recourse to us and, in most cases, are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $35.2 million and $32.1 million as of March 31, 2006 and December 31, 2005, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements; however, the negative results experienced during 2005 deteriorated to the point where we were not able to remain in compliance with the covenants of the Senior Guaranteed Notes and the Revolving Credit Facility as amended as of August 5, 2005. Accordingly, on February 6, 2006, we replaced the Senior Guaranteed Notes, Revolving Credit Agreement and Industrial Revenue Bonds with a new financing package that included a $275 million first Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The agreements provide for security interests in substantially all of the Company's assets and specific financial covenants related to EBITDA, capital expenditures, and fixed charge coverage. Additionally, under the terms of the agreements, no dividends can be paid prior to December 31, 2006 and minimum amounts of credit availability are required before dividends can be paid thereafter.

In addition, subsequent to March 31, 2006, proceeds from the sale of Little Giant Pump Company were used to repay portions of the new debt arrangements. Approximately, 63% of the proceeds was applied against the First Lien borrowing and 37% against the Second Lien borrowing. After giving affect to the repayments, the weighted average annual interest rate of these borrowings was 8.8%.

The Company continues to monitor its future expected results in relationship to the financial covenants specified under the terms of the respective borrowing arrangements and the amount of availability of funds provided by the computation of borrowing base. Based upon proceeds provided by the sale of Little Giant and the total availability of funds, we believe the Company has sufficient liquidity to complete its turnaround plans; however, should operating performance fall short of plan, the Company may not remain in compliance with the covenants under the agreements, or have sufficient availability of funds. In this scenario, the Company would need to obtain amendments to the borrowing arrangements.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

Some of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. They are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers, and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Significant Accounting Policies and Critical Accounting Estimates," and Note 1, "Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to our significant accounting policies or critical accounting estimates during the first three months of 2006.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recently Issued Accounting Pronouncements

Inventory Costs

The Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4." This statement clarifies the requirement that abnormal inventory-related costs be recognized as current-period charges and requires that the allocation of fixed production overheads to inventory conversion costs be based on the normal capacity of the production facilities. The provisions of this statement are to be applied prospectively to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company's adoption of this pronouncement during the first quarter of 2006 did not have a material effect.

OUTLOOK

Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included below.

The outlook for the remainder of 2006 is subject to the same variables that negatively impacted the Company throughout 2005. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, the Company does not expect these factors to become any more favorable during the year. In fact, certain key commodities, including copper, aluminum, and steel have risen precipitously in recent months. From January 1, 2006 through April 28, 2006, the prices of copper and aluminum have increased approximately 60% and 21%, respectively.

The Company expects 2006 results to reflect only those actions it has been taking to reduce costs and, potentially, the benefits of new product introductions, to the extent they are accepted in the market, and has not assumed any improvements from currencies or commodity costs. Given the recent escalation in commodity costs, realization of net improvement in total results, which is largely expected in the latter half of the year, will greatly depend on the Company's ability to pass on to its customers the cost of these sizeable commodity price increases, which are hedged to a lesser extent in the later months of the year.

With respect to each of the Company's segments, results in the Compressor Group are expected to lag the results of 2005 throughout the year. The Electrical Components Group, which has demonstrated monthly year over year improvement since August of 2005, is expected to continue its improvement through 2006. The Engine and Power Train business has taken several major steps to eliminate overcapacity and costs that will benefit 2006, with the most significant improvements expected in the fourth quarter of the year.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices, and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and the Company's risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 12 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first quarter of 2006.

The Company is subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows local management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At March 31, 2006 and December 31, 2005, the Company held foreign currency forward contracts with a total notional value of $127.5 million and $173.0 million, respectively.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Company policy allows local management to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. The Company's practice has been to accept delivery of the commodities and consume them in manufacturing activities. At March 31, 2006 and December 31, 2005, the Company held a total notional value of $33.8 million and $61.8 million, respectively, in commodity forward purchasing contracts. The majority of these contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted; however, commodity contracts at the Company's French compressor subsidiary are essentially derivative financial instruments designed to hedge the fluctuation in commodity pricing and, as such, are subject to the provisions of SFAS No. 133, as amended by SFAS 149.

The Company is subject to interest rate risk, primarily associated with its borrowings of $403 million at March 2006. The Company's $275 million First Lien Credit Agreement and $100 million Second Lien Credit agreement are variable-rate debt. The Company has entered into variable to fixed interest rate swaps with notional amounts totaling $100 million. The Company's remaining borrowings consists of variable-rate borrowings by its foreign subsidiaries. This resulted in 25% of the Company's total debt at March 31, 2006 being fixed-rate. While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow because the Company intends to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


interest rates do not affect the fair value of the Company's variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $3.0 million.

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

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures which were identified as not effective as of December 31, 2005 because of the material weakness discussed below, have not yet been fully corrected and are, therefore, not effective as of March 31, 2006. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly state in all material respects our financial condition, results of operations and cash flows for the periods presented.

As outlined in management's annual report as of December 31, 2005, the Company did not maintain effective controls over user access rights to certain financial application systems which could affect accounts receivable and revenue, inventory and cost of goods sold, and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrated an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of user access to financial application programs and data. Individually, these deficiencies were evaluated as representing a more than remote likelihood that a misstatement that is more than inconsequential, but less than material, could occur; however, when aggregated, these deficiencies could result in a misstatement to the financial statement accounts, resulting in a material misstatement to the consolidated financial statements that would not be prevented or detected.

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


monitoring of users having unrestricted access to financial application programs and data, and provides for improved segregation of duties. On April 1, 2006, five of nine locations, scheduled for implementation during 2006, went live. All remaining locations are expected to go live before the end of 2007.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 26, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

(a) All of management's nominees for directors as listed in the proxy statement were elected with the following votes:

                                                                    Votes             Votes
     Director                                                        For             Withheld
                                                                 ------------      ------------
     Peter M. Banks                                                 4,303,096           353,124
     Jon E. Barfield                                                4,088,770           567,450
     Todd W. Herrick                                                4,626,030            30,190
     Albert A. Koch                                                 4,085,855           570,365
     David M. Risley                                                4,088,825           567,395

(b) The selection of PricewaterhouseCoopers to serve as the independent auditor of Tecumseh Products Company was approved.

                                                         Votes            Votes            Votes
                                                          For            Against          Abstain
                                                      ------------     ------------     ------------
     Ratification of PricewaterhouseCoopers
     as independent accountants                          4,654,519              497            1,204

ITEM 5. OTHER INFORMATION

On May 5, 2006 (effective as of February 6, 2006) we entered into amendments to our First Lien Credit Agreement and Second Lien Credit Agreement to clarify that our Brazilian subsidiaries' practice of selling receivables under programs administered by the Brazilian Central Bank is permitted under each agreement's covenant limiting the indebtedness we can incur. For more detailed information, please see the copies of the amendments filed as exhibits to this report.

ITEM 6. EXHIBITS

               Exhibit
    (a)         Number     Description

                  4.1 Amendment No. 1 to First Lien Credit Agreement dated May 5, 2006 by and among Tecumseh Products Company and certain Lenders and Issuers listed therein and Citicorp USA, Inc. as Administrative Agent and Collateral Agent

                  4.2 Amendment No. 1 to Second Lien Credit Agreement dated May 5, 2006 by and among Tecumseh Products Company and certain Lenders listed therein and Citicorp USA, Inc. as Administrative Agent and Collateral Agent

                  10.1 Management Incentive Plan as amended and restated on March 29, 2006, effective as of January 1, 2005 in part and as of January 1, 2006 in part (management contract or compensatory plan or arrangement)

                  10.2 Executive Deferred Compensation Plan adopted on March 29, 2006, effective as of January 1, 2005 (management contract or compensatory plan or arrangement)

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


                  10.3 Director Retention Phantom Share Plan as amended and restated on March 29, 2006, effective as of January 1, 2005 (management contract or compensatory plan or arrangement)

                  31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                    TECUMSEH PRODUCTS COMPANY
                                    -------------------------
                                          (Registrant)



Dated: May 9, 2006                  BY: /s/ JAMES S. NICHOLSON
       ---------------------            ----------------------------------------
                                        James S. Nicholson
                                        Vice President, Treasurer and
                                        Chief Financial Officer (on behalf
                                        of the Registrant and as principal
                                        financial officer)

                                  Exhibit Index



ITEM 6.                 EXHIBITS

              Exhibit
     (a)       Number     Description

                4.1 Amendment No. 1 to First Lien Credit Agreement dated May 5, 2006 by and among Tecumseh Products Company and certain Lenders and Issuers listed therein and Citicorp USA, Inc. as Administrative Agent and Collateral Agent

                4.2 Amendment No. 1 to Second Lien Credit Agreement dated May 5, 2006 by and among Tecumseh Products Company and certain Lenders listed therein and Citicorp USA, Inc. as Administrative Agent and Collateral Agent

               10.1 Management Incentive Plan as amended and restated on March 29, 2006, effective as of January 1, 2005 in part and as of January 1, 2006 in part (management contract or compensatory plan or arrangement)

               10.2 Executive Deferred Compensation Plan adopted on March 29, 2006, effective as of January 1, 2005 (management contract or compensatory plan or arrangement)

               10.3 Director Retention Phantom Share Plan as amended and restated on March 29, 2006, effective as of January 1, 2005 (management contract or compensatory plan or arrangement)

               31.1 Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.