Form 10-Q
period 2006-06-30
TECUMSEH PRODUCTS CO
filed 2006-08-14
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
      For the quarterly period ended June 30, 2006

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

   Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class of Stock               Outstanding at July 31, 2006
      -------------------------------------   ----------------------------
      Class B Common Stock, $1.00 par value              5,077,746
      Class A Common Stock, $1.00 par value             13,401,938

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
 Part I.  Financial Information
     Item 1. Financial Statements
         Consolidated Condensed Balance Sheets........................    3
         Consolidated Condensed Statements of Operations..............    4
         Consolidated Condensed Statements of Cash Flows..............    5
         Notes to Consolidated Condensed Financial Statements.........    6
     Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    19
     Item 3.Quantitative and Qualitative Disclosures About Market Risk    35
     Item 4.Controls and Procedures...................................    37
 Part II.  Other Information..........................................    39
 Signatures ..........................................................    40
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                             JUNE 30,      December 31,
(Dollars in millions, except share data)                      2006             2005
                                                              ----             ----

ASSETS
Current Assets:
  Cash and cash equivalents                                    $104.5          $116.6
  Accounts receivable, less allowance for doubtful
   accounts of $11.9 in 2006 and $11.3 in 2005                  254.4           211.1
  Inventories                                                   349.6           346.8
  Deferred and recoverable income taxes                          34.4            43.4
  Other current assets                                           61.8            89.2
                                                             --------        --------
      Total current assets                                      804.7           807.1

Property, plant, and equipment, net                             584.7           578.6
Goodwill                                                        125.5           130.9
Other intangibles                                                54.9            54.8
Prepaid pension expense                                         192.1           185.3
Other assets                                                    102.0            43.8
                                                             --------        --------
      Total assets                                           $1,863.9        $1,800.5
                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade                                      $209.3          $187.3
  Short-term borrowings                                         135.8            82.5
  Accrued liabilities                                           140.6           135.3
                                                             --------        --------
      Total current liabilities                                 485.7           405.1

Long-term debt                                                  221.4           283.0
Deferred income taxes                                            20.8            25.0
Other postretirement benefit liabilities                        210.0           210.9
Product warranty and self-insured risks                          12.0            14.5
Pension liabilities                                              16.0            15.2
Other non-current liabilities                                    37.1            32.4
                                                             --------        --------
      Total liabilities                                       1,003.0           986.1
                                                             --------        --------
Commitments and contingencies
Stockholders' Equity
  Class A common stock, $1 par value; authorized
   75,000,000 shares; issued and outstanding
   13,401,938 shares in 2006 and 2005                            13.4            13.4
  Class B common stock, $1 par value; authorized
   25,000,000 shares; issued and outstanding
   5,077,746 shares in 2006 and 2005                              5.1             5.1
  Retained earnings                                             830.7           806.6
  Accumulated other comprehensive income (loss)                  11.7           (10.7)
                                                             --------        --------
      Total stockholders' equity                                860.9           814.4
                                                             --------        --------
      Total liabilities and stockholders' equity             $1,863.9        $1,800.5
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30,               JUNE 30,
(Dollars in millions, except per share data)    2006       2005        2006       2005
                                                ----       ----        ----       ----
Net sales                                      $456.3     $432.8     $902.4     $873.0
  Cost of sales                                 432.3      402.2      843.9      815.1
  Selling and administrative expenses            44.3       40.9       89.5       84.2
  Impairments, restructuring charges, and
  other items                                     5.0      109.8        5.6      109.9
                                               ------    -------     ------    -------
Operating loss                                  (25.3)    (120.1)     (36.6)    (136.2)
  Interest expense                              (11.0)      (5.5)     (19.4)     (11.6)
  Interest income and other, net                  2.9        1.7        7.9        5.0
                                               ------    -------     ------    -------
Loss from continuing operations before          (33.4)    (123.9)     (48.1)    (142.8)
 taxes
  Tax provision (benefit)                        (4.3)       0.4       (9.9)      (6.1)
                                               ------    -------     ------    -------
  Loss from continuing operations               (29.1)    (124.3)     (38.2)    (136.7)
  Income from discontinued operations, net
  of tax                                         62.8        1.8       62.3        1.9
                                               ------    -------     ------    -------
Net income (loss)                               $33.7    ($122.5)     $24.1    ($134.8)
                                               ======    =======     ======    =======

Basic and diluted earnings (loss) per share
  Loss from continuing operations              ($1.58)    ($6.73)    ($2.07)    ($7.40)
  Income from discontinued operations, net
  of tax                                        $3.40      $0.10      $3.37      $0.10
                                               ------    -------     ------    -------
Net income (loss) per share                     $1.82     ($6.63)     $1.30     ($7.30)
                                               ======    =======     ======    =======

Weighted average shares (in thousands)         18,480     18,480     18,480     18,480
                                               ======    =======     ======    =======

Cash dividends declared per share               $0.00      $0.32      $0.00      $0.64
                                               ======    =======     ======    =======


              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               SIX MONTHS ENDED
(Dollars in millions)                                              JUNE 30,
                                                             -------------------
                                                              2006         2005
                                                              ----         ----

Cash Flows from Operating Activities:
   Cash used by operating activities                         ($93.8)      ($55.5)

Cash Flows from Investing Activities:
  Proceeds from sale of assets                                130.9          1.1
  Capital expenditures                                        (32.8)       (60.5)
  Business acquisition                                         (2.0)          --
                                                             ------        -----
   Cash provided by (used in) investing activities             96.1        (59.4)
                                                             ------        -----
Cash Flows from Financing Activities:
  Dividends paid                                                 --        (11.8)
  Repayment of Senior Guaranteed Notes                       (250.0)       (50.0)
  Repayment of Industrial Development Revenue Bonds           (10.5)          --
  Proceeds from First Lien Credit Agreement, net              133.1           --
  Proceeds from Second Lien Credit Agreement                  100.0           --
  Repayments of Second Lien Credit Agreement                  (45.1)          --
  Other borrowings, net                                        57.2         35.8
                                                             ------        -----
   Cash used in financing activities                          (15.3)       (26.0)
                                                             ------        -----

Effect of exchange rate changes on cash                         0.9        (12.0)
                                                             ------        -----

  Decrease in cash and cash equivalents                       (12.1)      (152.9)

Cash and Cash Equivalents:
   Beginning of period                                        116.6        227.9
                                                             ------        -----
   End of period                                             $104.5        $75.0
                                                             ======        =====


              The accompanying notes are an integral part of these
                  Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated condensed financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The December 31, 2005 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP"). The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended December 31, 2005. Due to the seasonal nature of the Company's business, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

2.    Comprehensive Income

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
(Dollars in millions)                      2006      2005        2006      2005
                                           ----      ----        ----      ----
Net income (loss)                          $33.7   ($122.5)      $24.1   ($134.8)
Other comprehensive income (loss):
  Foreign currency translation
  adjustments                                5.7      22.1        28.8      15.6
  Gain (Loss) on derivatives                (1.7)     13.2        (2.6)     17.0
  Unrealized gain (loss) on investment
  holdings                                    --        --        (0.2)      3.8
  Less:  Reclassification adjustment
  for gains realized
  in net income                              --         --        (3.6)      --
                                           =====   =======       =====   =======
Total comprehensive income (loss)          $37.7    ($87.2)      $46.5    ($98.4)
                                           =====   =======       =====   =======

3.    Inventories

                                                       JUNE 30,     DECEMBER 31,
(Dollars in millions)                                   2006           2005
                                                        ----           ----
Raw material                                           $143.5          $128.5
Work in progress                                         74.7            73.3
Finished goods                                          124.1           136.7
Supplies                                                  7.3             8.3
                                                       ------          ------
Total inventories                                      $349.6          $346.8
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

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
BUSINESS SEGMENT DATA                                  JUNE 30,             JUNE 30,
(Dollars in millions)                               2006     2005       2006      2005
                                                    ----     ----       ----      ----
Net sales:
   Compressor Products                             $273.3   $247.6     $524.8    $488.6
   Electrical Component Products                    106.9    102.4      216.0     202.6
   Engine & Power Train Products                     71.5     78.7      152.4     173.6
   Other (a)                                          4.6      4.1        9.2       8.2
                                                   ------  -------     ------   -------
     Total Net Sales                               $456.3   $432.8     $902.4    $873.0
                                                   ======  =======     ======   =======
Operating income (loss):
   Compressor Products                              ($3.8)    $7.4       $2.8     $16.0
   Electrical Component Products                     (1.7)     0.2        3.2      (0.8)
   Engine & Power Train Products                    (11.2)   (15.5)     (29.7)    (36.4)
   Other (a)                                          0.4      0.2        0.7        --
   Corporate expenses                                (4.0)    (2.6)      (8.0)     (5.1)
   Impairments, restructuring charges,
    and other items                                  (5.0)  (109.8)      (5.6)   (109.9)
                                                   ------  -------     ------   -------
     Total operating loss from
       continuing operations                        (25.3)  (120.1)     (36.6)   (136.2)
   Interest expense                                 (11.0)    (5.5)     (19.4)    (11.6)
   Interest income and other, net                     2.9      1.7        7.9       5.0
                                                   ------  -------     ------   -------
   Loss from continuing operations before taxes    ($33.4) ($123.9)    ($48.1)  ($142.8)
                                                   ======  =======     ======   =======


(a)   "Other" consists of non-reportable business segments.

      The Electrical Component Products segment had inter-segment sales of $13.2 million and $13.7 million in the second quarter of 2006 and 2005, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    Goodwill and Other Intangible Assets

      At June 30, 2006, goodwill by segment consisted of the following:

                                          ELECTRICAL
                            COMPRESSOR    COMPONENTS       PUMPS        TOTAL
                            ----------    ----------       -----        -----
Balance at 1/1/2006            $16.9        $108.9         $5.1         $130.9
  Sale of Little Giant
  Pump Company                    --            --         (5.1)          (5.1)
  Foreign Currency
  Translation                    0.7          (1.0)          --           (0.3)
                               -----        ------         ----         ------
Balance at 6/30/2006           $17.6        $107.9           --         $125.5
                               =====        ======         ====         ======

      At June 30, 2005, goodwill by segment consisted of the following:

                                        ELECTRICAL    ENGINE &
                            COMPRESSOR  COMPONENTS  POWER TRAIN   PUMPS     TOTAL
                            ----------  ----------  -----------   -----     -----

Balance at 1/1/2005           18.6        216.9          2.9       5.1      243.5
  Impairment                    --       (108.0)          --        --     (108.0)
  Foreign Currency
  Translation                 (1.3)          --         (0.3)       --       (1.6)
                              ----        -----          ---       ---      -----
Balance at 6/30/2005          17.3        108.9          2.6       5.1      133.9



      Second quarter 2005 results include an impairment charge of $108.0 million related to the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment). As previously disclosed, the failure to achieve the business plan, coupled with expected future market conditions, caused the Company to revisit the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of sales volumes and the Company's inability to recover higher commodity and transportation costs through price increases resulted in revised expected cash flows for FASCO.

      The Company estimated the fair value of the reporting unit as compared to its recorded book value. Since the estimated fair value was less than the book value, an impairment was deemed to have occurred. In estimating the fair value of the reporting units, management used forecasted discounted cash flows. The Company measured the amount of goodwill impairment by allocating the estimated fair value to the tangible and intangible assets within this reporting unit. Based on this allocation, $108.0 million of the recorded goodwill in the FASCO reporting unit was impaired and charged to continuing operations. Prior to performing the impairment analysis, management assessed long lived assets for impairment and concluded these assets were not impaired.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Other intangible assets consisted of the following:

                                                  GROSS
                                                CARRYING    ACCUMULATED            AMORTIZABLE
                                                 AMOUNT    AMORTIZATION     NET       LIFE
                                                 ------    ------------     ---       ----
Intangible assets subject to amortization:
  Customer relationships and contracts             $39.3       $9.4        $29.9     6-15 years
  Technology                                        12.0        3.9          8.1     5-10 years
                                                   -----      -----        -----
    Total                                           51.3       13.3         38.0
Intangible assets not subject to amortization:
  Trade name                                        16.9         --         16.9
                                                   -----      -----        -----
Total intangible assets                            $68.2      $13.3        $54.9
                                                   =====      =====        =====

      The estimated amortization expense over the next five years is $4.2 million for 2006 through 2008 and approximately $3.9 million annually for 2009 through 2010. Amortization expense for the three months ended June 30 was $1.0 million and $1.3 million for 2006 and 2005, respectively. Amortization expense for the six months ended June 30 was $1.9 million and $2.6 million for 2006 and 2005, respectively.

      As a result of the acquisition of In Motion Technologies Pty. Ltd. (IMT), in the first quarter 2006, the Company recorded an additional technology intangible asset of $2.0 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    Pension and Other Postretirement Benefit Plans

      Components of net periodic benefit (income) cost are as follows:

                                              PENSION BENEFITS      OTHER BENEFITS
                                              ----------------      --------------
                                             THREE MONTHS ENDED   THREE MONTHS ENDED
                                                 JUNE 30,              JUNE 30,
                                               2006      2005       2006      2005
                                              ----------------      --------------
      Service Cost                             $2.4       $2.3      $0.8      $1.3
      Interest Cost                             5.3        5.4       2.4       2.8
      Expected return on plan assets          (11.1)     (10.5)       --        --
      Amortization of prior service costs       0.1        0.1      (1.2)     (0.3)
      Amortization of net gain                   --       (0.6)       --      (0.8)
                                              -----    -------      ----      ----
      Net periodic benefit (income) cost      ($3.3)     ($3.3)     $2.0      $3.0
                                              =====    =======      ====      ====

                                              PENSION BENEFITS      OTHER BENEFITS
                                              ----------------      --------------
                                              SIX MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30,              JUNE 30,
                                               2006      2005       2006      2005
                                              ----------------      --------------
      Service Cost                             $4.8     $4.6        $1.6      $2.6
      Interest Cost                            10.6     10.8         4.8       5.6
      Expected return on plan assets          (22.2)   (21.0)         --        --
      Amortization of prior service costs       0.2      0.2        (2.4)     (0.6)
      Amortization of net gain                   --     (1.2)         --      (1.6)
                                              -----    -------      ----      ----
      Net periodic benefit (income) cost      ($6.6)   ($6.6)       $4.0      $6.0
                                              =====    =======      ====      ====

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

      As the result of the sale of Little Giant Pump Company and an associated curtailment of pension and retiree benefits of its employees, the Company will recognize a gain of $8.5 million in the third quarter 2006. In addition, future pension and retiree health care expense will decrease by $0.3 million per quarter.

      The Company does not expect to contribute to its pension plans in 2006.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    Guarantees and Warranties

      A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian receivables sold at June 30, 2006 and December 31, 2005 were $48.2 million and $32.1 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating income and allowance for doubtful accounts.

      Reserves are recorded on the Consolidated Balance Sheet to reflect the Company's contractual liabilities relating to warranty commitments to customers. Warranty coverage is provided for a period of twenty months to two years from date of manufacture for compressors; ninety days to three years from date of purchase for electrical components; one year from date of delivery for engines and one year from date of sale for pumps. An estimate for warranty expense is recorded at the time of sale, based on historical warranty return rates and repair costs.

      Changes in the carrying amount and accrued product warranty costs for the six months ended June 30, 2006 are summarized as follows:

                                                     Six Months      Six Months
      (Dollars in millions)                            Ended           Ended
                                                   June 30, 2006   June 30, 2005
                                                   -------------   -------------
      Balance at January 1                                 $29.4           $38.1
        Settlements made (in cash or in kind)               (7.6)          (12.1)
        Current year accrual                                 5.4             6.7
        Adjustments to preexisting warranties                2.8            (1.4)
        Effect of foreign currency translation               0.2            (0.4)
        Sale of Little Giant Pump Company                   (2.7)             --
                                                   -------------   -------------
      Balance at June 30                                   $27.5           $30.9
                                                   =============   =============

      At June 30, 2006, $23.1 million was included in current liabilities and $4.4 million was included in noncurrent liabilities.

8.    Debt

      During the first quarter of 2006, the Company's Senior Guaranteed Notes and Revolving Credit Facility outstanding at December 31, 2005 were replaced by a new financing package that included a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The agreements provide for security interests in substantially all of the Company's assets and specific quarterly financial covenants related to EBITDA (as defined under the agreement which provides adjustments for certain items and hereafter referred to as "Adjusted EBITDA"), capital expenditures, and fixed charge coverage. The Adjusted EBITDA covenant is applicable through September 30, 2007 and thereafter the fixed charge coverage covenant applies. The Company was required to have Adjusted EBITDA of at least $27.0 million and capital expenditures not to exceed $125.0 million for the twelve months ended June 30, 2006. The Company is currently in compliance with the covenants of the debt agreement, including the minimum Adjusted EBITDA and capital expenditure limits. The Adjusted EBITDA was calculated to be $27.2 million and capital expenditures were $86.9 million for the twelve months ended June 30, 2006. The Company expects that if GAAP permits it to reverse an accrual for Brazilian non-income taxes deemed unconstitutional by the Brazilian Supreme Court of $7.0 million during the third quarter, it will comply with its Adjusted EBITDA requirement at September 30, 2006 but that if it cannot reduce the accrual during this quarter, it will not be in compliance at September 30 unless its lenders agree to amend the credit agreements. It expects that its lenders would agree to such an amendment if requested, but there can be no assurance that this would in fact prove to be the case. The Company's Brazilian engine manufacturing subsidiary has its own financing arrangements with Brazilian banks under which it is required to pay principal installments of various amounts throughout the remainder of 2006 through 2009. Historically, the subsidiary has experienced negative cash flows from operations indicating that it may not have sufficient liquidity on its own to make all required debt repayments as currently scheduled. In combination with a potential new credit facility at one of the subsidiary's banks, the potential extension of maturity dates at other of the subsidiary's banks and expected future positive cash flows of the Engine and Transmissions Group, the Company expects that the subsidiary will meet its obligations in the ordinary course of business. However, there can be no assurance that the Company will be successful in achieving any or all of these goals. If the Brazilian engine subsidiary were to default in making any of the required payments, the cross-default provisions in its First and Second Lien Credit Agreements would be triggered, which could result in the Company no longer having the ability to borrow under the First Lien Credit Agreement to meet its ongoing operating needs, as well as acceleration of its indebtedness under the First and Second Lien Credit Agreements.


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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      The repayment of the Senior Guaranteed Notes, Revolving Credit Facility and Industrial Revenue Bonds was accounted for as an extinguishment of debt and $0.9 million of unamortized debt issuance costs net of unamortized gains from related swap agreements were written off to interest expense. Costs of $7.0 million associated with the origination of the Company's new lending arrangements were capitalized and will be amortized as interest expense over the terms of the agreements.

      At June 30, 2006, the Company had outstanding letters of credit of $5.5 million. At June 30, 2006, the Company had total borrowing availability of $40.9 million under its $275 million First Lien Credit Agreement.

      As more fully described in Note 12, on April 21, 2006, the Company sold Little Giant Pump Company and proceeds from the sale were used to repay portions of the new debt arrangements. Approximately 63% of the proceeds were applied against the First Lien borrowing and 37% against the Second Lien borrowing. After giving affect to the repayments, the weighted average annual interest rate of these remaining borrowings was 8.8%.

      In addition, the Company has various borrowing arrangements at its foreign subsidiaries to support working capital needs and government sponsored lendings that provide advantageous lending rates. During the quarter, the Company had net proceeds from these arrangements totaling $57.2 million.

      During the second quarter, the Company entered into interest rate swap agreements, effectively converting $90 million (or 48% of the outstanding borrowings under the First and Second Lien Credit Agreements) of variable rate debt to fixed rate debt. Including the effect of these swap agreements, the effective weighted average interest rate of these borrowings was 8.8% at June 30, 2006.

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

      The Company, in cooperation with the WDNR, also conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At June 30, 2006, the Company had accrued $2.3 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

      In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At June 30, 2006 and December 31, 2005, the Company had accrued $3.4 million and $3.5 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

10.   Income Taxes

      The Company's provision for income taxes for the period ended June 30, 2006 and 2005 is computed by applying an estimated annual tax rate against income (loss) from continuing operations for the period and is applied by tax jurisdiction. Under Accounting Principle Board Opinion No. 28, "Interim Financial Reporting", the Company is required to adjust its effective tax rate each three-month period to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

      The Company previously reported a full valuation against its net deferred tax assets in the U.S., which was established in the third quarter 2005. The full valuation allowance established against the U.S. net deferred tax assets was based upon the Company's cumulative history of losses from U.S. operations and the lack of positive evidence about future events that would produce sufficient

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      U.S. source income to allow for their recovery. For the three and six month periods ended June 30, 2006, the Company continued to report losses in the U.S. from continuing operations; therefore, income taxes for the same period included the impact of maintaining a full valuation allowance against the Company's net deferred tax assets in the U.S. For the same three and six month periods ended June 30, 2006, the Company also recognized other U.S. income in the form of other comprehensive income and income from discontinued operations that are related to the U.S. jurisdiction for which the recording of tax effects is required and provides for the realization of the tax benefit of its projected U.S. losses reported in the current year from continuing operations. Consistent with these facts, for the three and six month periods ended June 30, 2006, the Company has reported a tax benefit for its current year losses attributable to U.S. continuing operations, but this benefit is not equal to the tax expense reflected in discontinued operations and other comprehensive income reported in the same period(s).

      For the three and six month periods ended June 30, 2006 and 2005, income taxes also reflected the impact of foreign operations in those jurisdictions whose results continue to be tax effected because they are profitable or because they are not yet in a cumulative three year loss position. The Company recorded a tax benefit of $4.3 million and $9.9 million for the three and six month periods ended June 30, 2006, respectively, and a tax provision of $0.4 million and a benefit of $6.1 million for the three and six month periods ended June 30, 2005, respectively.

      The need to maintain valuation allowances against deferred tax assets in the U.S. and other foreign countries, and the existence of other comprehensive income and income from discontinued operations in the U.S., could cause variability in the Company's quarterly and annual effective tax rates. Full valuation allowances will be maintained against deferred tax assets in the U.S. and other foreign countries until sufficient positive evidence exists to reduce or eliminate them. Valuation allowances may be established against remaining foreign deferred tax assets in Brazil (aggregating approximately $5.1 million) if negative evidence results in a determination that it is no longer more likely than not that the assets will be realized.

      The Company's effective income tax rate was (0.2%) for the second quarter and 4.4% for the first half of 2005. The Company's effective tax rate for the second quarter and the first half of fiscal 2005 are primarily due to non-deductibility of the goodwill impairment recognized in the second quarter of 2005.

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

12.   Discontinued Operations

      On April 21, 2006, the Company completed the sale of its 100% ownership interest in Little Giant Pump Company for $120.7 million. Its results for the six months ended June 30, 2006 and 2005 are included in income (loss) from discontinued operations. Interest expense of $2.9 million and $2.7 million was allocated to discontinued operations for all the periods presented because the Company's new financing package required that the proceeds from the sale be utilized to repay portions of the Company's debt. The Company's remaining pump business does not meet the definition of an operating segment as defined by SFAS No. 131, "Segment Reporting." Accordingly, its operating results are included in Other within the Results by Segment table.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

      Following is a summary of income (loss) from discontinued operations for twenty-one days ended April 21, 2006 and the three months ended June 30, 2005:

                                                Twenty-one Days   Three Months
(Dollars in millions)                                Ended            Ended
                                                 April 21, 2006   June 30, 2005
                                                ---------------   -------------
Net sales                                                  $6.1           $29.1
Costs of sales                                              4.7            20.5
Selling and administrative expenses                         1.3             5.6
                                                ---------------   -------------
Operating income                                            0.1             3.0
Interest expense allocated                                  0.6             1.3
                                                ---------------   -------------
Income (Loss) from discontinued operations
before income taxes                                        (0.5)            1.7
Tax provision (benefit)                                      --            (0.1)
                                                ---------------   -------------
Income (Loss) from discontinued
operations, net of tax                                    ($0.5)           $1.8
                                                ---------------   -------------
Gain on disposal                                           69.5              --
Tax provision on gain                                       6.2              --
                                                ---------------   -------------
Gain on disposal, net                                      63.3              --
                                                ---------------   -------------
Income from discontinued operations                        62.8             1.8
                                                ===============   =============

Following is a summary of income (loss) from discontinued operations for the six months ended June 30, 2006 and 2005:

                                                   Six Months      Six Months
(Dollars in millions)                                 Ended         Ended
                                                  June 30, 2006   June 30, 2005
                                                  -------------   -------------
Net sales                                                 $32.9           $53.3
Costs of sales                                             23.9            38.4
Selling and administrative expenses                         6.9            10.3
                                                  -------------   -------------
Operating income                                            2.1             4.6
Interest expense allocated                                  2.9             2.7
                                                  -------------   -------------
Income (Loss) from discontinued operations
before income taxes                                        (0.8)            1.9
Tax provision                                               0.2              --
                                                  -------------   -------------
Income (Loss) from discontinued operations,
net of tax                                                ($1.0)           $1.9
Gain on disposal                                           69.5              --
Tax provision on gain                                       6.2              --
                                                  -------------   -------------
Gain on disposal, net                                      63.3              --
                                                  -------------   -------------
Income from discontinued operations                        62.3             1.9
                                                  =============   =============

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

13.   Recently Issued Accounting Pronouncements

      Accounting for Uncertainty in Income Taxes

      In June 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" an interpretation of FASB Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." This interpretation clarifies the accounting for income taxes recognized in accordance with SFAS 109 with respect to recognition and measurement for tax positions that are taken or expected to be taken in a tax return. FIN 48 is effective on January 1, 2007 and the Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We are one of the largest independent producers of hermetically sealed compressors in the world, one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications, and one of the leading manufacturers of fractional horsepower motors for the United States market. Our net sales have grown by approximately $450 million from the year ended December 31, 2001 to the year ended December 31, 2005. The primary source of sales growth was our 2002 acquisition of FASCO Motors, now the key component of our presence in the U.S. fractional horsepower motor market. In addition, sales have grown by 4% in our Compressor segment, partially offset by a 16% decline in our Engine & Power Train segment. Our products are sold in countries all over the world.

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to maintaining and expanding our business with our existing customers in our more established markets, we rely on developing new products and improving our ability to penetrate new markets through enhancements to the functionality, performance and quality of our existing products. For instance, our Compressor Group has introduced a scroll-style compressor to serve commercial refrigeration and air conditioning markets throughout the globe, and it will begin producing a new expanded range rotary compressor in India for global applications, while our Electrical Components Group has expanded its range of Brushless DC ("BLDC") variable speed motor products. To continue to grow sales and improve cash flows, we must successfully bring these products to market in a timely manner and win customer acceptance.

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

Our operating results are indicative of the environment that manufacturers face in today's global economy. The addition of new productive capacities in low-cost locations, like China, has resulted in deflationary pricing in many of the market segments in which we operate. Like many of our customers and competitors, we have restructured older operations to remain cost competitive, including the movement of productive capacities to low-cost locations or nearer to customer facilities. These restructurings involve significant costs, in both financial and human terms. In addition, many of our markets are subject to macroeconomics trends, which expand and contract, and many overall trends, which affect demand, such as weather.

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

As a global manufacturer with production in 11 countries and sales in over 110 countries throughout the world, results are sensitive to changes in foreign currency exchange rates. In total, those movements have not been favorable to us during 2005 and the first six months of 2006 and have had significant adverse effect on our results over these periods. We have developed strategies to mitigate or partially offset the impact, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales denominated in both U.S. Dollars and Euros.

Lastly, commodity prices increased very rapidly during 2004, 2005 and into 2006. Due to competitive markets, we were not able to fully recover these cost increases through price increases and other cost savings. Increases in certain commodity costs have had a material adverse impact on our operating results during these periods. For example, from January 1, 2005 through July 29, 2006, the prices of copper and aluminum have increased approximately 133% and 18%, respectively. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, cost optimization engineering strategies, selective in-sourcing of components where we have available capacity, continued consolidation of our supply base, and acceleration of low-cost country sourcing. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. While we believe that our mitigation strategies eventually will offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. We are very focused on efforts to help us maintain our ability to compete on cost.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. In this regard, changes in inventory management practices and customer and vendor payment terms had a positive impact on our cash flows; however, seasonal patterns and the need to build inventories to manage production transfers during restructuring programs can cause higher working capital needs. Current projections are highly sensitive to the price of copper and other commodities and the Company's ability to recover higher commodity costs. As we cannot predict the movement of commodity prices, which have been substantial in recent history, we cannot predict with certainty that we can remain in compliance with EBITDA covenants included in our financing arrangements. See Adequacy of Liquidity for further discussion. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We use cash return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

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

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

THREE MONTHS ENDED JUNE 30,
(dollars in millions)                                  2006       %         2005       %
Net sales                                             $456.3    100.0%     $432.8    100.0%
Cost of sales                                          432.3     94.7%      402.2     92.9%
Selling and administrative expenses                     44.3      9.7%       40.9      9.5%
Impairments, restructuring charges, and other items      5.0      1.1%      109.8     25.4%
                                                      ------              -------
Operating loss                                         (25.3)    (5.5%)    (120.1)   (27.7%)
Interest expense                                       (11.0)     2.4%       (5.5)     1.3%
Interest income and other, net                           2.9      0.6%        1.7      0.4%
                                                      ------              -------
Loss from continuing operations before taxes           (33.4)     7.3%     (123.9)   (28.6%)
Tax provision (benefit)                                 (4.3)    (0.9%)       0.4      0.1%
                                                      ------              -------
Loss from continuing operations                       ($29.1)     6.4%    ($124.3)   (28.7%)
                                                      ======              =======

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Consolidated net sales from continuing operations in the second quarter of 2006 increased to $456.3 million from $432.8 million in 2005. Excluding the increase in sales due to the effects of currency translation of $10.9 million, 2006 second quarter sales increased by $12.6 million or 2.9%. The sales increases were attributable to the Compressor and Electrical Components segments partially offset by a decline in sales in the Engine & Power Train segment.

Cost of sales was $432.3 million in the three months ended June 30, 2006, as compared to $402.2 million in the three months ended June 30, 2005. As a percentage of net sales, cost of sales and operating expenses were 94.7% and 92.9% in the second quarters of 2006 and 2005, respectively. The decline was primarily due to lower product margins created by lower net overall pricing, unfavorable foreign currency exchange rates and higher commodity costs, partially offset by efficiency improvements and overhead reductions.

Selling, general and administrative expenses were $44.3 million in the three months ended June 30, 2006, as compared to $40.9 million in the three months ended June 30, 2005. As a percentage of net sales, selling, general and administrative expenses were 9.7% and 9.5% in the second quarters of 2006 and 2005, respectively. The increase was primarily related to AlixPartners' fees of $4.1 million.

Impairments, restructuring charges and other items were $5.0 million ($0.27 per share) in the three months ended June 30, 2006, compared to $109.8 million ($109.6 million after tax or $5.93 per share) in the three months ended June 30, 2005. As a percentage of net sales, impairments, restructuring charges and other items were 1.1% and 25.4% respectively in the second quarter of 2006 and 2005 respectively. During the second quarter 2006, we incurred asset impairment and other charges of $2.4 million ($0.13 per share) related to the Electrical Components business for the relocation of certain electric motor production from Australia to Thailand and $2.6 million ($0.14 per share) in asset

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impairment and other charges related to the Engine & Power Train business for the consolidation of transmission production into a single U.S. facility.

During the second quarter 2005, we recognized a goodwill impairment charge of $108.0 million ($5.84 per share) related to the Electrical Components business and restructuring and asset impairment charges of $1.8 million ($1.6 million net of tax or $0.09 per share) related to the Engine & Power Train ($1.1 million), Compressor ($0.2 million) and Electrical Components ($0.5 million) segments.

Included in Selling, General and Administrative expenses are corporate expenses of $4.0 million for the second quarter 2006. These expenses have increased from $2.6 million in the prior year as a result of additional staffs and information technology costs associated with the Company's globalization of certain purchasing and information technology functions.

Interest expense amounted to $11.0 million in the second quarter of 2006 compared to $5.5 million in the second quarter of 2005. The increase was primarily related to the higher average interest rates associated with the Company's current borrowing arrangements.

Interest income and other, net was $2.9 million in the second quarter of 2006 compared to $1.7 million in the second quarter of 2005. Higher interest income is attributable to higher average cash balances in Brazil during the respective periods.

The consolidated condensed statement of operations reflects a $4.3 million income tax benefit for the second quarter 2006 and a $0.4 million income tax provision for the second quarter 2005. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income or discontinued operations), tax expense is first allocated to the other sources of income with a related benefit recorded in continuing operations. The second quarter of 2006 reflects a tax benefit in the statement of operations and tax expense in other comprehensive income and discontinued operations. At June 30, 2006 and December 31, 2005, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the Company is in a cumulative three year loss position. The Company's effective income tax rate was (0.2%) for the second quarter of 2005. This rate was primarily due to non-deductibility of the goodwill impairment recognized in the period.

Net loss from continuing operations in the second quarter of 2006 was $29.1 million ($1.58 per share) as compared to net loss of $124.3 million ($6.73 per share) in the second quarter of 2005. The improvement was primarily the result of the factors described above.

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments for the periods presented: Compressor, Electrical Components, and Engine & Power Train. Financial measures regarding each segment's income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items ("operating income") and income (loss) before interest, other expense and income taxes and impairments, restructuring charges, and other items divided by net sales ("operating margin") are not measures of performance under accounting principles generally accepted in the United States (GAAP). Such measures are presented because we evaluate

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the performance of our reportable operating segments, in part, based on income
(loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income (loss) before interest, other expense and income taxes, impairments, restructuring charges, and other items to income before provision for income taxes, see Note 4, Segment Reporting.

      Compressor Products

Second quarter 2006 sales in the Compressor business increased to $273.3 million from $247.6 million in the prior year. Excluding the increase in sales due to the effects of foreign currency translation of $10.3 million, sales increased by 6.2% in the second quarter. The balance of the increase was primarily attributable to higher unit volumes in aftermarket and commercial distribution markets in the U.S. and Europe as a result of favorable weather conditions over the current quarter.

Compressor business operating results for the second quarter of 2006 was a loss of $3.8 million compared to income of $7.4 million in the second quarter of 2005. The lower operating income was attributable to lower average selling prices, unfavorable foreign currency rates and higher material and other input costs partially offset by better volumes, headcount reductions, and productivity improvements. For the second quarter, the Brazilian Real was on average 12% stronger against the U.S. Dollar in 2006 versus 2005, and the results of hedging activities were less favorable year over year in the second quarter than compared to the first quarter. Including the effects of hedging activities, the Company estimates that changes in foreign exchange rates decreased operating income by approximately $10.3 million compared to the second quarter 2005. Copper was also a significant factor as spot copper prices were on average 122% higher during the second quarter 2006 versus 2005.

      Electrical Component Products

Electrical Components business sales were $106.9 million for the second quarter of 2006, an increase of 4.4% over sales of $102.4 million in the same quarter last year. Second quarter trends were consistent with those of the first quarter of 2006 with higher sales in the residential and commercial markets (up 13.3% year-to-date) due to strong HVAC related sales being partially offset by lower sales (down 9% year-to-date) in the automotive motor market as a result of lower build schedules and market share losses by the Company's customers at their respective OEM customers.

Electrical Components operating results for the second quarter of 2006 was a loss of $1.7 million compared to income of $0.2 million in the second quarter of 2005. The decline during the second quarter was primarily due to higher commodity costs, production inefficiencies associated with a facility in Mexico and costs associated with a product warranty issue partially offset by customer price increases and the positive effects of previous restructuring activities. Like the Compressor business, copper is a significant input into the cost of an electric motor. The cost of copper acquisitions were estimated to be approximately $3.7 million higher in the second quarter 2006 when compared to prices available at the beginning of the year.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Engine & Power Train Products

Engine & Power Train business sales were $71.5 million in the second quarter of 2006 compared to $78.7 million for the same period a year ago. The decline in sales for the second quarter was primarily due to the loss of sales of $4.9 million into the European market from the Company's former Italian subsidiary and lower sales of transmissions products. As previously disclosed on December 28, 2005, the Company closed the engine manufacturing operations of its wholly owned subsidiary, Tecumseh Europa S.p.A., located in Turin, Italy. The shutdown was accomplished through an Italian form of court-supervised liquidation. The effects of the liquidation were reflected in the Company's 2005 results. The Italian subsidiary was the primary, but not sole, source of engines for sales in the European market. This decline in unit volumes sold into Europe was partially offset by an increase in engine volumes sold into the United States that were primarily attributable to the placement of the Company's engines on additional product applications at existing customers. North American engine unit deliveries for the second quarter were approximately 11% greater than those of the prior year.

Engine & Power Train business operating loss for the second quarter of 2006 was $11.2 million compared to a loss of $15.5 million during the same period a year ago. Included in the 2006 loss were AlixPartners' fees of $4.1 million in the second quarter. Exclusive of AlixPartners' fees, operating results improved by approximately 56% in the second quarter versus the comparable prior year period. The improvement in the second quarter reflected lower fixed costs associated with plant closures, higher productivity levels in Brazil, and higher U.S. volumes, partially offset by higher commodity and transportation costs and a less favorable value of the Brazilian Real.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

SIX MONTHS ENDED JUNE 30,
(dollars in millions)                                  2006       %         2005       %
Net sales                                             $902.4    100.0%     $873.0    100.0%
Cost of sales                                          843.9     93.5%      815.1     93.4%
Selling and administrative expenses                     89.5      9.9%       84.2      9.6%
Impairments, restructuring charges, and other items      5.6      0.6%      109.9     12.6%
                                                      ------              -------
Operating loss                                         (36.6)    (4.1%)    (136.2)   (15.6%)
Interest expense                                       (19.4)     2.1%      (11.6)     1.3%
Interest income and other, net                           7.9      0.9%        5.0      0.6%
                                                      ------              -------
Loss from continuing operations before taxes           (48.1)    (5.3%)    (142.8)   (16.4%)
Tax provision (benefit)                                 (9.9)    (1.1%)      (6.1)    (0.7%)
                                                      ------              -------
Loss from continuing operations                       ($38.2)    (4.2%)   ($136.7)   (15.7%)
                                                      ======              =======

Consolidated net sales from continuing operations in the first six months of 2006 increased to $902.4 million from $873.0 million in 2005. Excluding the increase in sales due to the effects of currency fluctuation of $20.0 million, 2006 first half sales increased by $9.4 million or 1.1%. The sales increases was attributable to the Compressor and Electrical Components segments, partially offset by a decline in sales in the Engine & Power Train segment.

Cost of sales was $843.9 million in the six months ended June 30, 2006, as compared to $815.1 million in the six months ended June 30, 2005. As a percentage of net sales, cost of sales was 93.5% and

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

93.4% in the first six months of 2006 and 2005, respectively. The slight change was primarily due to improved operational efficiencies, lower fixed costs associated with plant closures and a $3.5 million ($2.5 million net of tax or $0.13 per share) gain from the sale of the Douglas, Georgia engine facility in the first quarter, offset by lower product margins in the second quarter due to lower net overall pricing, unfavorable foreign currency rates and higher commodity costs. Higher overall pricing in the Engine & Power Train and Electrical Components groups were more than offset by lower prices in the Compressor Group over the first six months, prior to the implementation of price increases that began to take effect on June 1, 2006.

Selling, general and administrative expenses were $89.5 million in the six months ended June 30, 2006, as compared to $84.2 million in the six months ended June 30, 2005. As a percentage of net sales, selling, general and administrative expenses were 9.9% and 9.6% in the first six months of 2006 and 2005, respectively. The increase was primarily related to AlixPartners' fees of $13.1 million offset by global headcount reductions.

Impairments, restructuring charges and other items were $5.6 million ($5.5 million net of tax or $0.30 per share) in the six months ended June 30, 2006, compared to $109.9 million ($109.6 net of tax or $5.93 per share) in the three months ended June 30, 2005. As a percentage of net sales, impairments, restructuring charges and other items were 0.6% and 12.6% respectively in the second quarter of 2006 and 2005. During the second quarter 2006, we incurred asset impairment and restructuring charges of $2.4 million ($0.13 per share) related to the Electrical Components business for the relocation of certain electric motor production from Australia to Thailand and $2.6 million ($0.14 per share) in asset impairment and restructuring charges related to the Engine & Power Train business for the consolidation of transmission production into a single U.S. facility. First quarter 2006 charges amounted to $0.6 million ($0.03 per share) and were the result of the continuation of previously announced programs.

During the first six months of 2005, we recognized a goodwill impairment charge related to the Electrical Components business of $108.0 million ($5.84 per share) and restructuring and asset impairment charges of $1.9 million ($1.6 million net of tax or $0.09 per share) related to the Engine & Power Train ($1.1 million), Compressor ($0.3 million) and Electrical Components ($0.5 million) segments.

Included in Selling, General and Administrative expenses are corporate expenses of $8.0 million for the first six months of 2006. These expenses have increased from $5.1 million in the prior year as a result of additional staffs and information technology costs associated with the Company's globalization of certain purchasing and information technology functions.

Interest expense amounted to $19.4 million in the first six months of 2006 compared to $11.6 million in the first six months of 2005. The increase was primarily related to the higher average interest rates associated with the Company's current borrowing arrangements.

Interest income and other, net was $7.9 million in the first six months of 2006 compared to $5.0 million in the first six months of 2005. The impact of lower interest income due to lower cash balances was more than offset by a gain of $3.6 million ($2.2 million net of tax or $0.12 per share) on the sale of the Company's interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand during the first quarter. The sale of the stock was completed in conjunction with the end of a licensing agreement between the Company's Compressor operations and Kulthorn Kirby.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated statement of operations reflects a $9.9 million income tax benefit for the first six months of 2006 and a $6.1 million income tax benefit for the first six months 2005. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income or discontinued operations), tax expense is first allocated to the other sources of income with a related benefit recorded in continuing operations. The first six months of 2006 reflects a tax benefit in the statement of operations and tax expense in other comprehensive income and discontinued operations. At June 30, 2006 and December 31, 2005, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the Company is in a cumulative three year loss position. The Company's effective income tax rate was 4.4% for the first half of 2005. This rate was primarily due to non-deductibility of the goodwill impairment recognized in the second quarter of 2005.

Net loss from continuing operations in the first six months of 2006 was $38.2 million ($2.07 per share) as compared to net loss of $136.7 million ($7.40 per share) in the second quarter of 2005. The improvement was primarily the result of the factors described above.

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

      Compressor Products

Compressor business sales in the first six months of 2006 increased to $524.8 million from $488.6 million in the first six months of 2005. Excluding the increase in sales due to the effects of foreign currency translation of $19.6 million, sales increased by 3.4% in the first six months respectively. The balance of the increases were primarily attributable to higher unit volumes in aftermarket and commercial distribution markets in the U.S. and Europe as a result of favorable weather conditions that occurred during the second quarter.

Operating income for the six months ended June 30, 2006 amounted to $2.8 million compared to $16.0 million for the first six months of 2005. The lower operating income was attributable to lower average

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

selling prices, unfavorable foreign currency rates and higher material and other input costs partially offset by better volumes, headcount reductions, and productivity improvements. For the first six months, the Brazilian Real was on average 15% stronger against the U.S. Dollar in 2006 versus 2005, and the results of hedging activities were less favorable year over year in the second quarter than compared to the first quarter.

      Electrical Component Products

Electrical Components business sales were $216.0 million for the first six months of 2006, an increase of 6.6% over sales of $202.6 million in the same period last year. Second quarter trends were consistent with those of the first quarter of 2006 with higher sales in the residential and commercial markets (up 13.3% year-to-date) due to strong HVAC related sales being partially offset by lower sales (down 9% year-to-date) in the automotive motor market as a result of lower build schedules and above losses by the Company's customers at their respective OEM's.

Electrical Components operating results for the first six months of 2006 was income of $3.2 million compared to a loss of $0.8 million in the first six months of 2005. The improvement was attributable to the results of the first quarter when results improved by $6.0 million over the prior year's first quarter, due to the higher sales volumes, improved operational efficiencies and pricing actions taken in 2005. The gains in the first quarter were partially offset by the weaker results in the second quarter due to higher commodity costs, production inefficiencies associated with a facility in Mexico and costs associated with a product warranty issue.

      Engine & Power Train Products

First half 2006 sales amounted to $152.4 million compared to $173.6 million in the first half of 2005. The decline in sales for the first half of the year was primarily due to the loss of sales of $21.9 million into the European market from the Company's former Italian subsidiary that was shutdown at the end of 2005. The Italian subsidiary was the primary, but not sole, source of engines for sales in the European market. This decline in unit volumes sold into Europe was partially offset by an increase in volumes sold into the United States that were primarily attributable to the placement of the Company's engines on additional product applications at existing customers. North American year-to-date engine unit deliveries were approximately 11% greater than those of the prior year.

For the first half of 2006, the business incurred an operating loss of $29.7 million compared to an operating loss of $36.4 million in 2005. Included in the 2006 loss were AlixPartners' fees of $13.1 million in the first six months and a $3.5 million gain from the sale of the Douglas, Georgia engine facility. Exclusive of these two items, operating results improved by approximately 46% in the first half of 2006 versus the comparable prior year period. The improvement reflected lower fixed costs associated with plant closures, higher productivity levels in Brazil, and higher U.S. volumes, partially offset by higher commodity and transportation costs and a less favorable value of the Brazilian Real.

OTHER MATTERS

Sale of Subsidiary

During the second quarter of 2006, the Company completed the sale of 100% of its ownership in Little Giant Pump Company. The operating results of Little Giant Pump Company for 2006 and the comparable prior year periods have been reclassified from continuing operations to income from

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

discontinued operations. Under accounting rules, the Company has also allocated the portion of its interest expense associated with this operation to the discontinued operations line item. Proceeds from the sale were approximately $121 million. The Company recognized a pre-tax gain on the sale of $69.5 million. The gain on the sale, plus earnings during the Company's period of ownership, net of taxes and interest, is presented in income from discontinued operations and amounted to $62.3 million net of tax ($3.37 per share). In addition, gains of $8.5 million associated with curtailment of employee benefits formerly provided to Little Giant employees will be reflected in third quarter financial results. As required by the Company's lending agreements, the proceeds were utilized to repay a portion of the Company's debt.

Environmental Matters

We are subject to various federal, state and local laws relating to the protection of the environment and are actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Note 9 to the financial statements.) Liabilities relating to probable remediation activities are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

At June 30, 2006 and December 31, 2005, we had accrued $3.4 million and $3.5 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

AlixPartners Engagement

We engaged AlixPartners during the third quarter of 2005 to assist in the restructuring plans of the Engine & Power Train business. These plans include focusing on improving profitability and customer service. We believe the participation by AlixPartners will allow the Company to effect this change in a shorter time frame than it otherwise could have achieved. The plan includes eliminating the significant duplicate capacity, among other cost reduction efforts. During the second quarter and first six months of 2006, the Company recognized fees of $4.1 million and $13.1 million, respectively, related to the AlixPartners engagement.

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

Cash Flow

For the first six months of 2006, cash used by operations amounted to $93.8 million, reflecting both an operating loss and net investments in working capital and other items, particularly recoverable non-income taxes in Brazil. Accounts receivable increased by $43.3 million from the beginning of the year, reflecting the seasonal pattern of the Company's sales. Average days sales outstanding were 58 days at June 30, 2006 versus 56 days at June 30, 2005, before giving effect to receivables sold. Days inventory on hand were 74 days at June 30, 2006, down from 87 days at June 30, 2005 due to concerted efforts to better manage inventory levels. The cash used to fund operations, fund capital expenditures and repay amounts originally borrowed under the new debt arrangements was predominantly provided by proceeds from the sale of Little Giant Pump Company.

Cash provided by investing activities was $96.1 million in the first half of 2006 versus a use of $59.4 million for the same period of 2005. Of the overall change of $155.5 million, $27.7 million was related to lower capital expenditures due to significant new product expansions in India and Brazil in the prior year, and $130.9 million related to proceeds received from the sale of assets during 2006. Included in such sales were the Company's 100% interest in Little Giant Pump Company for $120.7 million, the sale of the Company's 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of the Company's former Douglas, Georgia manufacturing facility for $3.5 million. In addition, during the first quarter, the Company acquired a small Australian-based company, which owned patents related to the manufacturing of certain types of electric motors, which are applicable to both our Electrical Components, and Compressor segments. The entire purchase price was allocated to amortizable intangible assets.

Cash flows from financing activities used cash of $15.3 million in the first half of 2006 as compared to $26.0 million in the second quarter of 2005. During the first quarter 2006, the remaining outstanding balances of our Senior Guaranteed Notes, Revolving Credit Facility and Industrial Revenue Bonds were replaced by a new financing package that included a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. During the second quarter 2006, proceeds from the sale of Little Giant Pump Company were used to repay a portion of First and Second Lien Credit Agreements, based upon formulas contained in the agreements.

Capitalization

In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our First Lien Credit Agreement, long-term debt under our Second Lien Credit Agreement, and foreign bank debt to fund our capital expenditures and working capital requirements. For the six months ended June 30, 2006 and June 30, 2005, our average outstanding debt balance was $361.3 million and $380.9 million, respectively. During the second quarter the Company entered into interest rate swap agreements, effectively converting $90 million of variable rate debt to fixed rate debt. The weighted average long-term interest rate, including the effect of hedging activities, was 6.8% and 4.7% for the respective periods. Among other factors, the change in the weighted average, long-term interest rate for the respective periods reflects the increase in the borrowing rate applicable to our new borrowing arrangements of 8.8% as compared to the original interest rate of 4.6% under our Senior Guaranteed Notes.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounts Receivable Sales

Certain of our Brazilian and Asian subsidiaries periodically sell their accounts receivable with financial institutions. Such receivables are factored with recourse to us and, in the case of Brazil, are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $48.2 million and $32.1 million as of June 30, 2006 and December 31, 2005, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements; however, the negative results experienced during 2005 deteriorated to the point where we were not able to remain in compliance with the financial covenants of the Senior Guaranteed Notes and the Revolving Credit Facility as amended as of August 5, 2005. Accordingly, on February 6, 2006, we replaced the Senior Guaranteed Notes, Revolving Credit Agreement and Industrial Revenue Bonds with a new financing package that included a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The agreements provide for security interests in substantially all of the Company's assets and specific financial covenants related to EBITDA (as defined under the agreement and hereafter referred to as our "Adjusted EBITDA"), capital expenditures, fixed charge coverage, and limits on additional foreign borrowings. The Adjusted EBITDA covenant is applicable through September 30, 2007 and thereafter the fixed charge coverage covenant applies. Additionally, under the terms of the agreements, no dividends can be paid prior to December 31, 2006 and minimum amounts of credit availability are required before dividends can be paid thereafter.

In addition, under terms of the agreement, proceeds from the sale of Little Giant Pump Company were used to repay portions of the amounts originally borrowed under the new debt arrangements. Approximately, 63% of the proceeds was applied against the First Lien borrowing and 37% against the Second Lien borrowing. After giving affect to the repayments, the weighted average annual interest rate of these borrowings was 8.8% at the time of repayment. The effective weighted average interest rates of these borrowings, including the effect of interest rate swap agreements, was 8.8% at June 30, 2006. At August 4, 2006, the Company had undrawn availability of $33.8 million under the First Lien Credit Agreement and the ability to borrow an additional $24.4 million through its foreign subsidiaries.

As of June 30, 2006, the Company was required to have a minimum last twelve months Adjusted EBITDA of $27.0 million and capital expenditures not to exceed $125.0 million. The Company is currently in compliance with the covenants of the debt agreement, including the minimum Adjusted EBITDA and capital expenditure limits. The Adjusted EBITDA was calculated to be $27.2 million and capital expenditures were $86.9 million for the twelve months ended June 30, 2006. The Adjusted EBITDA calculation was close to the minimum because the Company had anticipated reversing an accrual of approximately $7.0 million for Brazilian non-income taxes deemed unconstitutional by the Brazilian Supreme Court, which would have increased the Adjusted EBITDA by $7.0 million. However, GAAP does not permit such reversal until the Company's own individual case is decided by the court, because under Brazilian law, lower courts are not bound by Supreme Court decisions. It is possible that the Brazilian government may take administrative action to give summary relief to the tens of thousands of companies with similar cases pending. If the Company is permitted to

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reverse an accrual for Brazilian non-income taxes deemed unconstitutional by the Brazilian Supreme Court of $7.0 million during the third quarter, it will comply with its Adjusted EBITDA requirement at September 30, 2006 but that if it cannot reduce the accrual during this quarter, it will not be in compliance at September 30 unless its lenders agree to amend the credit agreements. The Company plans to monitor developments in Brazil closely and to seek an amendment if necessary before September 30, 2006. It expects that its lenders would agree to such an amendment if requested, but there can be no assurance that this would in fact prove to be the case. The Company continues to monitor its future expected results in relationship to the financial covenants specified under the terms of the respective borrowing arrangements and the amount of availability of funds provided by the computation of borrowing base. Based upon proceeds provided by the sale of Little Giant and the total availability of funds, we believe the Company has sufficient liquidity to complete its turnaround plans; however, should operating performance fall short of plan, the Company may not remain in compliance with the covenants under the agreements, or have sufficient availability of funds. In this scenario, the Company would need to obtain amendments to the borrowing arrangements. Subsequent to the third quarter, current projections are highly sensitive to the price of copper and other commodities and the Company's ability to recover higher commodity costs. As we cannot predict the movement of commodity prices, which have been substantial in recent history, we cannot predict with certainty that we can remain in compliance with the Adjusted EBITDA covenant.

The Company's Brazilian engine manufacturing subsidiary has its own financing arrangements with Brazilian banks under which it is required to pay principal installments of various amounts throughout the remainder of 2006 through 2009. Historically, the subsidiary has experienced negative cash flows from operations indicating that it may not have sufficient liquidity on its own to make all required debt repayments as currently scheduled. In combination with a potential new credit facility at one of the subsidiary's banks, the potential extension of maturity dates at other of the subsidiary's banks and expected future positive cash flows of the Engine and Transmissions Group, the Company expects that the subsidiary will meet its obligations in the ordinary course of business. However, there can be no assurance that the Company will be successful in achieving any or all of these goals. If the Brazilian engine subsidiary were to default in making any of the required payments, the cross-default provisions in its First and Second Lien Credit Agreements would be triggered, which could result in the Company no longer having the ability to borrow under the First Lien Credit Agreement to meet its ongoing operating needs, as well as acceleration of its indebtedness under the First and Second Lien Credit Agreements.

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

Although not mentioned at December 31, 2005, we regard the recoverability of our deferred tax assets as a critical accounting estimate. We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction. We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations. Examples of evidence that we consider when making judgments about the deferred tax valuation includes tax law changes, a history of cumulative losses, and variances in future projected profitability. Full valuation allowances will be maintained against deferred tax assets in the U.S. and other foreign countries until sufficient positive evidence exists to reduce or eliminate them. Valuation allowances may be established against remaining foreign deferred tax assets in Brazil (aggregating approximately $5.1 million) if negative evidence (such as a continuation of losses recognized during 2006) results in a determination that it is no longer more likely than not that the assets will be realized.

Other than the addition of the disclosure of the policy regarding income taxes noted above, there have been no significant changes to our significant accounting policies or critical accounting estimates during the first six months of 2006.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" an interpretation of FASB Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." This interpretation clarifies the accounting for income taxes recognized in accordance with SFAS 109 with respect to recognition and measurement for tax positions that are taken or expected to be taken in a tax return. FIN 48 is effective on January 1, 2007 and the Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

OUTLOOK

Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included below.

The outlook for the remainder of 2006 is subject to the same variables that negatively impacted the Company throughout 2005. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, the Company does not expect these factors to become any more favorable during the year. In fact, certain key commodities, including copper, aluminum, and steel have risen precipitously in recent months. From January 1, 2006 through July 29, 2006, the prices of copper and aluminum have increased approximately 60% and 6%, respectively.

The Company expects 2006 results to reflect those actions it has been taking to reduce costs and, potentially, the benefits of new product introductions, to the extent they are accepted in the market, and has not assumed any improvements from currencies or commodity costs. Given the recent escalation in commodity costs, realization of net improvement in total results, which is largely expected in the latter half of the year, will greatly depend on the Company's ability to pass on to its customers the cost of these sizeable commodity price increases, which are hedged to a lesser extent in the later months of the year. The Compressor and Electrical Components groups introduced both price increases and

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

commodity surcharges that took effect in the months of June and July. However, since such increases were announced, commodity prices have continued to rise. As a result, the lag between when the Company experiences higher input costs and when pricing actions become effective, is expected to impact future results if commodity prices do not moderate in the near future. In addition, there are no guarantees that the Company will be able to pass along future commodity increases to its customers, thus making prediction of results difficult should commodities, particularly copper, continue to escalate.

With respect to each of the Company's segments, results in the Compressor business are expected to lag the results of 2005 throughout the year. The Electrical Components business, which had demonstrated monthly year over year improvement since August of 2005, experienced a decline in results in the second quarter in part due to the cost of copper. Future improvement will largely be dependent on the cost of copper and the factors discussed above. The Engine and Power Train business has taken several major steps to eliminate overcapacity and costs that will benefit 2006 and beyond. The Company expects the magnitude of improvements in the latter half of the year to accelerate in comparison to the first half.

The Company will continue to focus its efforts on improving the profitability and competitiveness of its worldwide operations. It is possible that additional production relocation and consolidation initiatives will take place during 2006 and/or 2007 that could have an effect on the consolidated financial position and future results of operations of the Company. In addition, the Company continues to evaluate potential acquisitions, joint ventures and dispositions that could improve the overall competitiveness and financial position of the Company and enhance its product offerings. Such transactions could also have an effect on future results of operations.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in business conditions and the economy in general in both foreign and domestic markets; ii) the effect of terrorist activity and armed conflict; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) the success of our ongoing effort to bring costs in line with projected production levels and product mix; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vi) economic trend factors such as housing starts; vii) emerging governmental regulations; viii) availability and cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation; ix) actions of competitors; x) the ultimate cost of resolving environmental and legal matters; xi) our ability to profitably develop, manufacture and sell both new and existing products; xii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiii) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xiv) the ability of the Company to maintain adequate liquidity in total and within each foreign operation; xv potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xvi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xvii) our ability to reduce a substantial amount of costs in the Engine & Power Train group associated with excess capacity, and xviii) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices, and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and the Company's risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 12 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first six months of 2006.

The Company is subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows local management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At June 30, 2006 and December 31, 2005, the Company held foreign currency forward contracts with a total notional value of $183.3 million and $173.0 million, respectively. The Company has a particularly concentrated exposure to the Brazilian Real. The Company estimates, excluding any mitigation as the result of hedging activities, that a change in the value of the Real of 0.10 per U.S. Dollar will affect pre-tax results by approximately $10 million on an annual basis.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Company policy allows local management to contract commodity forwards for a limited percentage of projected raw material requirements up to one year in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. The Company's practice has been to accept delivery of the commodities and consume them in manufacturing activities. At June 30, 2006 and December 31, 2005, the Company held a total notional value of $18.3 million and $61.8 million, respectively, in commodity forward purchasing contracts. The majority of these contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted; however, commodity contracts at the Company's French compressor subsidiary are essentially derivative financial instruments designed to hedge the fluctuation in commodity pricing and, as such, are subject to the provisions of SFAS No. 133, as amended by SFAS 149.

The Company is subject to interest rate risk, primarily associated with its borrowings of $357.2 million at June 30, 2006. The Company's $275 million First Lien Credit Agreement and $100 million Second Lien Credit agreement are variable-rate debt. The Company has entered into variable to fixed interest rate swaps with notional amounts totaling $90 million. The Company's remaining borrowings consists

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

of variable-rate borrowings by its foreign subsidiaries. This resulted in 25% of the Company's total debt at June 30, 2006 being fixed-rate. While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow because the Company intends to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of the Company's variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $2.7 million.

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

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures which were identified as not effective as of December 31, 2005 because of the material weakness discussed below, have not yet been fully corrected and are, therefore, not effective at the reasonable assurance level as of June 30, 2006. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly state in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

The Company has implemented additional controls to remediate this material weakness. These controls include, but are not limited to, additional levels of reviews of transactions, additional reviews of changes to financial applications and data by those with access to both, and reassignment of responsibilities to provide for better segregation of duties. While specific efforts have been undertaken, and are on-going, to address the segregation of duties and system access issues within each of the affected locations, the Company has not completed its process to verify the adequacy of the measures taken and ensure these steps had completely addressed the previously identified concerns.

The Company has also made progress with respect to its implementation of a common, global ERP system, which represents the long-term solution to these deficiencies as well as a significant improvement to the overall internal control structure of the Company. The system implementation includes improved controls over access to financial application programs and data, independent monitoring of users having unrestricted access to financial application programs and data, and provides for improved segregation of duties. On April 1, 2006, four of nine locations, scheduled for implementation during 2006, went live. These locations represented approximately 8% of the Company's employee base, 14% of its assets and 4% of its revenues. On May 1, 2006, two additional locations went live representing approximately 14%, 5% and 7% of employees, assets and revenues, respectively. The remaining three locations went live on August 1, 2006, representing approximately 36%, 47% and 40% of employees, assets and revenues, respectively. As of the date of this filing, in aggregate, approximately 58% of the Company's employee base, 66% of its assets and 51% of its revenues would be operating under the Company's new ERP system. However, some of the remaining locations utilize systems that have segregation of duty limitations as previously described. The remainder of these locations are expected to adopt the new system in 2007. Until such time, the Company is implementing other measures to correct the segregation of duty issues at these locations.

Changes In Internal Control Over Financial Reporting

As noted above, the Company is in the process of implementing a new global ERP system. A pilot implementation was completed in the first quarter of 2005. The Company's remaining locations are expected to go live during 2006 and 2007. During this time period, there will be significant changes in internal controls over financial reporting at the operations affected. The Company believes it has designed adequate controls into the new system and will begin testing their application at each location after their respective go-live dates.

There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, other than the system implementations noted above, which did affect our ability to report on a timely basis for the second quarter.

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

                                          TECUMSEH PRODUCTS COMPANY
                                                (Registrant)

Dated: August 14, 2006                    BY:   /s/   James S. Nicholson
       -------------------------------        ----------------------------------
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