Form 10-K/A
period 2005-12-31
TECUMSEH PRODUCTS CO
filed 2006-12-20
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



                               (Amendment No. 1)


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


Securities Registered Pursuant to Section 12(b) of the Act:          Securities Registered Pursuant to Section 12(g) of the Act:




                                          Name of Each Exchange
Title of Each Class                        on Which Registered             None
-------------------                       ---------------------
Class B Common Stock, $1.00 Par Value     Nasdaq Global Market
Class A Common Stock, $1.00 Par Value     Nasdaq Global Market
Class B Common Stock Purchase Rights      Nasdaq Global Market
Class A Common Stock Purchase Rights      Nasdaq Global Market





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

Explanatory Note



This Form 10-K/A (this "Amendment No.1") amends the Annual Report on Form 10-K for the year ended December 31, 2005 that we filed on March 15, 2006 to correct our unaudited quarterly data included in Note 17 to the financial statements as a result of errors in accounting for income taxes on a quarterly basis during 2005 and 2004. In addition, we have amended Management's Report on Internal Control Over Financial Reporting as of December 31, 2005 to include an additional material weakness, which has resulted in a revision to our independent registered public accounting firm's report. We have also made conforming updates to the table of contents.



This Amendment No. 1 amends and restates Items 8 and 9A of Part II of the original 10-K. Pursuant to the rules of the SEC, Item 15 of Part IV of the original 10-K has been amended to contain currently-dated certifications from the Company's President and Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) and Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code. The certifications of the Company's President and Chief Financial Officer are attached to this Amendment No. 1 as Exhibits 31.1, 31.2,32.1 and 32.2. No other items in the original 10-K have been amended, and this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way. Items not being amended and restated are presented for the convenience of the reader only.

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

Internal control over financial reporting


Also, we have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Tecumseh Products Company did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses related to 1) ineffective segregation of duties over certain system access controls as well as security over user access rights to certain financial application systems which could affect accounts receivable and revenue; inventory and cost of goods sold; and accounts payable and other financial statement accounts at a number of locations and 2) ineffective controls over the completeness and accuracy of interim income taxes, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.


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


A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2005:



1) The Company did not maintain effective control over user access rights to certain financial application systems which could affect accounts receivable and revenue; inventory and cost of goods sold; and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrate an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of user access to financial application programs and data. These control deficiencies, when aggregated, could result in misstatements of the aforementioned financial statement accounts that would result in a material misstatement of the Company's annual or interim consolidated financial statements that would not be prevented or detected. These control deficiencies did not result in adjustments to the 2005 annual or interim consolidated financial statements. Accordingly, management has determined that this condition constitutes a material weakness.



2) The Company did not maintain effective controls over the completeness and accuracy of interim income taxes. Specifically, the Company did not maintain effective controls to ensure the completeness and accuracy of (i) state income tax expense associated with a division accounted for as a discontinued operation in 2006 (ii) the effective tax rates applied to foreign operations and (iii) the allocation of federal income tax expense between continuing and discontinued operations. This control deficiency resulted in the restatement of the Company's 2005 quarterly consolidated financial statements, the consolidated financial statements for the first and second quarters of 2006 and adjustments to the consolidated financial statements for the third quarter of 2006, affecting accrued liabilities, tax expense (benefit), and income from discontinued operations, net of tax. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim and annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that his control deficiency represents a material weakness.



These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.



In our opinion, management's assessment that Tecumseh Products Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Tecumseh Products Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the COSO.



Management and we previously concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2005 because of the material weakness described in 1) above. However, management has subsequently determined that the material weakness described in 2) above also existed at December 31, 2005. Accordingly, Management's Report on Internal Control over Financial Reporting and our opinion on the effectiveness of internal control over financial reporting have been restated to include this additional material weakness.



PricewaterhouseCoopers LLP
Detroit, Michigan

March 14, 2006, except for the matter described in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting, as to which the date is December 19, 2006

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

NOTE 6. INVENTORIES

The components of inventories at December 31, were:


                       2005     2004
                      ------   ------
(in millions)
Raw materials .....   $128.5   $169.3
Work in progress ..     73.3     82.1
Finished goods ....    136.7    130.0
Supplies ..........      8.3     12.8
                      ------   ------
                      $346.8   $394.2
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

NOTE 17. QUARTERLY FINANCIAL DATA - UNAUDITED



                                                            QUARTER
                                           ----------------------------------------
                                            FIRST    SECOND (a)    THIRD     FOURTH     TOTAL
                                           -------   ----------   -------   -------   --------
(in millions, except per share data)
2005
   Net sales............................   $ 464.4    $ 461.9     $ 478.5   $ 442.2   $1,847.0
   Gross profit.........................      33.8       39.2        47.0      14.1      134.1
   Net income (loss), restated (b)......     (16.0)    (118.4)      (37.2)   (51.9)    (223.5)
                                           =======    =======     =======   =======   ========
   Basic and diluted earnings (loss) per
      share, restated (b)...............  ($  0.87)  ($  6.40)   ($  2.01) ($ 2.81) ($  12.09)
                                           =======    =======     =======   =======   ========
2004
   Net sales............................   $ 477.0    $ 484.2     $ 478.6   $ 471.9   $1,911.7
   Gross profit.........................      55.5       60.2        73.2      38.0      226.9
   Net income (loss), restated (b)......       6.8        4.5        12.1     (13.3)      10.1
                                           =======    =======     =======   =======   ========
   Basic and diluted earnings (loss) per
      share, restated (b)...............   $  0.37    $  0.24     $  0.66  ($  0.72)  $   0.55
                                           =======    =======     =======   =======   ========



(a) Second quarter 2004 data, as incorporated in the Company's original Annual Report on Form 10-K, was restated from amounts previously reported in the Company's Quarterly Report on Form 10-Q to reflect the retroactive treatment from the adoption of FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. Net income increased by $0.6 million in comparison to amounts previously reported.



(b) The Company has restated the quarterly financial data for errors in the interim period tax provisions. Generally accepted accounting principles require interim period income taxes to be recorded based on an estimated annual effective rate. The Company in error combined the income from foreign jurisdictions with losses from foreign jurisdictions for which tax benefits are not expected to be realizable.



Adjustments made to the Consolidated Statement of Operations as previously reported with respect to net income (loss) and earnings (loss) per share for the quarterly data for 2005 and 2004 are as follows:



                                                            QUARTER
                                           ----------------------------------------
                                            FIRST      SECOND      THIRD    FOURTH     TOTAL
                                           -------   ----------   -------   -------   --------
(in millions, except per share data)
2005
NET INCOME (LOSS):
   As previously reported..............     ($12.4)   ($122.5)     ($32.8)   ($55.8)   ($223.5)
   Adjustments for income taxes........       (3.6)       4.1        (4.4)      3.9         --
   Restated............................     ($16.0)   ($118.4)     ($37.2)   ($51.9)   ($223.5)

EARNINGS (LOSS) PER SHARE:
   As previously reported..............     ($0.67)   ($ 6.63)     ($1.77)   ($3.02)   ($12.09)
   Adjustments.........................      (0.20)      0.23       (0.24)     0.21         --
   Restated............................     ($0.87)   ($ 6.40)     ($2.01)   ($2.81)   ($12.09)



                                                            QUARTER
                                           ----------------------------------------
                                            FIRST      SECOND      THIRD    FOURTH     TOTAL
                                           -------   ----------   -------   -------   --------
(in millions, except per share data)
2004
NET INCOME (LOSS):
   As previously reported..............      $ 6.4     $  4.6       $12.3    ($13.2)    $ 10.1
   Adjustments for income taxes........        0.4       (0.1)       (0.2)     (0.1)        --
   Restated............................      $ 6.8     $  4.5       $12.1    ($13.3)    $ 10.1

EARNINGS (LOSS) PER SHARE:
   As previously reported..............      $0.34     $ 0.25       $0.67    ($0.71)    $ 0.55
   Adjustments.........................       0.03      (0.01)      (0.01)    (0.01)        --
   Restated............................      $0.37     $ 0.24       $0.66    ($0.72)    $ 0.55

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


As of the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2005, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2005 because of the material weaknesses discussed below; however, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.



 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (AS RESTATED)


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


1) The Company did not maintain effective controls over user access rights to certain financial application systems which could affect accounts receivable and revenue, inventory and cost of goods sold, and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrate an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of user access to financial application programs and data. These control deficiencies, when aggregated could result in misstatements of the aforementioned financial statement accounts that would result in a material misstatement of the Company's annual annual or interim consolidated financial statements that would not be prevented or detected. These control deficiencies did not result in adjustments to the 2005 annual or interim consolidated financial statements. Accordingly, management has determined that this condition constitutes a material weakness.



2) The Company did not maintain effective controls over the completeness and accuracy of interim income taxes. Specifically, the Company did not maintain effective controls to ensure the completeness and accuracy of (i) state income tax expense associated with a division accounted for as a discontinued operation in 2006, (ii) the effective tax rates applied to foreign operations, and (iii) the allocation of federal income tax expense between continuing and discontinued operations. This control deficiency resulted in the restatement of the Company's 2005 quarterly consolidated financial statements, the consolidated financial statements for the first and second quarters of 2006 and adjustments to the consolidated financial statements for the third quarter of 2006, affecting accrued liabilities, tax expense (benefit), and income from discontinued operations, net of tax. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim and annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.



Because of the material weakness referred to above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control-Integrated Framework issued by the COSO. Management previously concluded that the Company did not maintain effective internal control over financial reporting because of the material weakness described in 1 above. In connection with the restatement of the unaudited quarterly data as described in Note 17 of the consolidated financial statements, management concluded that the material weakness described in 2 above also existed as of December 31, 2005.
Accordingly, management has restated this Report on Internal Control Over Financial Reporting to include this additional material weakness.



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


With respect to the completeness and accuracy of the calculation of interim income taxes, the Company has corrected its methodologies to comply with generally accepted accounting principles. The company has also instituted additional review procedures relating to these processes that include additional management reviews and review by outside tax advisors prior to the finalization of the income tax provision for the period. While management has enhanced internal control processes around the calculation of interim income taxes, management has not performed an assessment of these controls and cannot conclude that the material weakness has been remediated.


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

11        Not applicable

12        Not applicable

13        Not applicable

14        Not applicable

16        Not applicable

18        Not applicable

21*       Subsidiaries of the Company

22        Not applicable

23        Not applicable

24*       Power of Attorney

31.1** Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2**    Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1** Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2** Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

33.       Not applicable

34        Not applicable

35        Not applicable

99        Not applicable

100       Not applicable


----------


* Filed with original Annual Report on Form 10-K for the year ended December 31, 2005



**   Filed herewith


(c)  Financial Statement Schedules

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Annual Report 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TECUMSEH PRODUCTS COMPANY


Date: December 19, 2006                 By /s/ Todd W. Herrick
                                           -------------------------------------
                                           Todd W. Herrick
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

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

11        Not applicable

12        Not applicable

13        Not applicable

14        Not applicable

16        Not applicable

18        Not applicable

21*       Subsidiaries of the Company

22        Not applicable

23        Not applicable

24*       Power of Attorney

31.1** Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2**    Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1** Certification of Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2** Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

33.       Not applicable

34        Not applicable

35        Not applicable

99        Not applicable

100       Not applicable

----------
* Filed with original Annual Report on Form 10-K for the year ended December 31, 2005

**   Filed herewith

(c)  Financial Statement Schedules

None.