Form 10-Q/A
period 2006-03-31
TECUMSEH PRODUCTS CO
filed 2006-12-20
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the transition period from __________ to __________

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

Explanatory Note

This Form 10-Q/A (this "Amendment No. 1") amends the Quarterly Report on Form 10-Q for the period ended March 31, 2006 that we filed on May 10, 2006 to correct our accounting for interim period income taxes, which is more fully discussed in Note 2 of the consolidated financial statements included in Part I
- Financial Information. Accordingly, we have restated our Consolidated Financial Statements including our Consolidated Balance Sheet at March 31, 2006, the Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005, and the related footnotes thereto. This Amendment No. 1 amends and restates Items 1, 2, and 4 of Part I of the original Form 10-Q. We have also expanded disclosures related to goodwill in response to comment letters received from the staff of the Securities and Exchange Commission on July 26, 2006 and October 19, 2006. No other items in the original Form 10-Q have been amended, and this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any other way.

Pursuant to the rules of the SEC, Item 6 of Part II of the original Form 10-Q has been amended to contain currently-dated certifications from the Company's President and Chief Executive Officer and Chief Financial Officer as required by
Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's President and Chief Executive Officer and Chief Financial Officer are attached to the Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2. Items not being amended and restated are presented for the convenience of the reader only.

                                TABLE OF CONTENTS

                                                                              Page
                                                                            --------
Part I.  Financial Information

   Item 1. Financial Statements

       Consolidated Condensed Balance Sheets.............................         4

       Consolidated Condensed Statements of Operations...................         5

       Consolidated Condensed Statements of Cash Flows...................         6

       Notes to Consolidated Condensed Financial Statements..............         7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................        20

   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk..........................................................        32

   Item 4. Controls and Procedures.......................................        34

Part II. Other Information...............................................        37

Signatures...............................................................        39

Amendment No. 1 to First Lien Credit Agreement...........................   Exh 4.1

Amendment No. 1 to Second Lien Credit Agreement..........................   Exh 4.2

Management Incentive Plan as amended and restated on March 29, 2006......   Exh 10.1

Executive Deferred Compensation Plan adopted on March 29, 2006...........   Exh 10.2

Director Retention Phantom Share Plan as amended and restated on
March 29.................................................................   Exh 10.3

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

Certification of CEO Pursuant to Section 906.............................   Exh 32.1

Certification of CFO Pursuant to Section 906.............................   Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                        MARCH 31,
                                                                          2006      December 31,
(Dollars in millions, except share data)                               (RESTATED)       2005
                                                                       ----------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                            $   82.8      $  116.6
   Accounts receivable, less allowance for doubtful accounts of
      $10.9 in 2006 and $11.3 in 2005                                      232.6         211.1
   Inventories                                                             348.4         346.8
   Deferred and recoverable income taxes                                    40.0          43.4
   Other current assets                                                     91.6          89.2
   Assets held for sale                                                     48.3            --
                                                                        --------      --------
      Total current assets                                                 843.7         807.1

Property, plant, and equipment, net                                        590.1         578.6
Goodwill                                                                   126.1         130.9
Other intangibles                                                           56.0          54.8
Deferred income taxes                                                        0.5            --
Prepaid pension expense                                                    188.7         185.3
Other assets                                                                50.8          43.8
Assets held for sale                                                        14.7            --
                                                                        --------      --------
      Total assets                                                      $1,870.6      $1,800.5
                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                              $  201.7      $  187.3
   Income taxes payable                                                      5.3            --
   Short-term borrowings                                                   121.2          82.5
   Accrued liabilities                                                     133.7         135.3
   Liabilities held for sale                                                15.0            --
                                                                        --------      --------
      Total current liabilities                                            476.9         405.1

Long-term debt                                                             281.8         283.0
Deferred income taxes                                                       16.8          25.0
Other postretirement benefit liabilities                                   210.6         210.9
Product warranty and self-insured risks                                     12.6          14.5
Pension liabilities                                                         15.4          15.2
Other non-current liabilities                                               36.3          32.4
                                                                        --------      --------
      Total liabilities                                                  1,050.4         986.1
                                                                        --------      --------

Commitments and contingencies
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000 shares;
      issued and outstanding 13,401,938 shares in 2005 and 2004             13.4          13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares;
      issued and outstanding 5,077,746 shares in 2005 and 2004               5.1           5.1
   Retained earnings                                                       794.1         806.6
   Accumulated other comprehensive income (loss)                             7.6         (10.7)
                                                                        --------      --------
      Total stockholders' equity                                           820.2         814.4
                                                                        --------      --------
      Total liabilities and stockholders' equity                        $1,870.6      $1,800.5
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            -----------------------
                                                               2006         2005
(Dollars in millions, except per share data)                (RESTATED)   (restated)
                                                            ----------   ----------
Net sales                                                    $ 446.1      $ 440.2
   Cost of sales and operating expenses                        411.6        412.7
   Selling and administrative expenses                          45.2         43.4
   Impairments, restructuring charges, and other items           0.6          0.1
                                                             -------      -------
Operating loss                                                 (11.3)       (16.0)
   Interest expense                                             (8.4)        (6.3)
   Interest income and other, net                                5.0          3.3
                                                             -------      -------
Loss from continuing operations before taxes                   (14.7)       (19.0)
   Tax benefit                                                  (2.6)        (2.9)
                                                             -------      -------

   Loss from continuing operations                             (12.1)       (16.1)
   Income (Loss) from discontinued operations, net of tax       (0.5)         0.1
                                                             -------      -------
Net loss                                                      ($12.6)      ($16.0)
                                                             =======      =======

Basic and diluted earnings (loss) per share
   Loss from continuing operations                            ($0.65)      ($0.88)
   Income (Loss) from discontinued operations, net of tax     ($0.03)     $  0.01
                                                             -------      -------
Net loss                                                      ($0.68)      ($0.87)
                                                             =======      =======
Weighted average shares (in thousands)                        18,480       18,480
                                                             -------      -------
Cash dividends declared per share                            $  0.00      $  0.32
                                                             -------      -------

   The accompanying notes are an integral part of these Consolidated Condensed
                              Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                               -----------------
(Dollars in millions)                                            2006      2005
                                                               -------   -------
Cash Flows from Operating Activities:
      Cash used by operating activities                         ($44.5)   ($67.4)
Cash Flows from Investing Activities:
   Proceeds from sale of assets                                    9.0        --
   Capital expenditures                                          (20.0)    (28.7)
   Business acquisition                                           (2.0)       --
                                                               -------   -------
      Cash used in investing activities                          (13.0)    (28.7)
                                                               -------   -------
Cash Flows from Financing Activities:
   Dividends paid                                                   --      (5.9)
   Repayment of Senior Guaranteed Notes                         (250.0)    (50.0)
   Repayment of Industrial Development Revenue Bonds             (10.5)       --
   Proceeds from First Lien Credit Agreement                     168.3        --
   Proceeds from Second Lien Credit Agreement                    100.0        --
   Other proceeds (repayments), net                               16.2       8.5
                                                               -------   -------
      Cash provided by (used in) financing activities             24.0     (47.4)
                                                               -------   -------
Effect of exchange rate changes on cash                           (0.3)      1.1
                                                               -------   -------
   Decrease in cash and cash equivalents                         (33.8)   (142.4)
Cash and Cash Equivalents:
      Beginning of period                                        116.6     227.9
                                                               -------   -------
      End of period                                            $  82.8   $  85.5
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

2.   Restatement

     The Company has restated the quarterly financial data for errors in the interim period tax provisions. Generally accepted accounting principles require interim period income taxes to be recorded based on an estimated annual effective rate. The Company in error combined the income from foreign jurisdictions with losses from foreign jurisdictions for which tax benefits are not expected to be realizable, which resulted in an overstatement in the tax benefit of $3.0 million for the three month period ended March 31, 2006 and $3.6 million for the three month period ended March 31, 2005. The footnotes contained herein have been adjusted for matters discussed in this footnote.

Adjustments made to the period ended March 31, 2006 are as follows:

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2006
                                                    ------------------------------------
(Dollars in millions, except per share data)        AS REPORTED   ADJUSTMENTS   ADJUSTED
                                                    -----------   -----------   --------
Loss from continuing operations before taxes           (14.7)                    (14.7)
   Tax benefit                                          (5.6)          3.0        (2.6)
                                                      ------                    --------
   Loss from continuing operations                      (9.1)         (3.0)      (12.1)
   Loss from discontinued operations, net of tax        (0.5)                     (0.5)
                                                      ------                    --------
Net loss                                               ($9.6)        ($3.0)     ($12.6)
                                                      ======                    ========
Basic and diluted earnings (loss) per share
   Loss from continuing operations                    ($0.49)       ($0.16)     ($0.65)
   Loss from discontinued operations, net of tax      ($0.03)                   ($0.03)
                                                      ------                    --------
Net loss                                              ($0.52)       ($0.16)     ($0.68)
                                                      ======                    ========

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Adjustments made to the period ended March 31, 2005 are as follows:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2005
                                                     ------------------------------------
(Dollars in millions, except per share data)         AS REPORTED   ADJUSTMENTS   ADJUSTED
                                                     -----------   -----------   --------
Loss from continuing operations before taxes             (19.0)                    (19.0)
   Tax benefit                                            (6.5)         (3.6)       (2.9)
                                                        ------                    ------
   Loss from continuing operations                       (12.5)          3.6       (16.1)
   Income from discontinued operations, net of tax         0.1                       0.1
                                                        ------                    ------
Net loss                                                ($12.4)      $   3.6      ($16.0)
                                                        ======                    ======
Basic and diluted earnings (loss) per share
   Loss from continuing operations                      ($0.68)       ($0.20)     ($0.88)
   Income from discontinued operations, net of tax     $  0.01                   $  0.01
                                                       -------                   -------
Net loss                                                ($0.67)       ($0.20)     ($0.87)
                                                       =======                   =======

Adjustments made to selected Consolidated Balance Sheet data are as follows:

                               March 31, 2006                 March 31, 2006
(Dollars in millions)           As reported     Adjustments      restated
                               --------------   -----------   --------------
Selected Balance Sheet Data:
   Income Taxes Payable               2.3           3.0              5.3
   Retained Earnings                797.1          (3.0)           794.1
                                    -----                          -----

3.   Comprehensive Income

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                      2006         2005
(Dollars in millions)                              (RESTATED)   (restated)
                                                   ----------   ----------
Net loss                                             ($12.6)      ($16.0)
Other comprehensive income (loss):
   Foreign currency translation adjustments         $  23.2         (6.5)
   Gain (Loss) on derivatives                          (0.9)         3.9
   Unrealized gain (loss) on investment holdings       (3.9)         3.8
                                                    -------       ------
Total comprehensive income (loss)                   $   5.8       ($14.8)
                                                    =======       ======

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Inventories

                        MARCH 31,   DECEMBER 31,
(Dollars in millions)      2006         2005
                        ---------   ------------
Raw material              $123.2       $128.5
Work in progress            84.5         73.3
Finished goods             132.4        136.7
Supplies                     8.3          8.3
                          ------       ------
Total inventories         $348.4       $346.8
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

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
BUSINESS SEGMENT DATA                                    ------------------
(Dollars in millions)                                      2006      2005
                                                         -------   -------
Net sales:
   Compressor Products                                   $ 251.5   $ 241.0
   Electrical Component Products                           109.1     100.2
   Engine & Power Train Products                            80.9      94.9
   Other (a)                                                 4.6       4.1
                                                         -------   -------
      Total Net Sales                                    $ 446.1   $ 440.2
                                                         =======   =======
Operating income (loss):
   Compressor Products                                   $   6.6   $   8.6
   Electrical Component Products                             4.9      (1.1)
   Engine & Power Train Products                           (18.5)    (20.9)
   Other (a)                                                 0.3      (0.2)
   Corporate expenses                                       (4.0)     (2.3)
   Impairments, restructuring charges, and other items      (0.6)     (0.1)
                                                         -------   -------
      Total operating loss from continuing operations      (11.3)    (16.0)
   Interest expense                                         (8.4)     (6.3)
   Interest income and other, net                            5.0       3.3
                                                         -------   -------
   Loss from continuing operations before taxes           ($14.7)   ($19.0)
                                                         =======   =======

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

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Goodwill and Other Intangible Assets

     At March 31, 2006, goodwill by segment consisted of the following:

                                                ELECTRICAL
                                   COMPRESSOR   COMPONENTS   PUMPS    TOTAL
                                   ----------   ----------   -----   ------
Balance at 1/1/2006                  $16.9        $108.9     $ 5.1   $130.9
   Reclassified to held for sale                              (5.1)    (5.1)
   Foreign Currency Translation        0.3                              0.3
                                     -----        ------     -----   ------
Balance at 3/31/2006                 $17.2        $108.9     $ 0.0   $126.1
                                     =====        ======     =====   ======

At March 31, 2005, goodwill by segment consisted of the following:

                                               ELECTRICAL   ENGINE & POWER
                                  COMPRESSOR   COMPONENTS        TRAIN       OTHER    TOTAL
                                  ----------   ----------   --------------   -----   ------
Balance at 1/1/2005                 $18.6        $216.9          $ 2.9        $5.1   $243.5
   Foreign Currency Translation      (0.6)           --           (0.1)         --     (0.7)
                                    -----        ------          -----        ----   ------
Balance at 3/31/2005                $18.0        $216.9          $ 2.8        $5.1   $242.8
                                    =====        ======          =====        ====   ======

     As discussed in the Significant Accounting Policies and Critical Accounting Estimates sections of the Form 10-K for the year ended December 31, 2005, the Company traditionally conducts its annual assessment of impairment in the fourth quarter by comparing the carrying value of the Company's reporting units to their fair value. Fair value of the Company's goodwill and other intangible assets is estimated based upon a present value technique using discounted future cash flows, forecasted out over a six year period, with residual growth rates forecasted at 3.0% thereafter. The Company uses management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in its valuation model, the Company evaluates whether there is a reasonable basis for differences between actual results of the preceding year and projected results for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecast data, due to multiple factors such as improved efficiencies or incremental sales volume opportunities that are deemed to be reasonably likely to be achieved.

     Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Company makes every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) fluctuations in sales volumes, which can be driven by multiple external factors, including weather conditions affecting demand; (ii) product costs, particularly commodities such as copper; (iii) currency exchange fluctuations; (iv) acceptance of the Company's pricing actions undertaken in response to rapidly changing commodity prices and other product costs; and (v) interest rate

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     fluctuations. Refer to "Cautionary Statements Relating to Forward-Looking Statements" in Item 2 for other factors that have the potential to impact estimates of future cash flows.

     Discount rates utilized in the goodwill valuation analysis are derived from published resources such as Ibbotson. The rates utilized were 9.25% at December 31, 2005 for all business units for which goodwill is currently recorded.

     Operating profit (loss) as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of the Company's ongoing productivity improvements over the life of the forecast model.

     Other intangible assets consisted of the following:

                                                  GROSS
                                                 CARRYING    ACCUMULATED
                                                  AMOUNT    AMORTIZATION    NET    AMORTIZABLE LIFE
                                                 --------   ------------   -----   ----------------
Intangible assets subject to amortization:
   Customer relationships and contracts            $39.3        $ 8.6      $30.7      6-15 years
   Technology                                       12.0          3.6        8.4      5-10 years
                                                   -----        -----      -----
      Total                                         51.3         12.2       39.1
Intangible assets not subject to amortization:
   Trade name                                       16.9           --       16.9
                                                   -----        -----      -----
Total intangible assets                            $68.2        $12.2      $56.0
                                                   =====        =====      =====

     The estimated amortization expense over the next five years is $4.2 million for 2006 through 2008 and approximately $3.9 million annually for 2009 through 2010. Amortization expense for the three months ended March 31 was $0.9 million and $1.3 million for 2006 and 2005, respectively.

     As a result of the acquisition of In Motion Technologies Pty. Ltd. (IMT), the Company recorded an additional technology intangible asset of $2.0 million during the quarter.

                  TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Pension and Other Postretirement Benefit Plans

     Components of net periodic benefit (income) cost are as follows:

                                       PENSION BENEFITS      OTHER BENEFITS
                                      ------------------   ------------------
                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                           MARCH 31,            MARCH 31,
                                      ------------------   ------------------
                                         2006     2005        2006    2005
                                        ------   ------      -----   -----
Service Cost                            $  2.4   $  2.1      $ 0.8   $ 1.1
Interest Cost                              5.3      5.1        2.4     2.6
Expected return on plan assets           (11.1)   (10.0)        --      --
Amortization of prior service costs        0.1      0.1       (1.2)   (0.3)
Amortization of net gain                    --     (0.6)        --    (0.7)
                                        ------   ------      -----   -----
Net periodic benefit (income) cost       ($3.3)   ($3.3)     $ 2.0   $ 2.7
                                        ======   ======      =====   =====

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     A provision for estimated future warranty costs and estimated returns for credit relating to warranty are recorded when products are sold and revenue recognized. A reconciliation of the changes in the Company's product warranty liability follows:

                                            Three Months Ended   Three Months Ended
(Dollars in millions)                         March 31, 2006       March 31, 2005
                                            ------------------   ------------------
Balance at January 1, 2006                         $29.4                $38.1
   Accruals for warranties                           4.3                  2.6
   Settlements made (in cash or in kind)            (4.4)                (5.5)
   Effect of foreign currency translation            0.2                 (0.3)
   Reclassification to held for sale                (2.7)                  --
                                                   -----                -----
Balance at March 31, 2006                          $26.8                $34.9
                                                   =====                =====

     As of March 31, 2006, $21.3 million was included in accrued liabilities and $5.5 million was included in product warranty and self-insured risks.

9.   Debt

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

     As more fully described in Note 15, subsequent to March 31, 2006, the Company sold Little Giant Pump Company and proceeds from the sale were used to repay portions of the new debt arrangements. Approximately, 63% of the proceeds were applied against the First Lien borrowing and 37% against the Second Lien borrowing. After giving effect to the repayments, the weighted average annual interest rate of these borrowings was 8.8%.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

11.  Income Taxes

     The first quarter 2006 consolidated statement of operations reflects a $2.6 million income tax benefit, which was recorded pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS 109 specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

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

     Following is a summary of assets and liabilities of Little Giant Pump Company at March 31, 2006 and December 31, 2005, which are reflected in the consolidated balance sheets as held for sale:

                                     March 31,      December 31,
(Dollars in millions)                   2006            2005
                                     ---------   -----------------
Accounts receivable, net               $17.2           $13.5
Inventories                             30.8            25.7
Other current assets                     0.3             0.3
Property, plant and equipment, net       9.6            10.1
Goodwill                                 5.1             5.1
                                       -----           -----
Assets held for sale                   $63.0           $54.7
                                       =====           =====
Accounts payable, trade                $ 9.6           $ 7.2
Accrued liabilities                      5.4             5.5
                                       -----           -----
Liabilities held for sale              $15.0           $12.7
                                       =====           =====

     Following is a summary of income (loss) from discontinued operations for the quarters ended March 31, 2006 and 2005:

                                        March 31,   March 31,
(Dollars in millions)                     2006         2005
                                        ---------   ---------
Net sales                                 $26.8       $24.2
Costs of sales and operating expenses      19.2        17.9
Selling and administrative expenses         5.6         4.7
                                          -----       -----
Operating income                            2.0         1.6
Interest expense allocated                  2.3         1.4
                                          -----       -----
Income (Loss) from discontinued
   operations before income taxes          (0.3)        0.2
Tax provision                               0.2         0.1
                                          -----       -----
Income (Loss) from discontinued
   operations, net of tax                 ($0.5)      $ 0.1
                                          =====       =====

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

15.  Subsequent Event

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Financial Statements

The Company has restated the quarterly financial statements for matters, principally regarding the interim period tax provisions, discussed in Footnote 2 to the consolidated financial statements included in Item 1 of Part 1 of this Form 10-Q/A. Generally accepted accounting principles require interim period income taxes to be recorded based on an estimated annual effective rate. The Company in error combined the income from foreign jurisdictions with losses from foreign jurisdictions for which tax benefits are not expected to be realizable. Accordingly, the Company has restated its Consolidated Financial Statements as of and for the three months ended March 31, 2006 and 2005.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

THREE MONTHS ENDED MARCH 31,
(dollars in millions)                    2006      %       2005      %
                                       -------   -----   -------   -----
Net sales                              $ 446.1   100.0%  $ 440.2   100.0%
Cost of sales and operating expenses     411.6    92.3%    412.7    93.8%
Selling and administrative expenses       45.2    10.1%     43.4     9.9%
Impairments, restructuring charges,
   and other items                         0.6     0.1%      0.1     0.0%
                                       -------           -------
Operating loss                           (11.3)   (2.5%)   (16.0)   (3.6%)
Interest expense                          (8.4)    1.9%     (6.3)    1.4%
Interest income and other, net             5.0     1.1%      3.3     0.7%
                                       -------           -------
Loss from continuing operations
   before taxes                          (14.7)   (3.3%)   (19.0)   (4.3%)
Tax benefit                               (2.6)   (0.6%)    (2.9)   (0.6%)
                                       -------           -------
Loss from continuing operations         ($12.1)   (2.7%)  ($16.1)   (3.7%)
                                       =======           =======

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

The first quarter 2006 consolidated statement of operations reflects a $2.6 million income tax benefit, which was recorded pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS 109 specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

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

Net loss from continuing operations in the first quarter of 2006 was $12.1 million, or $0.65 per share, as compared to net loss of $16.1 million, or $0.88 per share, in the first quarter of 2005. The improvement was primarily the result of the factors described above.

Reportable Operating Segments

The financial information presented below is for our three reportable operating segments for the periods presented: Compressor, Electrical Components, and Engine & Power Train. Financial measures regarding each segment's income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items ("operating income") and income (loss) before interest, other expense and income taxes and impairments, restructuring charges, and other items divided by net sales ("operating margin") are not measures of performance under accounting principles generally accepted in the United States (GAAP). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income (loss) before interest, other expense and income taxes, impairments, restructuring charges, and other items to income before provision for income taxes, see Note 5, Business Segments.

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

Cash used in investing activities was $13.0 million in the first quarter 2006 versus $28.7 million for the same period of 2005. Of the overall decrease, $8.7 million was related to lower capital expenditures due to significant new product expansions in India and Brazil in the prior years, and $9.0 million related to proceeds received from the sale of assets during 2006. Included in such sales were the sale of the Company's 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of the Company's former Douglas, Georgia manufacturing facility for $3.5 million. In addition, during the first quarter, the Company acquired a small Australian-based company, which owned patents related to the manufacturing of certain types of electric motors, which are applicable to both our Electrical Components and Compressor segments. The entire purchase price was allocated to intangible assets.

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

In addition, subsequent to March 31, 2006, proceeds from the sale of Little Giant Pump Company were used to repay portions of the new debt arrangements. Approximately, 63% of the proceeds was applied against the First Lien borrowing and 37% against the Second Lien borrowing. After giving effect to the repayments, the weighted average annual interest rate of these borrowings was 8.8%.

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

As discussed in the Significant Accounting Policies and Critical Accounting Estimates sections of the Form 10-K for the year ended December 31, 2005, the Company traditionally conducts its annual assessment of impairment for goodwill in the fourth quarter by comparing the carrying value of the Company's reporting units to their fair value. Fair value of the Company's goodwill and other intangible assets is estimated based upon a present value technique using discounted future cash flows, forecasted out over a six year period, with residual growth rates forecasted at 3.0% thereafter. The Company uses management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in its valuation model, the Company evaluates whether there is a reasonable basis for differences between actual results of the preceding year and projected results for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecast data, due to multiple factors such as improved efficiencies or incremental sales volume opportunities that are deemed to be reasonably likely to be achieved. In the India reporting unit of the Compressor Group, the goodwill analysis performed at the end of 2005 projected growth rates of approximately 35.0% and 29.0% in 2007 and 2008 respectively, before moderating to a 3.0% residual growth rate. For the reporting unit within the Electrical Components Group, the rates were approximately 10.0% and 9.0% in 2007 and 2008, thereafter adjusting to 3.0%, and the Europe reporting unit of the Compressor Group projected growth rates of approximately 5.0% in 2007 and 2008, adjusted to 3.0% thereafter.

Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Company makes every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to
(i) fluctuations in sales volumes, which can be driven by multiple external factors, including weather conditions affecting demand; (ii) product costs, particularly commodities such as copper; (iii) currency exchange fluctuations;
(iv) acceptance of the Company's pricing actions undertaken in response to rapidly changing commodity prices and other product costs; and (v) interest rate fluctuations. Refer to "Cautionary Statements Relating to Forward-Looking Statements" in Item 2 for other factors that have the potential to impact estimates of future cash flows.

Discount rates utilized in the goodwill valuation analysis are derived from published resources such as Ibbotson. The rates utilized were 9.25% at December 31, 2005 for all business units for which goodwill is currently recorded.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating profit (loss) as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of the Company's ongoing productivity improvements over the life of the forecast model. The Europe reporting unit forecasted operating profit percentages ranging from 1.3% up to 3.9%. The India reporting unit forecasted a range of 0.8% to 6.2%, and the reporting unit within the Electrical Components Group with goodwill forecasted a range of 5.3% to 7.9%.

Based on the goodwill analysis performed for the year ended December 31, 2005, changes of 1.0% in the discount rate utilized would increase (decrease) the fair value calculated for the respective business units as follows:

                                  Change in       Change in
                                  valuation       valuation
                                  with 1.0%       with 1.0%
                                 decrease in     increase in
                                discount rate   discount rate
                                -------------   -------------
Compressor Segment -  Europe        $14.8          ($10.6)
Compressor Segment - India           24.1           (17.3)
Electrical Components Segment        71.8           (52.2)

For the Europe business unit within the Compressor segment, if the discount rate were to increase by 1.0%, the fair value of the business unit would decrease by approximately $11 million. Such an increase in the discount rate would result in the need for management to perform a step 2 analysis on this business unit and could result in an impairment.

Other than the addition of the disclosure of the policies regarding income taxes and goodwill noted above, there have been no significant changes to our significant accounting policies or critical accounting estimates during the first six months of 2006.

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

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that because of the material weaknesses discussed below, which still exist as of March 31, 2006, the Company's disclosure controls and procedures were not effective as of March 31, 2006. Notwithstanding the material weaknesses, management believes that the financial statements included in this report fairly state in all material respects our financial condition, results of operations and cash flows for the periods presented.

As outlined in management's amended annual report as of December 31, 2005:

1) The Company did not maintain effective controls over user access rights to certain financial application systems which could affect accounts receivable and revenue, inventory and cost of goods sold, and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrated an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of user access to financial application programs and data. These control deficiencies, when aggregated, could result in misstatements of the aforementioned financial statement accounts that would result in a material misstatement of the Company's consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.

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

These material weaknesses continued to exist at March 31, 2006.

     Management's Remediation Plans

The Company has implemented additional controls to remediate the material weakness related to user access rights. These controls include, but are not limited to, additional levels of reviews of transactions, additional reviews of changes to financial applications and data by those with access to both, and reassignment of responsibilities to provide for better segregation of duties. While specific efforts have been undertaken to address the segregation of duties and system access issues within each of the affected locations, the Company has not completed its process to verify the adequacy of the measures taken and ensure these steps had completely addressed the previously identified concerns.

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

With respect to the completeness and accuracy of the calculation of interim income taxes, the Company has corrected its methodologies to comply with generally accepted accounting principles. The company has also instituted additional review procedures relating to these processes that includes additional management reviews and review by our outside tax advisors prior to the finalization of the income tax provision for the period. While management has enhanced internal control processes around the calculation of interim income taxes, management has not performed an assessment of these controls and cannot conclude that the material weakness has been remediated.

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

(a) All of management's nominees for directors as listed in the proxy statement were elected with the following votes:

                    Votes       Votes
Director             For      Withheld
--------          ---------   --------
Peter M. Banks    4,303,096    353,124
Jon E. Barfield   4,088,770    567,450
Todd W. Herrick   4,626,030     30,190
Albert A. Koch    4,085,855    570,365
David M. Risley   4,088,825    567,395

(b) The selection of PricewaterhouseCoopers to serve as the independent auditor of Tecumseh Products Company was approved.

                                           Votes      Votes     Votes
                                            For      Against   Abstain
                                         ---------   -------   -------
Ratification of PricewaterhouseCoopers
as independent accountants               4,654,519     497      1,204

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

ITEM 6. EXHIBITS

(a) Exhibit
     Number   Description
    -------   -----------
      4.1     Amendment No. 1 to First Lien Credit Agreement dated May 5, 2006 by and among Tecumseh Products Company and certain Lenders and
              Issuers listed therein and Citicorp USA, Inc. as Administrative
              Agent and Collateral Agent (incorporated by reference to Exhibit
              4.1 to Registrant's original Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-452.)

      4.2 Amendment No. 1 to Second Lien Credit Agreement dated May 5, 2006 by and among Tecumseh Products Company and certain Lenders listed therein and Citicorp USA, Inc. as Administrative Agent and
              Collateral Agent (incorporated by reference to Exhibit 4.1 to
              Registrant's original Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-452.)

      10.1    Management Incentive Plan as amended and restated on March 29,
              2006, effective as of January 1, 2005 in part and as of January 1, 2006 in part (management contract or compensatory plan or arrangement) (incorporated by

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

              reference to Exhibit 10.1 to Registrant's original Quarterly
              Report on Form 10-Q for the quarter ended March 31, 2006, File No.
              0-452.)

      10.2 Executive Deferred Compensation Plan adopted on March 29, 2006, effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (incorporated by reference to
              Exhibit 10.2 to Registrant's original Quarterly Report on Form
              10-Q for the quarter ended March 31, 2006, File No. 0-452.)

      10.3    Director Retention Phantom Share Plan as amended and restated on
              March 29, 2006, effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to Registrant's original Quarterly
              Report on Form 10-Q for the quarter ended March 31, 2006, File No.
              0-452.)

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

                                        TECUMSEH PRODUCTS COMPANY
                                        (Registrant)


Dated: December 19, 2006                BY: /s/ JAMES S. NICHOLSON
                                            ------------------------------------
                                            James S. Nicholson
                                            Vice President, Treasurer and
                                            Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)

                                  EXHIBIT INDEX

Exhibit No.   Description of Exhibits
-----------   -----------------------
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