Form 10-Q/A
period 2006-06-30
TECUMSEH PRODUCTS CO
filed 2006-12-20
CIK 96831

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

Explanatory Note

This Form 10-Q/A (this "Amendment No. 1") amends the Quarterly Report on Form 10-Q for the period ended June 30, 2006 that we filed on August 14, 2006 to correct our accounting for interim period income taxes, which is more fully discussed in Note 2 of the consolidated financial statements included in Part I
- Financial Information. Accordingly, we have restated our Consolidated Financial Statements including our Consolidated Balance Sheet at June 30, 2006, the Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, and the related footnotes thereto. This Amendment No. 1 amends and restates Items 1, 2, and 4 of Part I of the original Form 10-Q. We have also expanded disclosures related to goodwill in response to comment letters received from the staff of the Securities and Exchange Commission on July 26, 2006 and October 19, 2006. No other items in the original Form 10-Q have been amended, and this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any other way.

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

                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------
Part I.  Financial Information

   Item 1. Financial Statements
      Consolidated Condensed Balance Sheets..........................   4
      Consolidated Condensed Statements of Operations................   5
      Consolidated Condensed Statements of Cash Flows................   6
      Notes to Consolidated Condensed Financial Statements...........   7
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   23
   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk...............................................   41
   Item 4. Controls and Procedures...................................   43

Part II. Other Information...........................................   46

Signatures...........................................................   47

Certification of CEO Pursuant to Section 302.........................   Exh 31.1
Certification of CFO Pursuant to Section 302.........................   Exh 31.2
Certification of CEO Pursuant to Section 906.........................   Exh 32.1
Certification of CFO Pursuant to Section 906.........................   Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       JUNE 30,    December 31,
(Dollars in millions, except share data)                 2006          2005
                                                      ----------   ------------
                                                      (RESTATED)
ASSETS
Current Assets:
   Cash and cash equivalents                           $  104.5       $116.6
   Accounts receivable, less allowance for doubtful
      accounts of $11.9 in 2006 and $11.3 in 2005         254.4        211.1
   Inventories                                            349.6        346.8
   Deferred and recoverable income taxes                   34.4         43.4
   Other current assets                                    61.8         89.2
                                                       --------     --------
         Total current assets                             804.7        807.1
Property, plant, and equipment, net                       584.7        578.6
Goodwill                                                  125.5        130.9
Other intangibles                                          54.9         54.8
Prepaid pension expense                                   192.1        185.3
Other assets                                              102.0         43.8
                                                       --------     --------
         Total assets                                  $1,863.9      $1800.5
                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                             $  209.3       $187.3
   Short-term borrowings                                  135.8         82.5
   Accrued liabilities                                    143.4        135.3
                                                       --------     --------
         Total current liabilities                        488.5        405.1
Long-term debt                                            221.4        283.0
Deferred income taxes                                      20.8         25.0
Other postretirement benefit liabilities                  210.0        210.9
Product warranty and self-insured risks                    12.0         14.5
Pension liabilities                                        16.0         15.2
Other non-current liabilities                              37.1         32.4
                                                       --------     --------
         Total liabilities                              1,005.8        986.1
                                                       --------     --------
Commitments and contingencies
Stockholders' Equity
   Class A common stock, $1 par value; authorized
      75,000,000 shares; issued and outstanding
      13,401,938 shares in 2006 and 2005                   13.4         13.4
   Class B common stock, $1 par value; authorized
      25,000,000 shares; issued and outstanding
      5,077,746 shares in 2006 and 2005                     5.1          5.1
   Retained earnings                                      827.9        806.6
   Accumulated other comprehensive income (loss)           11.7        (10.7)
                                                       --------     --------
         Total stockholders' equity                       858.1        814.4
                                                       --------     --------
         Total liabilities and stockholders' equity    $1,863.9     $1,800.5
                                                       ========     ========

  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 JUNE 30,                  JUNE 30,
                                                         -----------------------   -----------------------
(Dollars in millions, except per share data)                2006         2005         2006         2005
                                                         ----------   ----------   ----------   ----------
                                                         (RESTATED)   (restated)   (RESTATED)   (restated)
Net sales                                                  $ 456.3     $  432.8      $ 902.4     $  873.0
   Cost of sales                                             432.3        402.2        843.9        815.1
   Selling and administrative expenses                        44.3         40.9         89.5         84.2
   Impairments, restructuring charges, and other items         5.0        109.8          5.6        109.9
                                                           -------     --------      -------     --------
Operating loss                                               (25.3)      (120.1)       (36.6)      (136.2)
   Interest expense                                          (11.0)        (5.5)       (19.4)       (11.6)
   Interest income and other, net                              2.9          1.7          7.9          5.0
                                                           -------     --------      -------     --------
Loss from continuing operations before taxes                 (33.4)      (123.9)       (48.1)      (142.8)
   Tax benefit                                                (9.2)        (3.7)       (11.8)        (6.6)
                                                           -------     --------      -------     --------
   Loss from continuing operations                           (24.2)      (120.2)       (36.3)      (136.2)
   Income from discontinued operations, net of tax            58.1          1.8         57.6          1.9
                                                           -------     --------      -------     --------
Net income (loss)                                          $  33.9      ($118.4)     $  21.3      ($134.3)
                                                           =======     ========      =======     ========
Basic and diluted earnings (loss) per share
   Loss from continuing operations                          ($1.32)      ($6.50)      ($1.97)      ($7.37)
   Income from discontinued operations, net of tax         $  3.15     $   0.10      $  3.12     $   0.10
                                                           -------     --------      -------     --------
Net income (loss) per share                                $  1.83       ($6.40)     $  1.15       ($7.27)
                                                           =======     ========      =======     ========
Weighted average shares (in thousands)                      18,480       18,480       18,480       18,480
                                                           =======     ========      =======     ========
Cash dividends declared per share                          $  0.00     $   0.32      $  0.00     $   0.64
                                                           =======     ========      =======     ========

  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                       -----------------
(Dollars in millions)                                    2006      2005
                                                       --------   ------
Cash Flows from Operating Activities:
      Cash used by operating activities                 ($93.8)   ($55.5)
Cash Flows from Investing Activities:
   Proceeds from sale of assets                          130.9       1.1
   Capital expenditures                                  (32.8)    (60.5)
   Business acquisition                                   (2.0)       --
                                                        ------    ------
      Cash provided by (used in) investing activities     96.1     (59.4)
                                                        ------    ------
Cash Flows from Financing Activities:
   Dividends paid                                           --     (11.8)
   Repayment of Senior Guaranteed Notes                 (250.0)    (50.0)
   Repayment of Industrial Development Revenue Bonds     (10.5)       --
   Proceeds from First Lien Credit Agreement, net        133.1        --
   Proceeds from Second Lien Credit Agreement            100.0        --
   Repayments of Second Lien Credit Agreement            (45.1)       --
   Other borrowings, net                                  57.2      35.8
                                                        ------    ------
      Cash used in financing activities                  (15.3)    (26.0)
                                                        ------    ------
Effect of exchange rate changes on cash                    0.9     (12.0)
                                                        ------    ------
   Decrease in cash and cash equivalents                 (12.1)   (152.9)
Cash and Cash Equivalents:
      Beginning of period                                116.6     227.9
                                                        ------    ------
      End of period                                     $104.5    $ 75.0
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

2.   Restatement

     The Company has restated the quarterly financial data for errors in the interim period tax provisions. Generally accepted accounting principles require interim period income taxes to be recorded based on an estimated annual effective rate. The Company in error combined the income from foreign jurisdictions with losses from foreign jurisdictions for which tax benefits are not expected to be realizable, which resulted in an understatement in the tax provision (benefit) of $4.9 million and $1.9 million for the three and six month periods, respectively, ended June 30 2006 and $4.1 million and $0.5 million for the three and six month periods, respectively, ended June 30, 2005. Additionally, the Company erroneously did not record state income tax expense of $3.5 million on the gain from the sale of a division in 2006. Further, the Company improperly allocated income tax expense between continuing and discontinued operations. The footnotes contained herein have been adjusted for matters discussed in this footnote.

     Adjustments made to the Consolidated financial statements are as follows:

     Adjustments made to the Consolidated Statement of Operations for the three month period ended June 30, 2006 are as follows:

                                                       THREE MONTHS ENDED JUNE 30, 2006
                                                     ------------------------------------
(Dollars in millions, except per share data)         AS REPORTED   ADJUSTMENTS   RESTATED
                                                     -----------   -----------   --------
Loss from continuing operations before taxes            ($33.4)                   ($33.4)
   Tax benefit                                            (4.3)        (4.9)        (9.2)
                                                       -------                   -------
   Loss from continuing operations                       (29.1)         4.9        (24.2)
   Income from discontinued operations, net of tax        62.8         (4.7)        58.1
                                                       -------                   -------
Net income                                             $  33.7       $  0.2      $  33.9
                                                       =======                   =======
Basic and diluted earnings (loss) per share
   Loss from continuing operations                      ($1.58)      $ 0.26       ($1.32)
   Income from discontinued operations, net of tax     $  3.40        (0.25)     $  3.15
                                                       -------                   -------
Net income                                             $  1.82       $ 0.01      $  1.83
                                                       =======                   =======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Adjustments made to the Consolidated Statement of Operations for the six month period ended June 30, 2006 are as follows:

                                                        SIX MONTHS ENDED JUNE 30, 2006
                                                     ------------------------------------
(Dollars in millions, except per share data)         AS REPORTED   ADJUSTMENTS   RESTATED
                                                     -----------   -----------   --------
Loss from continuing operations before taxes            ($48.1)                   ($48.1)
   Tax benefit                                            (9.9)         (1.9)      (11.8)
                                                       -------                   -------
   Loss from continuing operations                       (38.2)          1.9       (36.3)
   Income from discontinued operations, net of tax        62.3          (4.7)       57.6
                                                       -------                   -------
Net income                                             $  24.1        ($ 2.8)    $  21.3
                                                       =======                   =======
Basic and diluted earnings (loss) per share
   Loss from continuing operations                      ($2.07)      $  0.10      ($1.97)
   Income from discontinued operations, net of tax     $  3.37         (0.25)    $  3.12
                                                       -------                   -------
  Net income                                           $  1.30        ($0.15)    $  1.15
                                                       =======                   =======

Adjustments made to the Consolidated Statement of Operations for the three month period ended June 30, 2005 are as follows:

                                                       THREE MONTHS ENDED JUNE 30, 2005
                                                     ------------------------------------
(Dollars in millions, except per share data)         AS REPORTED   ADJUSTMENTS   RESTATED
                                                     -----------   -----------   --------
Loss from continuing operations before taxes            (123.9)                    (123.9)
   Tax provision (benefit)                                 0.4         (4.1)         (3.7)
                                                      --------                   --------
   Loss from continuing operations                      (124.3)         4.1        (120.2)
   Income from discontinued operations, net of tax         1.8                        1.8
                                                      --------                   --------
Net loss                                               ($122.5)       $ 4.1       ($118.4)
                                                      ========                   ========
Basic and diluted earnings (loss) per share
   Loss from continuing operations                     ($ 6.73)       $0.23       ($ 6.50)
   Income from discontinued operations, net of tax    $   0.10                   $   0.10
                                                      --------                   --------
Net loss                                               ($ 6.63)       $0.23       ($ 6.40)
                                                      ========                   ========

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Adjustments made to the Consolidated Statement of Operations for the six month period ended June 30, 2005 are as follows:

                                                        SIX MONTHS ENDED JUNE 30, 2005
                                                     ------------------------------------
(Dollars in millions, except per share data)         AS REPORTED   ADJUSTMENTS   RESTATED
                                                     -----------   -----------   --------
Loss from continuing operations before taxes            (142.8)                    (142.8)
   Tax benefit                                            (6.1)        (0.5)         (6.6)
                                                      --------                   --------
   Loss from continuing operations                      (136.7)         0.5        (136.2)
   Income from discontinued operations, net of tax         1.9                        1.9
                                                      --------                   --------
Net loss                                               ($134.8)       $ 0.5       ($134.3)
                                                      ========                   ========
Basic and diluted earnings (loss) per share
   Loss from continuing operations                     ($ 7.40)       $0.03       ($ 7.37)
   Income from discontinued operations, net of tax    $   0.10                   $   0.10
                                                      --------                   --------
Net loss                                               ($ 7.30)       $0.03       ($ 7.27)
                                                      ========                   ========

Adjustments made to selected Consolidated Balance Sheet data are as follows:

                               June 30, 2006                 June 30, 2006
(Dollars in millions)           As reported    Adjustments      restated
                               -------------   -----------   -------------
Selected Balance Sheet Data:
   Accrued Liabilities             140.6           2.8           143.4
   Retained Earnings               830.7          (2.8)          827.9
                                   -----                         -----

3.   Comprehensive Income

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                   -----------------------   -----------------------
                                                      2006         2005         2006         2005
(Dollars in millions)                              (RESTATED)   (restated)   (RESTATED)   (restated)
                                                   ----------   ----------   ----------   ----------
Net income (loss)                                    $33.9       ($118.4)      $21.3       ($134.3)
Other comprehensive income (loss):
   Foreign currency translation adjustments            5.7          22.1        28.8          15.6
   Gain (Loss) on derivatives                         (1.7)         13.2        (2.6)         17.0
   Unrealized gain (loss) on investment holdings        --            --        (0.2)          3.8

   Less: Reclassification adjustment for gains
      realized in net income                            --            --        (3.6)           --
                                                     -----       -------       -----       -------
Total comprehensive income (loss)                    $37.9        ($83.1)      $43.7        ($97.9)
                                                     =====       =======       =====       =======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Inventories

                        JUNE 30,   DECEMBER 31,
(Dollars in millions)     2006         2005
                        --------   ------------
Raw material             $143.5       $128.5
Work in progress           74.7         73.3
Finished goods            124.1        136.7
Supplies                    7.3          8.3
                         ------       ------
Total inventories        $349.6       $346.8
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

BUSINESS SEGMENT DATA

                                                            THREE MONTHS          SIX MONTHS
                                                           ENDED JUNE 30,       ENDED JUNE 30,
                                                         ------------------   ------------------
(Dollars in millions)                                      2006      2005       2006      2005
                                                         -------   --------   -------   --------
Net sales:
   Compressor Products                                   $ 273.3   $  247.6   $ 524.8   $  488.6
   Electrical Component Products                           106.9      102.4     216.0      202.6
   Engine & Power Train Products                            71.5       78.7     152.4      173.6
   Other (a)                                                 4.6        4.1       9.2        8.2
                                                         -------   --------   -------   --------
      Total Net Sales                                    $ 456.3   $  432.8   $ 902.4   $  873.0
                                                         =======   ========   =======   ========
Operating income (loss):
   Compressor Products                                     ($3.8)  $    7.4   $   2.8   $   16.0
   Electrical Component Products                            (1.7)       0.2       3.2       (0.8)
   Engine & Power Train Products                           (11.2)     (15.5)    (29.7)     (36.4)
   Other (a)                                                 0.4        0.2       0.7         --
   Corporate expenses                                       (4.0)      (2.6)     (8.0)      (5.1)
   Impairments, restructuring charges, and other items      (5.0)    (109.8)     (5.6)    (109.9)
                                                         -------   --------   -------   --------
      Total operating loss from continuing operations      (25.3)    (120.1)    (36.6)    (136.2)
   Interest expense                                        (11.0)      (5.5)    (19.4)     (11.6)
   Interest income and other, net                            2.9        1.7       7.9        5.0
                                                         -------   --------   -------   --------
Loss from continuing operations before taxes              ($33.4)   ($123.9)   ($48.1)   ($142.8)
                                                         =======   ========   =======   ========

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Goodwill and Other Intangible Assets

     At June 30, 2006, goodwill by segment consisted of the following:

                                                    ELECTRICAL
                                       COMPRESSOR   COMPONENTS   PUMPS    TOTAL
                                       ----------   ----------   -----   ------
Balance at 1/1/2006                       $16.9       $108.9     $ 5.1   $130.9
   Sale of Little Giant Pump Company         --           --      (5.1)    (5.1)
   Foreign Currency Translation             0.7         (1.0)       --     (0.3)
                                          -----       ------     -----   ------
Balance at 6/30/2006                      $17.6       $107.9        --   $125.5
                                          =====       ======     =====   ======

     At June 30, 2005, goodwill by segment consisted of the following:

                                               ELECTRICAL     ENGINE &
                                  COMPRESSOR   COMPONENTS   POWER TRAIN   PUMPS    TOTAL
                                  ----------   ----------   -----------   -----   -------
Balance at 1/1/2005                  18.6         216.9         2.9        5.1     243.5
   Impairment                          --        (108.0)         --         --    (108.0)
   Foreign Currency Translation      (1.3)           --        (0.3)        --      (1.6)
                                     ----        ------        ----        ---    ------
Balance at 6/30/2005                 17.3         108.9         2.6        5.1     133.9
                                     ====        ======        ====        ===    ======

     On April 21, 2006, the Company completed the sale of its 100% ownership in Little Giant Pump Company. The only other change in goodwill during 2006 was due to foreign currency fluctuations.

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

     Second quarter 2005 results include an impairment charge of $108.0 million related to the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment). As previously disclosed, the failure to achieve the business plan, coupled with expected future market conditions, caused the Company to revisit the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of sales volumes and the Company's inability to recover higher commodity and transportation costs through price increases resulted in lower expected cash flows for FASCO.

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

     Other intangible assets consisted of the following:

                                                   GROSS
                                                 CARRYING    ACCUMULATED           AMORTIZABLE
                                                  AMOUNT    AMORTIZATION    NET        LIFE
                                                 --------   ------------   -----   -----------
Intangible assets subject to amortization:
   Customer relationships and contracts            $39.3        $ 9.4      $29.9   6-15 years
   Technology                                       12.0          3.9        8.1   5-10 years
                                                   -----        -----      -----
      Total                                         51.3         13.3       38.0
Intangible assets not subject to amortization:
   Trade name                                       16.9           --       16.9
                                                   -----        -----      -----
      Total intangible assets                      $68.2        $13.3      $54.9
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

7.   Pension and Other Postretirement Benefit Plans

     Components of net periodic benefit (income) cost are as follows:

                                      PENSION BENEFITS   OTHER BENEFITS
                                        THREE MONTHS      THREE MONTHS
                                       ENDED JUNE 30,    ENDED JUNE 30,
                                      ----------------   --------------
                                        2006    2005      2006    2005
                                       ------  ------    -----   -----
Service Cost                           $  2.4  $  2.3    $ 0.8   $ 1.3
Interest Cost                             5.3     5.4      2.4     2.8
Expected return on plan assets          (11.1)  (10.5)      --      --
Amortization of prior service costs       0.1     0.1     (1.2)   (0.3)
Amortization of net gain                   --    (0.6)      --    (0.8)
                                       ------  ------    -----   -----
Net periodic benefit (income) cost      ($3.3)  ($3.3)   $ 2.0   $ 3.0
                                       ======  ======    =====   =====

                                      PENSION BENEFITS   OTHER BENEFITS
                                      SIX MONTHS ENDED     SIX MONTHS
                                          JUNE 30,       ENDED JUNE 30,
                                      ----------------   --------------
                                        2006    2005      2006    2005
                                       -----   ------    -----   ------
Service Cost                          $  4.8   $  4.6    $ 1.6   $ 2.6
Interest Cost                           10.6     10.8      4.8     5.6
Expected return on plan assets         (22.2)   (21.0)      --      --
Amortization of prior service costs      0.2      0.2     (2.4)   (0.6)
Amortization of net gain                  --     (1.2)      --    (1.6)
                                      ------   ------    -----   -----
Net periodic benefit (income) cost     ($6.6)   ($6.6)   $ 4.0   $ 6.0
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

     Changes in the carrying amount and accrued product warranty costs for the six months ended June 30, 2006 are summarized as follows:

                                                 Six Months      Six Months
                                                   Ended           Ended
(Dollars in millions)                          June 30, 2006   June 30, 2005
                                               -------------   -------------
Balance at January 1                               $29.4           $ 38.1
   Settlements made (in cash or in kind)            (7.6)           (12.1)
   Current year accrual                              5.4              6.7
   Adjustments to preexisting warranties             2.8             (1.4)
      Effect of foreign currency translation         0.2             (0.4)
   Sale of Little Giant Pump Company                (2.7)              --
                                                   -----           ------
Balance at June 30                                 $27.5           $ 30.9
                                                   =====           ======

     At June 30, 2006, $23.1 million was included in current liabilities and $4.4 million was included in noncurrent liabilities.

9.   Debt

     During the first quarter of 2006, the Company's Senior Guaranteed Notes and Revolving Credit Facility outstanding at December 31, 2005 were replaced by a new financing package that included a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The agreements provide for security interests in substantially all of the Company's assets and specific quarterly financial covenants related to EBITDA (as defined under the agreement, which provides adjustments for certain items, and hereafter referred to as "Adjusted EBITDA"), capital expenditures, and fixed charge coverage. The Adjusted EBITDA covenant is applicable through September 30, 2007 and thereafter the fixed charge coverage covenant applies. The Company was required to have Adjusted EBITDA of at least $27.0 million and capital expenditures not to exceed $125.0 million for the twelve months ended June 30, 2006. The Company is currently in compliance with the covenants of the debt agreement, including the minimum Adjusted EBITDA and capital expenditure limits. The Adjusted EBITDA was calculated to be $27.2 million and capital expenditures were $86.9 million for the twelve months ended June 30, 2006. The Company expects that if GAAP permits it to reverse an accrual for Brazilian non-

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     income taxes deemed unconstitutional by the Brazilian Supreme Court of $7.0 million during the third quarter, it will comply with its Adjusted EBITDA requirement at September 30, 2006 but that if it cannot reduce the accrual during this quarter, it will not be in compliance at September 30 unless its lenders agree to amend the credit agreements. It expects that its lenders would agree to such an amendment if requested, but there can be no assurance that this would in fact prove to be the case. The Company's Brazilian engine manufacturing subsidiary has its own financing arrangements with Brazilian banks under which it is required to pay principal installments of various amounts throughout the remainder of 2006 through 2009. Historically, the subsidiary has experienced negative cash flows from operations indicating that it may not have sufficient liquidity on its own to make all required debt repayments as currently scheduled. In combination with a potential new credit facility at one of the subsidiary's banks, the potential extension of maturity dates at other of the subsidiary's banks and expected future positive cash flows of the Engine and Transmissions Group, the Company expects that the subsidiary will meet its obligations in the ordinary course of business. However, there can be no assurance that the Company will be successful in achieving any or all of these goals. If the Brazilian engine subsidiary were to default in making any of the required payments, the cross-default provisions in its First and Second Lien Credit Agreements would be triggered, which could result in the Company no longer having the ability to borrow under the First Lien Credit Agreement to meet its ongoing operating needs, as well as acceleration of its indebtedness under the First and Second Lien Credit Agreements.

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

     As more fully described in Note 13, on April 21, 2006, the Company sold Little Giant Pump Company and proceeds from the sale were used to repay portions of the new debt arrangements. Approximately 63% of the proceeds were applied against the First Lien borrowing and 37% against the Second Lien borrowing. After giving effect to the repayments, the weighted average annual interest rate of these remaining borrowings was 8.8%.

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

     The Company previously reported a full valuation against its net deferred tax assets in the U.S., which was established in the third quarter 2005. The full valuation allowance established against the U.S. net deferred tax assets was based upon the Company's cumulative history of losses from U.S. operations and the lack of positive evidence about future events that would produce sufficient U.S. source income to allow for their recovery. For the three and six month periods ended June 30, 2006, the Company continued to report losses in the U.S. from continuing operations; therefore, income taxes for the same period included the impact of maintaining a full valuation allowance against the Company's net deferred tax assets in the U.S. For the same three and six month periods ended June 30, 2006, the Company also recognized other U.S. income in the form of other comprehensive income and income from discontinued operations that are related to the U.S. jurisdiction for which the recording of tax effects is required and provides for the realization of the tax benefit of its projected U.S. losses reported in the current year from continuing operations. Consistent with these facts, for the three and six month periods ended June 30, 2006, the Company has reported a tax benefit for its current year losses attributable to U.S. continuing operations, but this benefit is not equal to the tax expense reflected in discontinued operations and other comprehensive income reported in the same period(s).

     For the three and six month periods ended June 30, 2006 and 2005, income taxes also reflected the impact of foreign operations in those jurisdictions whose results continue to be tax effected because they are profitable or because they are not yet in a cumulative three year loss position. The Company recorded a tax benefit of $9.2 million and $11.8 million for the three and six month periods ended June 30, 2006, respectively, and a tax benefit of $3.7 million and $6.6 million for the three and six month periods ended June 30, 2005, respectively.

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

     The Company's effective income tax rate was 3.0% for the second quarter and 4.6% for the first half of 2005. The Company's effective tax rates for the second quarter and the first half of fiscal 2005 were primarily due to non-deductibility of the goodwill impairment recognized in the second quarter of 2005.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     Following is a summary of income (loss) from discontinued operations for twenty-one days ended April 21, 2006 and the three months ended June 30, 2005:

                                                                                 Three
                                                                 Twenty-one     Months
                                                                 Days Ended      Ended
                                                                  April 21,    June 30,
                                                                    2006         2005
(Dollars in millions)                                            ----------   ----------
                                                                 (restated)   (restated)
Net sales                                                          $  6.1       $29.1
Costs of sales                                                        4.7        20.5
Selling and administrative expenses                                   1.3         5.6
                                                                   ------       -----
Operating income                                                      0.1         3.0
Interest expense allocated                                            0.6         1.3
                                                                   ------       -----
Income (Loss) from discontinued operations before income taxes       (0.5)        1.7
Tax provision                                                          --        (0.1)
                                                                   ------       -----
Income (Loss) from discontinued operations, net of tax              ($0.5)      $ 1.8
                                                                   ------       -----
Gain on disposal                                                     69.5          --
Tax provision on gain                                                10.9          --
                                                                   ------       -----
Gain on disposal, net                                                58.6          --
                                                                   ------       -----
Income from discontinued operations                                $ 58.1       $ 1.8
                                                                   ======       =====

Following is a summary of income (loss) from discontinued operations for the six months ended June 30, 2006 and 2005:

                                                                 Six Months   Six Months
                                                                    Ended       Ended
                                                                  June 30,     June 30,
                                                                    2006         2005
(Dollars in millions)                                            ----------   ----------
                                                                 (restated)   (restated)
Net sales                                                          $ 32.9        $53.3
Costs of sales                                                       23.9         38.4
Selling and administrative expenses                                   6.9         10.3
                                                                   ------        -----
Operating income                                                      2.1          4.6
Interest expense allocated                                            2.9          2.7
                                                                   ------        -----
Income (Loss) from discontinued operations before income taxes       (0.8)         1.9
Tax provision                                                         0.2           --
                                                                   ------        -----
Income (Loss) from discontinued operations, net of tax              ($1.0)       $ 1.9
                                                                   ------        -----
Gain on disposal                                                     69.5           --
Tax provision on gain                                                10.9           --
                                                                   ------        -----
Gain on disposal, net                                                58.6           --
                                                                   ------        -----
Income from discontinued operations                                $ 57.6        $ 1.9
                                                                   ======        =====

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

Restatement

The Company has restated the quarterly financial statements for matters, principally regarding the interim period tax provisions, discussed in Footnote 2 to the consolidated financial statements included in Item 1 of Part 1 of this Form 10-Q/A. Generally accepted accounting principles require interim period income taxes to be recorded based on an estimated annual effective rate. The Company in error combined the income from foreign jurisdictions with losses from foreign jurisdictions for which tax benefits are not expected to be realizable. Additionally, the Company erroneously did not record state income tax expense of $3.5 million on the gain from the sale of a division in 2006. Further, the Company improperly allocated income tax expense between continuing and discontinued operations. Accordingly, the Company has restated its Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 and 2005.

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

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

Three Months Ended June 30,

(dollars in millions)                                   2006      %        2005       %
                                                      -------   -----    --------   -----
Net sales                                             $ 456.3   100.0%   $  432.8   100.0%
Cost of sales                                           432.3    94.7%      402.2    92.9%
Selling and administrative expenses                      44.3     9.7%       40.9     9.5%
Impairments, restructuring charges, and other items       5.0     1.1%      109.8    25.4%
                                                      -------            --------
Operating loss                                          (25.3)   (5.5%)    (120.1)  (27.7%)
Interest expense                                        (11.0)    2.4%       (5.5)    1.3%
Interest income and other, net                            2.9     0.6%        1.7     0.4%
                                                      -------            --------
Loss from continuing operations before taxes            (33.4)    7.3%     (123.9)  (28.6%)
Tax benefit                                              (9.2)   (2.0%)      (3.7)   (0.8%)
                                                      -------            --------
Loss from continuing operations                        ($24.2)    5.3%    ($120.2)  (27.8%)
                                                      =======            ========

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

Impairments, restructuring charges and other items were $5.0 million ($0.27 per share) in the three months ended June 30, 2006, compared to $109.8 million ($104.7 million after tax or $5.67 per share) in the three months ended June 30, 2005. As a percentage of net sales, impairments, restructuring charges and other items were 1.1% and 25.4% respectively in the second quarter of 2006 and 2005 respectively. During the second quarter 2006, we incurred asset impairment and other charges of $2.4

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million ($0.13 per share) related to the Electrical Components business for the relocation of certain electric motor production from Australia to Thailand and $2.6 million ($0.14 per share) in asset impairment and other charges related to the Engine & Power Train business for the consolidation of transmission production into a single U.S. facility.

During the second quarter 2005, we recognized a goodwill impairment charge of $108.0 million ($5.84 per share) related to the Electrical Components business and restructuring and asset impairment charges of $1.8 million ($1.7 million net of tax or $0.09 per share) related to the Engine & Power Train ($1.1 million), Compressor ($0.2 million) and Electrical Components ($0.5 million) segments.

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

The consolidated condensed statement of operations reflects a $9.2 million income tax benefit for the second quarter 2006 and a $3.7 million income tax benefit for the second quarter 2005. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income or discontinued operations), tax expense is first allocated to the other sources of income with a related benefit recorded in continuing operations. The second quarter of 2006 reflects a tax benefit in the statement of operations and tax expense in other comprehensive income and discontinued operations. At June 30, 2006 and December 31, 2005, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the Company is in a cumulative three year loss position. The Company's effective income tax rate was 9.5% for the second quarter of 2005. This rate was primarily due to non-deductibility of the goodwill impairment recognized in the period.

Net loss from continuing operations in the second quarter of 2006 was $24.2 million ($1.32 per share) as compared to net loss of $120.2 million ($6.50 per share) in the second quarter of 2005. The improvement was primarily the result of the factors described above.

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

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

SIX MONTHS ENDED JUNE 30,

(dollars in millions)                                   2006      %        2005       %
                                                      -------   -----    --------   -----
Net sales                                             $ 902.4   100.0%   $  873.0   100.0%
Cost of sales                                           843.9    93.5%      815.1    93.4%
Selling and administrative expenses                      89.5     9.9%       84.2     9.6%
Impairments, restructuring charges, and other items       5.6     0.6%      109.9    12.6%
                                                      -------            --------
Operating loss                                          (36.6)   (4.1%)    (136.2)  (15.6%)
Interest expense                                        (19.4)    2.1%      (11.6)    1.3%
Interest income and other, net                            7.9     0.9%        5.0     0.6%
                                                      -------            --------
Loss from continuing operations before taxes            (48.1)   (5.3%)    (142.8)  (16.4%)
Tax benefit                                             (11.8)   (1.3%)      (6.6)   (0.8%)
                                                      -------            --------
Loss from continuing operations                        ($36.3)   (4.0%)   ($136.2)  (15.6%)
                                                      =======            ========

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net sales from continuing operations in the first six months of 2006 increased to $902.4 million from $873.0 million in 2005. Excluding the increase in sales due to the effects of currency fluctuation of $20.0 million, 2006 first half sales increased by $9.4 million or 1.1%. The sales increases were attributable to the Compressor and Electrical Components segments, partially offset by a decline in sales in the Engine & Power Train segment.

Cost of sales was $843.9 million in the six months ended June 30, 2006, as compared to $815.1 million in the six months ended June 30, 2005. As a percentage of net sales, cost of sales was 93.5% and 93.4% in the first six months of 2006 and 2005, respectively. The slight change was primarily due to improved operational efficiencies, lower fixed costs associated with plant closures and a $3.5 million ($2.6 million net of tax or $0.14 per share) gain from the sale of the Douglas, Georgia engine facility in the first quarter, offset by lower product margins in the second quarter due to lower net overall pricing, unfavorable foreign currency rates and higher commodity costs. Higher overall pricing in the Engine & Power Train and Electrical Components groups were more than offset by lower prices in the Compressor Group over the first six months, prior to the implementation of price increases that began to take effect on June 1, 2006.

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

Impairments, restructuring charges and other items were $5.6 million ($4.2 million net of tax or $0.23 per share) in the six months ended June 30, 2006, compared to $109.9 million ($104.8 million net of tax or $5.67 per share) in the three months ended June 30, 2005. As a percentage of net sales, impairments, restructuring charges and other items were 0.6% and 12.6% respectively in the second quarter of 2006 and 2005. During the second quarter 2006, we incurred asset impairment and restructuring charges of $2.4 million ($0.13 per share) related to the Electrical Components business for the relocation of certain electric motor production from Australia to Thailand and $2.6 million ($0.14 per share) in asset impairment and restructuring charges related to the Engine & Power Train business for the consolidation of transmission production into a single U.S. facility. First quarter 2006 charges amounted to $0.6 million ($0.03 per share) and were the result of the continuation of previously announced programs.

During the first six months of 2005, we recognized a goodwill impairment charge related to the Electrical Components business of $108.0 million ($5.84 per share) and restructuring and asset impairment charges of $1.9 million ($1.8 million net of tax or $0.10 per share) related to the Engine & Power Train ($1.1 million), Compressor ($0.3 million) and Electrical Components ($0.5 million) segments.

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

Interest income and other, net was $7.9 million in the first six months of 2006 compared to $5.0 million in the first six months of 2005. The impact of lower interest income due to lower cash balances was more than offset by a gain of $3.6 million ($2.6 million net of tax or $0.14 per share) on the sale of the Company's interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand during the first quarter. The sale of the stock was completed in conjunction with the end of a licensing agreement between the Company's Compressor operations and Kulthorn Kirby.

The consolidated statement of operations reflects a $11.8 million income tax benefit for the first six months of 2006 and a $6.6 million income tax benefit for the first six months of 2005. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income or discontinued operations), tax expense is first allocated to the other sources of income with a related benefit recorded in continuing operations. The first six months of 2006 reflects a tax benefit in the statement of operations and tax expense in other comprehensive income and discontinued operations. At June 30, 2006 and December 31, 2005, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the Company is in a cumulative three year loss position. The Company's effective income tax rate was 9.5% for the first half of 2005. This rate was primarily due to non-deductibility of the goodwill impairment recognized in the second quarter of 2005.

Net loss from continuing operations in the first six months of 2006 was $36.3 million ($1.97 per share) as compared to net loss of $136.2 million ($7.37 per share) in the first six months of 2005. The improvement was primarily the result of the factors described above.

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

OTHER MATTERS

Sale of Subsidiary

During the second quarter of 2006, the Company completed the sale of 100% of its ownership in Little Giant Pump Company. The operating results of Little Giant Pump Company for 2006 and the comparable prior year periods have been reclassified from continuing operations to income from discontinued operations. Under accounting rules, the Company has also allocated the portion of its interest expense associated with this operation to the discontinued operations line item. Proceeds from the sale were approximately $121 million. The Company recognized a pre-tax gain on the sale of $69.5 million. The gain on the sale, plus earnings during the Company's period of ownership, net of taxes and interest, is presented in income from discontinued operations and amounted to $57.6 million net of tax ($3.12 per share). In addition, gains of $8.5 million associated with curtailment of employee benefits formerly provided to Little Giant employees will be reflected in third quarter financial results. As required by the Company's lending agreements, the proceeds were utilized to repay a portion of the Company's debt.

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

As of June 30, 2006, the Company was required to have a minimum last twelve months Adjusted EBITDA of $27.0 million and capital expenditures not to exceed $125.0 million. The Company is currently in compliance with the covenants of the debt agreement, including the minimum Adjusted EBITDA and capital expenditure limits. The Adjusted EBITDA was calculated to be $27.2 million and capital expenditures were $86.9 million for the twelve months ended June 30, 2006. The Adjusted EBITDA calculation was close to the minimum because the Company had anticipated reversing an accrual of approximately $7.0 million for Brazilian non-income taxes deemed unconstitutional by the Brazilian Supreme Court, which would have increased the Adjusted EBITDA by $7.0 million. However, GAAP does not permit such reversal until the Company's own individual case is decided by the court, because under Brazilian law, lower courts are not bound by Supreme Court decisions. It is possible that the Brazilian government may take administrative action to give summary relief to the tens of thousands of companies with similar cases pending. If the Company is permitted to reverse an accrual for Brazilian non-income taxes deemed unconstitutional by the Brazilian Supreme Court of $7.0 million during the third quarter, it will comply with its Adjusted EBITDA requirement at September 30, 2006 but that if it cannot reduce the accrual during this quarter, it will not be in compliance at September 30 unless its lenders agree to amend the credit agreements. The Company plans to monitor developments in Brazil closely and to seek an amendment if necessary before September 30, 2006. It expects that its lenders would agree to such an amendment if requested, but there can be no assurance that this would in fact prove to be the case. The Company continues to monitor its future expected results in relationship to the financial covenants specified under the terms of the respective borrowing arrangements and the amount of availability of funds provided by the computation of borrowing base. Based upon proceeds provided by the sale of Little Giant and the total availability of funds, we believe the Company has sufficient liquidity to complete its turnaround plans; however, should operating performance fall short of plan, the Company may not remain in compliance with the covenants under the agreements, or have sufficient availability of funds. In this scenario, the Company would need to obtain amendments to the borrowing arrangements. Subsequent to the third quarter, current projections are highly sensitive to the price of copper and other commodities and the Company's ability to recover higher commodity costs. As we cannot predict the movement of commodity prices, which have been substantial in recent history, we cannot predict with certainty that we can remain in compliance with the Adjusted EBITDA covenant.

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

Operating profit (loss) as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of the Company's ongoing productivity improvements over the life of the forecast model. The Europe reporting unit forecasted operating profit percentages ranging from 1.3% up to 3.9%. The India reporting unit forecasted a range of (0.8% to 6.2%, and the reporting unit within the Electrical Components Group with goodwill forecasted a range of 5.3% to 7.9%.

Based on the goodwill analysis performed for the year ended December 31, 2005, changes of 1.0% in the discount rate utilized would increase (decrease) the fair value calculated for the respective business units as follows:

                                Change in valuation   Change in valuation
                                 with 1.0% decrease    with 1.0% increase
                                  in discount rate      in discount rate
                                -------------------   -------------------
Compressor Segment -  Europe           $14.8                ($10.6)
Compressor Segment - India              24.1                 (17.3)
Electrical Components Segment           71.8                 (52.2)

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

The Company expects 2006 results to reflect those actions it has been taking to reduce costs and, potentially, the benefits of new product introductions, to the extent they are accepted in the market, and has not assumed any improvements from currencies or commodity costs. Given the recent escalation in commodity costs, realization of net improvement in total results, which is largely expected in the latter half of the year, will greatly depend on the Company's ability to pass on to its customers the cost of these sizeable commodity price increases, which are hedged to a lesser extent in the later months of the year. The Compressor and Electrical Components groups introduced both price increases and commodity surcharges that took effect in the months of June and July. However, since such increases were announced, commodity prices have continued to rise. As a result, the lag between when the Company experiences higher input costs and when pricing actions become effective, is expected to impact future results if commodity prices do not moderate in the near future. In addition, there are no guarantees that the Company will be able to pass along future commodity increases to its customers, thus making prediction of results difficult should commodities, particularly copper, continue to escalate.

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

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that because of the material weaknesses discussed below, which still exist as of June 30, 2006, the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006. Notwithstanding the material weaknesses, management believes that the financial statements included in this report fairly state in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

These material weaknesses continued to exist at June 30, 2006.

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

There were changes in the Company's internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. These changes were the system implementations noted above, which did affect our ability to report on a timely basis for the second quarter.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibit Number   Description
------------------   -----------
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