Form 10-Q
period 2006-09-30
TECUMSEH PRODUCTS CO
filed 2006-12-20
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the quarterly period ended September 30, 2006

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

           Class of Stock               Outstanding at September 30, 2006
           --------------               ---------------------------------
Class B Common Stock, $1.00 par value                5,077,746
Class A Common Stock, $1.00 par value               13,401,938

                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------
Part I.  Financial Information
   Item 1. Financial Statements
       Consolidated Condensed Balance Sheets.........................          3
       Consolidated Condensed Statements of Operations...............          4
       Consolidated Condensed Statements of Cash Flows...............          5
       Notes to Consolidated Condensed Financial Statements..........          6
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................         28
   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk......................................................         51
   Item 4. Controls and Procedures...................................         53
Part II. Other Information...........................................         56
Signatures...........................................................         58
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                          SEPTEMBER 30,   December 31,
(Dollars in millions, except share data)                       2006           2005
                                                          -------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                 $   58.7      $  116.6
   Accounts receivable, less allowance for doubtful
      accounts of $11.8 in 2006 and $11.3 in 2005               247.4         211.1
   Inventories                                                  368.6         346.8
   Deferred and recoverable income taxes                         20.7          43.4
   Other current assets                                          70.5          89.2
                                                             --------      --------
      Total current assets                                      765.9         807.1
Property, plant, and equipment, net                             569.0         578.6
Goodwill                                                        125.3         130.9
Other intangibles                                                54.1          54.8
Prepaid pension expense                                         196.7         185.3
Other assets                                                    101.1          43.8
                                                             --------      --------
      Total assets                                           $1,812.1      $1,800.5
                                                             ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                   $  215.1      $  187.3
   Short-term borrowings                                         95.0          82.5
   Accrued liabilities                                          139.3         135.3
                                                             --------      --------
      Total current liabilities                                 449.4         405.1
Long-term debt                                                  265.7         283.0
Deferred income taxes                                             7.6          25.0
Other postretirement benefit liabilities                        202.1         210.9
Product warranty and self-insured risks                          11.3          14.5
Pension liabilities                                              15.8          15.2
Other non-current liabilities                                    42.0          32.4
                                                             --------      --------
      Total liabilities                                         993.9         986.1
                                                             --------      --------
Commitments and contingencies
Stockholders' Equity
   Class A common stock, $1 par value; authorized
      75,000,000 shares; issued and outstanding
      13,401,938 shares in 2006 and 2005                         13.4          13.4
   Class B common stock, $1 par value; authorized
      25,000,000 shares; issued and outstanding
      5,077,746 shares in 2006 and 2005                           5.1           5.1
   Retained earnings                                            790.1         806.6
   Accumulated other comprehensive income (loss)                  9.6         (10.7)
                                                             --------      --------
      Total stockholders' equity                                818.2         814.4
                                                             --------      --------
      Total liabilities and stockholders' equity             $1,812.1      $1,800.5
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                         --------------------   ---------------------
                                                                      2005                    2005
(Dollars in millions, except per share data)               2006    (restated)     2006     (restated)
                                                         -------   ----------   --------   ----------
Net sales                                                $ 429.4    $ 449.9     $1,331.8   $1,322.9
   Cost of sales                                           407.9      409.8      1,251.8    1,224.9
   Selling and administrative expenses                      42.4       37.2        131.9      121.4
   Impairments, restructuring charges, and other items       8.4        1.4         14.0      111.3
                                                         -------    -------     --------   --------
Operating profit (loss)                                    (29.3)       1.5        (65.9)    (134.7)
   Interest expense                                        (10.0)      (6.3)       (29.4)     (18.0)
   Interest income and other, net                            2.1        1.9         10.0        6.9
                                                         -------    -------     --------   --------
Loss from continuing operations before taxes               (37.2)      (2.9)       (85.3)    (145.8)
   Tax provision (benefit)                                   8.1       34.9         (3.7)      28.3
                                                         -------    -------     --------   --------
   Loss from continuing operations                         (45.3)     (37.8)       (81.6)    (174.1)
   Income from discontinued operations, net of tax           7.5        0.6         65.1        2.5
                                                         -------    -------     --------   --------
Net loss                                                  ($37.8)    ($37.2)      ($16.5)   ($171.6)
                                                         =======    =======     ========   ========
Basic and diluted earnings (loss) per share
   Loss from continuing operations                        ($2.45)    ($2.05)      ($4.42)    ($9.42)
   Income from discontinued operations, net of tax          0.40       0.04         3.52       0.13
                                                         -------    -------     --------   --------
Net loss per share                                        ($2.05)    ($2.01)      ($0.90)    ($9.29)
                                                         =======    =======     ========   ========

Weighted average shares (in thousands)                    18,480     18,480       18,480     18,480
                                                         =======    =======     ========   ========

Cash dividends declared per share                        $  0.00    $  0.00     $   0.00   $   0.64
                                                         =======    =======     ========   ========

  The accompanying notes are an integral part of these Consolidated Condensed
                             Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        -----------------
(Dollars in millions)                                     2006      2005
                                                        -------   -------
Cash Flows from Operating Activities:
      Cash used by operating activities                 $(129.4)   ($34.6)
Cash Flows from Investing Activities:
   Proceeds from sale of assets                           132.4        --
   Capital expenditures                                   (45.6)    (88.6)
   Business acquisition                                    (2.0)       --
                                                        -------   -------
      Cash provided by (used in) investing activities      84.8     (88.6)
                                                        -------   -------
Cash Flows from Financing Activities:
   Dividends paid                                            --     (11.8)
   Repayment of Senior Guaranteed Notes                  (250.0)    (50.0)
   Repayment of Industrial Development Revenue Bonds      (10.5)       --
   Proceeds from First Lien Credit Agreement              147.5        --
   Proceeds from Second Lien Credit Agreement             100.0        --
   Repayments of Second Lien Credit Agreement             (45.4)       --
   Other borrowings, net                                   45.6      38.8
                                                        -------   -------
      Cash used in financing activities                   (12.8)    (23.0)
                                                        -------   -------
Effect of exchange rate changes on cash                    (0.5)      2.2
                                                        -------   -------
   Decrease in cash and cash equivalents                  (57.9)   (144.0)
Cash and Cash Equivalents:
      Beginning of period                                 116.6     227.9
                                                        -------   -------
      End of period                                     $  58.7   $  83.9
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

2.   Restatement

     The Company has restated the consolidated financial statements for the three and nine months ended September 30, 2005 for errors in the interim period tax provisions. Generally accepted accounting principles require interim period income taxes to be recorded based on an estimated annual effective rate. The Company in error combined the income from foreign jurisdictions with losses from foreign jurisdictions for which tax benefits are not expected to be realizable, which resulted in an understatement in the tax provision of $4.4 million and $3.9 million for the three and nine months, respectively, ended September 30, 2005. Additionally, as a result of the sale of Little Giant Pump Company in the second quarter of 2006, the Company has recasted the Consolidated Statement of Operations for the three and nine months ended September 30, 2005 to show the Little Giant Pump Company as a discontinued operation. The footnotes contained herein have been adjusted for matters discussed in this footnote.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Adjustments made to the Consolidated Statement of Operations for the three month period ended September 30, 2005 to correct the errors discussed above and to give effect to the sale of Little Giant Pump Company as a discontinued operation are as follows:

                                                        RESTATEMENT
                                                     ------------------   RESTATED   DISCONTINUED OPERATIONS
Three Months Ended September 30, 2005                   AS      ADJUST-     FOR      -----------------------
(Dollars in millions, except per share data)         REPORTED    MENTS      TAXES    ADJUSTMENTS   RESTATED
                                                     --------   -------   --------   -----------   --------
Net sales                                             478.5                478.5        (28.6)     $449.9
   Cost of sales and operating expenses               431.5                431.5        (21.7)      409.8
   Selling and administrative expenses                 41.4                 41.4         (4.2)       37.2
   Impairments, restructuring charges, and other
   items                                                1.4                  1.4                      1.4
                                                     ------               ------                   ------
Operating income                                        4.2                  4.2         (2.7)        1.5
   Interest expense                                    (8.0)                (8.0)         1.7        (6.3)
   Interest income and other, net                       1.9                  1.9           --         1.9
                                                     ------               ------                   ------
Loss from continuing operations before taxes           (1.9)                (1.9)        (1.0)       (2.9)
   Tax provision                                       30.9        4.4      35.3         (0.4)       34.9
                                                     ------               ------                   ------
   Loss from continuing operations                    (32.8)      (4.4)    (37.2)        (0.6)      (37.8)
   Income from discontinued operations, net of tax       --                   --          0.6         0.6
                                                     ------               ------                   ------
Net loss                                              (32.8)      (4.4)    (37.2)                   (37.2)
                                                     ======               ======                   ======
Basic and diluted loss per share
   Loss from continuing operations                   ($1.77)    ($0.24)   ($2.01)      ($0.04)      (2.05)
   Income from discontinued operations, net of tax       --                   --         0.04         .04
                                                     ------               ------                   ------
Net loss                                             ($1.77)    ($0.24)   ($2.01)                   (2.01)
                                                     ======               ======                   ======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Adjustments made to the Consolidated Statement of Operations for the nine month period ended September 30, 2005 to correct the errors discussed above and to give effect to the sale of Little Giant Pump Company as a discontinued operation are as follows:

                                                                                             DISCONTINUED
                                                             RESTATEMENT                      OPERATIONS
                                                         ------------------               ------------------
Nine Months Ended September 30, 2005                        AS      ADJUST-    RESTATED   ADJUST-
(Dollars in millions, except per share data)             REPORTED    MENTS    FOR TAXES    MENTS    RESTATED
                                                         --------   -------   ---------   -------   --------
Net sales                                                1,404.8               1,404.8     (81.9)   1,322.9
   Cost of sales and operating expenses                  1,285.0               1,285.0     (60.1)   1,224.9
   Selling and administrative expenses                     135.9                 135.9     (14.5)     121.4
   Impairments, restructuring charges, and other items     111.3                 111.3                111.3
                                                         -------               -------              -------
Operating loss                                            (127.4)               (127.4)     (7.3)    (134.7)
   Interest expense                                        (22.4)                (22.4)      4.4      (18.0)
   Interest income and other, net                            6.9                   6.9                  6.9
                                                         -------               -------              -------
Loss from continuing operations before taxes              (142.9)               (142.9)     (2.9)    (145.8)
   Tax provision                                            24.8       3.9        28.7      (0.4)      28.3
                                                         -------               -------              -------
   Loss from continuing operations                        (167.7)     (3.9)     (171.6)     (2.5)    (174.1)
   Income from discontinued operations, net of tax            --                    --       2.5        2.5
                                                         -------               -------              -------
Net loss                                                  (167.7)     (3.9)     (171.6)       --     (171.6)
                                                         =======               =======              =======
Basic and diluted loss per share
   Loss from continuing operations                        ($9.07)    $0.22      ($9.29)   ($0.13)    ($9.42)
   Income from discontinued operations, net of tax                                          0.13       0.13
                                                         -------               -------              -------
Net loss                                                  ($9.07)    $0.22      ($9.29)              ($9.29)
                                                         =======               =======              =======

3.   Comprehensive Income

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                   -------------------   --------------------
                                                               2005                   2005
(Dollars in millions)                               2006    (restated)     2006    (restated)
                                                   ------   ----------   -------   ----------
Net loss                                           ($37.8)    ($37.2)     ($16.5)   ($171.6)
Other comprehensive income (loss):
   Foreign currency translation adjustments          (2.4)      22.8        26.4       38.4
   Gain (Loss) on derivatives                         0.4       (2.0)       (2.2)      15.1
   Unrealized gain (loss) on investment holdings       --         --        (0.2)       3.8
   Less: Reclassification adjustment for
      gains realized in net income                     --         --        (3.6)        --
                                                   ------     ------     -------    -------
Total comprehensive income (loss)                  ($39.8)    ($16.4)    $   3.9    ($114.3)
                                                   ======     ======     =======    =======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Inventories

                        SEPTEMBER 30,   DECEMBER 31,
(Dollars in millions)        2006           2005
                        -------------   ------------
Raw material                $158.2         $128.5
Work in progress              75.1           73.3
Finished goods               129.4          136.7
Supplies                       5.9            8.3
                            ------         ------
Total inventories           $368.6         $346.8
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

                                                        THREE MONTHS
                                                            ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
BUSINESS SEGMENT DATA                                 ----------------   -------------------
(Dollars in millions)                                   2006     2005      2006       2005
                                                      -------   ------   --------   --------
Net sales:
   Compressor Products                                $ 230.8   $218.6   $  755.6   $  707.2
   Electrical Component Products                        109.3    103.3      325.3      305.9
   Engine & Power Train Products                         85.2    124.2      237.6      297.8
   Other (a)                                              4.1      3.8       13.3       12.0
                                                      -------   ------   --------   --------
      Total Net Sales                                 $ 429.4   $449.9   $1,331.8   $1,322.9
                                                      =======   ======   ========   ========
Operating income (loss):
   Compressor Products                                  ($6.5)  $  7.6      ($3.7)     $23.6
   Electrical Component Products                         (0.5)     4.8        2.7        4.0
   Engine & Power Train Products                         (9.2)    (5.2)     (38.9)     (41.6)
   Other (a)                                               --      0.3        0.7        0.2
   Corporate expenses                                    (4.7)    (4.6)     (12.7)      (9.6)
   Impairments, restructuring charges, and other
      items                                              (8.4)    (1.4)     (14.0)    (111.3)
                                                      -------   ------   --------   --------
      Total operating income (loss) from continuing
         operations                                     (29.3)     1.5      (65.9)    (134.7)
   Interest expense                                     (10.0)    (6.3)     (29.4)     (18.0)
   Interest income and other, net                         2.1      1.9       10.0        6.9
                                                      -------   ------   --------   --------
   Loss from continuing operations before taxes        ($37.2)   ($2.9)    ($85.3)   ($145.8)
                                                      =======   ======   ========   ========

(a)  "Other" consists of non-reportable business segments.

     The Electrical Component Products segment had inter-segment sales of $15.4 million and $12.4 million in the third quarter of 2006 and 2005, respectively, and $40.4 million and $42.7 million for the first nine months of 2006 and 2005, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Goodwill and Other Intangible Assets

     At September 30, 2006, goodwill by segment consisted of the following:

                                                    ELECTRICAL
                                       COMPRESSOR   COMPONENTS   OTHER    TOTAL
                                       ----------   ----------   -----   ------
Balance at 1/1/2006                       $16.9       $108.9     $ 5.1   $130.9
   Sale of Little Giant Pump Company         --           --      (5.1)    (5.1)
   Foreign Currency Translation             0.6         (1.1)       --     (0.5)
                                          -----       ------     -----   ------
Balance at 9/30/2006                      $17.5       $107.8        --   $125.3
                                          =====       ======     =====   ======

     At September 30, 2005, goodwill by segment consisted of the following:

                                               ELECTRICAL     ENGINE &
                                  COMPRESSOR   COMPONENTS   POWER TRAIN   OTHER    TOTAL
                                  ----------   ----------   -----------   -----   -------
Balance at 1/1/2005                 $18.6        $216.9        $ 2.9       $5.1   $ 243.5
   Impairment                          --        (108.0)          --         --    (108.0)
   Foreign Currency Translation      (1.4)           --         (0.3)        --      (1.7)
                                    -----        ------        -----       ----   -------
Balance at 9/30/2005                $17.2        $108.9        $ 2.6       $5.1   $ 133.8


     On April 21, 2006, the Company completed the sale of its 100% ownership in Little Giant Pump Company. The only other change in goodwill during 2006 was due to foreign currency fluctuations.

     As discussed in the Significant Accounting Policies and Critical Accounting Estimates sections of the Form 10-K for the year ended December 31, 2005, the Company traditionally conducts its annual assessment of impairment in the fourth quarter by comparing the carrying value of the Company's reporting units to their fair value. Fair value of the Company's goodwill and other intangible assets is estimated based upon a present value technique using discounted future cash flows, forecasted out over a six year period, with residual growth rates forecasted at 3.0% thereafter. The Company uses management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in our valuation model, the Company evaluates whether there is a reasonable basis for differences between actual results of the preceding year and projected results for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecast data, due to multiple factors such as improved efficiencies or incremental sales volume opportunities that are deemed to be reasonably likely to be achieved.

     While performance of the Europe reporting unit for the Compressor Group has been relatively close to expectation during the nine months of 2006, the India reporting unit for the Compressor Group has seen its net profitability decline $7.0 million against the forecasts made at the beginning of the year, and the reporting unit within the Electrical Components Group with goodwill has reported net profit results $20.5 million lower than forecast.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The majority of the profitability decline against the original 2006 plan for the Electrical Components reporting unit occurred in the third quarter of the year. Profitability in the first quarter of the year exceeded expectations; the second quarter, while unprofitable and unfavorable to plan, still showed forecasts that the full year would be profitable. By the end of the third quarter, however, the decline against expectations had continued and become more pronounced, and the full year forecast indicated a substantial loss for the business unit was now anticipated. According to SFAS No. 142, "Goodwill and other Intangible Assets," "goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount." The profitability decline for the Electrical Components reporting unit in the third quarter led the Company to conclude that it should perform an interim goodwill impairment analysis, incorporating the 2006 year to date results and updated cash flow forecasts. The sales growth rates utilized in the interim analysis were 3.0% or less in each year, and operating profit as a percentage of sales ranged from 0.8% to 7.8%. Based on the results of this analysis, the Company determined that no impairment of the unit's goodwill had taken place.

     Although the decline in sales and profitability in the current year for the India reporting unit is considered to be temporary and due to a delay in the launch of new products, the operating profit performance through the nine months of 2006 led the Company to perform an interim goodwill analysis for that business unit as well. The sales growth rates utilized in the interim analysis were reduced to 21.5% in 2007, 2.2% in 2008, and 3.0% percent thereafter. The operating profit percentages were modeled at 2.8% of sales. Based on the results of this interim analysis, the Company determined that no impairment of the unit's goodwill had taken place.

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

     Discount rates utilized in the goodwill valuation analysis are derived from published resources such as Ibbotson. The rates utilized were 8.15% at September 30, 2006 and 9.25% at December 31, 2005 for all business units for which goodwill is currently recorded.

     Operating Profit as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of the Company's ongoing productivity improvements over the life of the forecast model.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     Other intangible assets (all included in the Electrical Components Group) as of September 30, 2006 consisted of the following:

                                                   Gross
                                                 Carrying    Accumulated           Amortizable
                                                  Amount    Amortization    Net        Life
                                                 --------   ------------   -----   -----------
Intangible assets subject to amortization:
   Customer relationships and contracts            $39.9        $10.6      $29.3    6-15 years
   Technology                                       12.0          4.1        7.9    5-10 years
                                                   -----        -----      -----
      Total                                         51.9         14.7       37.2
Intangible assets not subject to amortization:
   Trade name                                       16.9           --       16.9
                                                   -----        -----      -----
Total intangible assets                            $68.8        $14.7       54.1
                                                   =====        =====       ====

     The estimated amortization expense over the next five years is $4.3 million for 2006 and 2007, $4.1 million for 2008, and approximately $3.9 million annually for 2009 and 2010. Amortization expense for the three months ended September 30 was $1.2 million and $1.3 million for 2006 and 2005, respectively. Amortization expense for the nine months ended September 30 was $3.1 million and $3.9 million for 2006 and 2005, respectively.

     As a result of the acquisition of In Motion Technologies Pty. Ltd. (IMT), in the first quarter 2006, the Company recorded an additional technology intangible asset of $2.0 million.

     Other intangible assets as of December 31, 2005 consisted of the following:

                                                   Gross
                                                 Carrying    Accumulated                        Amortizable
(in millions)                                     Amount    Amortization   Impairment    Net        Life
                                                 --------   ------------   ----------   -----   -----------
Intangible assets subject to amortization:
   Customer relationships and contracts.......     $39.3        $ 8.1        $  --      $31.2    6-15 years
   Technology.................................      15.4          6.4         (2.3)       6.7    3-10 years
Trade-name and trademarks.....................       0.9          0.5         (0.4)        --     3-8 years
                                                   -----        -----        -----      -----
      Total...................................      55.6         15.0         (2.7)      37.9
                                                   -----        -----        -----      -----
Intangible assets not subject to amortization:
   Trade-name.................................      16.9          --            --       16.9
                                                   -----        -----        -----      -----
Total other intangible assets.................     $72.5        $15.0        $(2.7)     $54.8
                                                   =====        =====        =====      =====

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Pension and Other Postretirement Benefit Plans

     Components of net periodic benefit (income) cost are as follows:

                                              PENSION BENEFITS      OTHER BENEFITS
                                             THREE MONTHS ENDED   THREE MONTHS ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                             ------------------   ------------------
                                               2006     2005         2006     2005
                                              ------   ------       ------   -----
Service Cost                                  $  2.1   $  2.3       $  0.8   $ 1.3
Interest Cost                                    5.4      5.4          2.4     2.8
Expected return on plan assets                 (11.1)   (10.5)          --      --
Amortization of prior service costs              0.1      0.1         (1.2)   (0.3)
Amortization of net gain                        (0.1)    (0.6)          --    (0.8)
                                              ------   ------       ------   -----
Net periodic benefit (income) cost             ($3.6)   ($3.3)        $2.0   $ 3.0
Curtailment gain - discontinued operations      (1.0)      --         (7.5)     --
                                              ------   ------       ------   -----
Total Pension (Income) Expense                 ($4.6)   ($3.3)       ($5.5)  $ 3.0
                                              ======   ======       ======   =====

                                              PENSION BENEFITS    OTHER BENEFITS
                                             NINE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
                                             -----------------   -----------------
                                               2006     2005       2006     2005
                                             -------   ------     ------   -----
Service Cost                                 $   6.8   $  6.9     $  2.5   $ 3.9
Interest Cost                                   15.9     16.2        7.3     8.4
Expected return on plan assets                 (33.4)   (31.5)        --      --
Amortization of prior service costs              0.4      0.3       (3.7)   (0.9)
Amortization of net gain                        (0.1)    (1.8)      (0.1)   (2.4)
                                             -------   ------     ------   -----
Net periodic benefit (income) cost            ($10.4)   ($9.9)    $  6.0   $ 9.0
Curtailment gain - discontinued operations      (1.0)      --       (7.5)     --
                                             -------   ------     ------   -----
Total Pension (Income) Expense                ($11.4)   ($9.9)     ($1.5)  $ 9.0
                                             =======   ======     ======   =====

     As a result of the sale of Little Giant Pump Company and an associated curtailment of pension and retiree benefits of its employees, the Company recognized a gain of $1.0 million in pension benefits and $7.5 million in other benefits in the third quarter 2006. Since the Company uses September 30 as the date upon which plan assets and obligations are measured to facilitate the preparation and reporting of pension and postretirement plan data, a three-month lag in reporting expenses and benefits occurs. Accordingly, the curtailment was recorded during the third quarter of 2006. In addition, future pension and retiree health care expense will decrease by $0.3 million per quarter.

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

8.   Guarantees and Warranties

     A portion of accounts receivable at the Company's Brazilian subsidiary are sold with recourse. Brazilian receivables sold at September 30, 2006 and December 31, 2005 were $45.7 million and $32.1 million, respectively. The Company estimates the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating profit
     (loss) and allowance for doubtful accounts.

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

     Changes in the carrying amount and accrued product warranty costs for the nine months ended September 30, 2006 and 2005 are summarized as follows:

                                                                  Nine Months
                                            Nine Months Ended        Ended
(Dollars in millions)                         Sept. 30, 2006    Sept. 30, 2005
                                            -----------------   --------------
Balance at January 1                             $ 29.4             $ 38.1
   Settlements made (in cash or in kind)          (11.5)             (18.9)
   Current year accrual                            12.9                8.5
   Adjustments to preexisting warranties           (0.7)               4.0
   Effect of foreign currency translation           0.2               (0.3)
   Sale of Little Giant Pump Company               (2.7)                --
                                                 ------             ------
Balance at September 30                          $ 27.6             $ 31.4
                                                 ======             ======

     At September 30, 2006, $22.3 million was included in current liabilities and $5.3 million was included in noncurrent liabilities.

9.   Debt

     On February 6, 2006, the Company's Senior Guaranteed Notes and Revolving Credit Facility were replaced by a new financing package that included a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The First and Second Lien Credit Agreements provided for security interests in substantially all of the Company's assets and specific quarterly financial covenants related to EBITDA (as defined under the agreement, which provides adjustments for certain items, and hereafter referred to as "Adjusted EBITDA"), capital expenditures, and fixed charge coverage. The Adjusted EBITDA covenant applied through September 30, 2007, and a fixed charge coverage covenant applied thereafter.

     As more fully described in Note 13, on April 21, 2006, the Company sold Little Giant Pump Company and proceeds from the sale were used to repay portions of the new debt arrangements. Approximately 63% of the proceeds were applied against the First Lien borrowing and 37% against the Second Lien borrowing.

     During the second quarter, the Company entered into interest rate swap agreements, effectively converting $90 million (or 25.0% of the Company's total debt as of September 30, 2006) of variable rate debt to fixed rate debt. Including the effect of these swap agreements, the effective weighted average interest rate of the Company's outstanding borrowings under the First and Second Lien Credit Agreements was 8.8% at September 30, 2006.

     At September 30, 2006, the Company had outstanding letters of credit of $6.2 million and total borrowing availability of $39.0 million under its $275 million First Lien Credit Agreement.

     In addition, the Company has various borrowing arrangements at its foreign subsidiaries to support working capital needs and governmental sponsored lendings that provided advantageous lending rates. During the quarter, the Company had net proceeds from these arrangements totaling $5.0 million.

     During 2006 the Company's results from operations have continued to be impacted by unfavorable events that have caused actual Adjusted EBITDA for the twelve-month period ended September 30, 2006, calculated to be $5.1 million, to fall short of the $21.0 million required under the credit agreements before the amendments and replacement second lien agreement described below. These events included the previously disclosed issue with respect to non-income based taxes deemed to be unconstitutional by the Brazilian Supreme Court. The Company's Adjusted EBITDA target included the expectation that approximately $7.0 million of previously provided accruals would be reversed; however, GAAP does not permit reversal until the Company's own individual case is decided by the court. Under Brazilian law, lower courts are not bound by Supreme Court decisions, and the Company's case still had not been finally decided. In addition, lower than expected sales in the Engine & Power Train Business due to lack of storm activity, operational inefficiencies at the Company's Juarez, Mexico facility and shipping delays in the Compressor Business associated with the August 1, 2006 adoption of the Oracle ERP system in the US and Brazil, contributed to the shortfall of Adjusted EBITDA versus the covenant level.

     As a result, the Company sought, and on November 3, 2006 it signed, amendments to its lending arrangements with its first and second lien lenders. The principal terms of the November 3 amendments were described in a Current Report on Form 8-K we filed on November 8, 2006.

     On November 13, 2006 we signed a new $100 million Second Lien Credit Agreement with Tricap Partners LLC (the "New Second Lien Agreement") and another amendment to our February 6,

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     2006 First Lien Credit Agreement. The new second lien facility provides the Company with additional liquidity and more lenient financial covenants. We borrowed $100 million under the new Second Lien Credit Agreement and used the proceeds to repay in full the outstanding balance of $54.6 million under the old Second Lien Credit agreement, plus a 2.0% prepayment premium, and to repay $40.0 million of borrowings under the First Lien Credit Agreement. Under the terms of the First Lien Credit Agreement, as amended, we have the capacity for additional borrowings under the borrowing base formula of $65.3 million in the U.S. and $58.3 million in foreign jurisdictions. Both the First Lien Credit Agreement as amended and the new Second Lien Credit Agreement have three year terms, from November 13, 2006 through November 12, 2009.

The Adjusted EBITDA covenant requirement as of September 30, 2006 in the First Lien Credit Agreement was removed as a result of the amendments. As part of the new Second Lien Credit Agreement with Tricap and the corresponding amendment to our First Lien Credit Agreement, the minimum cumulative Adjusted EBITDA levels (measured from October 1, 2006) for the fourth quarter 2006 and 2007 quarterly periods (in millions) were set at:

Quarterly Period Ending   First Lien Agreement   Second Lien Agreement
-----------------------   --------------------   ---------------------
December 31, 2006                ($14.9)                 ($16.9)
March 31, 2007                    ($8.0)                 ($10.0)
June 30, 2007                   $  17.0                 $  15.0
September 30, 2007              $  52.0                 $  50.0
December 31, 2007               $  82.0                 $  80.0

     Interest on the New Second Lien Agreement is equal to LIBOR plus 6.75% plus paid in kind ("PIK") interest of 1.5%. PIK interest accrues monthly on the outstanding debt balance and is paid when the associated principal is repaid. This compares to the previous second lien arrangement, as amended, of interest of LIBOR plus 7.5% plus PIK interest of 2.0%.

     While the new Second Lien Agreement has more favorable interest terms than its predecessor, our weighted average cost of borrowing under the current agreements is higher than it was before the November 13 refinancing. This is attributable to a greater proportion of our total debt being borrowed under the Second Lien Agreement ($100 million versus $54.6 million) and less under the First Lien Agreement. Giving effect to the Company's new and amended arrangements, our weighted average interest rate for all borrowings is 10.4% compared to 8.8% prior to the November 13 refinancing.

     Other interest rate related terms of the new Second Lien Credit Agreement provide for additional PIK interest at the rate of 5.0% if outstanding debt balances are not reduced by certain specified dates. This additional PIK interest would apply to the difference between a target amount of aggregate reduction in debt and the actual amount of first and second lien debt reduction according to the following milestones:

Milestone Date       Aggregate Reduction
--------------       -------------------
June 30, 2007           $20.0 million
September 30, 2007      $40.0 million
December 31, 2007       $60.0 million

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     The new Second Lien Credit Agreement also provides for an additional 2.5% in PIK interest if certain assets are not sold by December 31, 2007.

     Sources of funds to make the principal reductions could include, but are not limited to, cash from operations, reductions in working capital, or asset sales.

     In addition, the new Second Lien Credit Agreement includes a commitment to create an advisory committee to assist our board of directors in working with a nationally recognized executive recruiting firm and to recommend to the board qualified candidates for various executive management positions, including the Chief Executive Officer position. The agreement provides that when the Board engages a new Chief Executive Officer, Todd W. Herrick will remain as Chairman of the Board.

     Some of our major shareholders (Herrick Foundation, of which Todd W. Herrick and Kent B. Herrick are members of the Board of Trustees, and two Herrick family trusts, of which Todd W. Herrick is one of the trustees) entered into option agreements with Tricap to induce Tricap to make the new second lien financing available to us. We are not a party to the option agreements.

     After giving effect to the refinancing, waivers and amendments discussed above, we are currently in compliance with the covenants of our domestic debt agreements. Achieving the level of future financial performance required by our lending arrangements, will depend on a variety of factors, including customer price increases to cover increases in commodity costs, further employee headcount reductions, consolidation of productive capacity and rationalization of various product platforms. While we are currently moving forward with these actions, there can be no assurance that any of these initiatives will be sufficient if certain risks continue to impede our progress. Those risks include currency fluctuations, weather, the extent to which the Company may lose sales in reaction to higher product prices, or adverse publicity.

     In the event that we fail to improve performance through these measures, our ability to raise additional funds through debt financing will be limited. We are also concerned about the amount of debt we are carrying in this challenging operating environment and as we seek to improve our company's financial performance. As a result, we are evaluating the feasibility of asset sales as a means to reduce our total indebtedness and to increase liquidity.

     In our November 15, 2006 Form 8-K, we disclosed that the Company was in negotiations with its lenders in Brazil to reschedule maturities of its current lending arrangements for its Brazilian engine manufacturing subsidiary. The Company's Brazilian engine manufacturing subsidiary has its own financing arrangements with Brazilian banks under which it is required to pay principal installments of various amounts throughout the remainder of 2006 through 2009. Historically, the subsidiary has experienced negative cash flows from operations indicating that it may not have sufficient liquidity on its own to make all required debt repayments as originally scheduled.

     On November 21, 2006, lenders representing greater than 60% of the outstanding amounts borrowed, executed a restructuring agreement whereby scheduled maturities were deferred for eighteen months, with subsequent amortization over the following eighteen months. Other provisions of the agreement included a pledge of certain of the assets of the Brazilian engine manufacturing subsidiary, and a parent guarantee of the obligation, which would only become effective after full repayment of the Second Lien debt.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     Two banks representing less than 40% of the outstanding balances did not participate in the restructuring agreement. We ceased further payments to those banks effective November 15, 2006 and are seeking remedies available to us under Brazilian law that would require those banks to abide by the terms of the restructuring agreement. While the non-payments constitute a default under the debt agreements, the lenders under the First Lien Credit Agreement, as amended, and the new Second Lien Credit Agreement have waived, for a time, any cross-default that otherwise would result from our failing to make a required payment on these Brazilian loans. The waiver will expire 180 days after November 15, 2006, though either the First Lien or Second Lien lenders have the authority to shorten the 180-day period to 100 days. The waiver will expire immediately if a Brazilian lender takes legal action to collect and the action is not stayed within ten days. If, before the waiver expires we succeed in our legal action to compel the non-agreeing banks to abide by the terms of the restructuring agreement, the First Lien and Second Lien lenders will have no further right to declare a cross-default based on the Brazilian non-payments so long as we comply with our obligations under the restructuring agreement.

     The agreement with the Brazilian banks was subject to the approval of our First and Second Lien credit holders. This approval was obtained through amendments to our existing agreements, which were effective on December 11, 2006. The principal terms of the December 11 amendments were described on a Current Report on Form 8-K we filed on December 15, 2006. Terms of the amendments included fees paid of $1.5 million. In addition, the availability reserve of $10.0 million instituted under a previous amendment to the First Lien Credit Agreement became permanent.

     In accordance with its terms, all the debt associated with the Brazilian engine subsidiary was classified as current at December 31, 2005. As a result of the restructuring, all of the Brazilian debt that is subject to the new agreement ($60.6 million) has been classified on the Company's Consolidated Balance Sheet as long-term. The Brazilian debt that is attributable to the two banks that did not participate in the restructuring agreement ($23.9 million) continues to be carried as short-term while the Company pursues legal action to compel those banks to abide by the terms of the restructuring agreement. This classification is in accordance with Statement of Financial Accounting Standards (SFAS) 6, "Classification of Short-Term Obligations Expected to Be Refinanced." The restructuring agreement clearly permits the Company to refinance its obligations on a long-term basis, with terms that are readily determinable, and the agreement is not cancelable by the lenders except under conditions of default.

     See Part II, Item 1A, "Risk Factors," in this report for a summary of some of the most significant risks posed by our current liquidity issues.

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

     The Company, in cooperation with the WDNR, also conducted an investigation of soil and groundwater contamination at the Company's Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. The Company began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At September 30, 2006, the Company had accrued $2.3 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

     In addition to the above-mentioned sites, the Company is also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At September 30, 2006 and December 31, 2005, the Company had accrued $3.4 million and $3.5 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge the Company from its obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

11.  Income Taxes

     The Company's provision for income taxes for the three and nine month periods ended September 30, 2006 and 2005 is computed by applying an estimated annual tax rate against income (loss) from continuing operations for the period and is applied by tax jurisdiction. Under Accounting Principle Board Opinion No. 28, "Interim Financial Reporting", the Company is required to adjust its effective tax rate each three-month period to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

     For the three and nine month periods ended September 30, 2006, the Company reported other U.S. income in the form of other comprehensive income and income from discontinued operations that are related to the U.S. tax jurisdiction. Pursuant to SFAS No. 109, Paragraph 35, the Company allocated income tax expense or benefit among continuing operations, discontinued operations and OCI.

     The consolidated condensed statement of operations reflects a $8.1 million and ($3.7) million income tax provision (benefit) for the three and nine months ended September 30, 2006 and a $34.9 million and $28.3 million income tax provision for the three and nine months ended September 30, 2005. Valuation allowances were established against remaining foreign deferred tax assets in Brazil in the third quarter of 2006 (aggregating approximately $5.9 million or $0.32 per share) due to negative evidence resulting in a determination that it is no longer more likely than not that the assets will be realized. It became apparent during this quarter that the Brazilian Compressor Operations would not return to historical profitability levels, and current forecasted levels would not be sufficient to realize the net deferred tax assets.

     The expense recorded in the third quarter of 2005 was primarily related to the recognition of deferred tax asset valuation allowances against amounts previously recorded by the Brazilian Engine operations ($7.1 million) and U.S. federal jurisdiction ($18.3 million) as the preponderance of negative evidence indicated that these deferred tax assets will not be recoverable.

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

13.  Discontinued Operations

     On April 21, 2006, the Company completed the sale of its 100% ownership interest in Little Giant Pump Company for $120.7 million. Its results for the nine months ended September 30, 2006 and 2005 are included in income
     (loss) from discontinued operations. Interest expense of $0.0 million and $2.9 million was allocated to discontinued operations for the three and nine months ended September 30, 2006 because the Company's new financing package required that the proceeds from the sale be utilized to repay portions of the Company's debt. The Company recognized a pre-tax gain on the sale of $77.9 million. The gain on the sale, including losses incurred during the Company's period of ownership, net of taxes and interest, is presented in income from discontinued operations and amounted to $65.1 million net of tax ($3.52 per share). Pretax gains of $8.4 million primarily associated with curtailment of employee benefits formerly provided to Little Giant employees ($7.5 million net of tax) are reflected in third quarter financial results.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     Following is a summary of income (loss) from discontinued operations for the three months ended September 30, 2006 and 2005:

                                                           Three Months     Three Months
                                                               Ended            Ended
(Dollars in millions)                                     Sept. 30, 2006   Sept. 30, 2005
                                                          --------------   --------------
Net sales                                                      $ --             $28.6
Cost of sales                                                    --              21.7
Selling and administrative expenses                              --               4.2
                                                               ----             -----
Operating income                                                 --               2.7
Interest expense allocated                                       --               1.7
                                                               ----             -----
Income from discontinued operations before income taxes        $ --             $ 1.0
Tax provision                                                    --               0.4
                                                               ----             -----
Income from discontinued operations, net of tax                  --               0.6
                                                               ----             -----
Gain on disposal                                                8.4                --
Tax provision on gain                                           0.9                --
                                                               ----             -----
Gain on disposal, net                                           7.5                --
                                                               ----             -----
Income from discontinued operations                            $7.5             $ 0.6
                                                               ====             =====

     Following is a summary of income (loss) from discontinued operations for the nine months ended September 30, 2006 and 2005:

                                                            Nine Months      Nine Months
                                                               Ended            Ended
(Dollars in millions)                                     Sept. 30, 2006   Sept. 30, 2005
                                                          --------------   --------------
Net sales                                                     $ 32.9            $81.9
Cost of sales                                                   23.9             60.1
Selling and administrative expenses                              6.9             14.5
                                                              ------            -----
Operating income                                                 2.1              7.3
Interest expense allocated                                       2.9              4.4
                                                              ------            -----
Income (Loss) from discontinued operations before
   income taxes                                                ($0.8)           $ 2.9
Tax provision                                                    0.2              0.4
                                                              ------            -----
Income (loss) from discontinued operations, net of tax         ($1.0)           $ 2.5
                                                              ------            -----
Gain on disposal                                                77.9               --
Tax provision on gain                                           11.8               --
                                                              ------            -----
Gain on disposal, net                                           66.1               --
                                                              ------            -----
Income from discontinued operations                           $ 65.1            $ 2.5
                                                              ======            =====

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

14.  Impairments, Restructuring Charges, and Other Items

During the third quarter of 2006, the Company concluded that an asset impairment charge of $8.4 million would be required related to the Engine & Power Train business for the write-down of assets that have become idled under the segment's overall restructuring program. For the nine months ended September 30, 2006, asset impairment charges totaled $14.0 million. The Company recognized asset impairment charges of $1.4 million and $111.3 million for the three and nine months respectively ended September 30, 2005. Charges in 2005 were primarily attributable to a goodwill impairment charge related to the Electrical Components business of $108.0 million.

15.  Recently Issued Accounting Pronouncements

     Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires companies to recognize the funded status of their defined postretirement benefit plans as a net asset or liability on the balance sheet. Any unrecognized past service cost, experience gains/losses, or transition obligations are reported as a component of other comprehensive income, net of tax, in stockholders' equity. SFAS 158 also eliminates the company's option to select a date prior to its year-end balance sheet date to measure benefit plan assets and obligations.

SFAS 158 is effective with balance sheets reported as of December 31, 2006. The Company estimates that the impact of the adoption of SFAS 158 will be material. As of December 31, 2005, the Company had net unrecognized benefits totaling $27.2 million (consisting of $2.2 million related to the pension plan and $25.0 million related to the OPEB plan). If this standard had been adopted in 2005, this unrecognized amount would have been recorded in Other Comprehensive Income, thereby increasing consolidated net assets and shareholders' equity by approximately $27.2 million dollars as of that date. The actual impact on the Company's 2006 balance sheet position will vary depending on factors affecting remeasurement of plan assets and obligations as of its remeasurement date. The change in accounting principle has no impact on the Company's net earnings, cash flow, liquidity, debt covenants, or plan funding requirements. The Company is also assessing which of the acceptable alternatives prescribed in the Standard it will use to transition to a fiscal year-end measurement date.

     Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." This interpretation clarifies the accounting for income taxes recognized in accordance with SFAS 109 with respect to recognition and measurement for tax positions that are taken or expected to be taken in a tax return. FIN 48 is effective on January 1, 2007 and the Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

     Fair Value Measurements

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157), to provide enhanced guidance for using fair value to measure assets and liabilities. The Standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The Standard applies whenever other authoritative literature require (or permit) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 is effective beginning January 1, 2008, and the company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The Company has restated the quarterly financial statements for the three and nine months ended September 30, 2005 for matters, principally regarding the interim period tax provisions, discussed in Footnote 2 to the consolidated financial statements included in Item 1 of Part 1 of the Form 10-Q/A. Generally accepted accounting principles require interim period income taxes to be recorded based on an estimated annual effective rate. Due to an oversight, the Company combined the income from foreign jurisdictions with losses from foreign jurisdictions for which tax benefits are not expected to be realizable. Additionally, as a result of the sale of Little Giant Pump Company in the second quarter of 2006, the Company has recasted the Consolidated Statement of Operations for the three and nine months ended September 30, 2005 to show Little Giant Pump Company as a discontinued operation. Accordingly, the Company has restated its Consolidated Financial Statements as of and for the three and nine months ended September 30, 2005.

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

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to endeavoring to maintain and expand our business with our existing customers in our more established markets, we rely on developing new products and improving our ability to penetrate new markets through enhancements to the functionality, performance and quality of our existing products. For instance, our Compressor Group has introduced a scroll-style compressor to serve commercial refrigeration markets throughout the globe, a new line of high performance refrigeration compressors in Brazil, and it has begun producing a new expanded range rotary compressor in India for global applications. In addition, our Electrical Components Group has expanded its range of Brushless DC ("BLDC") variable speed motor products. To grow sales and improve cash flows, we must successfully bring these products to market in a timely manner and win customer acceptance.

International sales are important to our business as a whole with sales to customers outside the United States representing approximately 50% of total consolidated net sales in 2005 and 51.5% in 2006. The Company's dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of various government interventions into trade policy. We have experienced some of these factors and continue to carefully pursue these markets.

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

The foreign manufacturing operations we have developed are subject to many risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions. These considerations are especially significant in the context of our Brazilian operations. The Brazilian compressor operations provide a significant portion of total Compressor Products segment production, and our Curitiba, Brazil facility is the key future manufacturing site to supply worldwide demand for lawn and garden engines.

As a global manufacturer with production in 11 countries and sales in over 110 countries throughout the world, results are sensitive to changes in foreign currency exchange rates. In total, those movements have not been favorable to us during 2005 and the first nine months of 2006 and have had significant adverse effect on our results over these periods. We have developed strategies to mitigate or partially offset the impact, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales denominated in both U.S. Dollars and Euros. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries.

Lastly, commodity prices increased very rapidly during 2004, 2005 and into 2006. Due to competitive markets, we were not able to fully recover these cost increases through price increases and other cost savings. Increases in certain commodity costs have had a material adverse impact on our operating results during these periods. For example, from January 1, 2005 through October 31, 2006, the prices of copper and aluminum have increased approximately 124% and 37%, respectively. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, cost optimization engineering strategies, selective in-sourcing of components where we have available capacity, continued consolidation of our supply base, and acceleration of low-cost country sourcing. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers, including seeking mechanisms that would result in more timely adjustment of pricing in reaction to changing material costs. While we believe that our mitigation strategies eventually will offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. As the Company raises prices to cover cost increases, it is possible that customers may react by choosing to purchase their requirements from alternative suppliers.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. In this regard, changes in inventory management practices and customer and vendor payment terms have had a positive impact on our cash flows in the past; however, seasonal patterns and the need to build inventories to manage production transfers during restructuring programs have caused higher working capital needs. Our cash flow is highly sensitive to the price of copper and other commodities and the Company's ability to recover higher commodity costs. As we cannot predict the movement of commodity prices, which have been substantial in recent history, we cannot predict with

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

certainty that we can remain in compliance with our adjusted EBITDA covenants included in our financing arrangements. See Adequacy of Liquidity Sources for further discussion. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We use cash return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Adequacy of Liquidity," "Outlook," and "Cautionary Statements Relating To Forward-Looking Statements" below.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

THREE MONTHS ENDED SEPTEMBER 30,
(dollars in millions)                                   2006      %        2005      %
                                                      -------   -----    -------   -----
Net sales                                             $ 429.4   100.0%   $ 449.9   100.0%
Cost of sales                                           407.9    95.0%     409.8    91.1%
Selling and administrative expenses                      42.4     9.9%      37.2     8.3%
Impairments, restructuring charges, and other items       8.4     2.0%       1.4     0.3%
                                                      -------            -------
Operating income (loss)                                 (29.3)   (6.9%)      1.5     0.3%
Interest expense                                        (10.0)    2.3%      (6.3)    1.4%
Interest income and other, net                            2.1     0.5%       1.9     0.4%
                                                      -------            -------
Loss from continuing operations before taxes            (37.2)   (8.7%)     (2.9)   (0.7%)
Tax provision                                             8.1     1.9%      34.9     7.8%
                                                      -------            -------
Loss from continuing operations                        ($45.3)  (10.6%)   ($37.8)   (8.4%)
                                                      =======            =======

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Consolidated net sales from continuing operations in the third quarter of 2006 decreased to $429.4 million from $449.9 million in 2005. Excluding the increase in sales due to the effects of currency translation of $10.2 million, 2006 third quarter sales decreased by $30.7 million or 6.8%. Sales increases attributable to the Compressor and Electrical Components segments were more than offset by a substantial decline in sales in the Engine & Power Train segment.

Cost of sales was $407.9 million in the three months ended September 30, 2006, as compared to $409.8 million in the three months ended September 30, 2005. As a percentage of net sales, cost of sales were 95.0% and 91.1% in the third quarters of 2006 and 2005, respectively. The increase was primarily created by unfavorable foreign currency exchange rates and higher commodity costs, partially offset by efficiency improvements and overhead reductions.

Selling, general and administrative expenses were $42.4 million in the three months ended September 30, 2006, as compared to $37.2 million in the three months ended September 30, 2005. As a percentage of net sales, selling, general and administrative expenses were 9.9% and 8.3% in the third quarters of 2006 and 2005, respectively. The increase was primarily related to AlixPartners' fees of $5.5 million for consulting services provided to our Engine & Power Train business. Also included in Selling, General and Administrative expenses were corporate expenses of $4.7 million for the third quarter 2006, as compared to $4.6 million in the prior year. The slight increase was due to additional staffing and information technology costs, associated with the Company's globalization of certain purchasing and information technology functions.

Impairments, restructuring charges and other items were $8.4 million ($8.4 million after tax or $0.45 per share) in the three months ended September 30, 2006, compared to $1.4 million in the three months ended September 30, 2005. During the third quarter 2006, we incurred asset impairment and other

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

charges of $8.4 million related to the Engine & Power Train business for the write-down of assets that have become idled under the segment's overall restructuring program.

During the third quarter of 2005, we recognized restructuring and asset impairment charges of $1.4 million ($1.7 million net of tax or $0.09 per share) related to the European Engine & Power Train operations ($0.4 million), Compressor ($0.5 million) and Electrical Components ($0.5 million) segments.

Interest expense amounted to $10.0 million in the third quarter of 2006 compared to $6.3 million in the third quarter of 2005. The increase was primarily related to the higher average interest rates associated with the Company's current borrowing arrangements.

Interest income and other, net was $2.1 million in the third quarter of 2006 compared to $1.9 million in the third quarter of 2005.

The consolidated condensed statement of operations reflects a $8.1 million income tax provision for the third quarter 2006 and a $34.9 million income tax provision for the third quarter 2005. The third quarter of 2006 reflected a tax benefit in continuing operations offset by tax expense in other comprehensive income and discontinued operations. At September 30, 2006 and September 30, 2005, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the Company is in a cumulative three year loss position. Valuation allowances were established against remaining foreign deferred tax assets in Brazil in the third quarter of 2006 (aggregating approximately $5.9 million or $0.32 per share) due to negative evidence resulting in a determination that it is no longer more likely than not that the assets will be realized.

Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," and are applied on a jurisdiction by jurisdiction basis. Generally, the tax effect of income from items other than continuing operations is not taken into account when computing the tax effect of pretax income or loss from continuing operations. However, the exception relates to a situation in which an enterprise reports a zero total tax provision and incurs a loss from continuing operations and income related to other items such as an extraordinary item or discontinued operations. In that situation, paragraph 140 of SFAS 109 requires that all items (including extraordinary items and discontinued operations) be considered for purposes of determining the amount of tax benefit that should be allocated among continuing operations.

In the U.S. federal jurisdiction, the Company anticipates ordinary loss for the year ended December 31, 2006 and had an ordinary loss for the quarter. Given that Tecumseh recorded a full valuation allowance, no tax benefit for the losses should normally be recognized.

However, since Tecumseh reported a loss from continuing operations and income in discontinued operations and other comprehensive income (OCI) for the nine months ended September 30, 2006, tax expense/benefit was allocated to each item. Tax expense was recorded in discontinued operations and OCI related to translation gains on unremitted earnings and a tax benefit was recorded on the loss in continuing operations to offset the expense recorded in OCI and discontinued operations. The net result was an effective rate in the U.S. federal jurisdiction of 0%. Since the Company pays taxes in various states there is an expense recorded in the US that is related to separate company state tax liabilities.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The expense recorded in the third quarter of 2005 was primarily related to the recognition of deferred tax asset valuation allowances against amounts previously recorded by the Brazilian Engine operations ($7.1 million) and U.S. federal jurisdiction ($18.3 million) as the preponderance of negative evidence indicated that these deferred tax assets will not be recoverable. Refer to Note 11, "Income Taxes," for a more detailed discussion of the determining factors identified that led management to record its valuation allowances.

Net loss from continuing operations in the third quarter of 2006 was $45.3 million ($2.45 per share) as compared to net loss of $37.8 million ($2.05 per share) in the third quarter of 2005. The decline was primarily the result of the factors described above.

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

     Compressor Products

Third quarter 2006 sales in the Compressor business increased to $230.8 million from $218.6 million in the prior year. Excluding the increase in sales due to the effects of foreign currency translation of $9.3 million, sales increased by 1.3% in the third quarter. The increase was primarily attributable to higher selling prices, implemented to offset increases in material costs. Compressor volumes were somewhat compromised in the third quarter of 2006 by shipping issues which were experienced as a result of the conversion of the majority of the Compressor business to the Company's new global ERP platform in August. The Company estimates that approximately $10.0 million in lost opportunities for product shipments occurred during the transition. While some volume may be recovered in the fourth quarter of 2006, the majority of the sales volumes lost as a result of this issue are not expected to be recovered in the current season.

Compressor business operating results for the third quarter of 2006 were a loss of $6.5 million compared to income of $7.6 million in the third quarter of 2005. The lower operating income was attributable to unfavorable foreign currency exchange rates, and higher material and other input costs partially offset by pricing adjustments, headcount reductions, and productivity improvements. For the third quarter, the Brazilian Real was on average 7.3% stronger against the U.S. Dollar in 2006 versus

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2005, and the results of hedging activities were less favorable year over year in the third quarter than compared to the second quarter. Including the effects of hedging activities, the Company estimates that changes in foreign exchange rates decreased operating income by approximately $9.7 million compared to the third quarter 2005. Much of the remainder of the increase in cost was attributable to unfavorable variances associated with shipping bottlenecks experienced subsequent to the Oracle go-live, and increases in administrative costs.

     Electrical Component Products

Electrical Components business sales were $109.3 million for the third quarter of 2006, an increase of 5.8% over sales of $103.3 million in the same quarter last year. Sales were higher in the residential and commercial markets in the third quarter of 2006 (up 6.1% over third quarter 2005) due to strong HVAC related sales. Sales in the automotive market remained flat as compared to the same period in 2005.

Electrical Components operating results for the third quarter of 2006 were a loss of $0.5 million compared to income of $4.8 million in the third quarter of 2005. Approximately half of the decline during the third quarter was due to production inefficiencies, including Oracle go-live issues, associated with a facility in Mexico. The remaining differences were primarily related to a shortfall of price increases versus current commodity costs, including copper. Like the Compressor business, copper is a significant input into the cost of an electric motor. The cost of copper and other commodities were approximately $2.8 million higher in the third quarter 2006 when compared to prices available at the beginning of the year. While price advances have partially mitigated that cost increase, the structure of pricing agreements with many of our customers in the Electrical Components segment results in the implementation of pricing increases over a more extended period than in the Compressor segment. The Company estimates that pricing advances for Electrical Components customers will fully offset copper costs within the next six months, if copper costs remain at current levels.

     Engine & Power Train Products

Engine & Power Train business sales were $85.2 million in the third quarter of 2006 compared to $124.2 million for the same period a year ago. The year-over-year decline in sales was partially attributable to lower sales of generators (down $14.9 million versus 2005) caused by a lack of significant hurricane or other storm activity during the 2006 season. In addition, sales volumes of snowthrowers declined $12.3 million as compared to the third quarter of 2005, due to a shift by our customers to more aggressive inventory management policies. In snowthrower units sold, the third quarter of 2006 lagged the same period of 2005 by approximately 18.2%. The fourth quarter of 2006 is currently forecasted to be approximately flat when compared to the prior year, resulting in a decline for the full season of 11.7%. The remaining sales decline in the quarter was due to a decrease in transmission business and loss of sales into the Europe market.

Engine & Power Train business operating loss for the third quarter of 2006 was $9.2 million compared to a loss of $5.2 million during the same period a year ago. Included in the 2006 loss were AlixPartners' fees of $5.5 million in the third quarter. Exclusive of AlixPartners' fees, operating results improved by approximately 40.5% in the third quarter versus the comparable prior year period. The improvement in the third quarter results reflected lower fixed costs associated with plant closures and higher productivity levels in Brazil, partially offset by higher commodity and transportation costs and a less favorable value of the Brazilian Real. In comparison to forecasted expectations for the third

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter, results fell substantially short due to lost margins attributable to the sales declines referenced above, as well as higher-than-expected commodity surcharges.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

NINE MONTHS ENDED SEPTEMBER 30,
(dollars in millions)                                   2006       %        2005       %
                                                      --------   -----    --------   -----
Net sales                                             $1,331.8   100.0%   $1,322.9   100.0%
Cost of sales                                          1,251.8    93.9%    1,224.9    92.6%
Selling and administrative expenses                      131.9     9.9%      121.4     9.2%
Impairments, restructuring charges, and other items       14.0     1.1%      111.3     8.4%
                                                      --------            --------
Operating loss                                           (65.9)   (4.9%)    (134.7)  (10.2%)
Interest expense                                         (29.4)    2.2%      (18.0)    1.4%
Interest income and other, net                            10.0     0.7%        6.9     0.4%
                                                      --------            --------
Loss from continuing operations before taxes             (85.3)   (6.4%)    (145.8)  (11.0%)
Tax provision (benefit)                                   (3.7)   (0.3%)      28.3     2.2
                                                      --------            --------
Loss from continuing operations                         ($81.6)   (6.1%)   ($174.1)  (13.2%)
                                                      ========            ========

Consolidated net sales from continuing operations in the first nine months of 2006 increased to $1,331.8 million from $1,322.9 million in 2005. Excluding the increase in sales due to the effects of currency fluctuation of $30.2 million, 2006 first nine months sales decreased by $21.3 million or 1.6%. The sales decline was attributable to a substantial decline in sales in the Engine & Power Train segment, partially offset by increases in the Compressor and Electrical Components segments.

Cost of sales was $1,251.8 million in the nine months ended September 30, 2006, as compared to $1,224.9 million in the nine months ended September 30, 2005. As a percentage of net sales, cost of sales was 93.9% and 92.6% in the first nine months of 2006 and 2005, respectively. The increase in cost was primarily due to unfavorable foreign currency rates and higher commodity costs, offset by improved operational efficiencies, lower fixed costs associated with plant closures and a $3.5 million ($3.0 million net of tax or $0.16 per share) gain from the sale of the Douglas, Georgia engine facility in the first quarter of 2006.

Selling, general and administrative expenses were $131.9 million in the nine months ended September 30, 2006, as compared to $121.4 million in the nine months ended September 30, 2005. As a percentage of net sales, selling, general and administrative expenses were 9.9% and 9.2% in the first nine months of 2006 and 2005, respectively. The increase was primarily related to AlixPartners' fees of $18.8 million offset by global headcount reductions. Included in Selling, General and Administrative expenses were corporate expenses of $12.7 million for the first nine months of 2006. These expenses increased from $9.6 million in the prior year as a result of additional staff and information technology costs associated with the Company's globalization of certain purchasing and information technology functions.

Impairments, restructuring charges and other items were $14.0 million ($14.0 million net of tax or $0.76 per share) in the nine months ended September 30, 2006, compared to $111.3 million ($111.3 million net of tax or $6.02 per share) in the nine months ended September 30, 2005. As a percentage of net sales, impairments, restructuring charges and other items were 1.1% and 8.4% respectively in the third

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter of 2006 and 2005. During the third quarter 2006, we recorded asset impairment and restructuring charges of $8.4 million related to the Engine & Power Train business for the write-down of assets that have become idled under the segment's overall restructuring program. During the second quarter 2006, we incurred asset impairment and restructuring charges of $2.4 million ($0.13 per share) related to the Electrical Components business for the relocation of certain electric motor production from Australia to Thailand and $2.6 million ($0.14 per share) in asset impairment and restructuring charges related to the Engine & Power Train business for the consolidation of transmission production into a single U.S. facility. First quarter 2006 charges amounted to $0.6 million ($0.03 per share) and were the result of the continuation of previously announced programs.

During the first nine months of 2005, we recognized a goodwill impairment charge related to the Electrical Components business of $108.0 million ($5.84 per share), and restructuring and asset impairment charges of $3.3 million ($3.3 million net of tax or $0.18 per share) related to the Engine & Power Train ($1.4 million), Compressor ($0.9 million) and Electrical Components ($1.0 million) segments.

Interest expense amounted to $29.4 million in the first nine months of 2006 compared to $18.0 million in the first nine months of 2005. The increase was primarily related to the higher average interest rates associated with the Company's current borrowing arrangements.

Interest income and other, net was $10.0 million in the first nine months of 2006 compared to $6.9 million in the first nine months of 2005. The impact of lower interest income due to lower cash balances was more than offset by a gain of $3.6 million ($2.3 million net of tax or $0.12 per share) on the sale of the Company's interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand during the first quarter. The sale of the stock was completed in conjunction with the end of a licensing agreement between the Company's Compressor operations and Kulthorn Kirby.

The consolidated statement of operations reflects a $3.7 million income tax benefit for the first nine months of 2006 and a $28.3 million income tax expense for the first nine months of 2005. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income or discontinued operations), tax expense is first allocated to the other sources of income with a related benefit recorded in continuing operations. The second and third quarters of 2006 reflected a tax benefit in continuing operations and tax expense in other comprehensive income and discontinued operations. At September 30, 2006 and December 31, 2005, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the Company is in a cumulative three year loss position. Valuation allowances were established against remaining foreign deferred tax assets in Brazil in the third quarter of 2006 (aggregating approximately $5.9 million) due to negative evidence resulting in a determination that it is no longer more likely than not that the assets will be realized.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net loss from continuing operations in the first nine months of 2006 was $81.6 million ($4.42 per share) as compared to net loss of $174.1 million ($9.42 per share) through the third quarter of 2005. The variance was primarily the result of the factors described above.

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

     Compressor Products

Compressor business sales in the first nine months of 2006 increased to $755.6 million from $707.2 million in the first nine months of 2005. Excluding the increase in sales due to the effects of foreign currency translation of $28.9 million, sales increased by 2.8% in the first nine months. The balance of the increase was primarily attributable to higher unit volumes in aftermarket and commercial distribution markets in the U.S. and Europe as a result of favorable weather conditions, and higher selling prices implemented over the course of 2006 to offset increases in material costs. This increase over the same period in 2005 was somewhat compromised by shipping issues which were experienced as a result of the conversion of the majority of the Compressor business to the Company's new global ERP platform in August. The Company estimates that approximately $10.0 million in lost opportunities for product shipments occurred during the transition. While some volume may be recovered in the fourth quarter of 2006, the majority of the sales volumes lost as a result of this issue are not expected to be recovered in the current season.

Operating loss for the nine months ended September 30, 2006 amounted to $3.7 million compared to income of $23.6 million for the first nine months of 2005. The decline was attributable to unfavorable foreign currency rates, higher material and other input costs, and unfavorable variances associated with the Oracle go-live, partially offset by price advances, better volumes, headcount reductions, and productivity improvements. For the first nine months, the Brazilian Real was on average 12% stronger against the U.S. Dollar in 2006 versus 2005, and the results of hedging activities were less favorable year over year in the third quarter than compared to the second quarter.

     Electrical Component Products

Electrical Components business sales were $325.3 million for the first nine months of 2006, an

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase of 6.3% over sales of $305.9 million in the same period last year. In the residential and commercial markets, third quarter trends were consistent with those of the first and second quarters of 2006, with higher sales (up 10.8% over 2005 year-to-date) due to strong HVAC related sales. Lower sales in the automotive motor market (down 5.5% year-to-date) were as a result of lower build schedules and losses in sales volumes by the Company's customers at their respective OEM's. This trend moderated in the third quarter, as automotive motor sales were flat as compared to the third quarter of 2005.

Electrical Components operating results for the first nine months of 2006 were net income of $2.7 million compared to net income of $4.0 million in the first nine months of 2005. The decline was attributable to weaker results in the second and third quarters due to higher commodity costs, production inefficiencies, including Oracle go-live issues, associated with a facility in Mexico, and costs associated with a product warranty issue. These higher costs were offset somewhat by the results of the first quarter when results improved by $6.0 million over the prior year's first quarter, due to the higher sales volumes, improved operational efficiencies and pricing actions taken in 2005.

     Engine & Power Train Products

Engine & Power Train business sales for the nine months ended September 30, 2006 amounted to $237.6 million compared to $297.8 million in the same period of 2005. The most significant decline in the nine month period was primarily due to the loss of sales of $23.9 million into the European market from the Company's former Italian subsidiary that was shut down at the end of 2005. The Italian subsidiary was the primary, but not sole, source of engines for sales in the European market. This decline in unit volumes sold into Europe was partially offset by an increase in volumes sold into the United States that were primarily attributable to the placement of the Company's engines on additional product applications at existing customers. A year-over-year decline in sales volumes for generators reflects the lack of a significant hurricane or other storm activity during the 2006 season, and is down $16.3 million over the same period in 2005. In addition, sales volumes of snowthrowers declined $13.3 million as compared to the nine months of 2005, due to a shift by our customers to more aggressive inventory management policies. In units sold, 2006 volumes of snowthrowers sold year to date lagged the same period of 2005 by approximately 16.3%. The full year 2006 is currently forecasted to show a decline in snowthrower units sold of 11.7% when compared to the prior year. The remaining sales decline was due to a decrease in transmission business.

For the first nine months of 2006, the business incurred an operating loss of $38.9 million compared to an operating loss of $41.6 million in 2005. Included in the 2006 loss were AlixPartners' fees of $18.8 million in the first nine months and a $3.5 million gain from the sale of the Douglas, Georgia engine facility. Exclusive of these two items, operating results improved by approximately 43.3% in the first nine months of 2006 versus the comparable prior year period. The improvement in results reflected lower fixed costs associated with plant closures, higher productivity levels in Brazil, and higher U.S. volumes, partially offset by higher commodity and transportation costs and a less favorable value of the Brazilian Real. In comparison to forecasted expectations, year-to-date results have fallen substantially short, primarily due to lost margins attributable to the sales declines referenced above.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER MATTERS

Sale of Subsidiary

During the second quarter of 2006, the Company completed the sale of 100% of its ownership in Little Giant Pump Company. The operating results of Little Giant Pump Company for 2006 and the comparable prior year periods have been reclassified from continuing operations to income from discontinued operations. Under accounting rules, the Company has also allocated the portion of its interest expense associated with this operation to the discontinued operations line item. Proceeds from the sale were approximately $121 million. The Company recognized a pre-tax gain on the sale of $77.9 million. The gain on the sale, including losses incurred during the Company's period of ownership, net of taxes and interest, is presented in income from discontinued operations and amounted to $65.1 million net of tax ($3.52 per share). As required by the Company's lending agreements, the proceeds were utilized to repay a portion of the Company's debt. Pretax gains of $8.4 million primarily associated with curtailment of employee benefits formerly provided to Little Giant employees ($7.5 million net of tax) are reflected in third quarter financial results.

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

At September 30, 2006 and December 31, 2005, we had accrued $3.4 million and $3.5 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

AlixPartners Engagement

We engaged AlixPartners during the third quarter of 2005 to assist in the restructuring plans of the Engine & Power Train business. These plans included focusing on improving profitability and customer service. The plans also included eliminating significant duplicate capacity, among other cost reduction efforts. We believe participation by AlixPartners has allowed the Company to progress in effecting these changes in a shorter time frame than it otherwise could have achieved. During the third quarter and first nine months of 2006, the Company recognized fees of $5.5 million and $18.8 million, respectively, related to the AlixPartners engagement.

On December 9, 2006, we entered into a new letter agreement with AlixPartners and its affiliate, AP Services, LLC. This agreement provides for AlixPartners to continue to provide interim management, financial advisory, and consulting services for our Engine and Power Train Group, but alters the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amounts and timing of payments that would be due to AlixPartners over the next nine months. The new agreement replaces provisions that determined an amount of "success" fee based upon computations of cost savings with a mutually agreed upon fixed amount so that the Company would have greater certainty concerning its future cash outflows.

Albert A. Koch, a member of our Board of Directors, is a Managing Director of AlixPartners, and effective as of January 1, 2007, he will become a partner in AlixPartners. He has not been personally involved in any of the services AlixPartners has performed for us.

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

Cash Flow

For the first nine months of 2006, cash used by operations amounted to $129.4 million, reflecting both an operating loss and net investments in working capital. Accounts receivable increased by $36.3 million from the beginning of the year. This increase was the result of several factors. First, the seasonality of the Company's sales patterns resulted in higher sales in the third quarter of the year when compared to the fourth quarter of 2005. More specifically, sales in the last two months of the respective quarters - which is the primary driver of the accounts receivable balance - increased by $31.0 million in the August 1 to September 30, 2006 period when compared to November and December of 2005. Finally, receivables, on average, required an additional three days to collect as of September 30, 2006 as compared to the end of 2005. This increase was driven by the Engine & Power Train segment, whose days sales outstanding increased from 50 at the end of the year to 60 as of September 30, due to more extended payment terms to certain key customers. Recoverable non-income taxes in Brazil have increased by $33.1 million since the beginning of the year. In addition, inventories increased by $23.7 million since the beginning of the year, attributable to production inefficiencies associated with a facility in Mexico and shipping issues driven by the conversion to the Company's new global ERP platform. The cash used to fund operations, fund capital expenditures and repay amounts originally borrowed under the new debt arrangements was predominantly provided by proceeds from the sale of Little Giant Pump Company.

In evaluating its balance sheet metrics, the Company considers the days sales outstanding and days inventory on hand metrics to be more relevant when comparing year-over-year periods than when comparing the current period to year-end, as it removes any seasonality of the Company's sales patterns from the comparison. Average days sales outstanding were 58 days at September 30, 2006 versus 53 days at September 30, 2005, before giving effect to receivables sold. Days inventory on hand were 80 days at September 30, 2006, up from 77 days at September 30, 2005, due to the factors discussed above.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash provided by investing activities was $84.8 million in the first nine months of 2006 versus a use of $88.6 million for the same period of 2005. Of the overall change of $173.4 million, $43.0 million was related to lower capital expenditures due to significant new product expansions in India and Brazil in the prior year, and $132.4 million related to proceeds received from the sale of assets during 2006. Included in such sales was the Company's 100% interest in Little Giant Pump Company for $120.7 million, the sale of the Company's 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of the Company's former Douglas, Georgia manufacturing facility for $3.5 million. In addition, during the first quarter, the Company acquired a small Australian-based company, which owned patents related to the manufacturing of certain types of electric motors, which are applicable to both our Electrical Components, and Compressor segments. The entire purchase price was allocated to amortizable intangible assets.

Cash flows from financing activities used cash of $12.8 million in the first nine months of 2006 as compared to a use of $23.0 million in the same period of 2005. During the first quarter 2006, the remaining outstanding balances of our Senior Guaranteed Notes, Revolving Credit Facility and Industrial Revenue Bonds were replaced by a new financing package that included a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. During the second quarter 2006, proceeds from the sale of Little Giant Pump Company were used to repay a portion of First and Second Lien Credit Agreements, based upon formulas contained in the agreements.

Capitalization

In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our First Lien Credit Agreement, long-term debt under our Second Lien Credit Agreement, and foreign bank debt to fund our capital expenditures and working capital requirements. For the nine months ended September 30, 2006 and September 30, 2005, our average outstanding debt balance was $363.1 million and $370.9 million, respectively. During the second quarter of 2006 the Company entered into interest rate swap agreements, effectively converting $90 million of variable rate debt to fixed rate debt. The weighted average long-term interest rate, including the effect of hedging activities, was 6.7% and 4.6% for the respective periods. Among other factors, the change in the weighted average, long-term interest rate for the respective periods reflected the increase in the borrowing rate applicable to our new borrowing arrangements of 8.8% as of September 30, 2006, as compared to the original interest rate of 4.6% under our Senior Guaranteed Notes.

Accounts Receivable Sales

Certain of our Brazilian and Asian subsidiaries periodically sell their accounts receivable to financial institutions. Such receivables are factored with recourse to us and, in the case of Brazil, are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $45.7 million and $32.1 million as of September 30, 2006 and December 31, 2005, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements. However, in recent years cash flows from operations have been negative and the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company has had to rely on existing cash balances, proceeds from credit facilities and asset sales to fund its needs.

Throughout the third quarter, our main domestic credit facilities were provided under two credit agreements we signed on February 6, 2006: a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. Both agreements provided for security interests in substantially all of the Company's assets and specific financial covenants related to EBITDA (as defined under the agreements and hereafter referred to as our "Adjusted EBITDA"), capital expenditures, fixed charge coverage, and limits on additional foreign borrowings. During the third quarter, the weighted average annual interest rate on our borrowings under these agreements was 8.8%.

During 2006 the Company's results from operations have continued to be impacted by unfavorable events that have caused actual Adjusted EBITDA for the twelve-month period ended September 30, 2006, calculated to be $5.1 million, to fall short of the $21.0 million required under the credit agreements before the amendments and replacement second lien agreement described below. These events included the previously disclosed issue with respect to non-income based taxes deemed to be unconstitutional by the Brazilian Supreme Court. The Company's Adjusted EBITDA target included the expectation that approximately $7.0 million of previously provided accruals would be reversed; however, GAAP does not permit reversal until the Company's own individual case is decided by the court. Under Brazilian law, lower courts are not bound by Supreme Court decisions, and the Company's case still had not been finally decided. In addition, lower than expected sales in the Engine & Power Train Business due to lack of storm activity, operational inefficiencies at the Company's Juarez, Mexico facility and shipping delays in the Compressor Business associated with the August 1, 2006 adoption of the Oracle ERP system in the US and Brazil, contributed to the shortfall of Adjusted EBITDA versus the covenant level.

As a result, the Company sought, and on November 3, 2006 it signed, amendments to its lending arrangements with its first and second lien lenders. The principal terms of the November 3 amendments were described in a Current Report on Form 8-K we filed on November 8, 2006.

On November 13, 2006 we signed a new $100 million Second Lien Credit Agreement with Tricap Partners LLC (the "New Second Lien Agreement") and a corresponding further amendment to our February 6, 2006 First Lien Credit Agreement. The new second lien facility provides the Company with additional liquidity and more lenient financial covenants. We borrowed $100 million under the new Second Lien Credit Agreement and used the proceeds to repay in full the outstanding balance of $54.6 million under the old Second Lien Credit agreement, plus a 2.0% prepayment premium, and to repay $40.0 million of borrowings under the First Lien Credit Agreement. Under the terms of the First Lien Credit Agreement, as amended, we have the capacity for additional borrowings under the borrowing base formula of $65.3 million in the U.S. and $58.3 million in foreign jurisdictions. Both the First Lien Credit Agreement as amended and the new Second Lien Credit Agreement have three year terms, beginning November 13, 2006 and ending November 12, 2009.

The Adjusted EBITDA covenant requirement as of September 30, 2006 in the First Lien Credit Agreement was removed as a result of the amendments. As part of the new Second Lien Credit Agreement with Tricap and the corresponding amendment to our First Lien Credit Agreement, the minimum cumulative Adjusted EBITDA levels (measured from October 1, 2006) for the fourth quarter 2006 and 2007 quarterly periods (in millions) were set at:

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarterly Period Ending   First Lien Agreement   Second Lien Agreement
-----------------------   --------------------   ---------------------
December 31, 2006                ($14.9)                ($16.9)
March 31, 2007                    ($8.0)                ($10.0)
June 30, 2007                     $17.0                  $15.0
September 30, 2007                $52.0                  $50.0
December 31, 2007                 $82.0                  $80.0

Interest on the new Second Lien Agreement is equal to LIBOR plus 6.75% plus paid in kind ("PIK") interest of 1.5%. PIK interest accrues monthly on the outstanding debt balance and is paid when the associated principal is repaid. This compares to the previous second lien arrangement, as amended, of cash interest of LIBOR plus 7.5% plus PIK interest of 2.0%.

While the new Second Lien Agreement has more favorable interest terms than its predecessor, our weighted average cost of borrowing under the current agreements is higher than it was before the November 13 refinancing. This is attributable to a greater proportion of our total debt being borrowed under the Second Lien Agreement ($100 million versus $54.6 million) and less under the First Lien Agreement. Giving effect to the Company's new and amended arrangements, our weighted average interest rate for all borrowings is 10.4% compared to 8.8% prior to the November 13 refinancing.

Other interest rate related terms of the new Second Lien Credit Agreement are also more favorable than the former second lien arrangement, as amended. The new Second Lien Credit Agreement provides for additional PIK interest at the rate of 5.0% if outstanding debt balances are not reduced by certain specified dates. This additional PIK interest would apply to the difference between a target amount of aggregate reduction in debt and the actual amount of first and second lien debt reduction according to the following milestones:

Milestone Date       Aggregate Reduction
--------------       -------------------
June 30, 2007        $20.0 million
September 30, 2007   $40.0 million
December 31, 2007    $60.0 million

The new Second Lien Credit Agreement also provides for an additional 2.5% in PIK interest if certain assets are not sold by December 31, 2007.

Sources of funds to make the principal reductions could include, but are not limited to, cash from operations, reductions in working capital, or asset sales.

In addition, the new Second Lien Credit Agreement includes a commitment to create an advisory committee to assist our board of directors in working with a nationally recognized executive recruiting firm and to recommend to the board qualified candidates for various executive management positions, including the Chief Executive Officer position. The agreement provides that when the Board engages a new Chief Executive Officer, Todd W. Herrick will remain as Chairman of the Board.

Some of our major shareholders (Herrick Foundation, of which Todd W. Herrick and Kent B. Herrick are members of the Board of Trustees, and two Herrick family trusts, of which Todd W. Herrick is one of the trustees) entered into option agreements with Tricap to induce Tricap to make the new second lien financing available to us. We are not a party to the option agreements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

After giving effect to the refinancing, waivers and amendments discussed above, we are currently in compliance with the covenants of our domestic debt agreements. Achieving the level of future financial performance required by our lending arrangements will depend on a variety of factors, including customer price increases to cover increases in commodity costs, further employee headcount reductions, consolidation of productive capacity and rationalization of various product platforms. While we are currently moving forward with these actions, there can be no assurance that any of these initiatives will be sufficient if certain risks continue to impede our progress. Those risks include currency fluctuations, weather, the extent to which the Company may lose sales in reaction to higher product prices, or adverse publicity.

In the event that we fail to improve performance through these measures, our ability to raise additional funds through debt financing will be limited. We are also concerned about the amount of debt we are carrying in this challenging operating environment and as we seek to improve our company's financial performance. As a result, we are evaluating the feasibility of asset sales as a means to reduce our total indebtedness and to increase liquidity.

In our November 15, 2006 Form 8-K, we disclosed that the Company was in negotiations with its lenders in Brazil to reschedule maturities of its current lending arrangements for its Brazilian engine manufacturing subsidiary. The Company's Brazilian engine manufacturing subsidiary has its own financing arrangements with Brazilian banks under which it is required to pay principal installments of various amounts throughout the remainder of 2006 through 2009. Historically, the subsidiary has experienced negative cash flows from operations indicating that it may not have sufficient liquidity on its own to make all required debt repayments as originally scheduled.

On November 21, 2006, lenders representing greater than 60% of the outstanding amounts borrowed, executed a restructuring agreement whereby scheduled maturities were deferred for eighteen months, with subsequent amortization over the following eighteen months. Other provisions of the agreement included a pledge of certain of the assets of the Brazilian engine manufacturing subsidiary, and a parent guarantee of the obligation, which would only become effective after full repayment of the Second Lien debt.

Two banks representing less than 40% of the outstanding balances did not participate in the restructuring agreement. We have ceased further payments to those banks effective November 15, 2006 and are seeking remedies available to us under Brazilian law that would require those banks to abide by the terms of the restructuring agreement. While the non-payments constitute a default under the debt agreements, the lenders under the First Lien Credit Agreement, as amended, and the new Second Lien Credit Agreement have waived, for a time, any cross-default that otherwise would result from our failing to make a required payment on these Brazilian loans. The waiver will expire 180 days after November 15, 2006, though either the First Lien or Second Lien lenders have the authority to shorten the 180-day period to as few as 100 days. The waiver will expire immediately if a Brazilian lender takes legal action to collect and the action is not stayed within ten days. If, before the waiver expires, we succeed in our legal action to compel the non-agreeing banks to abide by the terms of the restructuring agreement, the First Lien and Second Lien lenders will have no further right to declare a cross-default based on the Brazilian non-payments so long as we comply with our obligations under the restructuring agreement.

The agreement with the Brazilian banks was subject to the approval of our First and Second Lien credit holders. This approval was obtained through amendments to our existing agreements, which were

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

effective on December 11, 2006. The principal terms of the December 11 amendments were described on a Current Report on Form 8-K we filed on December 15, 2006. Terms of the amendments included fees paid of $1.5 million. In addition, the availability reserve of $10.0 million instituted under a previous amendment to the First Lien Credit Agreement became permanent.

In accordance with its terms, all the debt associated with the Brazilian engine subsidiary was classified as current at December 31, 2005. As a result of the restructuring, all of the Brazilian debt that is subject to the new agreement ($60.6 million) has been classified on the Company's Consolidated Balance Sheet as long-term. The Brazilian debt that is attributable to the two banks that did not participate in the restructuring agreement ($23.9 million) continues to be carried as short-term while the Company pursues legal action to compel those banks to abide by the terms of the restructuring agreement. This classification is in accordance with Statement of Financial Accounting Standards (SFAS) 6, "Classification of Short-Term Obligations Expected to Be Refinanced." The restructuring agreement clearly permits the Company to refinance its obligations on a long-term basis, with terms that are readily determinable, and the agreement is not cancelable by the lenders except under conditions of default.

After giving effect to the restructuring of a portion of the Brazilian debt from current to long-term and the amendments to the First and Second Lien agreements, the Company's payments by period for its long-term contractual obligations are as follows:

                                     Payments by Period (in millions)
                                  -------------------------------------
                                   Total   Less than 1 Year   1-3 Years
                                  ------   ----------------   ---------
Long-Term Debt                    $360.7        $95.0           $265.7
Interest Payments on Debt (a)      119.4         41.2             78.2
Interest Rate Swap Payments (b)       --           --               --

(a) Interest rate is assumed to remain constant at current weighted average rate of 10.4%.

(b)  Less than $20,000 annually.

See Part II, Item 1A, "Risk Factors," in this report for a summary of some of the most significant risks posed by our current liquidity issues.

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

Although not mentioned at December 31, 2005, we regard the recoverability of our deferred tax assets as a critical accounting estimate. We are required to estimate whether recoverability of our deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction. We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations. Examples of evidence that we consider when making judgments about the deferred tax valuation includes tax law changes, a history of cumulative losses, and variances in future projected profitability. Full valuation allowances will be maintained against deferred tax assets in the U.S. and other foreign countries until sufficient positive evidence exists to reduce or eliminate them. In the third quarter of 2006, valuation allowances were established against remaining foreign deferred tax assets in Brazil (aggregating approximately $5.9 million) due to negative evidence (including a continuation of losses recognized during 2006) which resulted in a determination that it is no longer more likely than not that the assets will be realized.

As discussed in the Significant Accounting Policies and Critical Accounting Estimates sections of the Form 10-K for the year ended December 31, 2005, the Company traditionally conducts its annual assessment of impairment for goodwill in the fourth quarter by comparing the carrying value of the Company's reporting units to their fair value. Fair value of the Company's goodwill and other intangible assets is estimated based upon a present value technique using discounted future cash flows, forecasted out over a six year period, with residual growth rates forecasted at 3.0% thereafter. The Company uses management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in our valuation model, the Company evaluates whether there is a reasonable basis for differences between actual results of the preceding year and projected results for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecast data, due to multiple factors such as improved efficiencies or incremental sales volume opportunities that are deemed to be reasonably likely to be achieved. In the India reporting unit of the Compressor Group, the goodwill analysis performed at the end of 2005 projected growth rates of approximately 35.0% and 29.0% in 2007 and 2008 respectively, before moderating to a 3.0% residual growth rate. For the reporting unit within the Electrical Components Group, the rates were approximately 10.0% and 9.0% in 2007 and 2008, thereafter adjusting to 3.0%, and the Europe reporting unit of the Compressor Group projected growth rates of approximately 5.0% in 2007 and 2008, adjusted to 3.0% thereafter.

While performance of the Europe reporting unit of the Compressor Group has been relatively close to expectation during the first nine months of 2006, the India reporting unit of the Compressor Group has seen its net profitability decline $7.0 million against the forecasts made at the beginning of the year, and the reporting unit within the Electrical Components Group with goodwill has reported net profit results $20.5 million lower than forecast.

The majority of the profitability decline against the original 2006 plan for the Electrical Components reporting unit occurred in the third quarter of the year. Profitability in the first quarter of the year exceeded expectations; the second quarter, while unprofitable and unfavorable to plan, still showed

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

forecasts that the full year would be profitable. By the end of the third quarter, however, the decline against expectations had continued and become more pronounced, and the full year forecast indicated a substantial loss for the business unit was now anticipated. According to SFAS No. 142, "Goodwill and other Intangible Assets," "goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount." The profitability decline for the Electrical Components reporting unit in the third quarter led the Company to conclude that it should perform an interim goodwill impairment analysis, incorporating the 2006 year to date results and updated cash flow forecasts. The sales growth rates utilized in the interim analysis were 3.0% or less in each year, and operating profit as a percentage of sales ranged from 0.8% to 7.8%. Based on the results of this analysis, the Company determined that no impairment of the unit's goodwill had taken place.

Although the decline in sales and profitability in the current year for the India reporting unit is considered to be temporary and due to a delay in the launch of new products, the operating profit performance through the nine months of 2006 led the Company to perform an interim goodwill analysis for that business unit as well. The sales growth rates utilized in the interim analysis were reduced to 21.5% in 2007, 2.2% in 2008, and 3.0% percent thereafter. The operating profit percentages were modeled at 2.8% of sales. Based on the results of this interim analysis, the Company determined that no impairment of the unit's goodwill has taken place.

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

Discount rates utilized in the goodwill valuation analysis are derived from published resources such as Ibbotson. The rates utilized were 8.15% at September 30, 2006 and 9.25% at December 31, 2005 for all business units for which goodwill is currently recorded.

Operating Profit as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of the Company's ongoing productivity improvements over the life of the forecast model. The Europe reporting unit forecasted operating profit percentages ranging from 1.3% up to 3.9%. The India reporting unit forecasted 2.8% of sales, and the reporting unit within the Electrical Components Group with goodwill forecasted a range of 0.8% to 7.8%.

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

Other than the addition of the disclosure of the policies regarding income taxes and goodwill noted above, there have been no significant changes to our significant accounting policies or critical accounting estimates during the first nine months of 2006.

Recently Issued Accounting Pronouncements

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires companies to recognize the funded status of their defined postretirement benefit plans as a net asset or liability on the balance sheet. Any unrecognized past service cost, experience gains/losses, or transition obligations are reported as a component of other comprehensive income, net of tax, in stockholders' equity. SFAS 158 also eliminates the company's option to select a date prior to its year-end balance sheet date to measure benefit plan assets and obligations.

SFAS 158 is effective with balance sheets reported as of December 31, 2006. The Company estimates that the impact of the adoption of SFAS 158 will be material. As of December 31, 2005, the Company had net unrecognized benefits totaling $27.2 million (consisting of $2.2 million related to the pension plan and $25.0 million related to the OPEB plan). If this standard had been adopted in 2005, this unrecognized amount would have been recorded in Other Comprehensive Income, thereby increasing consolidated net assets and shareholders' equity by approximately $27.2 million. The actual impact on the Company's 2006 balance sheet position will vary depending on factors affecting remeasurement of plan assets and obligations as of its remeasurement date. The change in accounting principle has no impact on the Company's net earnings, cash flow, liquidity, debt covenants, or plan funding requirements. The Company is also assessing which of the acceptable alternatives prescribed in the Standard it will use to transition to a fiscal year-end measurement date.

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

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), to provide enhanced guidance for using fair value to measure assets and liabilities. The Standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The Standard applies whenever other authoritative literature require (or permit) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 is effective beginning January 1, 2008, and the company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

OUTLOOK

Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included below.

The outlook for the remainder of 2006 is subject to the same variables that negatively impacted the Company throughout 2005 and the first nine months of 2006. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, the Company does not expect these factors to become any more favorable in the foreseeable future. Certain key commodities, including copper and aluminum continue to trade at elevated levels compared to recent history. From January 1, 2006 through October 31, 2006, the prices of copper and aluminum have increased approximately 60% and 23%, respectively. Lack of storm activity has significantly reduced sales of engines used for generators and has left the Company and the industry with above normal inventory levels. The Brazilian Real continues to strengthen against the dollar, and as of October 31, 2006 had strengthened 8.5% since the beginning of the year.

Accordingly, the Company expects to continue to incur losses in the fourth quarter 2006, as we do not expect improvements in any of the key factors noted above. Specifically, the Compressor and Electrical Components groups' fourth quarter results are expected to lag the results of the comparable 2005 period. On the other hand, despite the expectation of continued lower levels of sales in the Engine group due to unfavorable market conditions, results in the Engine Group are expected to improve over the very poor 2005 fourth quarter excluding restructuring charges. This improvement continues to be driven by the overall restructuring efforts undertaken by AlixPartners and as further restructuring steps are completed it is expected that additional excess capacity will become idle and impairments might need to be recognized. While no such actions have been approved, these actions could have a significant effect on the consolidated financial position and future results of operations of the Company.

To respond to the continued losses and consumption of capital resources, the Company is seeking price increases to cover its increased input costs, and has planned further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms. We believe that such actions will contribute to restoring the profitability of the Company, will help to mitigate such

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

negative external factors as currency fluctuation and increased commodity costs and will result in improved operating performance in all business segments in 2007. These actions also could result in restructuring and/or asset impairment charges in the foreseeable future and accordingly, could have a significant effect on the consolidated financial position and future results of operations of the Company.

In addition, we are also concerned about the amount of debt carried by the Company during this period of unfavorable operating environment. As a result, the Company will be evaluating the feasibility of asset sales as a means to reduce the overall amount of Company indebtedness. Such transactions could also have a significant effect on future results of operations.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices, and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and the Company's risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of the Company's policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in its Annual Report on Form 10-K in Item 7A and in Notes 1 and 12 of the Notes to Consolidated Financial Statements. The Company does not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first nine months of 2006.

The Company is subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, the Company does not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. The Company does, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows local management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is the policy of the Company not to purchase financial and/or derivative instruments for speculative purposes. At September 30, 2006 and December 31, 2005, the Company held foreign currency forward contracts with a total notional value of $148.9 million and $173.0 million, respectively. The Company has a particularly concentrated exposure to the Brazilian Real. The Company estimates, excluding any mitigation as the result of hedging activities, that a change in the value of the Real of 0.10 per U.S. Dollar will affect pre-tax results by approximately $10 million on an annual basis.

The Company uses commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and aluminum, used as raw material in the production of motors, electrical components and engines. Company policy allows local management to contract commodity forwards for a limited percentage of projected raw material requirements up to fifteen months in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. The Company's practice has been to accept delivery of the commodities and consume them in manufacturing activities. At September 30, 2006 and December 31, 2005, the Company held a total notional value of $5.5 million and $61.8 million, respectively, in commodity forward purchasing contracts. The majority of these contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted; however, commodity contracts at the Company's French compressor subsidiary are essentially derivative financial instruments designed to hedge the fluctuation in commodity pricing and, as such, are subject to the provisions of SFAS No. 133, as amended by SFAS 149.

The Company is subject to interest rate risk, primarily associated with its borrowings of $360.7 million at September 30, 2006. The Company's $250 million First Lien Credit Agreement and $100 million Second Lien Credit agreement are variable-rate debt. The Company's remaining borrowings consist of variable-rate borrowings by its foreign subsidiaries. The Company entered into variable to fixed interest

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

rate swaps with notional amounts totaling $90 million. The Company's remaining borrowings consist of variable-rate borrowings by its foreign subsidiaries. This resulted in 25.0% of the Company's total debt at September 30, 2006 being fixed-rate. While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow because the Company intends to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of the Company's variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $2.7 million.

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

As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Disclosure Committee and management, including the President and Chief Executive Officer and the Company's Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Treasurer and Chief Financial Officer concluded that because of the material weaknesses discussed below, which still exist as of September 30, 2006, the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006. Notwithstanding the material weaknesses, management believes that the financial statements included in this report fairly state in all material respects our financial condition, results of operations and cash flows for the periods presented.

As outlined in management's amended annual report as of December 31, 2005:

1) The Company did not maintain effective controls over user access rights to certain financial application systems which could affect accounts receivable and revenue, inventory and cost of goods sold, and accounts payable and other financial statement accounts at a number of its locations. Specifically, the control deficiencies demonstrated an inadequate design of access security policies and segregation of duties requirements as well as a lack of independent monitoring of user access to financial application programs and data. These control deficiencies, when aggregated, could result in misstatements to the aforementioned financial statement accounts that would result in a material misstatement to the consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 4
                             CONTROLS AND PROCEDURES

These material weaknesses continued to exist at September 30, 2006.

Management's Remediation Plan

The Company has implemented additional controls to remediate the material weakness related to user access rights. These controls include, but are not limited to, additional levels of reviews of transactions, additional reviews of changes to financial applications and data by those with access to both, and reassignment of responsibilities to provide for better segregation of duties. While specific efforts have been undertaken, and are on-going, to address the segregation of duties and system access issues within each of the affected locations, the Company has not completed its process to verify the adequacy of the measures taken and ensure these steps have completely addressed the previously identified concerns.

The Company has also made progress with respect to its implementation of a common, global ERP system, which represents the long-term solution to these deficiencies as well as a significant improvement to the overall internal control structure of the Company. The system implementation includes improved controls over access to financial application programs and data, independent monitoring of users having unrestricted access to financial application programs and data, and provides for improved segregation of duties. On April 1, 2006, four of nine locations, scheduled for implementation during 2006, went live. These locations represented approximately 8% of the Company's employee base, 14% of its assets and 4% of its revenues. On May 1, 2006, two additional locations went live representing approximately 14%, 5% and 7% of employees, assets and revenues, respectively. The remaining three locations went live on August 1, 2006, representing approximately 36%, 47% and 40% of employees, assets and revenues, respectively. As of the date of this filing, in aggregate, approximately 58% of the Company's employee base, 66% of its assets and 51% of its revenues are operating under the Company's new ERP system. However, some of the remaining locations utilize systems that have segregation of duty limitations as previously described. The remainder of these locations is expected to adopt the new system in 2007. Until such time, the Company is implementing other measures to correct the segregation of duty issues at these locations.

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

Changes In Internal Control Over Financial Reporting

As noted above, the Company is in the process of implementing a new global ERP system. During the three months ended September 30, 2006, that process resulted in significant changes that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting at the operations affected. The Company believes it has designed adequate controls into the new system.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the risk factors presented in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, readers should consider the following:

     WE MAY NOT HAVE SUFFICIENT LIQUIDITY TO CONTINUE OPERATING AS A GOING CONCERN.

We must comply with the financial covenants in our U.S. credit agreements. To avoid defaults under financial covenants, we have been forced to amend or refinance our U.S. credit agreements for five out of the last six fiscal quarters, including the most recent one. While our current agreements provide somewhat wider latitude than we have enjoyed in the past, we cannot continue to sustain losses at current levels without consuming our available capital resources and again failing to meet financial covenants.

If we default under our U.S. credit agreements, either through failing to meet financial covenants or in some other way, our lenders could elect to stop making the advances we need to fund daily operations, could declare all the debt we owe them immediately due and payable, and could proceed against their collateral. Under those circumstances, we might elect or be compelled to enter bankruptcy proceedings, in which case our shareholders could lose the entire value of their investment in our common stock.

For more information about the provisions of our U.S. credit agreements, as well as our Brazilian debt, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Adequacy of Liquidity Sources" and Note 9 to our financial statements.

     WE MAY DISPOSE OF SOME OF OUR LINES OF BUSINESS OR BECOME EVEN MORE LEVERAGED.

Our new Second Lien Credit Agreement requires us to accrue additional PIK interest if we do not reduce the principal balance according to a specified schedule. If funds from operations combined with proceeds of potential asset sales are insufficient to meet the payment schedule, the resulting PIK interest will increase our total debt, thus increasing the leverage risks described in
Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

In addition, if we choose to sell any of our businesses future cash flows and results of operations will be affected. The effects could be either positive or negative and could be material.

For more information about the applicable terms of the Second Lien Credit Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Adequacy of Liquidity Sources" and Note 9 to our financial statements.

ITEM 5. OTHER INFORMATION

On November 15, 2006, the Company concluded that an asset impairment charge totaling $8.4 million would be required in the third quarter related to the Engine & Power Train business for the write-down of assets that have become idled under the segment's overall restructuring program. The Company does not expect any future cash expenditures related to the impairment charge.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)  Exhibit
      Number   Description
     -------   -----------
       4.1     Amendment No. 4 to First Lien Credit Agreement dated as of
               December 7, 2006 by and among Tecumseh Products Company, certain
               Lenders and Issuers listed therein, and Citicorp USA, Inc. as
               Administrative Agent and Collateral Agent

       4.2     Amendment No. 1 to Amended and Restated Second Lien Credit
               Agreement dated as of December 7, 2006 among Tecumseh Products
               Company, Tricap Partners LLC, and Citicorp USA, Inc.

       10.1 Out-of-Court Restructuring Agreement dated November 21, 2006 among Tecumseh Products Company, Tecumseh Power Company, TMT
               Motoco do Brasil, Ltda., and the banks named therein

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