Form 10-K
period 2006-12-31
TECUMSEH PRODUCTS CO
filed 2007-04-10
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended December 31, 2006 Commission File Number 0-452

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

Securities Registered Pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange
Title of Each Class                     on Which Registered
-------------------                     ---------------------------

Class B Common Stock, $1.00 Par Value   The Nasdaq Stock Market LLC
Class A Common Stock, $1.00 Par Value   The Nasdaq Stock Market LLC
Class B Common Stock Purchase Rights    The Nasdaq Stock Market LLC
Class A Common Stock Purchase Rights    The Nasdaq Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Certain shareholders, which, as of June 30, 2006, held an aggregate of 790,947 shares of Registrant's Class A Common Stock and 2,216,044 shares of its Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of June 30, 2006 (based on the closing prices of $19.20 per Class A share and $15.87 per Class B share, as reported on the NASDAQ Stock Market on such date) of 12,610,991 Class A shares and 2,861,702 Class B shares held by non-affiliates was $287,546,238.

      Numbers of shares outstanding of each of the Registrant's classes of
                       Common Stock at February 23, 2006:

                Class B Common Stock, $1.00 Par Value: 5,077,746
                Class A Common Stock, $1.00 Par Value: 13,401,938

Certain information in the definitive proxy statement to be used in connection with the Registrant's 2007 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.    Business......................................................      5
Item 1A.   Risk Factors..................................................     15
Item 1B.   Unresolved Staff Comments.....................................     20
Item 2.    Properties....................................................     20
Item 3.    Legal Proceedings.............................................     20
Item 4.    Submission of Matters to a Vote of Security Holders...........     23

                                     PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities..........     24
Item 6.    Selected Financial Data.......................................     25
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................     27
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....     54
Item 8.    Financial Statements and Supplementary Data...................     56
Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................     99
Item 9A.   Controls and Procedures.......................................     99
Item 9B.   Other Information.............................................    101

                                    PART III

Item 10.   Directors and Executive Officers of the Company...............    101
Item 11.   Executive Compensation........................................    102
Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters............................    102
Item 13.   Certain Relationships and Related Transactions, and Director
              Independence...............................................    103
Item 14.   Principal Accountant Fees and Services........................    103

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules....................    103
Signatures...............................................................    110

                                     PART I

ITEM 1. BUSINESS

GENERAL

Tecumseh Products Company (the "Company") is a full-line, independent, global manufacturer of hermetic compressors for residential and commercial refrigerators, freezers, water coolers, dehumidifiers, window air conditioning units and residential and commercial central system air conditioners and heat pumps; electric motors and components, including AC and DC motors, blowers, gear motors and linear actuators for a wide variety of industrial and consumer applications across a broad range of industries; and gasoline engines and power train for lawn mowers, lawn and garden tractors, garden tillers, string trimmers, snow throwers, industrial and agricultural applications and recreational vehicles. We believe we are one of the largest independent producers of hermetically sealed compressors in the world, one of the world's leading manufacturers of small gasoline engines and power train products used in lawn and garden applications, and one of the leading manufacturers of fractional horsepower motors for the United States market. We group our products into three principal market segments: Compressor Products, Electrical Component Products and Engine & Power Train Products. The majority of our products are sold in countries all around the world.

Compressor Products include a broad range of air conditioning and refrigeration compressors, as well as refrigeration condensing units and complete refrigeration systems. Our compressor products range from fractional horsepower models used in small refrigerators and dehumidifiers to large compressors used in unitary air conditioning applications. We sell compressors in four compressor market segments: (i) household refrigerators and freezers; (ii) room air conditioners; (iii) commercial and residential unitary central air conditioning systems; and (iv) commercial refrigeration applications including freezers, dehumidifiers, display cases and vending machines. We sell compressors to original equipment manufacturers ("OEMs") and aftermarket distributors.

Electrical Component Products include AC and DC electric motors, blowers, gear motors and linear actuators for a broad and diverse set of applications across many industries. These markets include automotive, appliance and consumer durables, heating and cooling equipment, computer and office equipment, industrial machinery, commercial equipment, aerospace and healthcare. In addition to motors, we also manufacture other electrical components that work in tandem with electric and electronic devices to manage and regulate their operation and provide connectivity and other motor parts for sale to external customers. These products include overloads, relays, thermostats, terminals, laminations and electronic circuit boards. In addition, we have developed an uninterruptible alternative power system for use in mission critical facilities, such as cell towers and data centers, where reliable power is a necessity. We have uninterruptible power units undergoing internal and customer testing.

Engine & Power Train Products consist of (i) two- and four-cycle gasoline engines for use in a wide variety of lawn and garden applications and other consumer and light commercial applications and (ii) transmissions, transaxles and related parts for use principally in lawn and garden tractors and riding lawn mowers. We sell engine and power train products to OEMs and aftermarket distributors.

We formerly reported a fourth segment, Pumps, but during 2006 we sold our Little Giant Pump Company, which represented about 90% of our former pump business.

FOREIGN OPERATIONS AND SALES

International sales and manufacturing are extremely important to our business as a whole. In 2006, sales to customers outside the United States represented approximately 52% of total consolidated net sales. In addition to North American operations, compressor products are sold from Brazil, France, India and Malaysia, engines and component parts are produced in the Czech Republic and Brazil and electric motors are produced in Mexico, Thailand and Australia.

Products sold outside the United States are manufactured at both U.S. and foreign plants. Tecumseh do Brasil, Ltda. ("Tecumseh do Brasil"), our Brazilian compressor subsidiary, sells its products principally in Latin America, North America, Europe, Africa and the Middle East. The Brazilian operation represents a significant portion of our compressor business. In 2006, total sales generated by Tecumseh do Brasil amounted to approximately 41% of total Compressor Products segment sales.

Our European compressor subsidiary, Tecumseh Europe, S.A. ("Tecumseh Europe"), generally sells the compressor products it manufactures in Europe, the Middle East, Africa, Latin America and Asia. We also have two manufacturing facilities in India that produce air conditioning and refrigeration compressors primarily for the Indian appliance market with a growing amount of exports to North America, the Middle East, the Far East and Africa.

The primary market for Electrical Component products is North America with some sales of fractional horsepower motors in Australia, Europe and Asia. Motor manufacturing operations outside the United States are located in Canada, Mexico and Thailand, with some final assembly in Australia. Mexican operations are used primarily to supply the North American market, while the Thai operations supply Asia, Australia and North America.

In the engine business, we have two principal markets. The North American market is served by our U.S. and Brazilian manufacturing operations. The European market is served by U.S. export sales following the closure of our Italian engine subsidiary, Tecumseh Europa, S.p.A. ("Tecumseh Europa") in December 2005. In addition, the engine business has a manufacturing facility in the Czech Republic that produces engine components for export to the U.S. market. Our facility in Curitiba, Brazil produces engine components and sub-assemblies, as well as full engine assemblies, and exports to both the U.S. and European markets.

Our dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. Our foreign manufacturing operations are subject to other risks as well, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals and instabilities in the workforce due to changing political and social conditions. These considerations are especially significant in the context of our Brazilian operations given the importance of Tecumseh do Brasil's performance to our total operating results.

INDUSTRY SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

The results of operations and other financial information by industry segment and geographic location for each of the years ended December 31, 2006, 2005 and 2004 appear under the caption "Business Segment Information" in Note 9 to the Consolidated Financial Statements which appear in Part II, Item 8, of this report, "Financial Statements and Supplementary Data," and that information is incorporated by reference into this Item 1. The information contained under the caption "Business Segments," along with the discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations" in this report should be read in conjunction with the business segment information presented in the following sections entitled: Compressor Products, Electrical Component Products, and Engine & Power Train Products.

COMPRESSOR PRODUCTS

Compressor Products is our largest business segment. A compressor is a device that compresses a refrigerant gas. When the gas is later permitted to expand, it absorbs and transfers heat, producing a cooling effect, which forms the basis for a wide variety of refrigeration and air conditioning products. All of the compressors we produce are hermetically sealed. Our current compressor line consists primarily of reciprocating and rotary designs with a limited number of scroll models.

     Product Line

We manufacture and sell compressor and refrigeration systems to four different markets - household refrigerators & freezers, air conditioning, commercial refrigeration, and aftermarket distribution. Our lines of compressors range in size from approximately 5,000 - 72,000 BTU/hour models used in stationary and mobile air conditioning applications to 350 - 1,500 BTU/hour models used in household refrigerators/freezers, along with 200 to 72,000 BTU/hour models for commercial refrigeration applications, such as ice makers, vending machines, food service equipment, display cases and refrigerated walk-in cold rooms.

We produce reciprocating compressors in the 200 - 72,000 BTU/hour for all temperature ranges. We produce rotary compressors ranging from 5,000 to 32,000 BTU/hour for room and mobile air conditioning applications, as well as certain commercial refrigeration applications. Rotary compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating piston models.

We have also started offering customers our scroll compressor and condensing units utilizing scroll compressors especially designed for demanding commercial refrigeration applications. The addition of scroll compressors to our product portfolio provides greater versatility and options to our customers in a wider range of applications and performance conditions. We are offering the scroll compressor in the distribution product lines of the business, and are providing samples to original equipment manufacturers.

The Compressor products segment also produces value-added subassemblies and complete refrigeration systems that utilize its compressors and Fasco motors as components. Such products include indoor and outdoor condensing units, and multi-cell units and complete refrigeration systems that use both single speed and variable speed AC/DC powered compressors. These products are sold to both OEM and aftermarket distributors.

     Manufacturing Operations

Compressor Products manufactured or assembled in our North American plants accounted for approximately 22% of 2006 compressor sales. The balance are produced at our manufacturing facilities in Brazil, France and India. The compressor operations are substantially vertically integrated, and we manufacture a significant portion of our component needs internally, including electric motors, metal stampings and glass terminals. Raw materials are purchased from a variety of non-affiliated suppliers. We utilize multiple sources of supply, and the required raw materials and components are generally available in sufficient quantities, although the costs of commodity raw materials have increased substantially in recent years and are expected to remain volatile in the future.

     Sales and Marketing

We market our North American, Brazilian and Indian built compressors under the "Tecumseh" brand and French built compressors under the "L'Unite Hermetique by Tecumseh" brand. Other brands under which we market include "SILENSYS by Tecumseh" and "VECTOR by Tecumseh." We sell our compressor products in North America primarily through our own sales staff, although sales to aftermarket customers are also made through independent sales. In certain foreign markets, we also use local independent sales representatives and distributors.

A substantial portion of our sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of compressor products for unitary central air conditioning systems and commercial refrigeration applications also include substantial sales to both OEM and distributor customers.

We have over 1,200 customers for compressor products, the most significant of which are commercial customers. In 2006, the two largest customers for compressor products accounted for 6.4% and 4.7%, respectively, of total segment sales, or 3.7% and 2.7%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on the results of operations of the Compressor Products segment and, at least temporarily, on our business as a whole. Generally, we do not enter into long-term contracts with our customers in this segment. However, we do pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.

We export to over 110 countries. In 2006, approximately 22% of the compressor products we produced in our U.S. plants were exported to foreign countries. Approximately 37% of these exported products were sold in the Far and Middle East.

     Competition

All of the compressor markets in which we operate are highly competitive. Participants compete on the basis of delivery, efficiency, noise level, price and reliability. We compete not only with other independent compressor producers but also with manufacturers of end products that have internal compressor manufacturing operations.

     North American Operations

The domestic unitary air conditioning compressor market consists of OEMs and a significant compressor aftermarket. We compete primarily with two U.S. manufacturers, Copeland Corporation, a subsidiary of Emerson Electric, Inc., and Bristol Compressors, Inc., a subsidiary of Johnson Controls. Copeland Corporation enjoys a larger share of the domestic unitary air conditioning compressor business than either Bristol Compressors, Inc. or the Company. Danfoss also joined this segment, with the acquisition of Scroll Technologies from both Carrier and Johnson Controls in 2006.

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

We believe that the rotary and scroll compressors are important to maintaining a position in the unitary air conditioning and commercial refrigeration markets, and we continue to pursue development of both technologies in a manner that limits our financial risk. As stated above, we are offering the scroll compressor in the distribution product lines of the business, and are providing samples to original equipment manufacturers.

In the domestic room air conditioning compressor market, we compete primarily with foreign companies, as a majority of room air conditioners are now manufactured outside the United States. We also compete to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Sanyo Electric Trading Company, L.G. Electronics, Inc., Mitsubishi, Daikin, and others. We have increasingly struggled with price competition from foreign companies during the last several years. Downward pressure on prices, particularly in the room air conditioning market, has continued due to world over-capacity and available supply of inexpensive Asian products both in North America and in Europe.

In the domestic markets for water coolers, dehumidifiers, vending machines, refrigerated display cases and other commercial refrigeration products, we compete primarily with compressor manufacturers from the Far East, Europe and South America, and to a lesser extent, the United States. Competitors include Matsushita Electric Industrial Corporation, Danfoss, Inc., Embraco, S.A., Copeland Corporation, ACC and others.

The household refrigerator and freezer market is vertically integrated with many appliance producers manufacturing a substantial portion of their compressor needs. Our competitors include ACC Group (formerly the compressor operations of AB Electrolux), Matsushita Electric Industrial Corporation, Embraco, S.A., Danfoss, Inc., and others.

     European Operations

Tecumseh Europe sells the major portion of its manufactured compressors in Europe and competes in those markets primarily with several large European manufacturers, and to a lesser but increasing extent, with manufacturers from the Far East and Brazil. Competitors include ACC Group, Embraco, S.A., Danfoss, Inc., Emerson and others. Tecumseh Europe produces compressors primarily for the commercial refrigeration market and distribution. European operations face the same competitive factors as those in North America, including foreign competition and a shrinking local customer base. Similar to the restructuring actions completed over the past several years in North America, European operations will need to consolidate facilities to improve their overall cost structure.

     Brazilian Operations

Tecumseh do Brasil competes directly with Embraco, S.A. in Brazil and with Embraco and several other foreign manufacturers in Latin America. Historically, Tecumseh do Brasil has sold the major portion of its manufactured compressors in Latin America, North America, Europe, Africa and the Middle East. Significant devaluations of the Brazilian Real in 1999 and 2002 set the stage for Tecumseh do Brasil to better compete in foreign markets, resulting in approximately 66%, 66%, and 63% of its production being exported in 2006, 2005 and 2004, respectively. However, during 2006 and 2005 the Brazilian Real appreciated against the U.S. Dollar by 5.3% and 16%, respectively, representing a significant departure from historical devaluation trends.

The operation in Brazil represents a significant and critical component of the Compressor Group as a whole given its overall cost structure and the scope of its operations. The Brazilian operation represented 41.2% and 40.0% of 2006 and 2005 sales, respectively. While it has historically provided a disproportionate share of the Group's operating profit, in 2006 it provided 52% of the segment's loss.

     Indian Operations

Tecumseh Products India Private Ltd. has two compressor manufacturing facilities in India that sell to regional markets and increasingly to global markets, including Eastern Europe, the Middle East, the Far East and Africa. Major competitors include the Indian manufacturers Copeland / Emerson., Carrier Aircon Ltd., Godrej, Videocon, BPL and others. Tecumseh Products India Private Ltd. produces compressors for the air conditioning, refrigerator and freezer, and commercial refrigeration markets. In 2006, approximately 18.5% and 13.8% of its sales were made to its two largest customers, respectively, and the loss of these customers would have a significant impact on the results of operations of this facility, and to a lesser extent, on the consolidated results of the Compressor Products segment and the Company as a whole.

     Research

Ongoing research and development is another method in which we strive to exceed our competition. The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations including those related to refrigerant requirements. These factors are discussed below.

     Regulatory Requirements

Hydrochlorofluorocarbon compounds ("HCFCs") are still used as a refrigerant in many air conditioning systems. Under a 1992 international agreement, HCFCs will be banned from new equipment beginning in 2010. Some European countries began HCFC phase-outs as early as 1998, and some have fully eliminated the use of HCFCs. Within the last several years, we have approved and released a number of compressor models utilizing U.S. government approved hydrofluorocarbons ("HFC") refrigerants such as R410A, which are considered more environmentally safe than the preceding refrigeration compounds. HFCs are also currently under global scrutiny and subject to possible future restrictions.

In the last few years, there has been an even greater political and consumer movement, particularly from northern European countries, toward the use of hydrocarbons ("HCs") and CO2 as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of the atmosphere) and the use of fluorine (which contributes to the "green-house" effect). Hydrocarbons are flammable compounds and have not been approved by the U.S. government for air conditioning or household refrigerator and freezer applications. CO2 is still in limited production and is used in niche markets. It is not presently possible to estimate the level of expenditures that will be required to meet future industry requirements or the effect on our competitive position.

The U.S. National Appliance Energy Conservation Act of 1987 (the "NAECA") requires specified energy efficiency ratings on room air conditioners and household refrigerator/freezers. Proposed energy efficiency requirements for unitary air conditioners were published in the U.S. in January 2001 and became effective in January 2006. The European and Brazilian manufacturing communities have issued energy efficiency directives that specify the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. We have ongoing projects aimed at improving the efficiency levels of our compressor products and have products available to meet known energy efficiency requirements as determined by our customers.

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

     Product Line

Electrical Component Products manufactures AC motors, DC motors, blowers, gearmotors and linear actuators, and other components used in applications with electric motors. Its products are used in a wide variety of applications in markets that include automotive, appliance and consumer durables, heating and cooling equipment, computer and office equipment, industrial machinery, commercial equipment, aerospace and healthcare. Tecumseh believes that we have products to serve approximately 20-25% of the market, with its primary focus on high value-added products and services.

     Manufacturing Operations

Currently, Electrical Component Products operates nine manufacturing or assembly facilities located as follows: four in the United States, two in Mexico and one each in Canada, Thailand and Australia. These facilities are to a large extent vertically integrated; however, some component parts are purchased from outside suppliers. We utilize multiple sources of supply, and the required raw materials, including copper wire, steel, aluminum, zinc and components are generally available in sufficient quantities. Commodity prices, however, have been escalating rapidly over the last two years; over the course of 2005 and 2006, the prices of copper and aluminum have risen by 92% and 33% respectively.

     Sales and Marketing

Electrical Component Products markets its products principally under the "FASCO" brand. The FASCO brand name is well known and nearly a century old. FASCO sells its products primarily through its own direct sales force supplemented by third party sales representatives in certain markets. Approximately 85% of FASCO's sales are to OEM customers. Sales professionals worldwide are assigned to accounts based upon type of account and geographic region.

Electrical Component Products has over 3,000 customers for its products, the largest of which are in the residential and commercial sector. Historically, the top three customers have accounted for less than 15% of revenues, with the largest customer accounting for approximately 5.3%. Loss of the largest customer could have a material adverse effect on the results of Electrical Component Products. In addition, certain of Electrical Component Products' customers are competitors of Tecumseh's other business segments. Individually, none of these customers exceed 5% of Electrical Component Products' total sales. Electrical Component Products does not have long-term contracts with the majority of its customers.

     Competition

All of the application markets in which Electrical Component Products competes are highly competitive. Different competitors are present within each of the application markets. Key competitors in the automotive market segment include Daewoo, Bosch and Johnson Electric. Key competitors in residential and commercial market segments include Regal-Beloit, Emerson and A.O. Smith. In the linear actuator and gearmotor market segments, key competitors include Merkle-Koff, Bison and Hubbell. Participants compete on various levels, including motor design and application, customer service and price. Motor design and application is critical because OEMs are constantly improving their product lines, which often require new motor specifications. In general, end-use markets today are looking for smaller, more efficient, faster, cooler-operating and lighter motors. In addition to competing with other independent motor manufacturers, we also compete to a lesser extent with manufacturers of end products that have internal motor manufacturing operations.

ENGINE & POWER TRAIN PRODUCTS

Small gasoline engines account for a majority of the net sales of our Engine & Power Train Products segment. These are used in a broad variety of consumer products, including lawn mowers (both riding and walk-behind types), snow throwers, small lawn and garden tractors, small power devices used in outdoor chore products, generators, pumps and certain self-propelled vehicles. We manufacture gasoline engines, both two- and four-cycle types, with aluminum die-cast bodies ranging in size from 2 through 25 horsepower. Our power train products include transmissions, transaxles and related parts used principally in lawn and garden tractors and riding lawn mowers.

     Manufacturing Operations

We manufacture or assemble engines and related components in three plants in the United States, one plant in the Czech Republic and one plant in Brazil. All of our power train products are currently manufactured in one facility in the United States. Our operations in this segment are partially vertically integrated as we produce our own carburetors. We purchase the aluminum die-castings and plastic parts used in our engines and power train products. We utilize multiple sources of supply, and the required raw materials and components are generally available in sufficient quantities.

From 2004 to the current year, we recognized restructuring charges of $47.2 million related primarily to the closure of production facilities resulting in write-downs of fixed assets and the relocation of certain engine and component part production from domestic facilities to our facilities in the Czech Republic and Brazil. As a result of these actions, manufacturing activities ceased at our facilities in Corinth, Mississippi and Torino, Italy during 2005. We have also announced that operations are expected to cease at our New Holstein, Wisconsin facility during 2007.

Until recently, our Curitiba, Brazil facility, TMT Motoco, provided full engine assemblies to supply worldwide demand for lawn and garden engines. However, in March of 2007, TMT Motoco filed a request in Brazil for court permission to pursue a judicial restructuring, similar to a U.S. filing for Chapter 11 bankruptcy protection. TMT Motoco has suspended operations and, with the consent of its unions, has placed its employees on vacation furlough. For further discussion of the events leading to TMT Motoco's decision to seek a judicial restructuring, refer to "Adequacy of Liquidity Sources" and Note 10, "Debt."

     Sales and Marketing

We market our Engine & Power Train Products worldwide under the "Tecumseh" and "Peerless" brands. A substantial portion of our engines are incorporated into lawn and garden and other consumer products under brand labels owned by OEMs and sold through "do-it-yourself" home centers, mass merchandisers, department stores and lawn and garden specialty retailers.

The majority of our Engine & Power Train Products are sold directly to OEMs. We also sell engines and parts to our authorized dealers and distributors, who service our engines, both in the United States and abroad. Marketing of Engine & Power Train Products is handled by our own sales staff and by local sales representatives in certain foreign countries. North America and Europe are the principal markets for lawn and garden products, although engines are sold throughout the world.

Sales in this segment can be significantly affected by environmental factors affecting the respective selling seasons for the various types of equipment. For example, snow thrower sales, and therefore the demand for our applicable engines, show a strong correlation with the timing and amount of snowfall received. Similarly, the frequency of weather-related and other interruptions to power supplies, or the perceived threat of interruptions, affect the demand for generators. Factors such as these are largely unpredictable, yet greatly influence the year-to-year demand for engine products.

In 2006, the three largest (direct ship) customers for Engine & Power Train Products accounted for 39.5%, 21.5%, and 7.0%, respectively, of segment sales, or 7.1%, 3.9%, and 1.3%, respectively, of consolidated net sales. Some of the engines provided to these customers are incorporated into end consumer products that are sold by a number of large retailers, including Lowe's, Sears and Home Depot, which represent a significant portion of industry sales. Loss of any of this segment's three largest customers, and/or the loss of a significant retail distributor, would have a material adverse effect on the results of operations of this segment and, at least temporarily, on the Company and its business as a whole.

     Competition

We believe we are one of the largest consolidated producers of engines and transmissions for the outdoor power equipment industry in North America and Europe. However, we are only the third largest producer in these markets of small gasoline engines for the lawn and garden applications. The largest such producer, with a broader product range, is Briggs & Stratton Corporation. Other producers of small gasoline engines include Honda Corporation, MTD, Kohler Corporation and Kawasaki Motors Corp., among others.

Competition in our engine business is based principally on price, service, product performance and features and brand recognition. As mass merchandisers have captured a larger portion of the sales of lawn and garden products in the United States, price competition and the ability to offer customized styling and feature choices have become even more important.

     Environmental Standards

The U.S. Environmental Protection Agency ("EPA") has developed national emission standards covering the engines produced by the Company under a two-phased approach. We currently produce competitively priced engines that comply with the EPA's Phase I engine emission standards. The Phase II standards, which are more stringent, are being phased in between the 2005 and 2008 model years, depending on the size of the engine. A broad range of our engines has been certified to comply with these emissions standards.

In addition to the U.S. EPA regulations, the California Air Resources Board ("CARB") has enacted Tier III regulations requiring additional reductions in exhaust emissions and new controls on evaporative emissions. The CARB proposal became effective in 2007. While the additional requirements add cost to the engines sold in the State of California, it is not possible at this time to determine the impact on our competitive position in the State of California.

The European Community has implemented noise standards for some categories of engine-powered equipment. These standards took effect in two stages: Stage I began January 3, 2002 and Stage II took effect January 3, 2006. They regulate the sound level of the complete product delivered to the end user. We currently supply engines to and work with equipment manufacturers to assure that their products comply with these standards. The European Community has also adopted exhaust emission regulations that affect the engines sold into the European Community. These regulations are being implemented in stages, with the first stage initiated in August 2004. These regulations are similar to the U.S. EPA regulations and as a result are not expected to impact our competitive position.

BACKLOG AND SEASONAL VARIATIONS

Most of our production is against short-term purchase orders, and backlog is not significant.

Compressor Products, Engine & Power Train Products and Electrical Component Products are subject to some seasonal variation among individual product lines. In particular, sales for Engine & Power Train Products are higher in the first quarter (for engines related to lawn & garden products) and third quarter (for snowthrower engines), and Compressor Products sales are higher in the first and second quarters (for customer needs prior to the commencement of warmer weather, for both residential air conditioning products and commercial applications). However, depending on relative performance among the groups, and external factors such as foreign currency changes and global weather, trends can vary. In the past two years, consolidated sales in the aggregate have not exhibited any pronounced seasonal trend.

PATENTS, LICENSES AND TRADEMARKS

We own a substantial number of patents, licenses and trademarks and deem them to be important to certain lines of our business; however, the success of our overall business is not considered primarily dependent on them. In the conduct of our business, we own and use a variety of registered trademarks, the most familiar of which is the trademark consisting of the word "Tecumseh" in combination with a Native American Indian head symbol.

RESEARCH AND DEVELOPMENT

We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of its major lines of business. We spent approximately $36.7 million, $30.6 million, and $34.0 million during 2006, 2005, and 2004, respectively, on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

EMPLOYEES

On December 31, 2006, we employed approximately 18,500 persons, 77% of whom were employed in foreign locations. Approximately 700 of the U.S. employees were represented by labor unions, with no more than 300 persons covered by the same union contract. The majority of foreign location personnel are represented by national trade unions. The number of our employees is subject to some seasonal variation. During 2006, the maximum number of persons employed was approximately 20,900 and the minimum was approximately 17,700. Overall, we believe we generally have a good relationship with our employees.

AVAILABLE INFORMATION

We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (SEC) under the 1934 Act. These documents may be accessed free of charge through our website at the following address: http://www.tecumseh.com/investor.htm. These documents are provided as soon as practicable after filing with the SEC, although not generally on the same day. These documents may also be found at the SEC's website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate sections in Item 7 below, "Disclosure Regarding Forward-Looking Statements," and Note 2, "Liquidity and Management Plans," of the Notes to Financial Statements should be considered in addition to the following statements.

     THE JUDICIAL RESTRUCTURING OF OUR BRAZILIAN ENGINE MANUFACTURING SUBSIDIARY MAY ADVERSELY AFFECT THE ENGINE GROUP AS A WHOLE, OTHER SUBSIDIARIES, OR THE PARENT COMPANY.

Our Brazilian engine manufacturing subsidiary, TMT Motoco, is pursuing a judicial restructuring, similar to a U.S. Chapter 11 bankruptcy filing. TMT Motoco will remain in possession of its assets during the restructuring process. The filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained further amendments to our First and Second Lien Credit Agreements that cured the cross-default provisions triggered by the filing in Brazil. These amendments are included as Exhibits to a Current Report on Form 8-K that we filed on April 10, and further discussed in "Adequacy of Liquidity Sources" and Note 10, "Debt."

TMT Motoco is currently in the process of delineating its restructuring plan, which must be submitted to the Brazilian court within sixty days of the date the restructuring request was granted. Our management continues to assess the potential impact, if any, on the Engine Group as a whole or on our other businesses. With respect to the Engine Group, there is still uncertainty as to the impact this restructuring will have our long-term manufacturing configuration in order to ensure ongoing supply of lawn and garden products to our customers. With respect to our other subsidiaries, we are working to protect these other businesses from any adverse effects of the events at TMT Motoco to the greatest extent possible. In particular, we are working to ensure that our Brazilian compressor subsidiary, Tecumseh do Brasil ("TdB"), maintains its credit facilities and continues to successfully meet its obligations to its suppliers and customers. However, since TdB maintains its credit facilities with some of the same banks that were affected by the restructuring of TMT Motoco, we cannot assure you that these lenders will continue to extent their credit facilities to TdB. In 2006, total sales generated by TdB amounted to approximately 41% of total Compressor Products segment sales; any withdrawal of its credit facilities would have a material adverse effect on the Compressor Group, and on the company as a whole.

     WE MAY NOT MEET OUR 2007 BUSINESS PLAN UPON WHICH OUR BANK COVENANTS ARE BASED.

In order to meet our 2007 financial covenants, we must realize significant improvements over our reported 2006 results. To avoid defaults under financial covenants, we have been forced to amend or refinance our U.S. credit agreements for five out of the last seven fiscal quarters. While our current agreements provide somewhat wider latitude than we have enjoyed under prior agreements, and our business plan for the upcoming year does not predict any defaults, we cannot continue to sustain losses at current levels without consuming our available capital resources and again failing to meet financial covenants.

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

     OUR LEVERAGE MAY IMPAIR OUR OPERATIONS AND FINANCIAL CONDITION.

As of December 31, 2006, our total consolidated debt was $380.5 million. Our debt could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

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

     WE MAY DISPOSE OF SOME OF OUR LINES OF BUSINESS OR BECOME EVEN MORE LEVERAGED.

Our Second Lien Credit Agreement requires us to accrue additional paid-in-kind ("PIK") interest if we do not reduce the principal balance according to a specified, but not required, schedule. If funds from operations combined with proceeds of potential asset sales are insufficient to meet the payment schedule, the resulting PIK interest will increase our total debt, thus increasing the leverage risks described above.

If we choose to sell any of our businesses or product lines thereof, the proceeds will be used to reduce our indebtedness. The degree of favorable impact to our lines of credit at the time of sale will be dependent on the magnitude of the assets sold. As well, there will be a long-term effect on our future cash flows and results of operations, as well as ongoing compliance with our debt covenants, including compliance with modified EBITDA covenants as defined by our bank agreements (our "Adjusted EBITDA").

     WE ARE SUBJECT TO CURRENCY EXCHANGE RATE AND OTHER RELATED RISKS.

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In particular, this situation exists for us with respect to our Brazilian operations, which have sales denominated in the U.S. dollar and the Euro. In 2006, total sales generated by Tecumseh do Brasil amounted to approximately 41% of total Compressor Products segment sales.

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

     OUR BUSINESSES OPERATE IN HIGHLY COMPETITIVE MARKETS.

Our businesses generally face substantial competition in each of their respective markets. We compete on the basis of product design, quality, availability, performance, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage in the affected business or businesses. We cannot assure you that these and other factors will not have a material adverse effect on our results of operations.

In particular, our three business segments operate in environments where worldwide productive capacities exceed global demand and customers and competitors are establishing new productive capacities in low cost countries, including China. These trends have resulted in the need for us to restructure our operations by removing excess capacities, lowering our cost of purchased inputs and shifting productive capacities to low cost countries in order to improve our overall cost structure, restore margins and improve our competitive position in our major markets. There is no guarantee that these initiatives, which have included plant closures, headcount reductions, expanded operations in low-cost countries (including China, India and Brazil) and global sourcing initiatives, will be successful in setting the stage for improvement in profitability in the future.

     MATERIAL COST INFLATION COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing increases in selling prices to help mitigate cost increases in base materials such as copper, aluminum, steel, resins, as well as other input costs including ocean freight, fuel, health care and insurance. We also are continuing to implement our excellence in operations initiatives in order to continuously reduce our costs. We cannot assure you, however, that these actions will be successful to manage our costs or increase our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations.

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

     WE ARE EXPOSED TO POLITICAL, ECONOMIC AND OTHER RISKS THAT ARISE FROM OPERATING A MULTINATIONAL BUSINESS.

Sales outside of North America, including export sales from North American businesses, accounted for approximately 52% of our net sales in 2006. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

     WE MAY BE ADVERSELY IMPACTED BY WORK STOPPAGES AND OTHER LABOR MATTERS.

As of December 31, 2006, we employed approximately 18,500 persons worldwide. Approximately 700 of our U.S. employees are represented by various unions under collective bargaining agreements with various unions. The majority of foreign location personnel are represented by national trade unions. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot assure you that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at vehicle assembly plants where our engines are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our headquarters are located in Tecumseh, Michigan, approximately 50 miles southwest of Detroit. At December 31, 2006 we had 42 properties worldwide occupying approximately 9.2 million square feet with the majority, approximately
8.3 million square feet, devoted to manufacturing. Eighteen facilities with approximately 5.4 million square feet were located in eight countries outside the United States. The following table shows the approximate amount of space devoted to each of our three principal business segments.

                                    Approximate Floor
Industry Segment                   Area in Square Feet
----------------                   -------------------
Compressor Products ............        4,941,000
Electrical Component Products ..        1,853,000
Engine & Power Train Products ..        2,238,000
Other ..........................          181,000

All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used. We consider that our facilities are suitable and adequate for the operations involved.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION WITH TODD W. HERRICK AND HIS ASSOCIATES

On March 6, 2007, the Company and three members of its board of directors were named as subjects of a lawsuit filed by Todd W. Herrick, our former Chief Executive Officer, and Herrick Foundation (a Michigan non-profit corporation) in the Circuit Court for the County of Lenawee, Michigan. The lawsuit sought to overturn actions taken by our board of directors at their February 28, 2007 meeting. On March 15, 2007, the Company filed a separate lawsuit in the United States District Court for the Eastern District of Michigan against Todd W. Herrick, Herrick Foundation and its Board of Trustees (consisting of Todd Herrick, Kent Herrick and Michael Indenbaum), and Toni Herrick (a trustee along with Todd Herrick of various Herrick trusts) (collectively, "Herrick entities") seeking the suspension of the Herrick entities' stock voting rights.

On April 2, 2007, a settlement agreement was signed by the Company, the three members of the board of directors named in the suit, and the Herrick entities, fully settling both lawsuits. The terms of the settlement agreement were disclosed in a Current Report on Form 8-K that we filed on April 10, 2007.

JUDICIAL RESTRUCTURING FOR BRAZILIAN ENGINE MANUFACTURING SUBSIDIARY

On March 22, 2007, TMT Motoco, our Brazil-based engine manufacturing subsidiary, filed a request in Brazil for court permission to pursue a judicial restructuring. The requested protection under Brazilian bankruptcy law is similar to a U.S. filing for Chapter 11 protection in that during such a restructuring TMT Motoco would remain in possession of its assets and its creditors could not impose an involuntary restructuring on it. TMT's restructuring request was granted by the court on March 28.

TMT Motoco requested the judicial restructuring following the rejection of its request for a temporary stay pending its appeal of a Brazilian court's decision, entered on March 15, 2007, denying its request to impose financial restructuring terms on two of its lenders.

TMT Motoco has suspended operations and, with the consent of its unions, has placed its employees on vacation furlough.

TMT Motoco and a majority of its lenders had previously signed an out-of-court restructuring agreement extending payment dates for TMT Motoco's debt on the same terms sought to be imposed on the two dissenting lenders in the court action. In conjunction with its March 15th ruling, the Brazilian court lifted a stay that had previously prevented one of the dissenting banks from pursuing collection proceedings. The court also implemented sweep procedures for TMT Motoco's bank accounts. These actions had the effect of accelerating TMT Motoco's debt to the dissenting bank, making it all due and payable and enabling the bank to pursue its remedies for collection under Brazilian law. TMT Motoco had also asked the Brazilian court for injunctive relief to suspend the outcome of the ruling pending its appeal; that request, however, was denied. TMT Motoco's appeal has been withdrawn.

The filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained further amendments to our First and Second Lien Credit Agreements that cured the cross-default provisions triggered by the filing in Brazil. The details of these agreements are discussed below in "Adequacy of Liquidity Sources" and in Note 10, "Debt."

ENVIRONMENTAL PROCEEDINGS

We have been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. The EPA has indicated its intent to address the site in two phases, with our Sheboygan Falls plant site and the upper river constituting the first phase ("Phase I") and the middle and lower river and harbor being the second phase ("Phase II"). In May 2003, we concluded a Consent Decree with the EPA concerning the performance of remedial design and remedial action for Phase I, deferring for an unspecified period any action regarding Phase II.

In March 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of our responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, we have purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. On October 10, 2003, in conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.

The total cost of the Liability Transfer Agreement to us, including the cost of the insurance policies, was $39.2 million. We recognized a charge of $13.6 million ($8.7 million net of tax) in the first quarter of 2003. The charge consisted of the difference between the cost of the Liability Transfer Agreement and amounts previously accrued for the cleanup. We continue to maintain an additional reserve of $0.5 million to reflect our potential environmental liability arising from operations at the Site, including potential residual liabilities not assumed by PRS pursuant to the Liability Transfer Agreement.

As the Liability Transfer Agreement was executed prior to the signing of the original Consent Decree for the Phase I work, the original Consent Decree was amended in the fourth quarter of 2005 to include PRS as a signing party. This assigns PRS full responsibility for complying with the terms of the Consent Decree and allows the EPA to enforce the Consent Decree directly with PRS. Prior to the execution of this amendment, U.S. GAAP required that we continue to record the full amount of the estimated remediation liability of $39.7 million and a corresponding asset of $39.2 million included in Other Assets in the balance sheet. With the subsequent amendment, we have removed the asset and $39.2 million of the liability from the balance sheet. While we believe the arrangements with PRS are sufficient to satisfy substantially all of our environmental responsibilities with respect to the Site, these arrangements do not constitute a legal discharge or release of our liabilities with respect to the Site. The actual cost of this obligation will be governed by numerous factors, including, without limitation, the requirements of the Wisconsin Department of Natural Resources (the "WDNR"), and may be greater or lower than the amount accrued.

With respect to other environmental matters, we have been voluntarily participating in a cooperative effort to investigate and cleanup PCB contamination in the watershed of the south branch of the Manitowoc River, at and downstream from our New Holstein, Wisconsin facility. On December 29, 2004, the Company and TRC Companies and TRC Environmental Corporation (collectively, "TRC") entered into a Consent Order with the WDNR relating to this effort known as the Hayton Area Remediation Project ("HARP"). The Consent Order provides a framework for the completion of the remediation and regulatory closure at HARP.

Concurrently, on December 29, 2004, the Company and two of its subsidiaries and TRC entered into an Exit Strategy Agreement (the "Agreement"), whereby we transferred to TRC substantially all of our obligations to complete the HARP remediation pursuant to the Consent Order and in accordance with applicable environmental laws and regulations. TRC's obligations under the Agreement include any ongoing monitoring or maintenance requirements and certain off-site mitigation or remediation, if required. TRC will also manage any third-party remediation claims that might arise or otherwise be filed against us.

As required by the Agreement, we also purchased a Pollution Legal Liability Select Cleanup Cost Cap Policy (the "Policy") from American International Specialty Lines Company. The term of the Policy is 20 years with an aggregate combined policy limit of $41.0 million. The policy lists us and TRC as named insureds and includes a number of first and third party coverages for remediation costs and bodily injury and property damage claims associated with the HARP remediation and contamination. We believe that the Policy provides additional assurance that the responsibilities, obligations, and liabilities transferred and assigned by us and assumed by TRC under the Agreement will be completed. Although the arrangements with TRC and the WDNR do not constitute a legal discharge or release of our liabilities, we believe that the specific work substitution provisions of the Consent Order and the broad coverage terms of the Policy, collectively, are sufficient to satisfy substantially all of our environmental obligations with respect to the HARP remediation. The total cost of the exit strategy insured remediation arrangement to Tecumseh was $16.4 million. This amount included $350,000 that was paid to the WDNR pursuant to the Consent Order to settle any alleged liabilities associated with natural resource damages. The charge represented the cost of the agreements less what was previously provided for cleanup costs to which we had voluntarily agreed.

In cooperation with the WDNR, we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. We began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At December 31, 2006, we had accrued $2.2 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

In addition to the above-mentioned sites, we are also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2006 and 2005, we had accrued $3.3 million and $3.5 million, respectively, for environmental remediation, including $0.5 million in both periods relating to the Sheboygan River and Harbor Superfund Site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

We are also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions and asbestos-related claims, incidental to our business.

HORSEPOWER LABEL LITIGATION

A lawsuit filed against us and other defendants in Circuit Court in Illinois alleges that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. The complaint seeks an injunction, compensatory and punitive damages, and attorneys' fees. On March 30, 2007, the Court entered an order dismissing Plaintiffs' complaint subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

OTHER LITIGATION

We are also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions, incidental to its business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us, management does not believe that the disposition of these other matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2006 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A and Class B common stock trades on the The NASDAQ Stock Market LLC under the symbols TECUA and TECUB, respectively. Total shareholders of record as of February 21, 2007 were approximately 347 for Class A common stock and 341 for Class B common stock. Under the terms of our First and Second Lien credit agreements, no dividends could be paid after February 6, 2006 and prior to December 31, 2006, and after that date minimum amounts of credit availability were required. We have no near-term expectation to resume dividend payments. There were no equity securities sold by the Company during the period covered by this report. We have no equity securities authorized for issuance under compensation plans. We did not repurchase any of our equity securities during 2006.

MARKET PRICE AND DIVIDEND INFORMATION

Range of Common Stock Prices and Dividends for 2006

                             Sales Price
                  ---------------------------------
                      Class A           Class B          Cash
                  ---------------   ---------------   Dividends
Quarter Ended      High      Low     High      Low     Declared
-------------     ------   ------   ------   ------   ---------
March 31 ......   $25.66   $21.45   $22.53   $18.42      $--
June 30 .......    25.32    17.02    21.77    15.14       --
September 30 ..    21.16    13.83    18.15    13.44       --
December 31 ...    18.91    14.62    18.34    14.71       --

Range of Common Stock Prices and Dividends for 2005

                             Sales Price
                  ---------------------------------
                      Class A           Class B          Cash
                  ---------------   ---------------   Dividends
Quarter Ended      High      Low     High      Low     Declared
-------------     ------   ------   ------   ------   ---------
March 31 ......   $48.38   $38.02   $45.60   $36.25     $0.32
June 30 .......    41.07    25.83    40.30    26.14      0.32
September 30 ..    30.91    21.01    31.13    20.38        --
December 31 ...    24.00    18.65    21.92    16.01        --

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain of our financial information.

                                                             YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
(Dollars in millions, except per share data)     2006       2005       2004       2003       2002
                                               --------   --------   --------   --------   --------
Net sales ..................................   $1,769.1   $1,740.7   $1,797.4   $1,705.3   $1,234.4
Cost of sales and operating expenses .......    1,674.0    1,635.3    1,582.6    1,506.9    1,074.0
Selling and administrative expenses ........      180.5      168.7      184.1      141.3       89.3
Impairments, restructuring charges,
   and other items .........................       32.3      121.0       21.5       69.3       10.3
                                               --------   --------   --------   --------   --------
Operating income (loss) ....................     (117.7)    (184.3)       9.2      (12.2)      60.8
Interest expense ...........................      (46.0)     (24.8)     (22.7)     (22.8)      (5.8)
Interest income and other, net .............       11.2        9.6       14.0       21.1       15.1
                                               --------   --------   --------   --------   --------
Income (loss) before taxes and
   cumulative effect of accounting
   change ..................................     (152.5)    (199.5)       0.5      (13.9)      70.1
Tax provision (benefit) ....................      (22.5)      26.9       (0.2)      (5.6)      24.6
                                               --------   --------   --------   --------   --------
Income (loss) before cumulative effect
   of accounting change ....................     (130.0)    (226.4)       0.7       (8.3)      45.5
Cumulative effect of accounting change
   for goodwill, net of tax ................         --         --         --         --       (3.1)
                                               --------   --------   --------   --------   --------
Net income (loss) from continuing
   operations ..............................     (130.0)    (226.4)       0.7       (8.3)      42.4
                                               --------   --------   --------   --------   --------
Income from discontinued operations,
   net of tax ..............................       49.7        2.9        9.4        8.4        8.6
Net income (loss) ..........................     ($80.3)    (223.5)  $   10.1   $    0.1   $   51.0
                                               ========   ========   ========   ========   ========
Basic and diluted earnings (loss) per
   share:
Earnings (loss) per share from
   continuing operations ...................     ($7.03)   ($12.25)  $   0.04     ($0.45)  $   2.46
Earnings per share from discontinued
   operations, net of tax ..................       2.69       0.16       0.51       0.46       0.47
                                               --------   --------   --------   --------   --------
Basic and diluted earnings (loss) per
   share ...................................     ($4.34)   ($12.09)  $   0.55   $   0.01   $   2.93
                                               ========   ========   ========   ========   ========
Cash dividends declared per share ..........         --   $   0.64   $   1.28   $   1.28   $   1.28
Weighted average number of shares
   outstanding (in thousands) ..............     18,480     18,480     18,480     18,480     18,480
Cash and cash equivalents ..................   $   81.9   $  116.6   $  227.9   $  344.6   $  333.1
Working capital ............................      226.3      402.0      505.7      545.5      503.7
Net property, plant and equipment ..........      552.4      578.6      554.8      554.6      570.5
Total assets ...............................    1,782.7    1,800.5    2,062.8    2,105.8    2,063.0
Long-term debt .............................      217.3      283.0      317.3      327.6      298.2
Stockholders' equity .......................      798.4      814.4    1,018.3    1,004.8      978.9
Capital expenditures .......................       62.1      113.3       84.0       82.8       73.9
Depreciation and amortization ..............       80.1       92.3      102.9       97.6       65.1

Impairments, restructuring charges, and other items included:

2006 operating net loss included $32.3 million ($1.75 per share) of restructuring, impairment and other charges. $27.1 million of this amount was recorded by the Engine Group as part of its ongoing restructuring programs, for impairment charges for long-lived assets ($24.1 million) and other restructuring charges ($3.0 million). $2.8 million in asset impairments were recorded by the Electrical Components Group for various plant consolidation activities. Finally, the Compressor Group recorded $2.4 million in restructuring charges, for impairment of long-lived assets ($2.2 million) and related charges ($0.2 million) at two of its facilities in Mississippi.

2005 net loss included $121.0 million ($6.55 per share) of restructuring, impairment and other charges. Of this amount, $108.0 million related to impairment of the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment), an impairment charge of $2.7 million related to the goodwill associated with the 2001 acquisition of the Engine & Power Train's Czech Republic operations and a $2.7 million impairment charge related to the intangible assets associated with the 2001 acquisition of Manufacturing Data Systems, Inc., a technology business not associated with any of the Company's three main segments. In addition to these impairments, we incurred $7.6 million in asset impairment and restructuring charges. The Italian Engine & Power Train operations recorded $1.4 million of termination costs during the third quarter related to previously announced intent to reduce its workforce by 115 persons. We then recorded a $3.0 million charge upon the closure of this operation at the end of December reflecting our net investment in that operation. The remaining charges include $0.9 million recorded by the North American Compressor operations related to additional moving costs for previously announced actions and $2.3 million of asset impairment charges across several segments for manufacturing equipment idled through facility consolidations and the reduction to fair value of land and buildings associated with closed plants.

2004 net income included $21.5 million ($14.0 million net of tax or $0.77 per share) of restructuring, impairment and other charges. Of this amount, $8.7 million ($5.6 million net of tax or $0.30 per share) was related to restructuring programs related to the North American Compressor, Indian Compressor and Electrical Components businesses; $14.6 million ($9.6 million net of tax or $0.53 per share) was related to environmental costs involving our New Holstein, Wisconsin facility; and $1.8 million ($1.2 million net of tax or $0.06 per share) in gain was related to the final curtailment of medical benefits related to former hourly employees of the Sheboygan Falls, Wisconsin Plant.

2003 net income included $69.3 million ($55.0 million net of tax or $2.98 per share) of restructuring, impairment and other charges. Of this amount, $13.6 million ($8.7 million net of tax or $0.47 per share) was related to environmental costs at our Sheboygan Falls, Wisconsin facility; $32.0 million in charges and $5.8 million in gains equaling a net charge of $26.2 million ($16.8 million net of tax or $0.91 per share) related to restructuring actions involving the Engine & Power Train business. Additionally, $29.5 million before and after tax (or $1.60 per share) related to an impairment of goodwill associated with our European Compressor operations.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) the ability of the Company to maintain adequate liquidity in total and within each foreign operation; ii) the success of our ongoing effort to bring costs in line with projected production levels and product mix; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) availability and cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates;
vi) actions of competitors; vii) changes in business conditions and the economy in general in both foreign and domestic markets; viii) the effect of terrorist activity and armed conflict; ix) economic trend factors such as housing starts;
x) emerging governmental regulations; xi) the ultimate cost of resolving environmental and legal matters; xii) our ability to profitably develop, manufacture and sell both new and existing products; xiii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xvi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xvii) our ability to reduce a substantial amount of costs in the Engine & Power Train group associated with excess capacity, and xviii) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to endeavoring to maintain and expand our business with our existing customers in our more established markets, we rely on developing new products and improving our ability to penetrate new markets through enhancements to the functionality, performance and quality of our existing products. For instance, our Compressor Group has introduced a scroll-style compressor to serve commercial markets throughout the globe, and it has begun producing a new expanded range rotary compressor in India for global applications. Our Electrical Components Group has expanded its range of Brushless DC ("BLDC") variable speed motor products. To continue to grow sales and improve cash flows, we must successfully bring these products to market in a timely manner and win customer acceptance.

International sales are important to our business as a whole with sales to customers outside the United States representing approximately 52% of total consolidated net sales in 2006. The Company's dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of various government interventions into trade policy. We have experienced some of these factors and continue to carefully pursue these markets.

Our operating results are indicative of the environment that manufacturers face in today's global economy. The addition of new productive capacities in low-cost locations, like China, has resulted in new capacities and deflationary pricing in many of the market segments in which we operate. Like many of our customers and competitors, we have restructured older operations to remain cost competitive, including the movement of productive capacities to low-cost locations or nearer to customer facilities. These restructurings involve significant costs, in both financial and human terms. In addition, many of our markets are subject to macroeconomic trends, which expand and contract, and many overall trends, which affect demand, such as weather.

The foreign manufacturing operations we have developed are subject to many risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions.

These considerations are especially significant in the context of our Brazilian operations. Until recently, our Curitiba, Brazil facility, TMT Motoco, provided full engine assemblies to supply worldwide demand for lawn and garden engines. In November of 2006, TMT Motoco executed a restructuring agreement with the majority of its lenders, whereby scheduled maturities of its debt were deferred for eighteen months, with subsequent amortization over the following eighteen months. One of its lenders, representing less than 20% of TMT Motoco's outstanding debt, did not concur with the restructuring agreement, and filed a motion in Brazilian court seeking to collect its debt. In March of 2007, the Brazilian court overturned the restructuring agreement. As a result, TMT Motoco is pursuing a judicial restructuring, similar to a U.S. Chapter 11 bankruptcy filing. TMT Motoco will remain in possession of its assets during the restructuring process.

The filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained further amendments to our First and Second Lien Credit Agreements that cured the cross-default provisions triggered by the filing in Brazil. The details of these agreements are discussed below in "Adequacy of Liquidity Sources" and in Note 10, "Debt."

Our management continues to assess the potential impact, if any, on our other businesses. We are working to protect these other businesses from any adverse effects of the events at TMT Motoco to the greatest extent possible. In particular, we are working to ensure that our Brazilian compressor subsidiary, Tecumseh do Brasil, maintains its credit facilities and continues to successfully meet its obligations to its suppliers and customers. Tecumseh do Brasil provided a significant portion of total Compressor Products segment production during 2006.

As a global manufacturer with production in 11 countries and sales in over 110 countries throughout the world, our results are sensitive to changes in foreign currency exchange rates. In total, those movements were not favorable to us during 2005 and 2006. We have developed strategies to mitigate or partially offset the impact, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales denominated in both U.S. Dollars and Euros, and as a result have secured approximately 32% of our currency requirements for the Compressor business unit for the upcoming year. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries.

Lastly, commodity prices increased very rapidly during 2004, 2005 and 2006. Due to competitive markets and the rapid escalation of these costs, we were not able to fully recover these cost increases through price increases and other cost savings. Increases in certain raw material, energy and commodity costs had a material adverse impact on our operating results during these periods. For example, from January 1, 2005 through December 31, 2006, the prices of copper and aluminum have increased approximately 92% and 33%, respectively. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, cost optimization engineering strategies, selective in-sourcing of components where we have available capacity, continued consolidation of our supply base, and acceleration of low-cost country sourcing. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers, including seeking mechanisms that would result in more timely adjustment of pricing in reaction to changing material costs. While we believe that our mitigation strategies eventually will offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. As we raise prices to cover cost increases, it is possible that our customers may react by choosing to purchase their requirements from alternative suppliers.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. In this regard, changes in inventory management practices and customer and vendor payment terms had a positive impact on our cash flows in the past; however, seasonal patterns and the need to build inventories to manage production transfers during restructuring programs have recently caused higher working capital needs. As we complete these restructuring programs, we expect our need for these higher working capital levels to be reduced. Our cash flow is also highly sensitive to the price of copper and other commodities and our ability to recover higher commodity costs. While we have been proactive in addressing the volatility of these costs, including executing forward purchase contracts to cover approximately 75% of our anticipated copper requirements for 2007, continued rapid escalation of these costs would nonetheless have an adverse effect on our results of operations both in the near and long term. Any such increases in cost that could not be recovered through advances in selling prices would make it more difficult for us to achieve our business plans and to remain in compliance with the adjusted EBITDA covenants included in our financing arrangements. We are currently in compliance with these covenants, and have amended our First and Second Lien Credit agreements to become compliant with the cross-default provisions of those agreements. Our continued compliance with our covenants is dependent on a significant improvement in our operating results from those reported in 2006. Failure to maintain compliance with these covenants would have a material adverse effect on our financial position, results of operations and cash flows. See "Adequacy of Liquidity Sources" for additional discussion. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We use cash return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings.

Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Finally, there have been recent developments in our top management structure, as well as the composition of our board of directors. Our new Second Lien Credit Agreement, established in November of 2006, included a commitment to create an advisory committee to assist our board of directors in working with a nationally recognized executive recruiting firm and to recommend to the board qualified candidates for various executive management positions, including the Chief Executive Officer position. The committee, consisting of two members of our board of directors, as well as a representative from our second lien lender, has engaged a search firm and is currently in the process of interviewing candidates for this position.

On January 19, 2007, a special committee of our board of directors appointed James J. Bonsall interim President and Chief Operating Officer, a new position. Mr. Bonsall will function as our principal executive officer until a new Chief Executive Officer is appointed. Todd W. Herrick, our former Chief Executive Officer, stepped aside from that position in January.

Subsequent to these actions, on March 6, 2007, the Company and three members of its board of directors were named as subjects of a lawsuit filed by Todd W. Herrick, our former Chief Executive Officer, and Herrick Foundation (a Michigan non-profit corporation) in the Circuit Court for the County of Lenawee, Michigan. The lawsuit sought to overturn actions taken by our board of directors at their February 28, 2007 meeting. On March 15, 2007, the Company filed a separate lawsuit in the United States District Court for the Eastern District of Michigan against Todd W. Herrick, Herrick Foundation and its Board of Trustees (consisting of Todd Herrick, Kent Herrick and Michael Indenbaum), and Toni Herrick (a trustee along with Todd Herrick of various Herrick trusts) (collectively, "Herrick entities") seeking the suspension of the Herrick entities' stock voting rights.

On April 2, 2007, a settlement agreement was signed by the Company, the three members of the board of directors named in the suit, and the Herrick entities, fully settling both lawsuits. The terms of the settlement agreement were disclosed in a Current Report on Form 8-K that we filed on April 10, 2007.

For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Cautionary Statements Relating To Forward-Looking Statements" above, "Results of Operations" below, and "Risk Factors" in Item 1A.

RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

FISCAL YEAR ENDED DECEMBER 31, 2006 VS. FISCAL YEAR ENDED DECEMBER 31, 2005

Fiscal Year Ended December 31,
(dollars in millions)                                      2006       %        2005       %
                                                         --------   -----    --------   -----
Net sales ............................................   $1,769.1   100.0%   $1,740.7   100.0%
Cost of sales and operating expenses .................    1,674.0    94.6%    1,635.3    93.9%
Selling and administrative expenses ..................      180.5    10.2%      168.7     9.7%
Impairments, restructuring charges, and other items ..       32.3     1.8%      121.0     7.0%
                                                         --------            --------
Operating loss .......................................     (117.7)   (6.6%)    (184.3)  (10.6%)
Interest expense .....................................      (46.0)   (2.6%)     (24.8)   (1.4%)
Interest income and other, net .......................       11.2     0.6%        9.6     0.5%
                                                         --------            --------
Loss before taxes ....................................     (152.5)   (8.6%)    (199.5)  (11.5%)
Tax provision (benefit) ..............................      (22.5)    1.3%       26.9    (1.5%)
                                                         --------            --------
Net loss from continuing operations ..................    ($130.0)   (7.3%)   ($226.4)  (13.0%)
                                                         ========            ========

Net sales in the year ended December 31, 2006 increased $28.4 million or 1.6% versus the same period of 2005. Excluding the increase in sales due to the effect of changes in foreign currency translation of $41.9 million, net sales decreased 0.8% from the prior year. Increases in sales volume in the Compressor and Electrical Components Groups were more than offset by a substantial decline in volumes in the Engine & Power Train segment.

Gross profit and gross margin were $95.1 million and 5.4% in the year ended December 31, 2006, as compared to $105.4 million and 6.1% in the fiscal year ended December 31, 2005. Gross profit was negatively affected by the impact of commodity costs, which were $27.8 million higher in the current year net of pricing adjustments. While pricing increases helped to mitigate the impact of the commodity increases, due to the rapid escalation of commodity pricing none of the segments were able to achieve complete recovery for the full year. Gross profit was also negatively affected by unfavorable foreign exchange rates, particularly the Brazilian Real. Currency costs, net of hedging, impacted 2006 results unfavorably by $21.8 million. Production and purchasing inefficiencies in our Juarez, Mexico facility, due to Oracle implementation issues and improper material resource planning exacerbated by high levels of personnel turnover, resulted in unfavorable costs year-on-year of approximately $10.5 million. These unfavorable results were somewhat offset by purchasing and other operational improvements of $19.0 million, driven primarily by restructuring efforts in the Engine Group. A favorable court ruling resulting in the reversal of a reserve for non-income taxes in Brazil also contributed $6.6 million to 2006 results.

Gross profit was favorably impacted in both periods by net pension benefit income that was recorded as a result of the over-funding of the majority of our pension plans. This income totaled $12.8 million and $13.1 million in 2006 and 2005 respectively.

Selling, general and administrative expenses were $11.8 million or 7.0% higher in the fiscal year ended December 31, 2006 compared to the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses were 10.2% and 9.7% in the fiscal years ended December 31, 2006 and December 31, 2005, respectively. The increase was primarily related to AlixPartners' fees of $21.1 million for consulting services provided to our Engine & Power Train business, compared to $7.8 million in 2005. Corporate expenses also increased by $7.1 million, due primarily to increases in costs for consulting and auditing costs ($4.9 million) and the roll-out of our new ERP platform ($1.5 million). These cost increases were somewhat offset by improvements in warranty costs ($6.7 million) and engineering costs ($3.2 million) in the Engine Group.

Impairments, restructuring charges and other items were $32.3 million in 2006. $27.1 million of this amount was recorded by the Engine Group, for impairment charges for long-lived assets ($24.1 million) and other restructuring charges ($3.0 million). $2.8 million in asset impairments were recorded by the Electrical Components Group for various plant consolidation initiatives. Finally, the Compressor Group recorded $2.4 million in restructuring charges, for impairment of long-lived assets ($2.2 million) and related charges ($0.2 million) at two of its facilities in Mississippi.

2005 results included an impairment charge of $108.0 million generated from the goodwill associated with the acquisition of FASCO (which is included in the Electrical Components segment), an impairment charge of $2.7 million related to the goodwill associated with the Engine & Power Train's Czech Republic operations and a $2.7 million impairment charge related to the intangible assets at Manufacturing Data Systems, Inc. ("MDSI"), a technology business not associated with any of our three main segments.

The failure to achieve the 2005 business plan, coupled with expected market conditions, deterioration of volumes and our inability to recover higher commodity and transportation costs through price increases resulted in revised expected cash flows for FASCO. Based on the revised estimates of cash flow, FASCO's estimated fair value had deteriorated from the previous assessment and, as a result, a goodwill impairment of $108.0 million was recognized.

Our annual fourth quarter goodwill assessment in 2005 also revealed that the expected cash flows were lower than had previously been estimated for both the Engine & Power Train Group's Czech Republic operation and at MDSI, resulting in goodwill impairments at each of those locations that represented the entire carrying value recorded.

In addition to these impairments, we incurred $7.6 million in asset impairment and restructuring charges during the fiscal year ended December 31, 2005. The Italian Engine & Power Train operations recorded $1.4 million of termination costs during the third quarter related to a previously announced intent to reduce its workforce by 115 persons. We then recorded a $3.0 million charge upon the closure of this operation at the end of December reflecting our net investment in that operation.

The remaining 2005 charges include $0.9 million recorded by the North American Compressor operations related to additional moving costs for previously announced actions and $2.3 million of asset impairment charges across several segments for manufacturing equipment idled through facility consolidations and the reduction of carrying value of closed plants to fair value.

Interest expense amounted to $46.0 million in the fiscal year ended December 31, 2006 compared to $24.8 million in the comparable period of 2005. The increase was primarily related to higher average interest rates applicable to our borrowings both in the United States and in a number of our foreign locations. In addition, $6.7 million in one-time costs associated with the write-off of previously capitalized loan origination costs affected results. These write-offs were the result of our bank refinancing in the first quarter ($3.7 million) and again in the fourth quarter ($3.0 million) of 2006.

Interest income and other, net amounted to $11.2 million in the fiscal year ended December 31, 2006 compared to $9.6 million in the same period of 2005. The impact of lower interest income due to lower cash balances was more than offset by a gain of $3.6 million on the sale of our interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand, during the first quarter. The sale of the stock was completed in conjunction with the end of a licensing agreement between our Compressor operations and Kulthorn Kirby.

The consolidated statement of operations reflects a $22.5 million income tax benefit for the fiscal year ended December 31, 2006. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income or discontinued operations), tax expense is first allocated to the other sources of income with a related benefit recorded in continuing operations. The full year results of 2006 reflected a tax benefit in continuing operations and tax expense in other comprehensive income and discontinued operations. After giving consideration for the allocation of taxes across these categories, our net effective tax rate for U.S. continuing operations was 0% in both 2006 and 2005. The net effective tax rate for foreign continuing operations was (14.7%) and (23.2%) in 2006 and 2005 respectively.

At December 31, 2006 and 2005, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the preponderance of negative evidence would indicate that these deferred tax assets would not be recoverable. Valuation allowances were also established against remaining foreign deferred tax assets in Brazil in 2006 (aggregating approximately $5.9 million) due to negative evidence resulting in a determination that it is no longer more likely than not that the assets will be realized.

We recorded income tax expense of $26.9 million on a loss before taxes of $199.5 million for the fiscal year ended December 31, 2005. The primary differences in our tax rate for fiscal 2006 as compared with 2005 were the non-deductibility of the goodwill and other intangible asset impairments recognized in 2005 and the recognition of deferred tax asset valuation allowances during the third quarter of 2005 related to the Brazilian Engine operations ($7.1 million) and U.S. jurisdiction ($18.2 million), as the preponderance of negative evidence indicated that these deferred tax assets would not be recoverable. Excluding the impairments and valuation allowances, the unusual result was also the product of not providing benefits on losses in jurisdictions where the preponderance of negative evidence would indicate that these deferred tax assets would not be recoverable.

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

Net loss in the fiscal year ended December 31, 2006 was $130.0 million, or $7.03 per share, as compared to net loss of $226.4 million, or $12.25 per share, in the fiscal year ended December 31, 2005. The current period improvement was primarily the result of the absence of further goodwill impairments in the current year and lower deferred tax asset valuation allowances when compared to the prior year.

REPORTABLE OPERATING SEGMENTS

The financial information presented below is for our three reportable operating segments for the periods presented: Compressor, Engine & Power Train, and Electrical Components. Previously, the Company also reported a Pump Products business segment; however, as a result of the decision, during the first quarter of 2006, to sell 100% of its ownership in Little Giant Pump Company, such operations are no longer reported in loss from continuing operations before tax. Little Giant operations represented approximately 90% of that previously reported segment. Since our remaining pump business does not meet the definition of reporting segment as defined by SFAS No. 131, "Segment Reporting," we no longer report a Pump Products segment, and operating results of the remaining pump business are included in Other for segment reporting purposes.

The sale of our 100% ownership interest in Little Giant Pump Company was completed on April 21, 2006 for $120.7 million. As noted above, its results for the twelve months ended December 31, 2006, 2005, and 2004 are included in income from discontinued operations. We recognized a pre-tax gain on the sale of $78.0 million. The gain on the sale is presented in income from discontinued operations and amounted to $49.7 million net of tax ($2.69 per share). The gross proceeds from the sale were used to repay debt.

Financial measures regarding each segment's income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items ("operating income") and income (loss) before interest, other expense and income taxes and impairments, restructuring charges, and other items divided by net sales ("operating margin") are not measures of performance under accounting principles generally accepted in the United States (GAAP). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income (loss) before interest, other expense and income taxes, impairments, restructuring charges, and other items to income before provision for income taxes, see Note 9, Business Segments.

     Compressor Products

Compressor business sales in the fiscal year of 2006 increased 10.1% to $1,002.7 million from $910.9 million in 2005. Excluding the increase in sales due to the effects of foreign currency translation of $39.6 million, sales increased by 5.7% in 2006. Full year sales reflected year-on-year increase in commercial compressors (up $69.8 million), residential air conditioning (up $23.2 million), and refrigeration and freezer compressors (up $21.9 million). While the sales increase in the commercial product line was attributable to price advances, the increases in residential air conditioning and in refrigeration and freezer compressors were due to higher volumes, with unit sales improving by 25% and 20% respectively. The improvements in compressors for residential air conditioning were attributable to increases in volumes with key OEM's, due in part to new product introductions as well as enhanced customer service programs. The increases in the refrigeration and freezer product lines were primarily in India, where we are experiencing rapid growth in new and profitable markets.

Compressor business operating loss and the related margin on net sales for the fiscal year ended December 31, 2006 amounted to $4.5 million and 0.4% compared to operating profit of $18.8 million and 2.1% for 2005. The effects of foreign currency exchange rates caused a decline of $22.2 million.

During the fiscal year ended December 31, 2006, the U.S. Dollar was on average 5.3% weaker versus the Brazilian Real and 11.9% weaker versus the Euro than during 2005. Compressor segment operating margin also deteriorated due to unfavorable commodity costs. Advances in selling prices to offset increases in commodity costs were primarily implemented in the latter half of the year, and were not sufficient to mitigate the increase, with a net unfavorable impact to operating results of $10.8 million. On the other hand, in the fourth quarter of 2006, the Compressor Group's Brazilian facility received a favorable court ruling, deeming certain non-income-based taxes it had accrued on its balance sheet as unconstitutional. The reversal of this accrual resulted in a favorable net impact to operating results of $6.6 million for the fourth quarter and full year 2006. The implementation of other productivity improvements over the course of the year also yielded a favorable impact to operating profitability of $2.8 million.

     Electrical Component Products

Sales for the fiscal year 2006 increased 4.8% to $429.9 million compared to $410.1 million in 2005. Sales were higher in the residential and commercial markets (up 7.0% in 2006) due to HVAC-related sales in the first three quarters of the year, although these advances were due to pricing, as unit volumes were approximately flat year on year. Sales in the automotive motor market, while improving in the latter half of the year, were lower in the first and second quarters as a result of lower build schedules and market share losses by our customer at their respective OEM's. Sales in the automotive market segment were 1.9% lower for 2006 in dollar terms and 8.9% lower in terms of units sold.

Electrical Components operating loss and margin for the fiscal year of 2006 amounted to $4.7 million and 1.1% compared to an operating profit of $7.5 million and 1.8% in 2005. Full year results were impacted significantly by commodity costs, resulting in a decline of $10.7 million net of price increases. The group's Juarez, Mexico facility experienced significant productivity issues in the latter half of the year, including Oracle implementation issues and inefficient materials management exacerbated by high levels of personnel turnover, affecting operating profitability unfavorably by $10.5 million. However, other Electrical Components locations experienced gains in purchasing initiatives and productivity improvements, contributing $8.9 million to results for the current year.

     Engine & Power Train Products

Engine & Power Train business sales declined 21.1% to $319.0 million in the fiscal year ended December 31, 2006 compared to $404.1 million in the corresponding period of 2005. The most significant decline in the year was attributable to the loss of sales of $29.1 million into the European market from our former Italian subsidiary, which was shut down at the end of 2005. A year-over-year decline in sales volumes of engines used for generators reflected the lack of a significant hurricane or other storm activity during the 2006 season, and was down $22.7 million versus the same period in 2005. In addition, sales volumes of engines for snowthrowers declined $18.6 million as compared to the full year 2005. Lower orders ahead of the snow season due to customer concern regarding anticipated snowfall levels was exacerbated by lack of significant snowfall in key geographic areas. In units sold, volumes of snowthrower engines sold in 2006 lagged 2005 by approximately 15.0%. The remaining sales decline was primarily attributable to a decrease in transmission business, due to a reduction in volume with a major customer.

Engine & Power Train business operating loss in the fiscal year ended December 31, 2006 amounted to $53.8 million compared to a loss of $75.1 million in the corresponding period of 2005. Included in the 2006 results were AlixPartners' fees of $21.1 million (compared to $7.8 million in 2005) and a $3.5 million gain from the sale of the Douglas, Georgia engine facility in the first quarter of 2006. Excluding these two items, operating results improved by approximately 46.2% in 2006. The improvements reflected lower fixed costs associated with plant closures and other productivity improvements, offset by the losses in margin from reduced sales volume.

The significant costs associated with excess capacities in the U.S. and Europe contributed substantially to the Engine & Power Train losses in 2005. The excess capacity situation was exacerbated by the shift of production to our Brazilian manufacturing facility resulting in duplicate capacities. We completed this transition in 2006.

FISCAL YEAR ENDED DECEMBER 31, 2005 VS. FISCAL YEAR ENDED DECEMBER 31, 2004

Fiscal Year Ended December 31,
(dollars in millions)                                      2005       %        2004       %
                                                         --------   -----    --------   -----
Net sales ............................................   $1,740.7   100.0%   $1,797.4   100.0%
Cost of sales and operating expenses .................    1,635.3    93.9%    1,582.6    88.1%
Selling and administrative expenses ..................      168.7     9.7%      184.1    10.2%
Impairments, restructuring charges, and other items ..      121.0     7.0%       21.5     1.2%
                                                         --------            --------
Operating income (loss) ..............................     (184.3)  (10.6%)       9.2     0.5%
Interest expense .....................................      (24.8)   (1.4%)     (22.7)   (1.3%)
Interest income and other, net .......................        9.6     0.5%       14.0     0.8%
                                                         --------            --------
Income (Loss) before taxes ...........................     (199.5)  (11.5%)       0.5       *
Tax provision (benefit) ..............................       26.9     1.5%       (0.2)      *
                                                         --------            --------
Net income (loss) from continuing operations .........    ($226.4)  (13.0%)  $    0.7       *
                                                         ========            ========

*    Less than 0.1%

Net sales in the year ended December 31, 2005 decreased $56.7 million or 3.2% versus the same period of 2004, including an increase in sales of $55.6 million resulting from the effect of changes in foreign currency exchange rates. This was primarily due to lower volumes in the Compressor and Engine & Power Train segments.

Gross profit and gross margin were $105.4 million and 6.1% in the year ended December 31, 2005, as compared to $214.8 million and 11.9% in the fiscal year ended December 31, 2004. Gross profit was negatively affected by the impact of commodity costs, which were $98.6 million higher in relative terms. Pricing increases helped to mitigate the impact of this increase, though neither the Electrical Components nor Engine & Power Train segments were able to achieve complete recovery. Gross profit was also negatively affected by unfavorable foreign exchange rates, particularly the Brazilian Real.

Gross profit was favorably impacted in both periods by net pension benefit income that was recorded as a result of the over-funding of the majority of our pension plans. This income totaled $13.1 million and $14.3 million in 2005 and 2004 respectively.

Selling, general and administrative expenses were $15.4 million or 8.4% lower in the fiscal year ended December 31, 2005 compared to the prior fiscal year. As a percentage of net sales, selling, general and administrative expenses were 9.7% and 10.2% in the fiscal years ended December 31, 2005 and December 31, 2004, respectively. The completion of the amortization of non-compete agreements associated with our 2002 acquisition of FASCO contributed $7.5 million to the decrease in selling, general and administrative expenses in 2005.

2005 results included an impairment charge of $108.0 million related to the goodwill associated with the acquisition of FASCO (which is included in the Electrical Components segment), an impairment charge of $2.7 million related to the goodwill associated with the acquisition of the Engine & Power Train's Czech Republic operations and a $2.7 million impairment charge related to the intangible assets associated with the acquisition of Manufacturing Data Systems, Inc., a technology business not associated with any of the Company's three main segments.

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

In addition to these impairments, we incurred $7.6 million in asset impairment and restructuring charges during the fiscal year ended December 31, 2005. The Italian Engine & Power Train operations recorded $1.4 million of termination costs during the third quarter related to previously announced intent to reduce its workforce by 115 persons. We then recorded a $3.0 million charge upon the closure of this operation at the end of December reflecting our net investment in that operation.

The remaining charges include $0.9 million recorded by the North American Compressor operations related to additional moving costs for previously announced actions and $2.3 million of asset impairment charges across several segments for manufacturing equipment idled through facility consolidations and the reduction of carrying value of closed plants to fair value.

In 2004, we recorded charges of $8.7 million related to restructuring programs in the North American Compressor, Indian Compressor and Electrical Components businesses; $14.6 million related to environmental costs involving our New Holstein, Wisconsin facility; and a $1.8 million gain related to the final curtailment of medical benefits related to former hourly employees of the Sheboygan Falls, Wisconsin Plant.

Interest expense amounted to $24.8 million in the fiscal year ended December 31, 2005 compared to $22.7 million in the comparable period of 2004. The increase was primarily related to higher average interest rates applicable to our borrowings both in the United States and in a number of our foreign locations, in addition to reflecting the impact of the loss of benefit previously provided by interest rate swaps exchanging fixed rates for variable.

Interest income and other, net amounted to $9.6 million in the fiscal year ended December 31, 2005 compared to $14.0 million in the same period of 2004. This decrease resulted primarily from lower average deposits in Brazil and the United States.

We recorded income tax expense of $26.9 million on a loss before taxes of $199.5 million for the fiscal year ended December 31, 2005, as compared with a tax benefit of $0.2 million on a profit before taxes of $0.5 million for the corresponding period in 2004. The primary differences in our tax rate for fiscal 2005 as compared with the corresponding period were the non-deductibility of the goodwill and other intangible asset impairment recognized in 2005 and the recognition of deferred tax asset valuation allowances during the third quarter of 2005 related to the Brazilian Engine operations ($7.1 million) and U.S. ($18.2 million), as the preponderance of negative evidence indicated that these deferred tax assets would not be recoverable. Excluding the impairments and valuation allowances, the unusual result was also the product of not providing benefits on losses in jurisdictions where the preponderance of negative evidence would indicate that these deferred tax assets would not be recoverable.

Net loss in the fiscal year ended December 31, 2005 was $226.4 million, or $12.25 per share, as compared to net income of $0.7 million, or $0.04 per share, in the fiscal year ended December 31, 2004. The current period decline was primarily the result of the impact of the goodwill impairment, other impairments and restructuring costs and deferred tax asset valuation allowances described above. Additional factors discussed throughout the Reportable Operating Segments discussion that follows contributed to the operating loss experienced, even after excluding the impairments, restructuring charges, and deferred tax asset valuation allowances.

REPORTABLE OPERATING SEGMENTS

The financial information presented below is for our three reportable operating segments for the periods presented: Compressor, Engine & Power Train, and Electrical Components. Financial measures regarding each segment's income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items ("operating income") and income (loss) before interest, other expense and income taxes and impairments, restructuring charges, and other items divided by net sales ("operating margin") are not measures of performance under accounting principles generally accepted in the United States (GAAP). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income (loss) before interest, other expense and income taxes, impairments, restructuring charges, and other items to income before provision for income taxes, see Note 9, Segment Reporting.

     Compressor Products

Compressor business sales in the fiscal year of 2005 increased 3.5% to $910.9 million from $880.2 million in 2004. The increase for the period was attributable to the effect of foreign currency translation that increased sales by $56.3 million. Excluding the effect of foreign currency fluctuation, volume increases of aftermarket products and compressor products that are primarily manufactured by us in our Brazilian and Indian facilities and sold into the original equipment markets for residential refrigerators and freezers were more than offset by declines in sales of compressors used in room air conditioners and commercial applications. Aftermarket volumes improved based on favorable relative weather conditions, and refrigeration and freezer volume gains were driven by economic forces providing greater demand for the product. Air volumes decreased with the shift to products we did not offer at that time.

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

OTHER MATTERS

Environmental Matters

We are subject to various federal, state and local laws relating to the protection of the environment and are actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Note 11 to the financial statements.) Liabilities relating to probable remediation activities are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

At December 31, 2006 and December 31, 2005, we had accrued $3.3 million and $3.5 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

AlixPartners Engagement

We engaged AlixPartners during the third quarter of 2005 to assist in the restructuring plans of the Engine & Power Train business. The plans focused on improving the group's profitability. The plans included eliminating significant duplicate capacity, among other cost reduction efforts. We believe the participation by AlixPartners has allowed us to progress in effecting these changes in a shorter time frame than it otherwise could have achieved. During 2006 and 2005, we incurred $21.1 million and $7.8 million respectively related to fees earned by AlixPartners during the year.

On December 9, 2006, we entered into a new letter agreement with AlixPartners and its affiliate, AP Services, LLC. This agreement provides for AlixPartners to continue to provide interim management, financial advisory, and consulting services for our Engine and Power Train Group, but alters the amounts and timing of payments that would be due to AlixPartners over the following nine months. The new agreement replaces provisions that determined an amount of "success" fee based upon computations of cost savings with a mutually agreed upon fixed amount so that we would have greater certainty concerning our future cash outflows.

On January 19, 2007, in connection with the management changes described in Item 10, we entered into an addendum to our agreement with AP Services LLC that, among other things, added additional tasks to be performed by AP Services, including providing the services of James J. Bonsall to serve as our interim President and Chief Operating Officer. A copy of this addendum was included with the Current Report on Form 8-K that we filed on January 25, 2007.

We expect that fees paid to AlixPartners will be substantially reduced in 2007, as their work at the Engine & Power Train Group is essentially complete. However, due to the appointment of Mr. Bonsall as our interim President and Chief Operating Officer, fees for his services will continue to be incurred until such time as a permanent CEO is identified, as well as through any transition period incorporated in that process.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness, and support working capital requirements. Our principal sources of liquidity are cash flows from operating activities, when available, and borrowings under available credit facilities. A substantial portion of our operating income can be generated by foreign operations. In those circumstances, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions.

CASH FLOW

2006 vs. 2005

Cash used by operating activities was $94.4 million in the fiscal year of 2006 as compared to cash provided by operations of $16.0 million in 2005. The use of cash in 2006 reflected both our operating loss and net investments in working capital. Included in operating loss for 2006 was the gain on the sale of the Little Giant Pump Company of $49.7 million and the associated gain from the curtailment of its pension plan of $8.5 million. In addition, inventories increased by $18.9 million since the beginning of the year, attributable in part to Oracle implementation issues and inefficient materials management exacerbated by high levels of personnel turnover associated with a facility in Mexico. Accounts receivable in 2006 increased by $7.4 million from the beginning of the year. This increase was the result of receivables, on average, requiring an additional four days to collect as of December 31, 2006 as compared to the end of 2005. This increase was driven in part by the Engine & Power Train segment, whose days sales outstanding increased from 50 at the end of the 2005 to 54 as of December 31, 2006. A key customer at the Engine Group, comprising 49% and 50% of its total outstanding accounts receivable balance at the end of 2006 and 2005 respectively, increased its average time to pay by six days over the course of 2006, thus lengthening the average time to collection for that segment. Days sales outstanding also increased in the Electrical Components Group, from 52 days at the end of 2005 to 58 days at the end of 2006. A greater percentage of the accounts receivable balance for Electrical Components at the end of 2006 was for automotive customers, who on average pay on more extended payment terms than other customers for the group.

The cash used to fund operations, fund capital expenditures and repay amounts originally borrowed under the new debt arrangements was predominantly provided by proceeds from the sale of Little Giant Pump Company. The sale of our 100% ownership interest in Little Giant Pump Company was completed on April 21, 2006 for $120.7 million. Approximately 63% of the gross proceeds were applied against the First Lien borrowing and 37% against the Second Lien borrowing.

Average days sales outstanding were 59 days at December 31, 2006 versus 55 days at December 31, 2005, before giving effect to receivables sold. Days inventory on hand were 82 days at December 31, 2006, up from 79 days at December 31, 2005, due to the factors discussed above.

Cash flows provided by investing activities were $70.9 million in fiscal 2006 as compared to a use of cash of $109.8 million in 2005. Of the overall change of $180.7 million, $51.2 million was related to lower capital expenditures in 2006 compared to significant new product expansions in India and Brazil in 2005, and $131.5 million related to higher proceeds received from the sale of assets during 2006. Included in such sales was our 100% interest in Little Giant Pump Company for $120.7 million, the sale of our 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of our former Douglas, Georgia manufacturing facility for $3.5 million. In addition, during the first quarter, we acquired a small Australian-based company, which owned patents related to the manufacturing of certain types of electric motors, which are applicable to both our Electrical Components, and Compressor segments. The entire purchase price was allocated to amortizable intangible assets.

Cash flows used in financing activities were $9.2 million in fiscal 2006 as compared to $24.0 million in 2005. During the first quarter 2006, the remaining outstanding balances of our Senior Guaranteed Notes, Revolving Credit Facility and Industrial Revenue Bonds were replaced by a new financing package that included a $275 million First Lien Credit Agreement (amended in the fourth quarter to $250 million) and a $100 million Second Lien Credit Agreement (replaced in the fourth quarter by a different Second Lien Credit Agreement). During the second quarter 2006, proceeds from the sale of Little Giant Pump Company were used to repay a portion of our borrowings under the First and Second Lien Credit Agreements, based upon formulas contained in the agreements.

2005 vs. 2004

Cash provided by operating activities was $16.0 million in the fiscal year of 2005 as compared to cash provided by operations of $5.2 million in 2004. Improvements in working capital management, particularly in the second half of the year, were utilized to fund operating activities. We also used existing cash balances during the year to prepay $50 million of our Senior Guaranteed Notes, pay dividends, and fund capital expenditures.

Cash flows used in investing activities were $113.3 million in fiscal 2005 as compared to $84.0 million in 2004, reflecting a $29.3 million increase in capital expenditures in 2005, primarily related to new product expansions in Brazil and India.

Cash flows used in financing activities were $24.0 million in fiscal 2005 as compared to $58.9 million in 2004, primarily reflecting the repayment of $50 million of our Senior Guaranteed Notes in the first quarter net of additional foreign borrowings during 2005 versus repayments in 2004. We also paid dividends in the first and second quarters amounting to $11.8 million. We did not pay a dividend during the third or fourth quarters of 2005 and under our new credit facilities were prohibited from paying a dividend in 2006.

CAPITALIZATION

In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our First Lien Credit Agreement, long-term debt under our Second Lien Credit Agreement, and foreign bank debt to fund our capital expenditures and working capital requirements. For the fiscal years ended December 31, 2006 and December 31, 2005, our average outstanding debt balance was $373.0 million and $375.8 million, respectively. During the second quarter of 2006 we entered into interest rate swap agreements, effectively converting $90 million of variable rate debt to fixed rate debt. The weighted average long-term interest rate, including the effect of hedging activities, was 9.2% and 6.2% for 2006 and 2005 respectively. Among other factors, the change in the weighted average, long-term interest rate for the respective periods reflected the increase in the borrowing rate applicable to our new borrowing arrangements. This restructuring resulted in a weighted average rate of 10.0% as of December 31, 2006, as compared to the original interest rate of 4.6% under our Senior Guaranteed Notes at the beginning of the year and 8.8% under our First and Second Lien Agreements as originally structured in February of 2006. In part, the increase was due to a greater percentage of our overall debt structure being carried under our Second Lien Agreement, ($100 million versus $54.6 million prior to the fourth quarter restructuring) and less under the First Lien Agreement.

As further discussed in Note 10 to the financial statements, the Senior Guaranteed Notes and the revolving credit facility were successfully refinanced on February 3, 2006. Proceeds were also used to repay the remaining amounts outstanding under the Industrial Revenue Bonds. The Senior Guaranteed Notes and Revolving Credit Facility were replaced by a new financing package that included a $275 million First Lien Credit Agreement (reduced to $250 million as part of the fourth quarter restructuring) and a $100 million Second Lien Credit Agreement. The agreements provided for security interests in certain of our assets and specific financial covenants related to an Adjusted EBITDA metric, capital expenditures and fixed charge coverage. Additionally, under the terms of the agreements, no dividends could be paid prior to December 31, 2006, and minimum amounts of credit availability are required thereafter.

On November 3, 2006 we signed amendments to these lending arrangements. The principal terms of the November 3 amendments were described in a Current Report on Form 8-K we filed on November 8, 2006. On November 13, 2006, we signed a new $100 million Second Lien Credit Agreement with Tricap Partners LLC, replacing our previous Second Lien Credit Agreement, as well as a corresponding further amendment to our February 6, 2006 First Lien Credit Agreement. Finally, on December 11, 2006, we obtained further amendments to these agreements in order to approve a restructuring of our lending arrangements with our Brazilian engine manufacturing facility. The principal terms of the December 11 amendments were described on a Current Report on Form 8-K we filed on December 15, 2006.

In March of 2007, our Brazilian manufacturing facility, TMT Motoco, received an unfavorable ruling in Brazilian court regarding the requested restructuring of its lending arrangements referenced above. TMT Motoco subsequently filed a request in Brazil for court permission to pursue a judicial restructuring, similar to a U.S. filing for Chapter 11 bankruptcy protection. The filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained further amendments to our First and Second Lien Credit Agreements that cured the cross-default provisions triggered by the filing in Brazil. For further discussion of the TMT Motoco restructuring and the amendments to our First and Second Lien Credit Agreements, refer to "Adequacy of Liquidity Sources" below, and Note 10, "Debt," of the Notes to the Consolidated Financial Statements.

     Accounts Receivable Sales

Certain of our Brazilian and Asian subsidiaries periodically sell their accounts receivable with financial institutions. Such receivables are factored with recourse to us and, in most cases, are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $46.5 million and $32.1 million as of December 31, 2006 and December 31, 2005, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

     Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements. However, in 2006 cash flows from operations were negative and the Company has had to rely on existing cash balances, proceeds from credit facilities and asset sales to fund its needs.

Throughout the first three quarters of 2006, our main domestic credit facilities were provided under two credit agreements we signed on February 6, 2006: a $275 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. Both agreements provided for security interests in substantially all of our assets and specific financial covenants related to EBITDA (as defined under the agreements and hereafter referred to as our "Adjusted EBITDA"), capital expenditures, fixed charge coverage, and limits on additional foreign borrowings.

During 2006 our results from operations continued to be impacted by unfavorable events that caused actual Adjusted EBITDA for the twelve-month period ended September 30, 2006, calculated to be $5.1 million, to fall short of the $21.0 million required under the credit agreements before the amendments and replacement second lien agreement described below. As a result, we sought, and on November 3, 2006 signed, amendments to our lending arrangements with our first and second lien lenders. The principal terms of the November 3 amendments were described in a Current Report on Form 8-K we filed on November 8, 2006.

On November 13, 2006 we signed a new $100 million Second Lien Credit Agreement with Tricap Partners LLC and a corresponding further amendment to our February 6, 2006 First Lien Credit Agreement. The new second lien facility provided us with additional liquidity and more lenient financial covenants. We borrowed $100 million under the new Second Lien Credit Agreement and used the proceeds to repay in full the outstanding balance of $54.6 million under the old Second Lien Credit agreement, plus a 2.0% prepayment premium, and to repay $40.0 million of borrowings under the First Lien Credit Agreement. Both the First Lien Credit Agreement as amended and the new Second Lien Credit Agreement have three year terms.

Interest on the new Second Lien Agreement is equal to LIBOR plus 6.75% plus paid in kind ("PIK") interest of 1.5%. PIK interest accrues monthly on the outstanding debt balance and is paid when the associated principal is repaid. This compares to the previous second lien arrangement, as amended, of cash interest of LIBOR plus 7.5% plus PIK interest of 2.0%.

While the new Second Lien Agreement has more favorable interest terms than its predecessor, our weighted average cost of borrowing under the current agreements is higher than it was before the November 13 refinancing. This is attributable to a greater proportion of our total debt being borrowed under the Second Lien Agreement ($100 million versus $54.6 million) and less under the First Lien Agreement. Giving effect to our new and amended arrangements, our weighted average interest rate for all long-term borrowings as of December 31, 2006 is 10.0% compared to 8.8% prior to the November 13 refinancing.

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

Milestone Date       Aggregate Reduction
--------------       -------------------
June 30, 2007           $20.0 million
September 30, 2007      $40.0 million
December 31, 2007       $60.0 million

The new Second Lien Credit Agreement also provided for an additional 2.5% in PIK interest if certain assets are not sold by December 31, 2007.

Sources of funds to make the principal reductions could include, but are not limited to, cash from operations, reductions in working capital, or asset sales.

In addition, the new Second Lien Credit Agreement includes a commitment to create an advisory committee to assist our board of directors in working with a nationally recognized executive recruiting firm and to recommend to the board qualified candidates for various executive management positions, including the Chief Executive Officer position. The committee, consisting of Mr. Risley and Mr. Banks of our board of directors, as well as a representative from our second lien lender, has engaged a search firm and is currently in the process of interviewing candidates for this position.

On January 19, 2007, a special committee of our board of directors appointed James J. Bonsall interim President and Chief Operating Officer, a new position. Mr. Bonsall will function as our principal executive officer until a new Chief Executive Officer is appointed. Todd W. Herrick, our former Chief Executive Officer, stepped aside from that position in January.

Some of our major shareholders (Herrick Foundation, of which Todd W. Herrick and Kent B. Herrick are members of the Board of Trustees, and two Herrick family trusts, of which Todd W. Herrick is one of the trustees) entered into option agreements with Tricap to induce Tricap to make the new second lien financing available to us. We have recorded these option agreements, valued at $3.7 million, as part of the loan origination fees, with a credit to paid in capital, associated with the new Second Lien credit agreement with Tricap. Those loan costs are being amortized as interest expense over the remaining term of the debt.

In our November 15, 2006 Form 8-K, we disclosed that we were in negotiations with our lenders in Brazil to reschedule maturities of our current lending arrangements for our Brazilian engine manufacturing subsidiary, TMT Motoco. TMT Motoco has its own financing arrangements with Brazilian banks under which it was required to pay principal installments of various amounts throughout the remainder of 2006 through 2009. Historically, the subsidiary has experienced negative cash flows from operations indicating that it may not have sufficient liquidity on its own to make all required debt repayments as originally scheduled.

On November 21, 2006, lenders representing greater than 60% of the outstanding amounts borrowed, executed a restructuring agreement whereby scheduled maturities were deferred for eighteen months, with subsequent amortization over the following eighteen months. Other provisions of the agreement included a pledge of certain of the assets of TMT Motoco, and a parent guarantee of the obligation, which would only become effective after full repayment of the Second Lien debt.

Two banks representing less than 40% of the outstanding balances did not participate in the restructuring agreement. We ceased further payments to those banks effective November 15, 2006 and began seeking remedies available to us under Brazilian law that would require those banks to abide by the terms of the restructuring agreement. While the non-payments constituted a default under the debt agreements, the lenders under our First and Second Lien Credit Agreements waived, for a time, any cross-default that otherwise would have resulted from our failing to make a required payment on these Brazilian loans.

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

On March 15, 2007, the Brazilian court denied TMT Motoco's request to impose the terms of its restructuring agreement on the dissenting banks. In conjunction with its ruling, the Brazilian court also lifted a stay that had previously prevented one of the dissenting banks from pursuing collection proceedings. The court also implemented sweep procedures for TMT Motoco's bank accounts. These actions had the effect of accelerating TMT Motoco's debt to that dissenting bank, making it all due and payable and enabling the bank to pursue its remedies for collection under Brazilian law.

As a result of these rulings, on March 22, 2007 TMT Motoco filed a request in Brazil for court permission to pursue a judicial restructuring, similar to a U.S. filing for Chapter 11 bankruptcy protection. The court granted its permission for the restructuring request on March 28.

As a result of the requested judicial restructuring in Brazil, all of the TMT Motoco debt ($88.7 million) has been classified on our Consolidated Balance Sheet as of December 31, 2006 as current.

The filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained further amendments to our First and Second Lien Credit Agreements that cured the cross-default provisions triggered by the filing in Brazil.

As part of the April 9, 2007 amendment to our First and Second Lien Credit Agreements, the minimum cumulative Adjusted EBITDA levels (measured from October 1, 2006) for the fourth quarter 2006 and 2007 quarterly periods (in millions) were set at:

Quarterly Period Ending   First Lien Agreement   Second Lien Agreement
-----------------------   --------------------   ---------------------
December 31, 2006                ($14.9)                 ($16.9)
March 31, 2007                    ($8.0)                 ($10.0)
June 30, 2007                   $  17.0                 $  15.0
September 30, 2007              $  42.0                 $  40.0
December 31, 2007               $  62.0                 $  60.0

These levels of Adjusted EBITDA are subject to further adjustment if certain business units or products lines are sold during the period. In addition, other terms of the amendments included limitations on the amounts of capital expenditures and professional fees during the term of the agreements. If a permanent Chief Executive Officer has not been hired by May 1, 2007, the amendment to our Second Lien credit agreement also includes a 2.5% per annum step-up in cash interest rate from that day forward until such time as a permanent CEO is hired. However, the additional interest is not assessed if the CEO candidate has not assumed his or her duties due either to a personal emergency or inability to reach agreement on terms of employment.

We paid $625,000 in fees, plus expenses, to the First Lien lender upon execution of the agreement. In addition to fees paid of $750,000, plus expenses, to the Second Lien lender, we also granted warrants to purchase a number of shares of Class A Common Stock equal to 7% of our fully diluted common stock. These warrants, valued at $7.7 million, expire five years from the date of the execution of this amendment to the Second Lien credit agreement. This cost will be recorded as interest expense in the second quarter of 2007.

As discussed above, the First and Second Lien agreements contain cumulative Adjusted EBITDA covenants for which measurement occurs at each of the five quarterly periods beginning October 1, 2006 and ending December 31, 2007. We were in compliance with these covenants at December 31, 2006, and in order to remain in compliance during 2007 we will need to realize net improvements in our reported results.

In response to these challenges, we began the implementation of a plan to restore the business to a better financial condition, which began eighteen months ago with the hiring of an outside consultant,

AlixPartners, to turn around the Engine & Power Train Group. AlixPartners implemented a restructuring plan that reduced the reported 2005 operating loss for the Engine & Power Train Group from $75.1 million to $53.8 million in 2006 (2006 segment operating loss also included $21.1 million in expense for fees to AlixPartners). An improvement approximating that realized in 2006 for the Engine Group is expected for 2007. As mentioned above, a Managing Director with AlixPartners, James Bonsall, has recently been appointed as President and Chief Operating Officer of the Company, and he will be responsible, until such time as these responsibilities are transitioned to a permanent Chief Executive Officer, for leading our management toward our goal of achieving identified improvements aggregating $50 million for the Compressor, Electrical and Corporate Groups.

While we expect to meet our plan during 2007 and thereby maintain compliance with the Adjusted EBITDA covenants and our other covenants for the next twelve months (attainment of the 2007 budget would result in exceeding the Adjusted EBITDA covenant for the year ending December 31, 2007 by approximately $35 million), there are a number of factors that could potentially arise that could result in shortfalls to our plan and our covenant targets. These factors include continued unfavorable macroeconomic trends, such as increases in commodity prices or further strengthening of the Brazilian real, the inability to obtain sales price increases from customers, and the inability to restructure operations in a manner that generates sufficient positive operational cash flows. Non-compliance with such covenants would allow our lenders to demand immediate repayment of all outstanding borrowings under the agreements. Any inability on our part to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current agreements would have a material adverse effect on our financial position, results of operations and cash flows. We are also concerned about the amount of debt we are carrying in this challenging operating environment as we seek to improve our Company's financial performance. As a result, we will continue to evaluate the feasibility of asset sales as a means to reduce our total indebtedness and to increase liquidity. In addition to improving financial results, the 2007 plan also includes a reduction of capital expenditures by approximately fifty percent from the 2006 expenditure level.

See Part I, Item 1A, "Risk Factors," in this report for further discussion of some of the most significant risks posed by our current liquidity issues.

     Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us; although, as disclosed in
Note 13 to the Consolidated Financial Statements, we are contingently liable with respect to some export receivables sold in Brazil, and as disclosed in Note 11, we are contingently liable if costs of remediation of the Sheboygan Falls, Wisconsin plant site were to exceed the $100 million Remediation Cost Cap insurance we purchased.

We have minimal capital and operating leases, as substantially all employed facilities and equipment are owned. Currently, we have no multi-year purchase commitments for capital items. Purchases of equipment are typically procured within a year and are subject to annual management approval.

After giving effect to the reclassification of the TMT Motoco debt to current and the amendments to the First and Second Lien agreements, our maturities by period for our contractual obligations are as follows:

                      Payments due by Period (in millions)

                              Total   Less than 1 year   1-3 Years   3-5 Years   More than 5 Years
                             ------   ----------------   ---------   ---------   -----------------
Debt Obligations             $380.5        $163.2          $216.7      $ 0.6             --
Interest Payments on Debt*                 $ 38.1          $ 76.1      $76.1               *

* Debt levels are assumed to remain constant. Interest rate is assumed to remain constant at the current weighted average rate of 10.0%.

These scheduled maturities do not consider any of the targeted debt reductions that are incorporated, but not mandated, in our credit agreements.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Management bases its estimates on historical experience and other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Management continually evaluates the information used to make these estimates as our business and the economic environment change. The use of estimates is pervasive throughout our financial statements, but the accounting policies and estimates management considers most critical are as follows:

     Impairment of Long-Lived Assets

It is our policy to review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Such events could include loss of a significant customer or market share, the decision to relocate production to other locations within the Company, or the decision to cease production of specific models of product.

We recognize losses relating to the impairment of long-lived assets when the future undiscounted cash flows are less than the asset's carrying value or when the assets become permanently idle. Assumptions and estimates used in the evaluation of impairment are consistent with our business plan, including current and future economic trends, the effects of new technologies and foreign currency movements are subject to a high degree of judgment and complexity. All of these variables ultimately affect management's estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates, or our inability to achieve our business plan, may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.

As discussed above, during the years ended December 31, 2006, 2005 and 2004 we recognized impairments of our long-lived assets of $28.0 million, $2.4 million and $5.1 million respectively, related to restructuring activities. As we continue our plans to restructure our business and meet plan operating and liquidity targets, a decision may be reached to sell certain assets for amounts less than the carrying values that were established under a held and used model.

     Deferred Tax Assets

As of December 31, 2006, we had no recoverable deferred tax assets recorded on our financial statements. In periods where such assets are recorded, we are required to estimate whether recoverability of our deferred tax assets is more likely than not, based on forecasts of taxable earnings in the related tax jurisdiction. We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations. Examples of evidence that we consider when making judgments about the deferred tax valuation includes tax law changes, a history of cumulative losses, and variances in future projected profitability.

Full valuation allowances will be maintained against deferred tax assets in the U.S. and other foreign countries until sufficient positive evidence exists to reduce or eliminate them. In the third quarter of 2006, valuation allowances were established against remaining foreign deferred tax assets in Brazil (aggregating approximately $5.9 million) due to negative evidence (including a continuation of losses recognized during 2006) which resulted in a determination that it was no longer more likely than not that the assets would be realized.

     Goodwill and Other Intangible Assets

We have goodwill and other intangible assets recorded from acquisitions. These assets are subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. With respect to goodwill, impairment is tested in accordance with SFAS No. 142, "Goodwill and Other Intangibles" by comparison of the carrying value of the reporting unit to its estimated fair value. As there are not quoted prices for our reporting units, fair value is estimated based upon a present value technique using estimated discounted future cash flows. Intangible assets other than goodwill are also subject to periodic evaluation for impairment and are equally sensitive to changes in the underlying assumptions and estimates.

Fair value of our goodwill and other intangible assets is estimated based upon a present value technique using discounted future cash flows, forecasted over a five year period, with residual growth rates forecasted at 3.0% thereafter. We use management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in our valuation model, we evaluate whether there is a reasonable basis for differences between actual results of the preceding year and projected results for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecast data, due to multiple factors such as improved efficiencies or incremental sales volume opportunities that are deemed to be reasonably likely to be achieved. In the India reporting unit of the Compressor Group, the goodwill analysis performed at the end of 2006 projected growth rates of approximately 25.5% and 7.9% in 2007 and 2008 respectively, before moderating to a 5.0% residual growth rate. This higher than average growth rate is due to the introduction of new product in India. For the FASCO business within the Electrical Components Group, the rates were approximately 1.4% and 3.8% in 2007 and 2008, thereafter adjusting to 3.0%, and the Europe reporting unit of the Compressor Group projected growth rates of approximately 4.8% and 0.6% in 2007 and 2008, adjusted to 3.0% thereafter.

Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to
(i) fluctuations in sales volumes, which can be driven by multiple external factors, including weather conditions affecting demand; (ii) product costs, particularly commodities such as copper; (iii) currency exchange fluctuations; (iv) successful implementation of our plan to increase or enhance productivity; (v) fluctuations in sales volumes, which can be driven by multiple external factors, including weather conditions affecting demand; (vi) interest rate fluctuations; and (vii) the intention to continue to operate the reporting unit. Refer to "Cautionary Statements Relating to Forward-Looking Statements" in Item 2 for other factors that have the potential to impact estimates of future cash flows.

Consistent with paragraph 24 of SFAS No. 142, "Goodwill and Other Intangible Assets," discount rates utilized in the goodwill valuation analysis are derived from published resources such as Ibbotson. The rates utilized were 8.16% at December 31, 2006 and 9.25% at December 31, 2005 for all business units for which goodwill is currently recorded.

Operating Profit as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of the Company's ongoing productivity improvements over the life of the forecast model. The Europe reporting unit forecasted operating profit percentages of 3.4% in 2007 and 3.3% thereafter. The India reporting unit forecasted operating profit at 1.6% of sales in 2007 and 2.6% thereafter, and the reporting unit within the Electrical Components Group with goodwill operating profit percentages of 0.0% in 2007, 3.0% in 2008, 6.4% in 2009, 5.2% in 2010, 6.4% in 2011, and 7.8% thereafter.

Based on the goodwill analysis performed for the year ended December 31, 2006, changes of 1.0% in the discount rate utilized would increase (decrease) the fair value calculated for the respective business units as follows:

                                Change in valuation with 1.0% decrease   Change in valuation with 1.0% increase
                                           in discount rate                         in discount rate
                                --------------------------------------   --------------------------------------
Compressor Segment -  Europe                     $ 4.7                                   ($4.4)
Compressor Segment - India                         3.2                                    (3.0)
Electrical Components - Fasco                     16.1                                   (15.1)

For the Fasco business unit, if the discount rate were to increase by 1.0%, the fair value of the business unit would decrease by approximately $15 million. This rate increase would result in the carrying value of the business exceeding its calculated fair value by $4.4 million, and the Company would complete a Step 2 analysis per SFAS 142. The other two business units that have goodwill show fair values sufficiently greater than the carrying value such that a 1.0% increase in discount rate does not place the goodwill at or near risk of impairment.

While we currently believe that the fair value of all of our reporting units exceeds carrying value under the discounted cash flow model, materially different assumptions regarding future performance of our reporting units, the selected discount rate or the intention to continue to operate the reporting units could result in significant impairment losses.

At December 31, 2006, we had $127.0 million of goodwill and $53.0 million of other intangible assets recorded in our consolidated financial statements. Of the goodwill balance, $18.2 million related to the Compressor business and $108.8 million related to the Electrical Components business. The entire other intangible balance is related to the Electrical Components business.

     Accrued and Contingent Liabilities

We have established reserves for environmental and legal contingencies in accordance with SFAS No. 5. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that we are properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While management believes that the current level of reserves is adequate, changes in the future could impact these determinations.

We are involved in a number of environmental sites where we are either responsible for, or participating in, a cleanup effort. As of December 31, 2006, we had accrued a total of $3.3 million and paid approximately $0.1 million in connection with these sites during 2006. For additional information on environmental liabilities, including the Sheboygan River and Harbor Superfund and Hayton Area Remediation Project sites, see Note 11 to the Financial Statements.

     Employee Related Benefits

The measurement of post-employment obligations and costs is dependent on a variety of assumptions. These assumptions include, but are not limited to, the expected rates of return on plan assets, determination of discount rates for re-measuring plan obligations, determination of inflation rates regarding compensation levels and health care cost projections. The assumptions used vary from year-to-year, which will affect future results of operations. Any differences among these assumptions and our actual return on assets, financial market-based discount rates, and the level of cost sharing provisions will also impact future results of operations.

We develop our demographics and utilize the work of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is based on investment yields available at year-end on corporate long-term bonds rated AA by Moody's. The expected return on plan assets reflects asset allocations; investment strategy and the views of investment managers and other large pension plan sponsors. We have experienced actual returns which are good approximations of those estimated, but a decline of 0.5% would have an impact of almost $3.0 million. The inflation rate for compensation levels reflects our actual long-term experience. The inflation rate for health care costs is based on an evaluation of external market conditions and our actual experience in relation to those market trends. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and the rate of return on plan assets would increase 2006 expense by $2.3 million and $3.0 million, respectively.

Due to the significant over-funding of the majority of U.S. pension plans and the resulting favorable return on plan assets, we recognized a net periodic benefit for pensions in our financial statements of $12.8 million and $13.1 million in 2006 and 2005, respectively. In the first quarter of 2007, we announced revisions to our Salaried Retirement Plan. At December 31, 2006, this Plan reported approximately $132 million in overfunding, out of a total of $220 million for all our pension plans that have plan assets in excess of obligations. On May 1, 2007, we will implement a new retirement program for all Tecumseh salaried employees. We expect that this conversion will make net cash available in late 2007 or 2008 to the Company of approximately $55 million, while still fully securing the benefits under the old Plan and funding the new Plan for several future years.

See Note 4 of the Notes to Consolidated Financial Statements for more information regarding costs and assumptions for post-employment benefits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" an interpretation of FASB Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." This interpretation clarifies the accounting for income taxes recognized in accordance with SFAS 109 with respect to recognition and measurement for tax positions that are taken or expected to be taken in a tax return. FIN 48 is effective on January 1, 2007, and its impact on our consolidated financial statements is not expected to be material.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), to provide enhanced guidance for using fair value to measure assets and liabilities. The Standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The Standard applies whenever other authoritative literature require (or permit) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 is effective beginning January 1, 2008, and we are currently evaluating the impact of this pronouncement on our consolidated financial statements.

OUTLOOK

Information in this "Outlook" section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report.

The outlook for 2007 is subject to the same variables that have negatively impacted us throughout 2006. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, we do not expect these factors to become any more favorable in the foreseeable future. Certain key commodities, including copper and aluminum, continue to trade at elevated levels compared to recent history. From January 1, 2006 through December 31, 2006, the price of aluminum increased approximately 19%. Despite a moderation of copper pricing in the last quarter of the year, cost for that commodity has nonetheless increased approximately 32% since the beginning of 2006. We currently hold more than 75% of our total projected copper requirements for 2007 in the form of forward purchase contracts, which will provide us with substantial (though not total) protection from further price increases during the year but also will detract from our ability to benefit from any price decreases. In any case, the cost of copper to the business will continue to run significantly higher than in 2005 and prior years. Lack of storm activity has significantly reduced sales of engines used for generators and has left us and the industry with above normal inventory levels. The Brazilian Real continues to strengthen against the dollar, and as of December 31, 2006 had strengthened 5.3% since the beginning of the year.

Accordingly, we expect to continue to incur losses in the first quarter of 2007, as we do not expect improvements in any of the key factors noted above. Specifically, the Compressor and Electrical Components groups' first quarter results are expected to lag the results of the comparable 2006 period.

On the other hand, despite the expectation of continued lower levels of sales in the Engine & Power Train group because of unfavorable market conditions, results in that group are expected to improve over the first quarter of 2006 excluding restructuring charges. This improvement continues to be driven by the overall restructuring efforts undertaken by AlixPartners. As part of these efforts, as previously mentioned, we have recently announced the upcoming closure of our engine facility in New Holstein, Wisconsin. Although the impairments taken in the fourth quarter of 2006 represent substantially all of the expected charges related to the Engine & Power Train Group restructuring, some charges, expected to be relatively minor, will be incurred in 2007 in order to account for employee severance costs at the New Holstein facility. The restructuring plan for our Brazilian engine subsidiary, TMT Motoco, is in its earliest stages; however, at this time there is no expectation that there will be any impact on the closure of the New Holstein facility.

As further continuous improvement initiatives are executed across all our business segments, it is possible that additional assets will become impaired. While no such actions have been approved, they could have a significant effect on our consolidated financial position and future results of operations.

To respond to the continued losses and consumption of capital resources, we continue to seek price increases to cover our increased input costs, and expect that further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms will be necessary. While no specific actions have been approved, we believe that such actions will contribute to restoring our profitability, will help to mitigate such negative external factors as currency fluctuation and increased commodity costs, and will result in improved operating performance in all business segments in 2007. These actions also could result in restructuring and/or asset impairment charges in the foreseeable future and accordingly, could have a significant effect on our consolidated financial position and future results of operations.

In addition, we are also concerned about the amount of debt we are carrying during this period of unfavorable operating environment. Our weighted average interest rate for long-term debt in 2006 was 3% higher than in 2005, resulting in significantly higher interest expense on approximately similar levels of debt. As well, the new Second Lien Credit Agreement provides for additional paid in kind ("PIK") interest at the rate of 5.0% if outstanding debt balances are not reduced by certain specified dates.

The new Second Lien Credit Agreement also provides for an additional 2.5% in PIK interest if certain assets are not sold by December 31, 2007. Sources of funds to make the principal reductions could include, but are not limited to, cash from operations, reductions in working capital, or asset sales.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. Seasonal patterns and the need to build inventories to manage production transfers during restructuring programs have recently caused higher working capital needs. As we complete these restructuring programs, we expect our need for these higher working capital levels to be reduced.

As part of addressing the company's liquidity needs, we are planning substantially lower levels of capital expenditures in 2007. Capital expenditures in the upcoming year are projected to be approximately $28 million less than in 2006 and $80 million less than in 2005. This reduction in capital expenditures will further conserve our cash flows, allowing for additional potential to reduce our outstanding debt.

We are also evaluating the potential sale of product lines or divisions of the Company. The proceeds from any such sales would be used to reduce our indebtedness.

Finally, we are in the process of executing a conversion of our Salaried Retirement Plan to a new Plan. The existing Plan is substantially over-funded. We expect that this conversion will make net cash available in late 2007 or 2008 to the Company of approximately $55 million, while still fully securing the benefits under the old Plan and funding the new Plan for several future years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities, which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results.

Credit Risk - Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments and accounts receivable. We place our cash investments, when available, in bank deposits and investment grade, short-term debt instruments (predominately commercial paper) with reputable credit-worthy counterparties and, by policy, limits the amount of credit exposure to any one counterparty.

We use contemporary credit review procedures to approve customer credit. Customer accounts are actively monitored, and collection efforts are pursued within normal industry practice. Management believes that concentrations of credit risk with respect to receivables are somewhat limited due to the large number of customers in our customer base and their dispersion across different industries and geographic areas. However, in the Engine & Power Train Group, the manufacture of small gasoline engine-powered lawn and garden equipment is dominated, to a large extent, by three to four manufacturers. We sell to all of these manufacturers and, as a result, a significant portion of the Group's open accounts receivable at any time is comprised of amounts due from these manufacturers.

A portion of export accounts receivable of our Brazilian subsidiary is sold at a discount. Discounted receivables sold in the Brazilian subsidiary at December 31, 2006 and 2005 were $46.5 million and $32.1 million, respectively, and the discount rate was 7.45% in 2006 and 8.56% in 2005. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.

Interest Rate Risk - We are subject to interest rate risk, primarily associated with our borrowings. Our $250 million First Lien Credit Agreement and $100 million Second Lien Credit Agreement are variable-rate debt. Our remaining borrowings consist of variable-rate borrowings by our foreign subsidiaries. We entered into variable to fixed interest rate swaps with notional amounts totaling $90 million. This resulted in 24% of our total debt at December 31, 2006 being fixed-rate. While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow because we intend to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $2.9 million.

Commodity Price Risk - We use commodity forward purchasing contracts to help control the cost of traded commodities, namely copper and aluminum, used as raw material in the production of motors, electrical components and engines. Company policy allows management to contract commodity forwards for a limited percentage of projected raw material requirements up to fifteen months in advance. Commodity contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice has been to accept delivery of the commodities and consume them in manufacturing activities. At December 31, 2006 and 2005, we held a total notional value of $62.1 million and $61.8 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted.

Foreign Currency Exchange Risk - We are subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries. We do, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is our policy not to purchase financial and/or derivative instruments for speculative purposes. At December 31, 2006 and 2005, we held foreign currency forward contracts with a total notional value of $130.4 million and $173.0 million, respectively. Based on our current level of activity, we believe that a strengthening of the Brazilian Real against the U.S. Dollar impacts our operating profit by approximately $10 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm .................    57
Financial Statements
   Consolidated Statements of Operations for the years ended December 31,
      2006, 2005 and 2004................................................    60
   Consolidated Balance Sheets at December 31, 2006 and 2005.............    61
   Consolidated Statements of Cash Flows for the years ended December 31,
      2006, 2005 and 2004................................................    62
   Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 2006, 2005 and 2004...................................    63
   Notes to Consolidated Financial Statements............................    64

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tecumseh Products Company:

We have completed integrated audits of Tecumseh Product Company's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tecumseh Products Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations. Management's plans in regard to this matter are also described in Note 2.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Tecumseh Products Company did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness related to ineffective controls over the completeness and accuracy of interim income taxes based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2006: The Company did not maintain effective controls over the completeness and accuracy of interim income taxes. Specifically, the Company did not maintain effective controls to ensure the completeness and accuracy of (i) state income tax expense associated with a division accounted for as a discontinued operation in 2006, (ii) the effective tax rates applied to foreign operations and (iii) the allocation of federal income tax expense between continuing and discontinued operations. This control deficiency resulted in the restatement of the Company's 2005 quarterly consolidated financial statements, the consolidated financial statements for the first and second quarters of 2006 and adjustments to the consolidated financial statements for the third quarter of 2006, affecting accrued liabilities, tax expense (benefit), and income from discontinued operations, net of tax. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim and annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Tecumseh Products Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Tecumseh Products Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Detroit, Michigan
April 9, 2007

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
(Dollars in millions, except per share data)                    2006       2005       2004
                                                              --------   --------   --------
Net sales ................................................    $1,769.1   $1,740.7   $1,797.4
   Cost of sales and operating expenses ..................     1,674.0    1,635.3    1,582.6
   Selling and administrative expenses ...................       180.5      168.7      184.1
   Impairments, restructuring charges, and other items ...        32.3      121.0       21.5
                                                              --------   --------   --------
Operating income (loss) ..................................      (117.7)    (184.3)       9.2
   Interest expense ......................................       (46.0)     (24.8)     (22.7)
   Interest income and other, net ........................        11.2        9.6       14.0
                                                              --------   --------   --------
Income (Loss) from continuing operations before taxes ....      (152.5)    (199.5)       0.5
   Tax provision (benefit) ...............................       (22.5)      26.9       (0.2)
                                                              --------   --------   --------
Net income (loss) from continuing operations .............     ($130.0)   ($226.4)  $    0.7
   Income from discontinued operations, net of tax .......        49.7        2.9        9.4
                                                              --------   --------   --------
Net income (loss) ........................................      ($80.3)   ($223.5)  $   10.1
                                                              ========   ========   ========
Basic and diluted earnings (loss) per share:
   Income (loss) from continuing operations ..............      ($7.03)   ($12.25)  $   0.04
   Income from discontinued operations, net of tax .......        2.69       0.16       0.51
                                                              --------   --------   --------
Net income (loss) per share ..............................      ($4.34)   ($12.09)  $   0.55
                                                              ========   ========   ========
Weighted average shares (in thousands) ...................      18,480     18,480     18,480
                                                              ========   ========   ========
Cash dividends declared per share ........................    $   0.00   $   0.64   $   1.28
                                                              ========   ========   ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                               -------------------
(Dollars in millions, except share data)                         2006       2005
                                                               --------   --------
ASSETS
Current Assets:
   Cash and cash equivalents ...............................   $   81.9   $  116.6
   Accounts receivable, trade, less allowance for doubtful
      accounts of $10.1 million in 2006 and $11.3 million
      in 2005 ..............................................      219.5      211.1
   Inventories .............................................      353.4      346.8
   Deferred and recoverable income taxes ...................       40.6       43.4
   Other current assets ....................................       38.0       89.2
                                                               --------   --------
         Total current assets ..............................      733.4      807.1
                                                               --------   --------
Property, Plant, and Equipment, net ........................      552.4      578.6
Goodwill ...................................................      127.0      130.9
Other intangibles ..........................................       53.0       54.8
Prepaid pension expense ....................................      202.5      185.3
Other assets ...............................................      114.4       43.8
                                                               --------   --------
         Total assets ......................................   $1,782.7   $1,800.5
                                                               ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade .................................   $  216.0   $  187.3
   Short-term borrowings ...................................      163.2       82.5
   Accrued liabilities:
      Employee compensation ................................       35.2       33.9
      Product warranty and self-insured risks ..............       37.9       42.6
      Other ................................................       57.0       58.8
                                                               --------   --------
         Total current liabilities .........................      509.3      405.1
Long-term debt .............................................      217.3      283.0
Deferred income taxes ......................................       28.6       25.0
Other postretirement benefit liabilities ...................      166.0      210.9
Product warranty and self-insured risks ....................       13.6       14.5
Accrual for environmental matters ..........................        1.3        1.5
Pension liabilities ........................................       14.9       15.2
Other ......................................................       33.3       30.9
                                                               --------   --------
         Total liabilities .................................      984.3      986.1
                                                               --------   --------
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000
      shares; issued 13,401,938 shares in 2006 and 2005 ....       13.4       13.4
   Class B common stock, $1 par value; authorized 25,000,000
      shares; issued 5,077,746 shares in 2006 and 2005 .....        5.1        5.1
   Paid in Capital .........................................        3.7         --
   Retained earnings .......................................      726.3      806.6
   Accumulated other comprehensive income (loss) ...........       49.9      (10.7)
                                                               --------   --------
         Total stockholders' equity ........................      798.4      814.4
                                                               --------   --------
         Total liabilities and stockholders' equity ........   $1,782.7   $1,800.5
                                                               ========   ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                       --------------------------------
(Dollars in millions)                                                      2006      2005       2004
                                                                         -------   --------   -------
Cash Flows from Operating Activities:
   Net income (loss) ...............................................      ($80.3)   ($223.5)  $  10.1
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization ................................        80.1       92.3     102.9
      Non-cash restructuring charges and other items ...............        30.9      115.0       5.0
      Gain on sale of discontinued operations ......................       (49.7)        --        --
      (Gain) loss on disposal of property and equipment ............        (5.6)       2.4       4.5
      Accounts receivable ..........................................        (7.4)       7.3      27.2
      Inventories ..................................................       (18.9)      39.3     (79.8)
      Payables and accrued expenses ................................         1.2        0.7     (28.9)
      Employee retirement benefits .................................       (24.2)     (16.9)    (15.5)
      Deferred and recoverable taxes ...............................         7.1       41.5       9.1
      Net effect of environmental payment ..........................          --         --      (1.8)
      Other ........................................................       (27.6)     (42.1)    (27.6)
                                                                         -------   --------   -------
         Cash (Used in) Provided by Operating Activities ...........       (94.4)      16.0       5.2
                                                                         -------   --------   -------
Cash Flows from Investing Activities:
   Capital expenditures ............................................       (62.1)    (113.3)    (84.0)
   Business acquisitions, net of cash acquired .....................        (2.0)        --        --
   Proceeds from sale of assets ....................................       135.0        3.5       3.6
                                                                         -------   --------   -------
         Cash Provided by (Used In) Investing Activities ...........        70.9     (109.8)    (80.4)
                                                                         -------   --------   -------
Cash Flows from Financing Activities:
   Dividends paid ..................................................          --      (11.8)    (23.6)
   Debt issuance costs .............................................       (14.4)
   Repayment of Senior Guaranteed Notes ............................      (250.0)     (50.0)       --
   Repayment of Industrial Development Revenue Bonds ...............       (10.5)        --        --
   Proceeds from First Lien credit agreement .......................       230.2         --        --
   Repayments of First Lien credit agreement .......................      (117.1)
   Proceeds from old Second Lien credit agreement ..................       100.0         --      22.9
   Repayments of old Second Lien credit agreement ..................      (100.0)        --        --
   Proceeds from new Second Lien credit agreement ..................       100.0         --        --
   Other borrowings, (repayments), net .............................        52.6       37.8     (58.2)
                                                                         -------   --------   -------
         Cash Used In Financing Activities .........................        (9.2)     (24.0)    (58.9)
                                                                         -------   --------   -------
Effect of Exchange Rate Changes on Cash ............................        (2.0)       6.5      17.4
                                                                         -------   --------   -------
   Decrease In Cash and Cash Equivalents ...........................       (34.7)    (111.3)   (116.7)
Cash and Cash Equivalents:
         Beginning of Period .......................................       116.6      227.9     344.6
                                                                         -------   --------   -------
         End of Period .............................................     $  81.9   $  116.6   $ 227.9
                                                                         =======   ========   =======
Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder Option issued in conjunction with debt refinancing .....     $   3.7
Paid-In-Kind Interest ..............................................         0.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (Dollars in millions)

                                                                                               ACCUMULATED
                                                     CLASS A   CLASS B                            OTHER           TOTAL
                                                      $1 PAR    $1 PAR   PAID IN   RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                      VALUE     VALUE    CAPITAL   EARNINGS   INCOME/(LOSS)       EQUITY
                                                     -------   -------   -------   --------   -------------   -------------
BALANCE, DECEMBER 31, 2003 .......................    $13.4      $5.1      $ --    $1,055.4       ($69.1)       $1,004.8
COMPREHENSIVE INCOME:
Net income .......................................                                     10.1                         10.1
Unrealized loss on investment holdings (net of
   tax of $0.0) ..................................                                                  (0.1)           (0.1)
Minimum pension liability (net of tax of $0.1) ...                                                  (0.3)           (0.3)
Gain on derivatives (net of tax of $0.1) .........                                                   0.4             0.4
Translation adjustments (net of tax of $14.6) ....                                                  27.0            27.0
                                                                                                                --------
   TOTAL COMPREHENSIVE INCOME ....................                                                                  37.1
Cash dividends ...................................                                    (23.6)                       (23.6)
                                                      -----      ----      ----    --------      -------        --------
BALANCE, DECEMBER 31, 2004 .......................     13.4       5.1        --     1,041.9        (42.1)        1,018.3
COMPREHENSIVE INCOME:
Net loss .........................................                                   (223.5)                      (223.5)
Unrealized gain on investment holdings (net of
   tax of $0.0) ..................................                                                   4.1             4.1
Minimum pension liability (net of tax of $0.0) ...                                                   0.2             0.2
Gain on derivatives (net of tax of $4.4) .........                                                   8.1             8.1
Translation adjustments (net of tax of $0.0) .....                                                  19.0            19.0
                                                                                                                --------
   TOTAL COMPREHENSIVE LOSS ......................                                                                (192.1)
Cash dividends ...................................                                    (11.8)                       (11.8)
                                                      -----      ----      ----    --------      -------        --------
BALANCE, DECEMBER 31, 2005 .......................     13.4       5.1        --       806.6        (10.7)          814.4
COMPREHENSIVE INCOME (LOSS):
Net loss .........................................                                    (80.3)                       (80.3)
Unrealized gain (loss) on investment holdings
   (net of tax of $0.0) ..........................                                                  (4.0)           (4.0)
Gain (loss) on derivatives (net of tax of $2.8) ..                                                  (6.3)           (6.3)
Translation adjustments (net of tax of $7.6) .....                                                  31.3            31.3
                                                                                                                --------
   TOTAL COMPREHENSIVE LOSS ......................                                                                 (59.3)
Shareholder Option ...............................                          3.7                                      3.7
Impact of the adoption of FAS 158 for pension
   plans (net of tax of $0.0) ....................                                                  39.6            39.6
                                                      -----      ----      ----    --------      -------        --------
BALANCE, DECEMBER 31, 2006 .......................    $13.4      $5.1      $3.7    $  726.3      $  49.9        $  798.4
                                                      =====      ====      ====    ========      =======        ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

NOTE 1. ACCOUNTING POLICIES

Business Description - Tecumseh Products Company (the "Company") is a full line, independent global manufacturer of hermetic compressors for residential and commercial refrigerators, freezers, water coolers, dehumidifiers, window air conditioning units and residential and commercial central system air conditioners and heat pumps; electric motors; and gasoline engines and power trains for lawn mowers, lawn and garden tractors, garden tillers, string trimmers, snow throwers, industrial and agricultural applications and recreational vehicles.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation - All of our foreign subsidiaries, with the exception of certain Mexican operations, use the local currency of the country of operation as the functional currency. Our Mexican operations (where the local currency has not been designated as the functional currency) are remeasured into the U.S. Dollar. Assets and liabilities are translated into U.S. Dollars at year-end exchange rates while revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in other comprehensive income or loss, a component of stockholders' equity. Realized foreign currency transaction gains and losses and translation adjustments in foreign countries which use the U.S. Dollar as the functional currency are included in cost of sales and operating expenses and amount to a net gain of $6.3 million in 2006, a net loss of $3.6 million in 2005, and a net loss of $4.9 million in 2004.

Cash Equivalents - Cash equivalents consist of commercial paper and other short-term investments that are readily convertible into cash with original maturities of three months or less.

Inventories - Inventories are valued at the lower of cost or market, on the first-in, first-out basis. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead.

Property, Plant and Equipment - Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. For financial statement purposes, depreciation is determined using the straight-line method at rates based upon the estimated useful lives of the assets, which generally range from 15 to 40 years for buildings and from 2 to 12 years for machinery, equipment and tooling. Depreciation expense was $72.3 million, $86.8 million, and $94.1 million in 2006, 2005 and 2004, respectively.

Goodwill and Intangible Assets - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing on at least an annual basis. We perform our annual impairment testing during the fourth quarter each year. The impairment test compares the estimated fair value of the reporting unit to its carrying value to determine if there is any potential impairment. If the estimated fair value is less than the carrying value, an impairment loss is recognized to the extent that the estimated fair value of the goodwill within the reporting unit is less than the carrying value.

Other intangible assets are amortized over their estimated useful lives. See
Note 5 for additional disclosures related to goodwill and other intangible assets.

Revenue Recognition - Revenues from the sale of our products are recognized once the risk and rewards of ownership have transferred to the customers, which, in most cases, coincide with shipment of the products. For other cases involving export sales, title transfers either when the products are delivered to the port of embarkation or received at the port of the country of destination.

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

Derivative Financial Instruments - Derivative financial instruments are occasionally utilized to manage risk exposure to movements in foreign exchange rates. From time to time, we enter into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. We do not hold derivative financial instruments for trading purposes.

Product Warranty - Provision is made for the estimated cost of maintaining product warranties at the time the product is sold based upon historical claims experience by product line.

Self-Insured Risks - Provision is made for the estimated costs of known and anticipated claims under the deductible portions of our health, liability and workers' compensation insurance programs. In addition, provision is made for the estimated cost of post-employment benefits.

Environmental Expenditures - Expenditures for environmental remediation are expensed or capitalized, as appropriate. Costs associated with remediation activities are expensed. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated and are not discounted or reduced for possible recoveries from insurance carriers.

Earnings (Loss) Per Share - Basic and diluted earnings (loss) per share are equivalent. Earnings (loss) per share are computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations was 18,479,684 in 2006, 2005 and 2004.

Research, Development and Testing Expenses - Company sponsored research, development and testing expenses related to present and future products are expensed as incurred and were $36.7 million, $30.6 million, and $34.0 million in 2006, 2005 and 2004, respectively. Such expenses consist primarily of salary and material costs and are included in cost of sales and operating expenses.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts during the reporting period and at the date of the financial statements.

Significant estimates include accruals for product warranty, deferred tax assets, self-insured risks, pension and postretirement benefit obligations and environmental matters, as well as the evaluation of goodwill and long-lived asset impairment. Actual results could differ materially from those estimates.

NOTE 2. LIQUIDITY AND MANAGEMENT PLANS

We reported net losses from continuing operations for the years ended December 31, 2006 and 2005 of $130.0 million and $226.4 million, respectively. In addition, while reporting cash and cash equivalents aggregating $81.8 million at December 31, 2006, we reported a decrease in cash and cash equivalents of $34.7 million and $111.3 million for the years ended December 31, 2006 and 2005, respectively.

Our results reflect the impact of the global economy in which we compete and related risks, including but not limited to the development by competitors of capacity in lower cost countries, rapidly rising costs in several key commodities used in our products (since January 1, 2005 the prices of copper and aluminum have risen 92% and 33%, respectively) and exposure to changes in certain foreign currency rates such as the Brazilian Real and the Euro.

In response to these risks, we began the implementation of a plan to restore the business to a better financial condition, which began eighteen months ago with the hiring of an outside consultant, AlixPartners, to turn around the Engine & Power Train Group. AlixPartners implemented a restructuring plan that reduced the reported 2005 operating loss for the Engine & Power Train Group from $75.1 million to $53.8 million in 2006 (2006 segment operating loss also included $21.1 million in expense for fees to AlixPartners). Assumptions in preparing the 2007 budget are subject to a high degree of judgment and complexity. The 2007 budget reflects improvements in operating income approximating $94 million over that reported for the year ended December 31, 2006. Management believes that $36 million of the budgeted improvements in operating income have a high probability of realization due to the nature of the budgeted improvements (such as avoidance of one-time costs incurred in 2006 or results of actions already taken). Management is committed to achieve the remaining net $58 million of budgeted improved operating results, including price increases aggregating $78 million, mix/volume revenue increase of $13 million, productivity improvements aggregating $34 million, and managing certain commodity and currency cost increases, which are budgeted to be $43 million and $33 million, respectively, above 2006 levels.

We have restructured our credit agreements with the First and Second Lien Holders in five of the last seven quarters. The most recent amendment was agreed upon April 9, 2007, which eliminated the cross default clause in our domestic credit agreements for our Brazilian engine manufacturing subsidiary, caused by non-payment of debt by that subsidiary, which is further discussed in Note 10. On March 22, 2007, the Brazilian engine manufacturing subsidiary filed a request for a judicial restructuring (similar to a U.S. filing under Chapter 11) and management's 2007 plan does not include any debt repayments for this subsidiary.

As discussed in Note 10, the First and Second Lien agreements contain cumulative Adjusted EBITDA covenants for which measurement occurs at each of the five quarterly periods beginning October 1, 2006 and ending December 31, 2007. We were in compliance with this covenant at December 31, 2006, and in order to remain in compliance during 2007 we will need to realize the significant budget improvements in our reported results referred to above. In addition to improving financial results, the 2007 plan also includes a reduction of capital expenditures by approximately fifty percent from the 2006 expenditure level.

While we expect to meet our plan during 2007 and thereby maintain compliance with the Adjusted EBITDA covenants and our other covenants for the next twelve months (attainment of the 2007 budget would result in exceeding the Amended adjusted EBITDA covenant for the year ending December 31, 2007 by approximately $35 million), there are a number of factors that could potentially arise that could result in shortfalls to our plan and our covenant targets. These factors include continued unfavorable macroeconomic trends above those already reflected in the 2007 budget, such as increases in commodity prices or further strengthening of the Brazilian real, the inability to obtain sales price increases from customers, and the inability to restructure operations in a manner that generates sufficient positive operational cash flows. Non-compliance with such covenants would allow our lenders to demand immediate repayment of all outstanding borrowings under the agreements. We may not have sufficient cash on hand to satisfy this demand. Further, if we are unable to remain in compliance with such covenants, we may not have sufficient cash to fund operations. Accordingly, any inability on our part to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current agreements would have a material adverse effect on our financial position, results of operations and cash flows. We are also concerned about the amount of debt we are carrying in this challenging operating environment as we seek to improve our Company's financial performance. As a result, we will continue to evaluate the feasibility of asset sales as a means to reduce our total indebtedness and to increase liquidity.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) is shown in the Consolidated Statements of Stockholders' Equity and includes the following:

(in millions)                                          2006    2005
                                                      -----   ------
Foreign currency translation adjustments ..........   $ 8.0   ($23.3)
Gain (loss) on derivatives ........................     2.4      8.7
Minimum pension liability adjustments .............      --     (0.1)
Unrealized gain (loss) on investment holdings .....      --      4.0
Postretirement and postemployment benefits:
   Prior Service (Cost) Credit ....................    36.6       --
   Net Actuarial Gain (Loss) ......................     3.3       --
   Net Transition Asset (Obligation) ..............    (0.4)      --
                                                      -----   ------
Total postretirement and postemployment benefits ..    39.5       --
                                                      -----   ------
                                                      $49.9   ($10.7)
                                                      =====   ======

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has defined benefit retirement plans that cover substantially all domestic employees. Plans covering salaried employees generally provide pension benefits that are based on average earnings and years of credited service. Plans covering hourly employees generally provide pension benefits of stated amounts for each year of service. We sponsor a retiree health care benefit plan, including retiree life insurance, for eligible salaried employees and their eligible dependents. At certain divisions, we also sponsor retiree health care benefit plans for hourly retirees and their eligible dependents. The retiree health care plans, which are unfunded, provide for coordination of benefits with Medicare and any other insurance plan covering a participating retiree or dependent, and have lifetime maximum benefit restrictions. Some of the retiree health care plans are contributory, with some retiree contributions adjusted annually. We have reserved the right to interpret, change or eliminate these health care benefit plans.

On September 29, 2006, SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158) was issued. SFAS 158 requires companies to recognize the funded status of their defined postretirement benefit plans as a net asset or liability on the balance sheet. Each overfunded plan is recognized as an asset and each unfunded or underfunded plan is recognized as a liability. Any unrecognized past service cost, experience gains/losses, or transition obligations are reported as a component of accumulated other comprehensive income in stockholders' equity.

SFAS 158 was effective with balance sheets reported as of December 31, 2006, and its impact on our balance sheet was material. As of December 31, 2006, we had net unrecognized assets totaling $39.6 million (consisting of $2.5 million related to U.S. pension plans, $1.2 million related to foreign pension plans, and $35.9 million related to OPEB plans). Due to the adoption of SFAS 158, this unrecognized amount was recorded in Accumulated Other Comprehensive Income, thereby increasing consolidated net assets and shareholders' equity by approximately $39.6 million. The change in accounting principle has no impact on our net earnings, cash flow, liquidity, debt covenants, or plan funding requirements.

The following table summarizes the effect of the adoption of SFAS 158 on our consolidated balance sheet as of December 31, 2006:

(in millions)                                       PRIOR TO SFAS 158   SFAS 158 ADJUSTMENTS   POST SFAS 158
                                                    -----------------   --------------------   -------------
Prepaid benefit costs............................        $ 200.1               $  2.4             $ 202.5
Accrued benefit cost.............................         (228.0)                37.2              (190.8)
Accumulated other comprehensive (income) loss ...            0.1                (39.6)              (39.5)
                                                         -------               ------             -------
Net amount recognized                                     ($27.8)                  --              ($27.8)
                                                         =======               ======             =======

We currently use September 30 as the measurement date (the date upon which plan assets and obligations are measured) to facilitate the preparation and reporting of pension and postretirement plan data. Information regarding the funded status and net periodic benefit costs is reconciled to or stated as of the fiscal year end of December 31. SFAS 158 eliminates a company's ability to select a date to measure plan assets and obligations that is prior to its year-end balance sheet date. This provision of SFAS 158 will become effective with our fiscal year ended December 31, 2008. We do not anticipate adopting this provision of SFAS 158 prior to that time.

During the second quarter of 2005, we announced some changes to certain of our retiree medical benefits. Included among these changes were plans to phase in retiree contributions and raise plan deductibles (both as of January 1, 2006). We also implemented plans to eliminate Post-65 prescription drug benefits starting January 1, 2008 and discontinue all retiree medical benefits for anyone hired after January 1, 2006. As a result of these actions, we performed a re-measurement of the plan liability at June 30, 2005, factoring in applicable plan changes, as well as a reduction in the discount rate used in the calculation from 5.85% to 5.5%, resulting in a decrease in the liability of $32.2 million. The amortization of the benefit related to these changes recognized in the fourth quarter of 2005 was $1.4 million.

Amounts recognized for both U.S.-based and foreign pension plans in the consolidated balance sheets as of December 31 consist of:

                                                   PENSION BENEFIT    OTHER BENEFIT
                                                   ---------------   ---------------
(in millions)                                        2006    2005     2006     2005
                                                    -----   ------   ------   ------
   Prepaid benefit cost                             202.5   $185.3       --       --
   Accrued benefit cost                             (15.9)    (2.4)  (176.5)  (232.7)
   Accumulated other comprehensive (income) loss     (3.6)     0.1    (35.9)      --
                                                    -----   ------   ------   ------
Net amount recognized                               183.0   $183.0   (212.4)  (232.7)
                                                    =====   ======   ======   ======

The estimated net experience gain and prior service credit that will be amortized from accumulated other comprehensive income into pension expense over the fiscal year are $0.4 million and $10.5 million, respectively.

The following tables provide a reconciliation of the changes in the United States based pension and postretirement plans' benefit obligations, fair value of assets and funded status for 2006 and 2005:

                                                PENSION BENEFIT    OTHER BENEFIT
                                                ---------------   ---------------
(in millions)                                    2006     2005     2006     2005
                                                ------   ------   ------   ------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period ...   $423.1   $384.4   $194.5   $195.2
   Service cost .............................     10.2      9.1      3.9      4.9
   Interest cost ............................     22.5     21.8     10.3     10.6
   Amendments ...............................       --      1.7       --    (32.2)
   Actuarial (gain ) loss ...................    (14.9)    19.0    (15.2)    27.0
   Curtailment (gain) loss ..................     (1.7)      --     (8.2)      --
   Benefit payments .........................    (28.6)   (27.7)   (10.1)   (11.1)
                                                ------   ------   ------   ------
Benefit obligation at measurement date ......   $410.6   $408.3   $175.2   $194.4
                                                ======   ======   ======   ======
CHANGE IN PLAN ASSETS
Fair value at beginning of period ...........   $596.1   $589.6
   Actual return on plan assets .............     29.6     31.6
   Employer contributions ...................      0.1      0.1
   Benefit payments .........................    (27.4)   (27.7)
                                                ------   ------
Fair value at measurement date ..............   $598.4   $593.6
                                                ======   ======

The following table provides the funded status of the plans for 2006 and 2005:

                                                   PENSION BENEFITS     OTHER BENEFITS
                                                   ----------------   -----------------
(in millions)                                        2006     2005      2006      2005
                                                    ------   ------   -------   -------
FUNDED STATUS
Funded status at measurement date ..............    $186.5   $185.3   ($175.2)  ($194.5)
   Unrecognized transition asset ...............        --     (0.1)       --        --
   Unrecognized prior service cost (benefit) ...        --      2.8        --     (39.9)
   Unrecognized gain (loss) ....................        --     (5.0)       --      14.9
                                                    ------   ------   -------   -------
   Net amount recognized .......................    $186.5   $183.0   ($175.2)  ($219.5)
                                                    ======   ======   =======   =======

The accumulated benefit obligation for all defined benefit pension plans was $378.1 million and $390.6 million at September 30, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                    SEPTEMBER 30,
                                    -------------
(in millions)                         2006   2005
                                    ------   ----
Projected benefit obligation ....    $17.8   $3.1
Accumulated benefit obligation ..     10.9    3.0
Fair value of plan assets .......      3.0    0.5

Components of net periodic benefit (income) cost during the year:

                                                        PENSION BENEFITS   OTHER BENEFITS
                                                       -----------------   --------------
(in millions)                                            2006      2005      2006    2005
                                                       -------   -------   ------   -----
Service cost .......................................   $  10.2   $   9.1      3.9   $ 4.9
Interest cost ......................................      22.5      21.8     10.3    10.7
Expected return on plan assets .....................     (45.1)    (41.9)      --      --
Amortization of net gain ...........................      (0.2)     (2.5)    (0.1)   (2.8)
Amortization of actuarial transition obligation ....       0.1        --       --      --
Amortization of unrecognized prior service costs ...       1.0       0.4     (4.9)   (1.9)
Additional income due to curtailments ..............      (1.3)       --     (7.5)     --
                                                       -------   -------    -----   -----
Net periodic benefit (income) cost..................    ($12.8)   ($13.1)   $ 1.7   $10.9
                                                       =======   =======    =====   =====

ADDITIONAL INFORMATION

ASSUMPTIONS

Weighted-average assumptions used to determine benefit obligations at September 30,

                                   PENSION BENEFITS   OTHER BENEFITS
                                   ----------------   --------------
                                      2006   2005      2006   2005
                                      ----   ----      ----   ----
Discount rate ..................      5.69%  5.50%     5.63%  5.50%
Rate of compensation increase ..      4.25%  4.25%      N/A    N/A

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

                                               PENSION BENEFITS   OTHER BENEFITS
                                               ----------------   --------------
                                                  2006   2005      2006   2005
                                                  ----   ----      ----   ----
Discount rate ..............................      5.50%  5.85%     5.50%  5.85%
Expected long-term return on plan assets ...      7.50%  6.75%      N/A    N/A
Rate of compensation increase ..............      4.25%  4.50%      N/A    N/A

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

Assumed health care cost trend rates:

                                                             SEPTEMBER 30,
                                                         ---------------------
                                                            2006        2005
                                                         ---------   ---------
Health care cost trend rate assumed for next year ....    9.5-13.5%       7-14%
Rate to which the cost trend rate is assumed to
   decline (the ultimate trend rate) .................         5.0%        5.0%
Year that the rate reaches the ultimate trend rate ...   2015-2016   2013-2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are based on an evaluation of external market conditions and adjusted to reflect our actual experience in relation to those market trends. The following table provides the effects of a one-percentage-point change in assumed health care cost trend rates:

                                                   1-PERCENTAGE-    1 - PERCENTAGE-
(in millions)                                      POINT INCREASE    POINT DECREASE
                                                  ---------------   ---------------
Effect on total of service and interest cost ..        $ 2.5             ($1.7)
Effect on postretirement benefit obligation ...         16.7             (14.9)

PLAN ASSETS

The following table provides pension plan asset allocations:

                            PLAN ASSETS
                                 AT
                           SEPTEMBER 30,
                           -------------
                            2006   2005
                            ----   ----
ASSET CATEGORY:
   Debt securities .....     49%    67%
   Equity securities ...     51%    33%
   Other ...............     --     --
                            ---    ---
      Total ............    100%   100%
                            ===    ===

Our investment objective is to provide pension payments. This is accomplished by investing the estimated payment obligations into fixed income portfolio where maturities match the expended benefit payments. This portfolio consists of investments rated "A" or better by Moody's or Standard & Poor's. Funds in excess of the estimated ten-year payment obligations are invested in equal proportions in a separate bond portfolio and an equity portfolio.

Equity securities include Tecumseh Products Company common stock in the amounts of $3.5 million (0.6% of total plan assets) and $6.4 million (1.1% of total plan assets) at September 30, 2006 and 2005, respectively.

We expect to make contributions of $0.1 million to our pension plans in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

                                                    PROJECTED BENEFIT PAYMENTS
                                                   FROM POSTRETIREMENT MEDICAL
                             PROJECTED BENEFIT       AND LIFE INSURANCE PLANS
(in millions)                  PAYMENTS FROM     -------------------------------
YEAR                           PENSION PLANS     GROSS CLAIMS   EXPECTED SUBSIDY
----                         -----------------   ------------   ----------------
2007 .....................         $ 26.3            $11.6            $0.6
2008 .....................           26.6             11.7             0.4
2009 .....................           27.1             12.2             0.5
2010 .....................           27.5             13.0             0.5
2011 .....................           28.1             13.6             0.5
Aggregate for 2012-2016 ..          148.9             64.9             3.1

FOREIGN PENSION PLANS

Our foreign subsidiaries provide for defined benefits that are generally based on earnings at retirement date and years of credited service. The net pension liability recorded in the consolidated balance sheet was $13.3 million and $12.5 million for 2006 and 2005, respectively. Our foreign subsidiaries also record liabilities for certain retirement benefits that are not defined benefit plans. The net liability for those other postretirement employee benefit plans recorded in the consolidated balance sheet was $1.5 million and $0.4 million for 2006 and 2005, respectively. The combined expense for these plans was $1.5 million and $1.6 million in 2006 and 2005, respectively.

DEFINED CONTRIBUTION PLANS

We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $2.4 million and $3.1 million in 2006 and 2005, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Our primary Goodwill and Other Intangibles relate to the assignment of purchase price following the acquisition of certain of our subsidiaries, most significantly the December 2002 acquisition of FASCO. We account for these assets under SFAS 142, "Goodwill and Other Intangible Assets," subjecting the recorded amounts to impairment testing on at least an annual basis. SFAS 142 requires that we estimate the fair value of the reporting unit as compared to its recorded book value. If the estimated fair value is less than the book value, then an impairment is deemed to have occurred. As required by SFAS 142, we measure the amount of goodwill impairment by allocating the estimated fair value to the tangible and intangible assets within this reporting unit.

We traditionally conduct our annual assessment of impairment in the fourth quarter by comparing the carrying value of our reporting units to their estimated fair value. Estimated fair value of our goodwill and other intangible assets is estimated based upon a present value technique using discounted future cash flows, forecasted over a five year period, with residual growth rates forecasted at 3.0% thereafter. We use management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in our valuation model, we evaluate whether there is a reasonable basis for differences between actual results of the preceding year and projected results for the upcoming years. This methodology can potentially utilize significant improvements in growth rates in the first few years of forecast data, due to multiple factors such as projected improved efficiencies or incremental sales volume opportunities that are deemed to be reasonably likely to be achieved.

Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to
(i) acceptance of the Company's pricing actions undertaken in response to rapidly changing commodity prices and other product costs; ; (ii) product costs, particularly commodities such as copper; (iii) currency exchange fluctuations;
(iv) successful implementation of our plan to increase or enhance productivity,
(v) fluctuations in sales volumes, which can be driven by multiple external factors, including weather conditions affecting demand, (vi) interest rate fluctuations, and (vii) the intention to continue to operate the reporting unit. Refer to "Cautionary Statements Relating to Forward-Looking Statements" in Item 2 for other factors that have the potential to impact estimates of future cash flows.

Discount rates utilized in the goodwill valuation analysis are derived from published resources such as Ibbotson. The rates utilized were 8.16% at December 31, 2006 and 9.25% at December 31, 2005 for all business units for which goodwill is currently recorded.

Based on the goodwill analysis performed for the year ended December 31, 2006, changes of 1.0% in the discount rate utilized would increase (decrease) the fair value calculated for the respective business units as follows:

                                Change in valuation with 1.0%   Change in valuation with 1.0%
                                  decrease in discount rate       increase in discount rate
                                -----------------------------   -----------------------------
Compressor Segment -  Europe                $ 4.7                           ($4.4)
Compressor Segment - India                    3.2                            (3.0)
Electrical Components - Fasco                16.1                           (15.1)

For the Fasco business unit, if the discount rate were to increase by 1.0%, the fair value of the business unit would decrease by approximately $15 million. This rate increase would result in the carrying value of the business exceeding its calculated fair value by $4.4 million, and the Company would complete a Step 2 analysis per SFAS 142. The other two business units that have goodwill show fair values sufficiently greater than the carrying value such that a 1.0% increase in discount rate does not place the goodwill at or near risk of impairment.

Operating Profit as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of the Company's ongoing productivity improvements over the life of the forecast model. The Europe reporting unit forecasted operating profit percentages of 3.4% in 2007 and 3.3% thereafter. The India reporting unit forecasted operating profit at 1.6% of sales in 2007 and 2.6% thereafter, and the reporting unit within the Electrical Components Group with goodwill operating profit percentages of 0.0% in 2007, 3.0% in 2008, 6.4% in 2009, and 5.0% thereafter.

On April 21, 2006, we completed the sale of our 100% ownership in Little Giant Pump Company, for which we had recorded $5.1 million in goodwill. The only other change in goodwill during 2006 was due to foreign currency fluctuations.

During the second quarter of 2005, we recorded an impairment charge of $108.0 million related to the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment). The failure to achieve the business plan, coupled with expected market conditions, caused us to perform a mid-year assessment of the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of volumes and our inability to recover higher commodity and transportation costs through price increases resulted in revised expected cash flows for FASCO. Based on the revised estimates of cash flow, FASCO's estimated fair value has deteriorated from the previous assessment and, as a result, a goodwill impairment of $108.0 million was recognized.

During our 2005 annual fourth quarter assessment, the expected cash flows were lower than had previously been estimated for both the Engine & Power Train's Czech Republic operations and Manufacturing Data Systems, Inc., a technology business not associated with any of our three main segments, both representing the entire carrying value recorded. The issues with the Czech Republic operation were indicative of what we are experiencing throughout the Engine and Power Train segment, but reflect decisions made in the fourth quarter of 2005 regarding as to where certain products will be produced in future years and uncertainty as to our ability to bring costs down enough to meet previous cash flow forecasts. The decline in expected cash flows resulted in a goodwill impairment of $2.7 million or the entire carrying value. The decreased expectations related to MDSI reflected the fact that the operation had failed to meet key development targets and had been unsuccessful in developing a market for certain products introduced in 2005. A $2.7 million impairment charge related to the intangible assets, representing the remaining unamortized balance, was recorded.

The changes in the carrying amount of goodwill by reporting unit follow:

                                                                              ENGINE &
                                       COMPRESSOR   COMPRESSOR   ELECTRICAL     POWER
(in millions)                            EUROPE        INDIA        COMP.       TRAIN    PUMPS    TOTAL
                                       ----------   ----------   ----------   --------   -----   -------
Balance at Jan. 1, 2005 ............     $11.5        $ 7.1       $ 216.9      $ 2.9     $ 5.1   $ 243.5
Impairment .........................                               (108.0)      (2.7)             (110.7)
Foreign currency translation .......      (1.5)        (0.2)                    (0.2)               (1.9)
                                         -----        -----       -------      -----     -----   -------
Balance at Dec. 31, 2005 ...........      10.0          6.9         108.9         --       5.1     130.9
Sale of Little Giant Pump Company ..                                                      (5.1)     (5.1)
Foreign currency translation .......       1.2          0.1          (0.1)                           1.2
                                         -----        -----       -------      -----     -----   -------
Balance at Dec. 31, 2006 ...........     $11.2        $ 7.0       $ 108.8         --        --   $ 127.0
                                         =====        =====       =======      =====     =====   =======

Other intangible assets as of December 31, 2006 consisted of the following:

                                                   Gross
                                                 Carrying    Accumulated           Amortizable
(in millions)                                     Amount    Amortization    Net        Life
                                                 --------   ------------   -----   -----------
Intangible assets subject to amortization:
   Customer relationships and contracts ......     $39.9        $11.2      $28.7   6-15 years
   Technology ................................      12.0          4.6        7.4   3-10 years
                                                   -----        -----      -----
   Total .....................................      51.9         15.8       36.1
                                                   -----        -----      -----
Intangible assets not subject to amortization:
   Trade-name ................................      16.9                    16.9
                                                   -----        -----      -----
Total other intangible assets ................     $68.8        $15.8      $53.0
                                                   =====        =====      =====

Other intangible assets as of December 31, 2005 consisted of the following:

                                                   Gross
                                                 Carrying    Accumulated                        Amortizable
(in millions)                                     Amount    Amortization   Impairment    Net        Life
                                                 --------   ------------   ----------   -----   -----------
Intangible assets subject to amortization:
   Customer relationships and contracts ......     $39.3        $ 8.1        $   --     $31.2   6-15 years
   Technology ................................      15.4          6.4          (2.3)      6.7   3-10 years
   Trade-name and trademarks .................       0.9          0.5          (0.4)       --    3-8 years
                                                   -----        -----        ------     -----
      Total ..................................      55.6         15.0          (2.7)     37.9
                                                   -----        -----        ------     -----
Intangible assets not subject to amortization:
   Trade-name ................................      16.9           --            --      16.9
                                                   -----        -----        ------     -----
Total other intangible assets ................     $72.5        $15.0         ($2.7)    $54.8
                                                   =====        =====        ======     =====

The aggregate amortization expense for the years ended December 31, 2006, 2005 and 2004 was $4.1 million, $5.0 million, and $12.5 million, respectively. The estimated amortization expense is approximately $3.9 million for 2007, $3.7 million for 2008, $3.5 million in 2009 and 2010, and $3.3 million thereafter.

NOTE 6. INCOME TAXES

Consolidated income (loss) from continuing operations before taxes consists of the following:

(in millions)     2006      2005      2004
                -------   -------   -------
U.S. ........    ($90.7)  ($157.8)   ($32.4)
Foreign .....     (61.8)    (41.7)     32.9
                -------   -------   -------
                ($152.5)  ($199.5)  $   0.5
                =======   =======   =======

Provision for (benefit from) income taxes from continuing operations consists of the following:

(in millions)                                  2006     2005     2004
                                             -------   ------   ------
Current:
   U.S. federal ..........................   $   1.0   ($14.9)   ($7.7)
   State and local .......................       0.1     (0.3)    (1.9)
   Foreign income and withholding taxes ..       2.6      8.6     18.0
                                             -------   ------   ------
                                                 3.7     (6.6)     8.4
                                             -------   ------   ------
Deferred:
   U.S. federal and state ................     (32.7)    32.4     (6.2)
   Foreign ...............................       6.5      1.1     (2.4)
                                             -------   ------   ------
                                               (26.2)    33.5     (8.6)
                                             -------   ------   ------
Provision for (benefit from) income taxes
   from continuing operations ............    ($22.5)  $ 26.9    ($0.2)
Income taxes paid, net ...................   $   1.6    ($7.7)  $ 18.9
                                             =======   ======   ======

A reconciliation between the actual income tax expense (benefit) provided and the income tax expense (benefit) computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

(in millions)                                        2006      2005     2004
                                                    ------   -------   ------
Income taxes (benefit) at U.S. statutory rate ...   ($53.2)   ($69.8)  $  0.2
Foreign tax differential (and withholding tax) ..      0.8       6.4      0.9
Change in valuation allowance ...................     29.2      71.5      5.8
State and local income taxes ....................     (0.5)     (0.1)    (1.4)
Extraterritorial income exclusion ...............     (0.1)     (0.5)    (1.5)
Medicare reimbursement ..........................       --      (0.8)    (0.8)
Federal credits .................................       --      (0.8)    (1.0)
Goodwill impairment .............................       --      37.8       --
Worthless stock of subsidiary ...................       --     (17.0)      --
Settlements of U.S. taxes .......................       --        --     (2.6)
Other ...........................................      1.4       0.2      0.2
                                                    ------   -------   ------
                                                    ($22.4)  $  26.9    ($0.2)
                                                    ======   =======   ======

We calculate deferred taxes from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Furthermore, we provide United States taxes on unremitted foreign earnings.

Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income or discontinued operations), tax expense is first allocated to the other sources of income with a related benefit recorded in continuing operations. The full year results of 2006 reflected a tax benefit in continuing operations and tax expense in other comprehensive income and discontinued operations.

Significant components of our deferred tax assets and liabilities as of December 31 were as follows:

(in millions)                                                                    2006     2005
                                                                               -------   ------
Deferred tax assets:
   Other postretirement liabilities .........................................  $  65.6   $ 80.4
   Product warranty and self-insured risks ..................................     14.5     17.2
   Net operating loss carryforwards .........................................     88.6     61.7
   Provision for environmental matters ......................................      1.2      1.2
   Translation adjustments ..................................................    (13.3)    18.2
   Tax credit carryovers ....................................................     47.1     39.8
   Other accruals and miscellaneous .........................................     72.3     43.5
                                                                                ------   ------
                                                                                 276.0    262.0
   Valuation allowance ......................................................   (119.4)   (90.3)
                                                                                ------   ------
   Total deferred tax assets ................................................    156.6    171.7
                                                                                ------   ------
Deferred tax liabilities:
   Tax over book depreciation ...............................................     32.1     24.4
   Pension ..................................................................     73.3     68.2
   Unremitted foreign earnings ..............................................     36.1     50.2
   Intangibles ..............................................................     16.9     17.4
   Other ....................................................................       --      8.1
                                                                                ------   ------
   Total deferred tax liabilities ...........................................    158.4    168.3
                                                                                ------   ------
   Net deferred tax (liabilities) assets ....................................   ($ 1.8)  $  3.4
                                                                                ======   ======
Deferred tax detail is included in the consolidated balance sheet as follows:
   Current tax assets (including refundable of $13.8 and $14.9) .............   $ 40.6   $ 43.4
   Non-current deferred tax liabilities .....................................     28.6     25.0
                                                                                ------   ------
   Total ....................................................................   $ 12.0   $ 18.4
                                                                                ======   ======

At December 31, 2006, we had federal net operating loss carryforwards of approximately $96.6 million, of which $56.0 million will expire in 2025 and the remainder will expire in 2026. We also had state net operating loss carryforwards of $181.9 million, which will expire at various dates. Additionally, we had foreign net operating loss carryforwards of $131.5 million, of which $6.0 million will expire in 2008 through 2011. The remainder of the foreign net operating loss carryforwards have an unlimited carryforward period. Foreign tax credit and research credit carryforwards of approximately $47.4 million will expire from 2012 through 2016. Furthermore, we also had various state tax credit carryovers of $2.4 million, which expire at various dates from 2007 to 2020.

The valuation allowance for deferred tax assets relates to all net federal deferred tax assets, state deferred tax assets and certain tax assets arising in foreign tax jurisdictions, and in the judgment of management, these tax assets are not likely to be realized in the foreseeable future. The valuation allowance increased $29.2 million and $70.0 million in 2006 and 2005 respectively. The 2006 change is the result of a valuation allowance of $5.9 million established against remaining tax assets in Brazil and $25.7 million for current year losses and credits which are reflected in the provision and a net decrease of $2.4 million in the balance of other deferred tax assets, primarily from foreign currency translations. The 2005 change results from initial recognition of a federal valuation allowance of $18.2 million, initial recognition of a foreign valuation allowance of $7.1 million, federal losses and credits of $27.9 million and foreign items of $18.3 million, all of which are reflected in the provision, and a net decrease of $1.5 million in the balance of other deferred tax assets, primarily from foreign currency translation, the write-off of foreign losses, the expiration of state tax credits, and the state tax credits generated in the current year for which a valuation allowance was provided.

Tax returns are subject to audit by various taxing authorities. In 2004, we recorded a benefit to income of $2.6 million from settlements of U.S. tax issues primarily related to prior years. Although we believe that adequate accruals have been made for unsettled issues, additional gains or losses could occur in future years from resolution of outstanding matters.

NOTE 7. INVENTORIES

The components of inventories at December 31 were:

(in millions)         2006      2005
                      ------   ------
Raw materials .....   $159.0   $128.5
Work in progress ..     60.1     73.3
Finished goods ....    121.5    136.7
Supplies ..........     12.8      8.3
                      ------   ------
                      $353.4   $346.8
                      ======   ======

NOTE 8. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net are as follows:

                                               DECEMBER 31,
                                           -------------------
(Dollars in millions, except share data)     2006       2005
                                           --------   --------
Land and land improvements ..........      $   31.9   $   30.1
Buildings ...........................         204.4      219.1
Machinery and equipment .............       1,239.1    1,127.6
Assets in process ...................          22.2       78.2
                                           --------   --------
                                            1,497.6    1,455.0
   Less, accumulated depreciation ...         945.2      876.4
                                           --------   --------
Property, plant and equipment, net ..      $  552.4   $  578.6
                                           --------   --------

NOTE 9. BUSINESS SEGMENTS

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have identified three reportable operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. Our segments share similar economic characteristics and are similar in terms of products offered, production processes, types of customers served and methods of distribution.

Our three reportable operating segments are defined as follows:

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

Previously, we also reported a Pump Products business segment; however, as a result of the decision, during the first quarter of 2006, to sell 100% of our ownership in Little Giant Pump Company, such operations are no longer reported in income (loss) from continuing operations before tax. Little Giant operations represented approximately 90% of that previously reported segment. Since our remaining pump business does not meet the definition of a reporting segment as defined by SFAS 131, we no longer report a Pump Products segment, and operating results of the remaining pump business are included in Other for segment reporting purposes.

The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements.

External customer sales by geographic area are based upon the destination of products sold. We have no single customer that accounts for 10% or more of consolidated net sales. Long-lived assets by geographic area are based upon the physical location of the assets.

BUSINESS SEGMENT INFORMATION (in millions)

                                                                                2006       2005       2004
                                                                              --------   --------   --------
External customer sales:
   Compressor Products ....................................................   $1,002.7   $  910.9   $  880.2
   Electrical Component Products ..........................................      429.9      410.1      422.6
   Engine & Power Train Products ..........................................      319.0      404.1      480.9
   Other ..................................................................       17.5       15.6       13.7
                                                                              --------   --------   --------
      Total external customer sales .......................................   $1,769.1   $1,740.7   $1,797.4
                                                                              ========   ========   ========

Operating income (loss):
   Compressor Products ....................................................      ($4.5)  $   18.8   $   60.5
   Electrical Component Products ..........................................       (4.7)       7.5       11.3
   Engine & Power Train Products ..........................................      (53.8)     (75.1)     (21.2)
   Other ..................................................................        0.5        0.1       (4.9)
   Corporate and consolidating items ......................................      (22.9)     (14.6)     (15.0)
   Impairments, restructuring charges, and other items (see Note 15) ......      (32.3)    (121.0)     (21.5)
                                                                              --------   --------   --------
      Total operating (loss) income .......................................    ($117.7)   ($184.3)  $    9.2
                                                                              ========   ========   ========

Reconciliation to income (loss) from continuing operations before taxes:
   Operating income (loss) ................................................    ($117.7)   ($184.3)  $    9.2
   Interest (expense) income and other, net ...............................      (34.8)     (15.2)      (8.7)
                                                                              --------   --------   --------
      Income (loss) from continuing operations before taxes ...............    ($152.5)   ($199.5)  $    0.5
                                                                              ========   ========   ========

Assets:
   Compressor Products ....................................................   $  738.6   $  678.7   $  649.2
   Electrical Component Products ..........................................      412.4      389.9      544.9
   Engine & Power Train Products ..........................................      237.3      294.8      326.2
   Corporate and consolidating items ......................................      387.1      374.2      480.7
   Other ..................................................................        7.3       62.9       61.8
                                                                              --------   --------   --------
      Total assets ........................................................   $1,782.7   $1,800.5   $2,062.8
                                                                              ========   ========   ========

Capital expenditures:
   Compressor Products ....................................................   $   37.9   $   68.4   $   35.2
   Electrical Component Products ..........................................        4.7        7.7        3.6
   Engine & Power Train Products ..........................................        7.7       18.9       27.6
   Other ..................................................................        0.1        0.5        1.0
   Corporate and consolidating items ......................................       11.7       17.8       16.6
                                                                              --------   --------   --------
      Total capital expenditures ..........................................   $   62.1   $  113.3   $   84.0
                                                                              ========   ========   ========

Depreciation and amortization:
   Compressor Products ....................................................   $   33.4   $   48.5   $   49.6
   Electrical Component Products ..........................................       19.4       21.0       27.8
   Engine & Power Train Products ..........................................       18.3       18.8       21.3
   Corporate and consolidating items ......................................        8.6        2.2        1.7
   Other ..................................................................        0.4        1.8        2.5
                                                                              --------   --------   --------
      Total depreciation and amortization .................................   $   80.1   $   92.3   $  102.9
                                                                              ========   ========   ========

GEOGRAPHIC SEGMENT INFORMATION (in millions)

                                     2006       2005       2004
                                   --------   --------   --------
Customer Sales by Destination
   North America
      United States ............   $  849.7   $  891.2   $  965.9
      Other North America ......       85.7       87.6       79.4
                                   --------   --------   --------
   Total North America .........      935.4      978.8    1,045.3
                                   --------   --------   --------
      Brazil ...................      144.2      129.8      151.5
      Other South America ......       93.2       81.5       37.9
                                   --------   --------   --------
   Total South America .........      237.4      211.3      189.4
   Europe ......................      361.0      331.2      317.4
   Middle East and Asia ........      235.3      219.4      245.3
                                   --------   --------   --------
                                   $1,769.1   $1,740.7   $1,797.4
                                   ========   ========   ========

                                    2006     2005     2004
                                   ------   ------   ------
Net Fixed Assets
   United States ...............   $165.1   $211.1   $215.4
   Brazil ......................    248.2    234.2    182.2
   Rest of world ...............    139.1    133.3    157.2
                                   ------   ------   ------
                                   $552.4   $578.6   $554.8
                                   ======   ======   ======

The Electrical Component Products had intersegment sales of $52.6 million, $52.5 million and $65.9 million in 2006, 2005 and 2004 respectively.

NOTE 10. DEBT

(in millions)                                                           2006     2005
                                                                       ------   ------
Short-term borrowings consist of the following:
   Borrowings by foreign subsidiaries under revolving credit
      agreements, advances on export receivables and overdraft
      arrangements with banks used in the normal course of
      business; interest rate at December 31 of 8.2% in 2006
      and 7.7% in 2005 .............................................     80.6     68.3
Current maturities of long-term debt ...............................     82.6     14.2
                                                                       ------   ------
   Total short-term borrowings .....................................   $163.2   $ 82.5
                                                                       ======   ======

Long-term debt consists of the following:
   Unsecured borrowings, primarily with banks, by foreign
      subsidiaries with interest rate at December 31 of 9.2%
      in 2006 and 12.8% in 2005 and maturing in 2006 through 2012 ..     85.6     35.8
   First Lien Credit Agreement, 7.4% interest rate as of
      December 31, 2006,  maturing November, 2009 ..................    113.1
   Second Lien Credit Agreement, 13.5% interest rate as of
      December 31, 2006, maturing November, 2009 ...................    100.0
   Senior Guaranteed Notes, 6.6% fixed rate in 2005, maturing
      on March 5, 2008 through 2011 (*) ............................             250.0
   Variable Rate Industrial Development Revenue Bonds
      payable in quarterly installments from 2005 to 2021,
      interest rate of 4.4% as of December 31, 2005 (*) ............              10.5
                                                                       ------   ------
                                                                        298.7    296.3
   Plus: Unamortized net premiums (*) ..............................      1.2      0.9
   Less: Current maturities of long-term debt ......................    (82.6)   (14.2)
                                                                       ------   ------
         Total long-term debt ......................................   $217.3   $283.0
                                                                       ======   ======

(*) We successfully refinanced these obligations on February 6, 2006. The Senior Guaranteed Notes, Revolving Credit Facility, and Industrial Development Revenue Bonds were replaced by a new financing package that included a $275 million First Lien Credit Agreement (amended to $250 million in the fourth quarter of 2006) and a $100 million Second Lien Credit Agreement (replaced in the fourth quarter by a different Second Lien Credit Agreement). The agreements provided for security interests in certain of our assets and specific financial covenants related to EBITDA, capital expenditures and fixed charge coverage. Additionally under the terms of the agreements (prior to later amendments), no dividends could be paid prior to December 31, 2006 and minimum amounts of credit availability were required thereafter. The First Lien Credit Agreement as originally structured was available for five years and bore interest at LIBOR plus a margin tied to excess availability. The Second Lien Credit Agreement as originally structured had a seven year term and bore interest at LIBOR plus 7.5%. The weighed average interest rate at funding was 9%.

The repayment of the Senior Guaranteed Notes, Revolving Credit Facility and Industrial Revenue Bonds was accounted for as an extinguishment of debt and $0.9 million of unamortized debt issuance costs net of unamortized gains from related swap agreements were written off to interest expense. Costs of $7.0 million associated with the origination of our new lending arrangements were capitalized and will be amortized as interest expense over the terms of the agreements.

The First and Second Lien Credit Agreements provided for security interests in substantially all of our assets and specific quarterly financial covenants related to EBITDA (as defined under the agreement, which provides adjustments for certain items, and hereafter referred to as "Adjusted EBITDA"), capital expenditures, and fixed charge coverage. The Adjusted EBITDA covenant applies through September 30, 2007, and a fixed charge coverage covenant applied thereafter.

As more fully described in Note 17, on April 21, 2006, we sold Little Giant Pump Company and proceeds from the sale were used to repay debt.

During the second quarter, we entered into interest rate swap agreements, effectively converting $90 million (or 24% of our total debt as of December 31, 2006) of variable rate debt to fixed rate debt.

At December 31, 2006, we had outstanding letters of credit of $6.2 million and total borrowing availability of $37.6 million under our $250 million First Lien Credit Agreement.

In addition, the Company has various borrowing arrangements at its foreign subsidiaries to support working capital needs and governmental sponsored lendings that provide advantageous lending rates. During 2006, the Company had net proceeds from these arrangements totaling $52.6 million.

During 2006 our results from operations continued to be impacted by unfavorable events that caused actual Adjusted EBITDA for the twelve-month period ended September 30, 2006, calculated to be $5.1 million, to fall short of the $21.0 million required under the credit agreements before the amendments and replacement second lien agreement described below. As a result, we sought, and on November 3, 2006 signed, amendments to our lending arrangements with our first and second lien lenders. The principal terms of the November 3 amendments were described in a Current Report on Form 8-K we filed on November 8, 2006.

On November 13, 2006 we signed a new $100 million Second Lien Credit Agreement with Tricap Partners LLC and another amendment to our February 6, 2006 First Lien Credit Agreement. The new second lien facility provided us with additional liquidity and more lenient financial covenants. We borrowed $100 million under the new Second Lien Credit Agreement and used the proceeds to repay in full the outstanding balance of $54.6 million under the old Second Lien Credit agreement, plus a 2.0% prepayment premium, and to repay $40.0 million of borrowings under the First Lien Credit Agreement. Both the First Lien Credit Agreement as amended and the new Second Lien Credit Agreement have three year terms. The Adjusted EBITDA covenant requirement as of September 30, 2006 in the First Lien Credit Agreement was removed as a result of the amendments.

Interest on the new Second Lien Agreement is equal to LIBOR plus 6.75% plus paid in kind ("PIK") interest of 1.5%. PIK interest accrues monthly on the outstanding debt balance and is paid when the associated principal is repaid. This compares to the previous second lien arrangement, as amended, of interest of LIBOR plus 7.5% plus PIK interest of 2.0%.

While the new Second Lien Agreement has more favorable interest terms than its predecessor, our weighted average cost of borrowing under the current agreements is higher than it was before the November 13 refinancing. This is attributable to a greater proportion of our total debt being borrowed under the Second Lien Agreement ($100 million versus $54.6 million) and less under the First Lien Agreement. Giving effect to our new and amended arrangements, our weighted average interest rate for all long-term borrowings as of December 31, 2006 is 10.0% compared to an average interest rate of 9.2% for the full year 2006.

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

Milestone Date       Aggregate Reduction
--------------       -------------------
June 30, 2007           $20.0 million
September 30, 2007      $40.0 million
December 31, 2007       $60.0 million

The Second Lien Credit Agreement also provides for an additional 2.5% in PIK interest if certain assets are not sold by December 31, 2007. Sources of funds to make the principal reductions could include, but are not limited to, cash from operations, reductions in working capital, or asset sales.

In addition, the Second Lien Credit Agreement includes a commitment to create an advisory committee to assist our board of directors in working with a nationally recognized executive recruiting firm and to recommend to the board qualified candidates for various executive management positions, including the Chief Executive Officer position. The committee, consisting of Mr. Risley and Mr. Banks of our board of directors, as well as a representative from our second lien lender, has engaged a search firm and is currently in the process of interviewing candidates for this position.

On January 19, 2007, a special committee of our board of directors appointed James J. Bonsall interim President and Chief Operating Officer, a new position. Mr. Bonsall will function as our principal executive officer until a new Chief Executive Officer is appointed. Todd W. Herrick, our former Chief Executive Officer, stepped aside from that position in January. He has also subsequently agreed to step down from the Board of Directors and to serve in an honorary role as Chairman Emeritus.

Some of our major shareholders (Herrick Foundation, of which Todd W. Herrick and Kent B. Herrick are members of the Board of Trustees, and two Herrick family trusts, of which Todd W. Herrick is one of the trustees) entered into option agreements with Tricap to induce Tricap to make the new second lien financing available to us. We have recorded the value of these option agreements as part of the loan origination fees, with a credit to paid in capital, associated with the new Second Lien credit agreement with Tricap. The costs are being amortized as interest expense over the remaining term of the debt.

In our November 15, 2006 Form 8-K, we disclosed that we were in negotiations with our lenders in Brazil to reschedule maturities of our current lending arrangements for our Brazilian engine manufacturing subsidiary, TMT Motoco. TMT Motoco has its own financing arrangements with Brazilian banks under which it is required to pay principal installments of various amounts throughout the remainder of 2006 through 2009. Historically, the subsidiary has experienced negative cash flows from operations indicating that it may not have sufficient liquidity on its own to make all required debt repayments as originally scheduled.

On November 21, 2006, lenders representing greater than 60% of the outstanding amounts borrowed, executed a restructuring agreement whereby scheduled maturities were deferred for eighteen months, with subsequent amortization over the following eighteen months. Other provisions of the agreement included a pledge of certain of the assets of TMT Motoco, and a parent guarantee of the obligation, which would only become effective after full repayment of the Second Lien debt.

Two banks representing less than 40% of the outstanding balances did not participate in the restructuring agreement. We ceased further payments to those banks effective November 15, 2006 and began seeking remedies available to us under Brazilian law that would require those banks to abide by the terms of the restructuring agreement. While the non-payments constituted a default under the debt agreements, the lenders under the First and Second Lien Credit Agreements waived, for a time, any cross-default that otherwise would have resulted from our failing to make a required payment on these Brazilian loans.

The agreement with the Brazilian banks was subject to the approval of our First and Second Lien credit holders. This approval was obtained through amendments to our existing agreements, which were effective on December 11, 2006. The principal terms of the December 11 amendments were described on a Current Report on Form 8-K we filed on December 15, 2006. Terms of the amendments included fees paid to the Brazilian banks of $1.5 million. In addition, the availability reserve of $10.0 million instituted under a previous amendment to the First Lien Credit Agreement became permanent.

On March 15, 2007, the Brazilian court denied TMT Motoco's request to impose the terms of its restructuring agreement on the dissenting banks. In conjunction with its ruling, the Brazilian court also lifted a stay that had previously prevented one of the dissenting banks from pursuing collection proceedings. The court also implemented sweep procedures for TMT Motoco's bank accounts. These actions had the effect of accelerating TMT Motoco's debt to that dissenting bank, making it all due and payable and enabling the bank to pursue its remedies for collection under Brazilian law.

As a result of these rulings, on March 22, 2007 TMT Motoco filed a request in Brazil for court permission to pursue a judicial restructuring, similar to a U.S. filing for Chapter 11 bankruptcy protection. The court granted its permission for the restructuring request on March 28.

Selected financial data for TMT Motoco as of December 31, 2006 and 2005, and for the three years ended December 31, 2006 is as follows:

                                                 2006     2005
                                                ------   ------
Current assets                                  $ 33.5   $ 25.5
Noncurrent assets                                 62.3     71.7
Current liabilities                              (97.3)   (70.0)
Noncurrent liabilities                              --    (22.1)
Stockholders' Deficit (Equity) / Intercompany      1.5     (5.1)

                   Year Ended     Year Ended     Year Ended
                 Dec. 31, 2006   Dec 31, 2005   Dec 31, 2004
                 -------------   ------------   ------------
Net sales*          $  59.6        $  52.4        $  19.8
Cost of sales*         63.7           67.1           23.6
Net loss             ($13.2)        ($21.8)        ($11.3)

* Net sales and cost of sales includes intercompany transactions of $58.8 million, $52.1 million, and $18.9 million in 2006, 2005, and 2004 respectively.

The TMT Motoco filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained further amendments to our First and Second Lien Credit Agreements that cured the cross-default provisions triggered by the filing in Brazil.

As part of the April 9, 2007 amendments to our First and Second Lien Credit Agreements, the minimum cumulative Adjusted EBITDA levels (measured from October 1, 2006) for the fourth quarter 2006 and 2007 quarterly periods (in millions) were set at:

Quarterly Period Ending   First Lien Agreement   Second Lien Agreement
-----------------------   --------------------   ---------------------
December 31, 2006                ($14.9)                 ($16.9)
March 31, 2007                    ($8.0)                 ($10.0)
June 30, 2007                     $17.0                 $  15.0
September 30, 2007                $42.0                 $  40.0
December 31, 2007                 $62.0                 $  60.0

These levels of Adjusted EBITDA are subject to further adjustment if certain business units or products lines are sold during the period. In addition, other terms of the amendments included limitations on the amounts of capital expenditures and professional fees during the term of the agreements. If a permanent Chief Executive Officer has not been hired by May 1, 2007, the amendment to our Second Lien credit agreement also includes a 2.5% per annum step-up in cash interest rate from that day forward until such time as a permanent CEO is hired. However, the additional interest is not assessed if the CEO candidate has not assumed his or her duties due either to a personal emergency or inability to reach agreement on terms of employment.

We paid $625,000 in fees, plus expenses, to the First Lien lender upon execution of the agreement. In addition to fees paid of $750,000, plus expenses, to the Second Lien lender, we also granted warrants to purchase a number of shares of Class A Common Stock equal to 7% of our fully diluted common stock. These warrants, valued at $7.7 million, expire five years from the date of the execution of this amendment to the Second Lien credit agreement. This cost will be recorded as interest expense in the second quarter of 2007.

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

As a result of the requested judicial restructuring in Brazil, all of the TMT Motoco debt ($88.7 million) has been classified on our Consolidated Balance Sheet at December 31, 2006 as current.

Scheduled maturities of debt for each of the five years subsequent to December 31, 2006, based upon the refinancing on December 11, 2006 and the classification of the TMT Motoco debt, are as follows:

(in millions)
2007 .........   $163.2
2008 .........      1.2
2009 .........    215.5
2010 .........      0.6
2011 .........       --
Thereafter ...       --
                 ------
                 $380.5
                 ======

These scheduled maturities do not consider any of the targeted debt reductions that are incorporated, but not mandated, in our credit agreements.

Interest paid was $47.2 million in 2006, $35.9 million in 2005, and $25.6 million in 2004.

NOTE 11. ENVIRONMENTAL MATTERS

We have been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. The EPA has indicated its intent to address the site in two phases, with our Sheboygan Falls plant site and the upper river constituting the first phase ("Phase I") and the middle and lower river and harbor being the second phase ("Phase II"). In May 2003, we concluded a Consent Decree with the EPA concerning the performance of remedial design and remedial action for Phase I, deferring for an unspecified period any action regarding Phase II.

In March 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of our responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, we have purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. On October 10, 2003, in conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.

The total cost of the Liability Transfer Agreement, including the cost of the insurance policies, was $39.2 million. We recognized a charge of $13.6 million ($8.7 million net of tax) in the first quarter of 2003. The charge consisted of the difference between the cost of the Liability Transfer Agreement and amounts previously accrued for the cleanup. We continue to maintain an additional reserve of $0.5 million to reflect its potential environmental liability arising from operations at the Site, including potential residual liabilities not assumed by PRS pursuant to the Liability Transfer Agreement.

As the Liability Transfer Agreement was executed prior to the signing of the original Consent Decree for the Phase I work, the original Consent Decree was amended in the fourth quarter of 2005 to include PRS as a signing party. This assigns PRS full responsibility for complying with the terms of the Consent Decree and allows the EPA to enforce the Consent Decree directly with PRS. Prior to the execution of this amendment, U.S. GAAP required that we continue to record the full amount of the estimated remediation liability of $39.7 million and a corresponding asset of $39.2 million included in Other Assets in the balance sheet. With the subsequent amendment, we have removed the asset and $39.2 million of the liability from the balance sheet. While we believe the arrangements with PRS are sufficient to satisfy substantially all of our environmental responsibilities with respect to the Site, these arrangements do not constitute a legal discharge or release of our liabilities with respect to the Site. The actual cost of this obligation will be governed by numerous factors, including, without limitation, the requirements of the Wisconsin Department of Natural Resources (the "WDNR"), and may be greater or lower than the amount accrued.

With respect to other environmental matters, we have been voluntarily participating in a cooperative effort to investigate and cleanup PCB contamination in the watershed of the south branch of the Manitowoc River, at and downstream from our New Holstein, Wisconsin facility. On December 29, 2004, the Company and TRC Companies and TRC Environmental Corporation (collectively, "TRC") entered into a Consent Order with the WDNR relating to this effort known as the Hayton Area Remediation Project ("HARP"). The Consent Order provides a framework for the completion of the remediation and regulatory closure at HARP.

Concurrently, on December 29, 2004, the Company and two of its subsidiaries and TRC entered into an Exit Strategy Agreement (the "Agreement"), whereby we transferred to TRC substantially all of our obligations to complete the HARP remediation pursuant to the Consent Order and in accordance with applicable environmental laws and regulations. TRC's obligations under the Agreement include any ongoing monitoring or maintenance requirements and certain off-site mitigation or remediation, if required. TRC will also manage any third-party remediation claims that might arise or otherwise be filed against us.

As required by the Agreement, we also purchased a Pollution Legal Liability Select Cleanup Cost Cap Policy (the "Policy") from American International Specialty Lines Company. The term of the Policy is 20 years with an aggregate combined policy limit of $41 million. The policy lists us and TRC as named insureds and includes a number of first and third party coverages for remediation costs and bodily injury and property damage claims associated with the HARP remediation and contamination. We believe that the Policy provides additional assurance that the responsibilities, obligations, and liabilities transferred and assigned by us and assumed by TRC under the Agreement will be completed. Although the arrangements with TRC and the WDNR do not constitute a legal discharge or release of our liabilities, we believe that the specific work substitution provisions of the Consent Order and the broad coverage terms of the Policy, collectively, are sufficient to satisfy substantially all of our environmental obligations with respect to the HARP remediation. The total cost of the exit strategy insured remediation arrangement to Tecumseh was $16.4 million. This amount included $350,000 that was paid to the WDNR pursuant to the Consent Order to settle any alleged liabilities associated with natural resource damages. The charge represented the cost of the agreements less what was previously provided for cleanup costs to which we had voluntarily agreed.

In cooperation with the WDNR, we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. We began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At December 31, 2006, we had accrued $2.2 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

In addition to the above-mentioned sites, we are also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2006 and 2005, we had accrued a total of $3.3 million and $3.5 million, respectively, for environmental remediation, including $0.5 million in each period relating to the Sheboygan River and Harbor Superfund Site and $2.2 million and $2.3 million in 2006 and 2005 respectively relating to the Grafton site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

NOTE 12. COMMITMENTS AND CONTINGENCIES

We are also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions and asbestos-related claims, incidental to its business.

A lawsuit filed against us and other defendants alleges that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. The complaint seeks an injunction, compensatory and punitive damages, and attorneys' fees. On March 30, 2007, the Court entered an order dismissing Plaintiffs' complaint subject to the ability to re-plead certain claims, pursuant to a detailed written order to follow. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

We are also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions, incidental to its business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us, management does not believe that the disposition of these other matters will have a material adverse effect on our consolidated financial position or results of operations.

On March 6, 2007, the Company and three members of its board of directors were named as subjects of a lawsuit filed by Todd W. Herrick, our former Chief Executive Officer, and Herrick Foundation (a Michigan non-profit corporation) in the Circuit Court for the County of Lenawee, Michigan. The lawsuit sought to overturn actions taken by our board of directors at their February 28, 2007 meeting. On March 15, 2007, the Company filed a separate lawsuit in the United States District Court for the Eastern District of Michigan against Todd W. Herrick, Herrick Foundation and its Board of Trustees (consisting of Todd Herrick, Kent Herrick and Michael Indenbaum), and Toni Herrick (a trustee along with Todd Herrick of various Herrick trusts) (collectively, "Herrick entities") seeking the suspension of the Herrick entities' stock voting rights.

On April 2, 2007, a settlement agreement was signed by the Company, the three members of the board of directors named in the suit, and the Herrick entities, fully settling both lawsuits. The terms of the settlement agreement were disclosed in a Current Report on Form 8-K that we filed on April 10, 2007.

NOTE 13. FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 2006 and 2005:

                                       2006                2005
                                -----------------   -----------------
                                CARRYING    FAIR    CARRYING    FAIR
(in millions)                    AMOUNT     VALUE    AMOUNT     VALUE
                                --------   ------   --------   ------
Cash and cash equivalents ...    $ 81.9    $ 81.9    $116.6    $116.6
Short-term borrowings .......     163.2     163.2      82.5      82.5
Long-term debt ..............     217.3     217.3     283.0     283.0
Foreign currency contracts ..       5.5       5.5      13.0      13.0
Commodity contracts .........        --      (1.1)       --      25.1

The carrying amount of cash equivalents approximates fair value due to their liquidity and short-term maturities. The fair value of our fixed interest rate debt reflects the difference between the contract rate and the prevailing rates as of the balance sheet date. The carrying value of our variable interest rate debt approximates fair value. The fair values of foreign currency and commodity contracts reflect the differences between the contract prices and the forward prices available at the balance sheet date.

We do not utilize financial instruments for trading or other speculative purposes. We generally do not hedge the net investment in our subsidiaries. All derivative financial instruments held at December 31, 2006 will mature within twelve months. All such instruments held at December 31, 2005 matured in 2006.

Our derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are recognized on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. Our foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of the contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income. Our European subsidiaries had contracts for the sale of $13.5 million and $14.0 million at December 31, 2006 and 2005, respectively. Our India subsidiary had contracts for the sale of $2.1 million and $0 at 2006 and 2005, respectively. Finally, the Brazilian subsidiaries had contracts for the sale of $114.8 million and $159.0 million at December 31, 2006 and 2005, respectively.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as foreign currency hedges to specific forecasted transactions. We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, as discussed below.

We discontinue hedge accounting prospectively when the derivative is (1) determined to be no longer effective in offsetting the fair value of the cash flows of a hedged item; (2) sold, terminated, or exercised; (3) undesignated as a hedge instrument, because it is unlikely that a forecasted transaction will occur. When hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings. Any related gains or losses that were accumulated in other comprehensive income will be recognized immediately in cost of sales.

We use commodity forward purchasing contracts to help control the cost of commodities (primarily copper and aluminum) used in the production of compressor motors and components and engines. Company policy allows managers to contract commodity forwards for a limited percentage of raw material requirements up to fifteen months in advance. These contracts are not recorded in the balance sheet as they do not require an initial cash outlay and do not represent a liability until delivery of the commodity. Commodity forwards outstanding at December 31, 2006 and 2005 were $62.1 million and $61.8 million, respectively.

A portion of accounts receivable at our Brazilian subsidiary are sold with recourse at a discount. Sold Brazilian receivable balances at December 31, 2006 and 2005 were $46.5 million and $32.1 million, respectively, and the discount rate was 7.45% in 2006 and 8.56% in 2005. We estimate the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating income and allowance for doubtful accounts.

NOTE 14. GUARANTEES AND WARRANTIES

Reserves are recorded on the Consolidated Balance Sheet to reflect our contractual liabilities relating to warranty commitments to customers. Warranty coverage is provided for a period of twenty months to two years from date of manufacture for compressors; ninety days to three years from date of purchase for electrical components; one year from date of delivery for engines and one year from date of sale for pumps. An estimate for warranty expense is recorded at the time of sale, based on historical warranty return rates and repair costs.

Changes in the carrying amount and accrued product warranty costs for the years ended December 31, 2006 and 2005 are summarized as follows:

(in millions)
Balance at January 1, 2005 ...........................   $ 35.6
Current year accruals for warranties .................     16.4
Adjustments to preexisting warranties ................      3.1
Settlements of warranty claims (in cash or in kind) ..    (25.4)
Closure of Tecumseh Europa ...........................     (2.5)
Effect of foreign currency translation ...............     (0.5)
                                                         ------
Balance at December 31, 2005 .........................     26.7
Current year accruals for warranties .................     16.5
Adjustments to preexisting warranties ................     (0.8)
Settlements of warranty claims (in cash or in kind) ..    (16.5)
Effect of foreign currency translation ...............      0.3
                                                         ------
Balance at December 31, 2006 .........................   $ 26.2
                                                         ======

NOTE 15. STOCKHOLDERS' EQUITY

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

A Shareholders' Rights Plan is in effect for each class of stock. These plans protect shareholders against unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders. The rights are not currently exercisable, but would become exercisable at an exercise price of $180 per share, subject to adjustment, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of Class B common stock. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the Class A and Class B common stock. The rights expire on August 25, 2009. As of December 31, 2006, 13,401,938 shares of authorized but unissued Class A common stock and 5,077,746 shares of authorized but unissued Class B common stock were reserved for future exercise under the plans.

Under the terms of our First and Second Lien credit agreements, no dividends could be paid after February 6, 2006 and prior to December 31, 2006, and after that date minimum amounts of credit availability were required. We have no near-term expectation to resume dividend payments.

In April of 2007, as part of the amendment to our Second Lien credit agreements, we granted warrants to purchase a number of shares of Class A Common Stock equal to 7% of our fully diluted common stock. These warrants, valued at $7.7 million, expire five years from the date of the execution of the amendment to the Second Lien credit agreement.

NOTE 16. IMPAIRMENTS, RESTRUCTURING CHARGES, AND OTHER ITEMS

     2006

2006 net loss included $32.3 million ($1.75 per share) of restructuring, impairment and other charges. $27.1 million of this amount was recorded by the Engine Group as part of its ongoing restructuring programs, for impairment charges for long-lived assets ($24.1 million) and other restructuring charges ($3.0 million). $2.8 million in asset impairments were recorded by the Electrical Components Group for various plant consolidation initiatives. Finally, the Compressor Group recorded $2.4 million in restructuring charges, for impairment of long-lived assets ($2.2 million) and related charges ($0.2 million) at two of its facilities in Mississippi.

     2005

2005 results were adversely impacted by a total of $121.0 million ($6.55 per share) of restructuring, impairment and other charges. Charges include goodwill and other intangible impairments as projected cash flows in several businesses did not support these carrying values. We also initiated actions to further reduce our manufacturing footprint, including closure of the Italian Engine and Power Train manufacturing facility and a North American Engine and Power Train manufacturing facility, and took steps to complete several actions previously announced in other businesses.

We recorded an impairment charge of $108.0 million related to the goodwill associated with the 2002 acquisition of FASCO (which is included in the Electrical Components segment). The failure to achieve the business plan, coupled with expected market conditions, caused us to perform a mid-year assessment of the assumptions utilized to determine FASCO's estimated fair value in the impairment assessment performed at December 31, 2004. The deterioration of volumes and our inability to recover higher commodity and transportation costs through price increases resulted in revised expected cash flows for FASCO. Based on the revised estimates of cash flow, FASCO's estimated fair value has deteriorated from the previous assessment and, as a result, a goodwill impairment of $108.0 million was recognized.

During our annual fourth quarter assessment, the expected cash flows were lower than had previously been estimated resulting in goodwill impairment of $2.7 million related to the 2001 acquisition of the Engine & Power Train's Czech Republic operations and a $2.7 million impairment charge related to the intangible assets associated with the 2001 acquisition of Manufacturing Data Systems, Inc., a technology business not associated with any of our three main segments, both representing the entire carrying value recorded. The issues with the Czech Republic operation are indicative of what we are experiencing throughout the Engine and Power Train segment, but reflects decisions made in the fourth quarter regarding as to where certain products will be produced in future years and uncertainty as to our ability to bring costs down enough to meet previous cash flow forecasts. The decreased expectations related to MDSI reflect the fact that the operation has failed to meet key development targets and been recently unsuccessful in developing a market for certain products introduced in 2005.

In addition to these impairments, we incurred $7.6 million in asset impairment and restructuring charges during the fiscal year ended December 31, 2005. The Italian Engine & Power Train operations recorded $1.4 million of termination costs during the third quarter related to previously announced intent to reduce its workforce by 115 persons. We then recorded a $3.0 million write down of the net investment in this operation upon the closure of this operation at the end of December reflecting our entire remaining carrying value.

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

     2004

2004 results were adversely impacted by a total of $21.5 million ($14.0 million net of tax or $0.77 per share) of restructuring, impairment and other charges. During the second quarter, we began consolidation actions affecting several of our facilities in its North American Compressor and Electrical Components businesses.

Actions within the Compressor business included moving compressor machining and assembly operations from our Tecumseh, Michigan facility to its existing compressor facility located in Tupelo, Mississippi. In conjunction, aftermarket distribution operations located in Clinton, Michigan were relocated to the Tecumseh, Michigan facility. The facility consolidation was necessitated by the relocation of significant customer-base to overseas locations, which left our North American Compressor operations with excess compressor manufacturing capacity.

Approximately 300 layoffs were involved at the Tecumseh and Clinton facilities while employment increases in Tupelo were approximately one-half of those lost in Tecumseh. Charges related to the Compressor group actions for 2004 totaled $3.0 million, including $2.4 million in asset impairment charges and $0.6 million in equipment relocation costs.

Actions in the Electrical Components business included the closure of our manufacturing facility in St. Clair, Missouri with gear machining operations being consolidated into our Salem, Indiana facility and motor assembly operations being consolidated into our Piedras Negras and Juarez, Mexico facilities. While approximately 250 employees were affected by the shutdown at the St. Clair facility, this action resulted in a net reduction of approximately 20 employees. Charges related to the Electrical Components group actions for 2004 totaled $4.5 million, including $2.7 million in asset impairment charges, $0.8 million of equipment relocation costs and $1.0 million in accrued employee related severance costs.

During the third and fourth quarters of 2004, we executed a program to reduce employment levels at one of our Indian compressor facilities. The action affected approximately 100 employees at a cost of $1.2 million. All of these costs were paid in 2004.

During the fourth quarter, we recognized a charge of $14.6 million related to environmental costs involving the Engine & Power Train Group's New Holstein, Wisconsin facility (see Note 10).

2004 results also reflected a fourth quarter curtailment gain of $1.8 million associated with the cessation of medical benefits to hourly employees who were affected by the closing in 2003 of the Engine & Power Train Group's facility in Sheboygan Falls, Wisconsin.

NOTE 17. DISCONTINUED OPERATIONS

On April 21, 2006, we completed the sale of our 100% ownership interest in Little Giant Pump Company for $120.7 million. Its results for the twelve months ended December 31, 2006, 2005, and 2004 are included in income from discontinued operations. Interest expense of $2.9 and $6.3 million was allocated to discontinued operations for the twelve months ended December, 2006 and 2005 respectively because our new financing package required that the proceeds from the sale be utilized to repay portions of our debt. Our debt agreements prior to 2005 had no such requirement. We recognized a pre-tax gain on the sale of $78.0 million. The gain on the sale, including losses incurred during our period of ownership, net of taxes and interest, is presented in income from discontinued operations and amounted to $49.7 million net of tax ($2.69 per share). Pretax gains of $8.4 million associated with curtailment of employee benefits formerly provided to Little Giant employees are reflected in the net gain.

Our remaining pump business does not meet the definition of an operating segment as defined by SFAS No. 131, "Segment Reporting." Accordingly, its operating results are included in Other within the Results by Segment table.

Following is a summary of income from discontinued operations for the years ended December 31, 2006, 2005 and 2004:

                                                                   Year Ended     Year Ended     Year Ended
(Dollars in millions)                                            Dec. 31, 2006   Dec 31, 2005   Dec 31, 2004
                                                                 -------------   ------------   ------------
Net sales                                                            $ 32.9         $106.3         $114.3
Cost of sales                                                          23.9           77.6           80.7
Selling and administrative expenses                                     6.9           19.2           18.7
                                                                     ------         ------         ------
Operating income                                                        2.1            9.5           14.9
Interest expense allocated                                              2.9            6.3             --
                                                                     ------         ------         ------
Income (loss) from discontinued operations before income taxes        ($0.8)        $  3.2         $ 14.9
Tax provision                                                           0.2            0.3            5.5
                                                                     ------         ------         ------
Income (loss) from discontinued operations, net of tax                ($1.0)        $  2.9         $  9.4
                                                                     ------         ------         ------
Gain on disposal                                                       78.0             --             --
Tax provision on gain                                                  27.3             --             --
                                                                     ------         ------         ------
Gain on disposal, net                                                  50.7             --             --
                                                                     ------         ------         ------
Income from discontinued operations                                  $ 49.7         $  2.9         $  9.4
                                                                     ======         ======         ======

NOTE 18. NEW ACCOUNTING STANDARDS

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." This interpretation clarifies the accounting for income taxes recognized in accordance with SFAS 109 with respect to recognition and measurement for tax positions that are taken or expected to be taken in a tax return. FIN 48 is effective on January 1, 2007. The impact of this pronouncement on our consolidated financial statements is not expected to be material.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157), to provide enhanced guidance for using fair value to measure assets and liabilities. The Standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The Standard applies whenever other authoritative literature require (or permit) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 is effective beginning January 1, 2008, and we are currently evaluating the impact of this pronouncement on our consolidated financial statements.

NOTE 19. QUARTERLY FINANCIAL DATA - UNAUDITED

                                                                   QUARTER
                                                    -------------------------------------
(in millions, except per share data)                 FIRST     SECOND    THIRD     FOURTH     TOTAL
                                                    -------   -------   -------   -------   --------
2006
   Net sales ....................................   $ 446.1   $ 456.3   $ 429.4   $ 437.3   $1,769.1
   Gross profit .................................      34.5      24.0      21.5      15.1       95.1
   Net income (loss) ............................     (12.6)     33.9     (37.8)    (63.8)     (80.3)
                                                    =======   =======   =======   =======   ========
   Basic and diluted earnings (loss) per share ..    ($0.68)  $  1.83    ($2.05)   ($3.44)    ($4.34)
                                                    =======   =======   =======   =======   ========
2005 (A)
   Net sales ....................................   $ 440.2   $ 432.8   $ 449.9   $ 417.8   $1,740.7
   Gross profit .................................      27.5      30.6      40.1       7.2      105.4
   Net income (loss) ............................     (16.0)   (118.4)    (37.2)    (51.9)    (223.5)
                                                    =======   =======   =======   =======   ========
   Basic and diluted earnings (loss) per share ..    ($0.87)   ($6.40)   ($2.01)   ($2.81)   ($12.09)
                                                    =======   =======   =======   =======   ========

(a)  Restated to show Little Giant Pump Company as discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Operating Officer and Vice President, Treasurer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the President and Chief Operating Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2006, our President and Chief Operating Officer along with our Vice President, Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006 because of the material weakness discussed below; however, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We did not maintain effective controls over the completeness and accuracy of interim income taxes. Specifically, we did not maintain effective controls to ensure the completeness and accuracy of (i) state income tax expense associated with a division accounted for as a discontinued operation in

2006, (ii) the effective tax rates applied to foreign operations, and (iii) the allocation of federal income tax expense between continuing and discontinued operations. This control deficiency resulted in the restatement of our 2005 quarterly consolidated financial statements, the consolidated financial statements for the first and second quarters of 2006 and adjustments to the consolidated financial statements for the third quarter of 2006, affecting accrued liabilities, tax expense (benefit), and income from discontinued operations, net of tax. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement of our interim and annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency represents a material weakness.

Because of the material weakness referred to above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria in the Internal Control-Integrated Framework issued by the COSO.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report on Form 10-K.

     MATERIAL WEAKNESS REMEDIATION PLANS

With respect to the completeness and accuracy of the calculation of interim income taxes, we have enhanced our methodologies to comply with generally accepted accounting principles. We have also instituted additional review procedures relating to these processes that include additional management reviews and review by outside tax advisors prior to the finalization of the income tax provision for the period. While management has enhanced internal control processes around the calculation of interim income taxes, management cannot perform an assessment of these controls until 2007 due to the timing of operation of such controls. Therefore, management cannot conclude at this time that the material weakness has been remediated.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS AND PROCEDURES

Management of the Company, including the chief operating officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

In addition, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with policies and procedures included in such controls may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS OF THE COMPANY

The following are our executive officers:

                                                                       PERIOD OF SERVICE
NAME AND AGE                      OFFICE OR POSITION HELD                AS AN OFFICER
------------             -----------------------------------------   ---------------------
James J. Bonsall, 54     President and Chief Operating Officer (1)   Since March 29, 2006

James S. Nicholson, 45   Vice President, Treasurer, and Chief
                         Financial Officer (2)                       Since 2003

Michael R. Forman, 60    Vice President of Global Human Resources    Since 2001

Ronald E. Pratt, 54      President of Electrical Components
                         Business Unit (3)                           Since January 1, 2006

(1) Last five years of business experience - Present position since January 19, 2007. President, Engine and Power Train Group, Tecumseh Products Company 2005 - March 1, 2007. Managing Director, AlixPartners LLP, 1996 - present. Principal assignments at AlixPartners clients during the past five years as follows: President and Chief Executive Officer of Peregrine, Inc. (an automotive parts supplier until it ceased operations in 2001) since 1999. Chief Restructuring Officer for LTV Steel Company, Inc. from February 2001 to March 2002. Chief Financial Officer for ish GmbH & Co. KG (a German supplier of cable analogue and digital television, telephone, and internet service) from May 2002 to December 2002. Chief Executive Officer of ish GmbH & Co. KG from December 2002 to June 2005.

(2) Last five years of business experience - Present position since 2004. Corporate Controller, Tecumseh Products Company 2002 - 2004. Partner, PricewaterhouseCoopers, 1996 - 2001.

(3) Last five years of business experience - Present position since 2004. Vice President, Collins & Aikman - Specialty Products Division, 2002 - 2004. Director, TRW, 2000 - 2002.

On January 19, 2007, our board of directors named James Bonsall as our President and Chief Operating Officer, a new position, and removed Todd W. Herrick from the positions of President and Chief Executive Officer. Under the previously announced succession planning process that is currently under way, our Board of Directors, assisted by an advisory committee formed pursuant to the terms of our new Second Lien Credit Agreement, has engaged an executive recruiting firm to help it identify and evaluate candidates for the position of Chief Executive Officer. Mr. Bonsall is functioning as our principal executive officer until a new Chief Executive Officer is appointed.

Mr. Bonsall served as the President of our Engine and Power Train Group from July of 2005 until March of 2007 and, in that position, became an executive officer effective March 29, 2006. He is not an employee of our company. Mr. Bonsall is a Managing Director of AlixPartners, LLP and an employee of its affiliate, AP Services LLC, which provides his services to us under contract.

The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the captions "Proposal 1: Election of Directors" and "Audit Committee" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption "Appendix A - Share Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

We have adopted a Code of Ethics for Financial Managers, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Corporate Controller, and Director of Financial Reporting, and the controller or principal accounting manager of each business unit, as well as a Code of Conduct for All Directors, Officers, and Employees and an Ethics Reporting Policy. Current copies of both codes and the reporting policy are posted at the Investor Relations section of our website at www.tecumseh.com.

The information required to be reported pursuant to paragraphs (d)(4) and (d)(5) of Item 407 of Regulation S-K will be set forth under the caption "Audit Committee" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Appendix B - Executive Compensation," and the information under the sub-captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" under the caption "Governance, Compensation, and Nominating Committee" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption "Appendix A - Share Ownership" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
     INDEPENDENCE

The information under the sub-captions "Director Independence" and "Related Party Transactions" under the caption "Corporate Governance" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption "Appendix C--Audit and Non-Audit Fees" in our definitive Proxy Statement relating to our 2007 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1) and (2) Financial Statements

     See "Financial Statements"

     (3)  See Index to Exhibits (See Item 15 (b), below)

(b)  Exhibits

EXHIBIT NO.   DESCRIPTION
-----------   -----------
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

   3.4 Amended and Restated Bylaws of Tecumseh Products Company as amended through February 28, 2007 (incorporated by reference to Exhibit 3.1 to registrant's Form 8-K, filed March 1, 2007, File
              No. 0-452)

   4.1        First Lien Credit Agreement dated February 6, 2006 by and among
              Tecumseh Products Company and certain Lenders and Issuers listed therein and Citicorp USA, Inc. as Administrative Agent and
              Collateral Agent (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed February 9, 2006,
              File No. 0-452)

   4.2        Amendment No. 1 dated May 5, 2006 to First Lien Credit Agreement
              (incorporated by reference to Exhibit 4.1 to registrant's Current
              Report on Form 8-K filed March 31, 2006, File No. 0-452)

   4.3        Amendment No. 2 dated November 3, 2006 to First Lien Credit
              Agreement (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed November 8, 2006,
              File No. 0-452)

   4.4        Amendment No. 3 dated November 13, 2006 to First Lien Credit
              Agreement (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K filed November 15, 2006,
              File No. 0-452)

   4.5        Amendment No. 4 dated December 7, 2006 to First Lien Credit
              Agreement (incorporated by reference to Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 2006, File No. 0-452)

   4.6        Amendment No. 5 dated April 9, 2007 to First Lien Credit Agreement
              (incorporated by reference to Exhibit 4.1 to registrant's Current
              Report on Form 8-K filed April 10, 2007, File No. 0-452)

   4.7        Amended and Restated Second Lien Credit Agreement dated November
              13, 2006 among Tecumseh Products Company, Tricap Partners LLC and
              Citicorp USA, Inc. (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed November 15, 2006,
              File No. 0-452).

   4.8        Amendment No. 1 dated December 7, 2006 to Amended and Restated
              Second Lien Credit Agreement (incorporated by reference to Exhibit
              4.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 0-452).

   4.9        Amendment No. 2 dated April 9, 2007 to Amended and Restated Second
              Lien Credit Agreement (incorporated by reference to Exhibit 4.2 to registrant's Current Report on Form 8-K filed April 10, 2007, File
              No. 0-452)

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

   10.13 Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-452)

   10.14      Management Incentive Plan, as amended and restated on March 29,
              2006, effective as January 1, 2005 in part and as of January 1, 2006 in part (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended
              March 31, 2006, File No. 0-452)

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

   10.22 Executive Deferred Compensation Plan adopted on March 29, 2006, effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (incorporated by reference to
              Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-452)

   10.23      Director Retention Phantom Share Plan as amended and restated on
              March 29, 2006 effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to registrant's Quarterly Report on Form
              10-Q for the quarter ended March 31, 2006, File No. 0-452)

   10.24      Employment letter to Eric L. Stolzenberg dated November 16, 2005
              (management contract or compensatory plan or arrangement)
              (incorporated by reference to Exhibit 10.1 to registrant's Current
              Report on Form 8-K filed January 9, 2006, File No. 0-452)

   10.25      Form of Tecumseh Products Company Change in Control Agreement
              (management contract or compensatory plan or arrangement)
              (incorporated by reference to Exhibit 10.1 to registrant's Current
              Report on Form 8-K filed January 10, 2006, File No. 0-452)

   10.26*     List of executive officers with Change in Control Agreements
              (management contract or compensatory plan or arrangement)

   10.27 Liability Transfer and Assumption Agreement for Sheboygan River and Harbor Superfund Site dated March 25, 2003, by and between
              Tecumseh Products Company and Pollution Risk Services, LLC
              (incorporated by reference to Exhibit 10.1 to registrant's Current
              Report on Form 8-K filed April 9, 2003, File No. 0-452)

   10.28      Consent Order entered into on December 9, 2004 with Wisconsin
              Department of Natural Resources and TRC Companies, Inc.
              (incorporated by reference to Exhibit 10.26 to registrant's Annual
              Report on Form 10-K for the year ended December 31, 2004, File No.
              0-452)

   10.29      Exit Strategy Agreement dated December 29, 2004 with TRC
              Companies, Inc. (incorporated by reference to Exhibit 10.27 to registrant's Annual Report on Form 10-K for the year ended
              December 31, 2004, File No. 0-452)

   10.30      Stock Purchase Agreement dated as of March 17, 2006 between
              Tecumseh Products Company and Franklin Electric Co, Inc. relating to Little Giant Pump Company (schedules and exhibits omitted)
              (incorporated by reference to Exhibit 10-1 to registrant's Current
              Report on Form 8-K filed March 21, 2006, File No. 0-452)

   10.31      Out-of-Court Restructuring Agreement dated November 21, 2006 among
              Tecumseh Products Company, Tecumseh Power Company, TMT Motoco do
              Brasil, Ltda., and the banks named therein (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form
              10-Q for the quarter ended September 30, 2006, File No. 0-452)

   10.32      Agreement with AP Services, LLC and AlixPartners, LLP dated
              December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed December 14, 2006,
              File No. 0-452)

   10.33      First Addendum dated January 19, 2007 to agreement with AP
              Services, LLC dated December 7, 2006 (incorporated by reference to
              Exhibit 10.2 to registrant's Current Report on Form 8-K filed
              January 25, 2007, File No. 0-452)

   10.33      Settlement and Release Agreement dated as of April 2, 2007 among
              Tecumseh Products Company; Herrick Foundation; Todd W. Herrick and
              Toni Herrick, each in their capacity as trustee for specified
              Herrick family trusts; Todd W. Herrick, Kent B. Herrick, and
              Michael Indenbaum, each in their capacity as members of the Board of Trustees of Herrick Foundation; Todd W. Herrick, Kent B.
              Herrick, Michael Indenbaum, and Toni Herrick, each in their individual capacities; and Albert A. Koch, Peter Banks, and David
              M. Risley, each in their capacity as directors of Tecumseh
              Products Company (incorporated by reference to Exhibit 10.3 to registrant's Current Report on Form 8-K filed April 10, 2007, File
              No. 0-452)

   10.34      Warrant to Purchase Class A Common Stock of Tecumseh Products
              Company issued to Tricap Partners II L.P. on April 9, 2007
              (incorporated by reference to Exhibit 10.1 to registrant's Current
              Report on Form 8-K filed April 10, 2007, File No. 0-452)

   10.35      Registration Rights Agreement dated as of April 9, 2007 between
              Tecumseh Products Company and Tricap Partners II L.P.
              (incorporated by reference to Exhibit 10.2 to registrant's Current
              Report on Form 8-K filed April 10, 2007, File No. 0-452)

   11         Not applicable

   12         Not applicable

   13         Not applicable

   14         Not applicable

   16         Not applicable

   18         Not applicable

   21*        Subsidiaries of the Company

   22         Not applicable

   23         Not applicable

   24*        Power of Attorney

   31.1*      Certification of President and Chief Operating Officer pursuant to
              Rule 13a-14(a).

   31.2*      Certification of Chief Financial Officer pursuant to Rule
              13a-14(a).

   32.1*      Certification of President and Chief Operating Officer pursuant to
              Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the
              United States Code.

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

                                        TECUMSEH PRODUCTS COMPANY


Date: April 9, 2007                     By /s/ James J. Bonsall
                                           -------------------------------------
                                           James J. Bonsall
                                           President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                              OFFICE                  DATE OF SIGNING
            ---------                              ------                  ---------------


/s/ JAMES J. BONSALL               President and Chief Operating Officer   April 9, 2007
--------------------------------   (Acting Principal Executive Officer)
James J. Bonsall


/s/ JAMES S. NICHOLSON             Vice President, Treasurer and           April 9, 2007
--------------------------------   Chief Financial Officer
James S. Nicholson                 (Principal Accounting and Principal
                                   Financial Officer)

                *                  Director                                April 9, 2007
--------------------------------
Peter M. Banks


                *                  Director                                April 9, 2007
--------------------------------
Albert A. Koch


                *                  Director                                April 9, 2007
--------------------------------
Todd W. Herrick


                *                  Director                                April 9, 2007
--------------------------------
David M. Risley


                *                  Director                                April 9, 2007
--------------------------------
Kevin E. Sheehan


*By: /s/ JAMES S. NICHOLSON
     ---------------------------
     James S. Nicholson
     Attorney-in-Fact