Form 10-Q
period 2007-03-31
TECUMSEH PRODUCTS CO
filed 2007-05-15
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the quarterly period ended March 31, 2007

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

           Class of Stock               Outstanding at March 31, 2007
           --------------               -----------------------------
Class B Common Stock, $1.00 par value              5,077,746
Class A Common Stock, $1.00 par value             13,401,938

                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------
Part I. Financial Information
   Item 1. Financial Statements
      Consolidated Condensed Balance Sheets..........................          3
      Consolidated Condensed Statements of Operations................          4
      Consolidated Condensed Statements of Cash Flows................          5
      Notes to Consolidated Condensed Financial Statements...........          6
   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................         19
   Item 3. Quantitative and Qualitative Disclosures About Market
              Risk...................................................         36
   Item 4. Controls and Procedures...................................         38
Part II. Other Information...........................................         40
Signatures...........................................................         41
Certification of COO Pursuant to Section 302.........................   Exh 31.1
Certification of CFO Pursuant to Section 302.........................   Exh 31.2
Certification of COO Pursuant to Section 906.........................   Exh 32.1
Certification of CFO Pursuant to Section 906.........................   Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                          MARCH 31,   December 31,
(Dollars in millions, except share data)                                     2007         2006
                                                                          ---------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                               $   48.7     $   81.9
   Accounts receivable, trade, less allowance for doubtful
      accounts of $8.5 in 2007 and $10.1 in 2006                              257.6        219.5
   Inventories                                                                321.6        353.4
   Deferred and recoverable income taxes                                       41.9         40.6
   Other current assets                                                        42.2         38.0
                                                                           --------     --------
      Total current assets                                                    712.0        733.4
Property, plant, and equipment, net                                           487.8        552.4
Goodwill                                                                      127.5        127.0
Other intangibles                                                              51.9         53.0
Prepaid pension expense                                                       206.3        202.5
Other assets                                                                  120.7        114.4
                                                                           --------     --------
      Total assets                                                         $1,706.2     $1,782.7
                                                                           ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                 $  221.7     $  216.0
   Short-term borrowings                                                       78.5        163.2
   Accrued liabilities                                                        132.1        130.1
                                                                           --------     --------
      Total current liabilities                                               432.3        509.3
Long-term debt                                                                228.0        217.3
Deferred income taxes                                                          31.5         28.6
Other postretirement benefit liabilities                                      162.3        166.0
Product warranty and self-insured risks                                        14.4         13.6
Pension liabilities                                                            15.0         14.9
Other non-current liabilities                                                  32.9         34.6
                                                                           --------     --------
      Total liabilities                                                       916.4        984.3
                                                                           --------     --------
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000
      shares; issued and outstanding 13,401,938 shares in 2007 and 2006        13.4         13.4
   Class B common stock, $1 par value; authorized 25,000,000
      shares; issued and outstanding 5,077,746 shares in 2007 and 2006          5.1          5.1
   Paid in Capital                                                              3.7          3.7
   Retained earnings                                                          709.1        726.3
   Accumulated other comprehensive income                                      58.5         49.9
                                                                           --------     --------
      Total stockholders' equity                                              789.8        798.4
                                                                           --------     --------
      Total liabilities and stockholders' equity                           $1,706.2     $1,782.7
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
(Dollars in millions, except per share data)               2007      2006
                                                         -------   -------
Net sales                                                $ 460.5   $ 446.1
   Cost of sales                                           422.5     411.6
   Selling and administrative expenses                      44.1      45.2
   Impairments, restructuring charges, and other items        --       0.6
                                                         -------   -------
Operating loss                                              (6.1)    (11.3)
   Interest expense                                        (13.3)     (8.4)
   Interest income and other, net                            1.7       5.0
                                                         -------   -------
Loss from continuing operations before taxes               (17.7)    (14.7)
   Tax benefit                                              (0.9)     (2.6)
                                                         -------   -------
   Loss from continuing operations                         (16.8)    (12.1)
   Loss from discontinued operations, net of tax              --      (0.5)
                                                         -------   -------
Net loss                                                  ($16.8)   ($12.6)
                                                         =======   =======
Basic and diluted loss per share
   Loss from continuing operations                        ($0.91)   ($0.65)
   Loss from discontinued operations, net of tax              --     (0.03)
                                                         -------   -------
Net loss per share                                        ($0.91)   ($0.68)
                                                         =======   =======
Weighted average shares (in thousands)                    18,480    18,480
                                                         =======   =======
Cash dividends declared per share                        $  0.00   $  0.00
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       ------------------
(Dollars in millions)                                                    2007     2006
                                                                       -------   -------
Cash Flows from Operating Activities:
      Cash used by operating activities*                                ($50.8)   ($44.5)
Cash Flows from Investing Activities:
   Cash effect of deconsolidation of TMT Motoco                           (0.3)       --
   Proceeds from sale of assets                                             --       9.0
   Capital expenditures                                                   (1.9)    (20.0)
   Business acquisition                                                     --      (2.0)
                                                                       -------   -------
      Cash used in investing activities                                   (2.2)    (13.0)
                                                                       -------   -------
Cash Flows from Financing Activities:
   Repayment of Senior Guaranteed Notes                                     --    (250.0)
   Repayment of Industrial Development Revenue Bonds                        --     (10.5)
   Proceeds from First Lien Credit Agreement, net                          8.3     168.3
   Proceeds from Second Lien Credit Agreement                               --     100.0
   Repayments of Second Lien Credit Agreement                               --        --
   Other borrowings, net                                                   8.8      16.2
                                                                       -------   -------
      Cash provided by financing activities                               17.1      24.0
                                                                       -------   -------
Effect of exchange rate changes on cash                                    2.7      (0.3)
                                                                       -------   -------
   Decrease in cash and cash equivalents                                 (33.2)    (33.8)
Cash and Cash Equivalents:
      Beginning of period                                                 81.9     116.6
                                                                       -------   -------
      End of period                                                    $  48.7   $  82.8
                                                                       =======   =======
      *Depreciation and Amortization                                      18.4      20.2
Supplemental Schedule of Noncash Investing and Financing Activities:
      Paid-in-Kind Interest                                                0.4

   The accompanying notes are an integral part of these Consolidated Condensed
                              Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated condensed financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The December 31, 2006 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP"). The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report for the fiscal year ended December 31, 2006. Due to the seasonal nature of certain product lines, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

     On March 28, 2007, our Brazilian engine subsidiary, TMT Motoco, was granted permission by the Brazilian court to pursue a judicial restructuring, which is similar to U.S. Chapter 11 bankruptcy protection. TMT Motoco has sixty days from the date the judicial restructuring was granted to submit its restructuring plan, although that deadline may, under certain circumstances, be extended. The facility suspended operations on the date it filed for the judicial restructuring, and it has not been determined whether or when it will re-open in the future.

     The assets and liabilities of TMT Motoco at March 31, 2007 have been removed from our consolidated balance sheets. The following is a summary of the assets, liabilities and equity of TMT Motoco at March 31, 2007:

                                             March 31,
(Dollars in millions)                           2007
                                             ---------
Accounts receivable, net                      $  0.6
Inventories                                     24.6
Other current assets                             8.5
Property, plant and equipment, net              63.6
                                              ------
Total Assets                                  $ 97.3
                                              ======
Accounts payable, trade                       $  8.0
Other current liabilities                       25.7
Noncurrent Liabilities                          67.7
                                              ------
Total Liabilities                              101.4
Shareholders' Deficit                           (4.1)
                                              ------
Total Liabilities and Shareholders' Deficit   $ 97.3
                                              ======

     Losses associated with TMT Motoco of $3.5 million and $4.1 million, including interest expense, were included in our consolidated net loss for the periods ended March 31, 2007 and 2006, respectively.

2.   Liquidity and Management Plans

     Management has implemented a financial plan for 2007 which reflects improvements in operating income approximating $94 million over that reported for the year ended December 31, 2006. For the period ended March 31, 2007, our operating loss was favorable to this plan by $5.6 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     Attainment of the 2007 budget would result in exceeding the Adjusted EBITDA covenants in our domestic credit agreements by approximately $35 million.

     While we expect to meet our plan during 2007 and thereby maintain compliance with the Adjusted EBITDA covenants and our other covenants for remainder of the year, there are a number of factors that could potentially arise that could result in shortfalls to our plan and our covenant targets. These factors include continued unfavorable macroeconomic trends above those already reflected in the 2007 budget, such as increases in commodity prices or further strengthening of the Brazilian real, the inability to obtain sales price increases from customers, and the inability to restructure operations in a manner that generates sufficient positive operational cash flows.

     In addition to the factors described above, we consider it necessary that our Brazilian compressor subsidiary, Tecumseh do Brasil ("TdB"), secures normal credit terms, including long term committed credit lines. While we have been successful to date in obtaining sufficient lending arrangements to meet the operational needs of TdB, the majority of its credit lines are not committed lines with lives beyond one year. We consider the restoration of normal credit terms for TdB to be essential to ensuring that it continues to maintain adequate liquidity. Refer to the Executive Summary in
     Part 1, Item 2 of this report for further discussion of the issues related to TdB's credit agreements.

     Non-compliance with our covenants would allow our lenders to demand immediate repayment of all outstanding borrowings under the agreements. Any inability on our part to comply with our financial covenants, obtain waivers for non-compliance or obtain alternative financing to replace the current agreements would have a material adverse effect on our financial position, results of operations and cash flows.

     Refer to Note 2, "Liquidity and Management Plans," in our Annual Report on Form 10-K for the year ended December 31, 2006, for further information regarding our 2007 plan and a discussion of the risks associated with shortfalls to our plan and our covenant targets.

3.   Comprehensive Income

                                                     THREE MONTHS
                                                        ENDED
                                                      MARCH 31,
                                                   ---------------
(Dollars in millions)                               2007     2006
                                                   ------   ------
Net loss                                           ($16.8)  ($12.6)
Other comprehensive income (loss):
   Foreign currency translation adjustments           6.5     23.2
   Gain (Loss) on derivatives                         2.1     (0.9)
   Unrealized gain (loss) on investment holdings       --     (3.9)
                                                   ------   ------
Total comprehensive income (loss)                   ($8.2)   $ 5.8
                                                   ======   ======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Inventories

                        MARCH 31,   December 31,
(Dollars in millions)      2007         2006
                        ---------   ------------
Raw material              $143.7       $159.0
Work in progress            59.1         60.1
Finished goods             107.0        121.5
Supplies                    11.8         12.8
                          ------       ------
Total inventories         $321.6       $353.4
                          ======       ======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Business Segments

     We have three reportable segments based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": Compressor Products, Electrical Component Products, and Engine & Power Train Products. Net sales and operating income (loss) by segment for the periods indicated are as follows:

                                                           THREE MONTHS
                                                               ENDED
                                                            MARCH 31,
BUSINESS SEGMENT DATA                                    ---------------
(Dollars in millions)                                     2007     2006
                                                         ------   ------
Net sales:
   Compressor Products                                   $289.3   $251.5
   Electrical Component Products                          103.3    109.1
   Engine & Power Train Products                           63.0     80.9
   Other (a)                                                4.9      4.6
                                                         ------   ------
      Total Net Sales                                    $460.5   $446.1
                                                         ======   ======
Operating income (loss):
   Compressor Products                                   $ 10.5   $  6.6
   Electrical Component Products                            1.1      4.9
   Engine & Power Train Products                           (8.0)   (18.5)
   Other (a)                                                0.3      0.3
   Corporate expenses                                     (10.0)    (4.0)
   Impairments, restructuring charges, and other items       --     (0.6)
                                                         ------   ------
      Total operating loss from continuing operations      (6.1)   (11.3)
   Interest expense                                       (13.3)    (8.4)
   Interest income and other, net                           1.7      5.0
                                                         ------   ------
   Loss from continuing operations before taxes          ($17.7)  ($14.7)
                                                         ======   ======

(a)  "Other" consists of non-reportable business segments.

The Electrical Component Products segment had inter-segment sales of $10.7 million and $11.9 million in the first quarter of 2007 and 2006, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Goodwill and Other Intangible Assets

     At March 31, 2007, goodwill by segment consisted of the following:

                                  COMPRESSOR   COMPRESSOR   ELECTRICAL
                                    EUROPE        INDIA     COMPONENTS    TOTAL
                                  ----------   ----------   ----------   ------
Balance at 1/1/2007                  $11.2        $7.0        $108.8     $127.0
   Foreign Currency Translation        0.1         0.1           0.3        0.5
                                     -----        ----        ------     ------
Balance at 3/31/2007                 $11.3        $7.1        $109.1     $127.5
                                     =====        ====        ======     ======

     At March 31, 2006, goodwill by segment consisted of the following:

                                  COMPRESSOR   COMPRESSOR   ELECTRICAL
                                    EUROPE        INDIA     COMPONENTS   OTHER    TOTAL
                                  ----------   ----------   ----------   -----   ------
Balance at 1/1/2006                  $10.0        $6.9        $108.9     $ 5.1   $130.9
   Sale of Little Giant Pump
      Company                           --          --            --      (5.1)    (5.1)
   Foreign Currency Translation        0.3          --            --        --      0.3
                                     -----        ----        ------     -----   ------
Balance at 3/31/2006                 $10.3        $6.9        $108.9     $ 0.0   $126.1

     On April 21, 2006, the Company completed the sale of its 100% ownership in Little Giant Pump Company. Its assets were classified as held for sale as of March 31, 2006. The only other changes in goodwill during the first three months of 2007 and 2006 were due to foreign currency fluctuations.

     Other intangible assets (all included in the Electrical Components Group) as of March 31, 2007 consisted of the following:

                                                  Gross
                                                 Carrying    Accumulated           Amortizable
                                                  Amount    Amortization    Net        Life
                                                 --------   ------------   -----   -----------
Intangible assets subject to amortization:
   Customer relationships and contracts            $39.9        $12.0      $27.9    6-15 years
   Technology                                       12.0          4.9        7.1    5-10 years
                                                   -----        -----      -----
      Total                                         51.9         16.9       35.0
Intangible assets not subject to amortization:
   Trade name                                       16.9           --       16.9
                                                   -----        -----      -----
Total intangible assets                            $68.8        $16.9      $51.9
                                                   =====        =====      =====

     The estimated amortization expense over the next five years is $4.1 million for 2007, $3.9 million for 2008, approximately $3.7 million annually for 2009 and 2010, and $3.5 million thereafter. Amortization expense for the three months ended March 31 was $1.1 million and $0.9 million for 2007 and 2006, respectively.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     Other intangible assets as of December 31, 2006 consisted of the following:

                                                  Gross
                                                 Carrying    Accumulated           Amortizable
(in millions)                                     Amount    Amortization    Net        Life
                                                 --------   ------------   -----   -----------
Intangible assets subject to amortization:
   Customer relationships and contracts ......     $39.9        $11.2      $28.7    6-15 years
Technology ...................................      12.0          4.6        7.4    3-10 years
                                                   -----        -----      -----
      Total ..................................      51.9         15.8       36.1
                                                   -----        -----      -----
Intangible assets not subject to amortization:
   Trade-name ................................      16.9           --       16.9
                                                   -----        -----      -----
Total other intangible assets ................     $68.8        $15.8      $53.0
                                                   =====        =====      =====

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Pension and Other Postretirement Benefit Plans

     Components of net periodic benefit (income) cost are as follows:

                                         PENSION          OTHER
                                         BENEFITS        BENEFITS
                                      -------------   -------------
                                       THREE MONTHS    THREE MONTHS
                                          ENDED           ENDED
                                        MARCH 31,       MARCH 31,
                                      -------------   -------------
                                       2007    2006    2007    2006
                                      -----   -----   -----   -----
Service Cost                          $ 2.2   $ 2.4   $ 1.0   $ 0.8
Interest Cost                           5.6     5.3     2.1     2.4
Expected return on plan assets        (11.3)  (11.1)   (0.1)     --
Amortization of prior service costs    (0.1)    0.1    (2.6)   (1.2)
                                      -----   -----   -----   -----
Net periodic benefit (income) cost    ($3.6)  ($3.3)  $ 0.4   $ 2.0
                                      =====   =====   =====   =====

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

     In the first quarter of 2007, we announced revisions to our Salaried Retirement Plan. At December 31, 2006, this Plan reported approximately $132 million in overfunding, out of a total of $220 million in overfunding for all our pension plans that have plan assets in excess of obligations. On May 1, 2007, we initiated a new retirement program for all Tecumseh salaried employees. We expect that this conversion will make net cash available in late 2007 or 2008 to the Company of approximately $55 million, while still fully securing the benefits under the old Plan and funding the new Plan, without additional annual contributions, for approximately six to eight years.

     We expect to contribute $0.1 million to our pension plans in 2007.

8.   Guarantees and Warranties

     A portion of accounts receivable at our Brazilian compressor subsidiary are sold with recourse. Brazilian receivables sold at March 31, 2007 and December 31, 2006 were $60.8 million and $46.5 million, respectively. We estimate the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating profit
     (loss) and allowance for doubtful accounts.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Changes in the carrying amount and accrued product warranty costs for the three months ended March 31, 2007 and 2006 are summarized as follows:

                                             Three Months     Three Months
                                                 Ended            Ended
(Dollars in millions)                       March 31, 2007   March 31, 2006
                                            --------------   --------------
Balance at January 1                            $26.2            $29.4
   Settlements made (in cash or in kind)         (4.1)            (4.4)
   Current year accrual                           2.3              2.8
   Adjustments to preexisting warranties         (1.3)             1.5
   Effect of foreign currency translation         0.1              0.2
   Reclassification*                               --             (2.7)
   Other*                                        (0.4)              --
                                                -----            -----
Balance at March 31                             $22.8            $26.8
                                                =====            =====

* At March 31, 2007, balances for TMT Motoco were removed from our consolidated balance sheet. At March 31, 2006, balances for Little Giant Pump Company were removed from our consolidated balance sheet and reclassified as held for sale.

     At March 31, 2007, $16.6 million was included in current liabilities and $6.2 million was included in noncurrent liabilities.

9.   Debt

     Our domestic credit facilities consist of a financing package that includes a $250 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The First and Second Lien Credit Agreements provide for security interests in substantially all of our assets and specific quarterly financial covenants related to EBITDA (as defined under the agreements, which provide adjustments for certain items, and are hereafter referred to as "Adjusted EBITDA"), capital expenditures, and fixed charge coverage. The Adjusted EBITDA covenant applies through December 31, 2007, and a four-quarter fixed charge coverage ratio covenant applies beginning on December 31, 2007. Both our First Lien Credit Agreement and our Second Lien Credit Agreement expire in November 2009.

     During the second quarter of 2006, we entered into interest rate swap agreements, effectively converting $90 million (or 29% of our total debt as of March 31, 2007) of variable rate debt to fixed rate debt. Including the effect of these swap agreements, the effective weighted average interest rate of our outstanding borrowings under the First and Second Lien Credit Agreements was 10.1% at March 31, 2007.

     At March 31, 2007, we had outstanding letters of credit of $6.4 million and total borrowing availability of $32.1 million under our $250 million First Lien Credit Agreement, and availability of $43.4 million under foreign credit agreements. Our weighted average interest rate for all borrowings is 9.6%.

     In addition, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and governmental sponsored borrowings that provide advantageous lending rates.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     During the quarter, we had net proceeds from these arrangements totaling $8.8 million.

     Interest on the Second Lien Agreement is equal to LIBOR plus 6.75% plus paid in kind ("PIK") interest of 1.5%. PIK interest accrues monthly on the outstanding debt balance and is paid when the associated principal is repaid.

     Other interest rate related terms of the Second Lien Credit Agreement provide for additional PIK interest at the rate of 5.0% if outstanding debt balances are not reduced by certain specified dates. This additional PIK interest would apply to the difference between a target amount of aggregate reduction in debt and the actual amount of first and second lien debt reduction according to the following milestones:

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

     The Second Lien Credit Agreement included a commitment to create an advisory committee to assist our board of directors in working with a nationally recognized executive recruiting firm and to recommend to the board qualified candidates for various executive management positions, including the Chief Executive Officer position. The committee, consisting of two independent members of our board of directors as well as a representative from our second lien lender, has engaged a search firm and is currently in the process of interviewing candidates for this position. On January 19, 2007, a special committee of our board of directors appointed James J. Bonsall interim President and Chief Operating Officer, a new position. Mr. Bonsall will function as our principal executive officer until a new Chief Executive Officer is appointed.

     In March of 2007, our Brazilian engine subsidiary, TMT Motoco, was granted permission by the Brazilian courts to pursue a judicial restructuring, similar to a U.S. filing for Chapter 11 bankruptcy protection. The TMT Motoco filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained amendments to our First and Second Lien Credit Agreements that cured the cross-default provisions triggered by the filing in Brazil.

     As part of the April 9, 2007 amendments to our First and Second Lien Credit Agreements, the minimum cumulative Adjusted EBITDA levels (measured from October 1, 2006) for the 2007

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     quarterly periods (in millions) were set at:

Quarterly Period Ending   First Lien Agreement   Second Lien Agreement
-----------------------   --------------------   ---------------------
March 31, 2007                   ($8.0)                 ($10.0)
June 30, 2007                    $17.0                   $15.0
September 30, 2007               $42.0                   $40.0
December 31, 2007                $62.0                   $60.0

     These levels of Adjusted EBITDA are subject to further adjustment if certain business units or product lines are sold during the period. In addition, other terms of the amendments included limitations on the amounts of capital expenditures and professional fees during the term of the agreements.

     If a permanent Chief Executive Officer was not hired by May 1, 2007, the amendment to our Second Lien credit agreement also provided for a 2.5% per annum step-up in cash interest rate from that day forward until such time as a permanent CEO was hired. However, the agreement also provided that the additional interest would not be assessed beginning May 1 if the CEO candidate had not assumed his or her duties due either to a personal emergency or inability to reach agreement on terms of employment. Since this condition has been met, the additional interest is not being assessed and will not be assessed as long as we continue to apply our best efforts to engage a permanent CEO as soon as possible.

     We paid $625,000 in fees, plus expenses, to the First Lien lender on April 9, 2007 upon execution of the agreement. In addition to fees paid of $750,000, plus expenses, to the Second Lien lender, on April 9 we also granted the Second Lien lender a warrant to purchase a number of shares of Class A Common Stock equal to 7% of our fully diluted common stock. These warrants, valued at $7.7 million, expire five years from the date of the execution of this amendment to the Second Lien credit agreement. The sum of these costs will be recorded as interest expense in the second quarter of 2007.

     After giving effect to the refinancing, waivers and amendments discussed above, we are currently in compliance with the covenants of our domestic debt agreements. Achieving the level of future financial performance required by our lending arrangements will depend on a variety of factors, including customer price increases to cover increases in commodity costs, further employee headcount reductions, consolidation of productive capacity and rationalization of various product platforms. While we are currently moving forward with these actions, there can be no assurance that any of these initiatives will be sufficient.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     As a result of its judicial restructuring in Brazil, the TMT Motoco balance sheet, including $89.5 million in debt, has been deconsolidated from our Consolidated Balance Sheet at March 31, 2007. See Note 1 for further details on TMT Motoco's assets and liabilities.

     Also refer to Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2006 for a summary of some of the most significant risks posed by our current liquidity issues.

10.  Environmental Matters

     We are involved in a number of environmental sites where we are either responsible for or participating in a cleanup effort. We had accrued $3.3 million at both March 31, 2007 and December 31, 2006 for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements. For additional information on our potential environmental liabilities, including the Sheboygan River and Harbor Superfund and Hayton Area Remediation Project sites, see Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

11.  Income Taxes

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

     For the three month period ended March 31, 2007, we reported other U.S. income in the form of other comprehensive income that is related to the U.S. tax jurisdiction. Pursuant to SFAS No. 109, Paragraph 35, we allocated income tax expense or benefit between continuing operations and OCI. The consolidated condensed statement of operations reflects a $0.9 million income tax benefit for the three months ended March 31, 2007 and a $2.6 million income tax benefit for the three months ended March 31, 2006. Both periods reflect tax benefit in the statement of operations and tax expense in other comprehensive income.

     At March 31, 2007 and December 31, 2006, full valuation allowances were recorded for net operating loss carryovers for those tax jurisdictions in which we are in a cumulative year loss position.

     We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. This interpretation prescribes a

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

     The effect of adopting FIN 48 was an increase in tax reserves and a decrease of retained earnings of $0.4 million. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $3.0 million. In addition, consistent with the provisions of FIN 48, we reclassified $1.8 million of income tax liabilities from current to deferred income taxes, because payment of cash is not anticipated within one year of the balance sheet date. The total amount of $3.0 million, if ultimately recognized, would impact our effective tax rate.

     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet at January 1, 2007 was $1.1 million; of this amount, $0.7 million was also reclassified from current to non-current liabilities upon adoption of FIN 48.

     With limited exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for year through 2002. We anticipate a decrease in the total amount of unrecognized tax benefits within the next twelve months of approximately $1.2 million.

12.  Commitments and Contingencies

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

13.  Discontinued Operations

     During the first quarter of 2006, we approved a plan to proceed with a transaction to sell 100% of our ownership in our Little Giant Pump Company subsidiary. Its results for the quarter ended March 31, 2006 are included in loss from discontinued operations. Interest expense of $2.3 million was allocated to discontinued operations for the period because our financing agreements required that the proceeds from the sale be utilized to repay portions of our debt.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     Following is a summary of loss from discontinued operations for Little Giant Pump Company for the quarter ended March 31, 2006:

(Dollars in millions)                                   March 31, 2006
                                                        --------------
Net sales                                                   $26.8
Cost of sales                                                19.2
Selling and administrative expenses                           5.6
                                                            -----
Operating income                                              2.0
Interest expense allocated                                    2.3
                                                            -----
Loss from discontinued operations before income taxes       ($0.3)
Tax provision                                                 0.2
                                                            -----
Loss from discontinued operations, net of tax               ($0.5)
                                                            =====

14.  Impairments, Restructuring Charges, and Other Items

We recorded no impairments, restructuring charges, or other items in the three months ended March 31, 2007. We recognized asset impairment charges of $0.6 million for the three months ended March 31, 2006.

15.  Recently Issued Accounting Pronouncements

     Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157), to provide enhanced guidance for using fair value to measure assets and liabilities. The Standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The Standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value but does not expand the use of fair value. SFAS 157 is effective beginning January 1, 2008. We are currently evaluating the impact of this pronouncement on our consolidated financial statements.

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

In evaluating our financial condition and operating performance, we focus primarily on profitable sales growth and cash flows, as well as return on invested capital on a consolidated basis. In addition to endeavoring to maintain and expand our business with our existing customers in our more established markets, we rely on developing new products and improving our ability to penetrate new markets through enhancements to the functionality, performance and quality of our existing products. For instance, our Compressor Group has introduced a scroll-style compressor to serve commercial refrigeration markets throughout the globe, and it has begun producing a new expanded range rotary compressor in India for global applications. Our Electrical Components Group has expanded its range of Brushless DC ("BLDC") variable speed motor products. To continue to grow sales and improve cash flows, we must successfully bring these products to market in a timely manner and win customer acceptance.

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

These considerations are especially significant in the context of our Brazilian operations. Until recently, our Curitiba, Brazil facility, TMT Motoco, provided full engine assemblies to supply worldwide demand for lawn and garden engines. Due to pressure from one of its lenders, however, in March 2007 TMT Motoco was forced to file for judicial restructuring, similar to a U.S. Chapter 11 bankruptcy filing, and has suspended operations, including releasing the majority of its employees. While TMT Motoco will

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

remain in possession of its assets during the restructuring process, certain decisions regarding those assets are subject to court approval. As result, TMT Motoco has been deconsolidated from our Consolidated Balance Sheet at March 31, 2007. See "Significant Accounting Policies and Critical Accounting Estimates" in
Item 2 for further details on TMT Motoco's assets and liabilities.

TMT Motoco's restructuring plan is due to be filed in Brazilian court by May 28, although under certain circumstances that deadline may be extended. In the interim, we are continuing to meet the needs of our customers for lawn and garden engines. We are currently evaluating several alternatives for the future of TMT Motoco and products that have been manufactured at that facility. The range of potential outcomes includes resuming full scale production, minimal production and/or rental of the facility, or a controlled liquidation.

The filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained amendments to our First and Second Lien Credit Agreements that cured the default, though at significant cost. The details of these agreements are discussed below in "Adequacy of Liquidity Sources" and in
Note 9, "Debt."

Our management continues to assess the potential impact, if any, on our other businesses. We are working to protect these other businesses from any adverse effects of the events at TMT Motoco to the greatest extent possible. In particular, we are working to ensure that our Brazilian compressor subsidiary, Tecumseh do Brasil ("TdB"), maintains its credit facilities and continues to successfully meet its obligations to its suppliers and customers. TdB provided a significant portion of total Compressor Products segment production during 2006 and is continuing to do so in 2007. During the period subsequent to the unfavorable judicial rulings received by TMT Motoco and the related cross defaults with our U.S. lending agreements, certain Brazilian lenders to TdB, including lenders that were also lenders to TMT Motoco, curtailed or did not renew maturing credit facilities, pending the outcome of the uncertainties created by these events. Now that we have obtained the necessary amendments to bring our U.S. credit agreements into compliance, we have been negotiating with TdB's group of lenders in Brazil to reestablish normal credit terms for the compressor operation. To date, we have been able to obtain sufficient lending arrangements to meet the needs of TdB. However, the majority of its credit lines are not committed lines with lives beyond one year. Accordingly, we consider it necessary to restore normal credit terms, including obtaining long term committed credit lines, if TdB is to be certain to have continued adequacy of liquidity. We believe that we have good relationships with many of our lenders in Brazil and that progress is being made in securing these committed credit lines during the second quarter. However, there can be no assurance that we will ultimately be successful in this endeavor. In addition, it is possible that the cost of such lines may be considerable, given that some of the lenders are also lenders to our Brazilian engine operations, and that terms included in any resulting credit agreements may require the approval of the first and second lien lenders in the United States.

As a global manufacturer with production in 11 countries and sales in over 110 countries throughout the world, results are sensitive to changes in foreign currency exchange rates. In total, those movements have not been favorable to us during 2006 and the first three months of 2007, and have had significant adverse effect on our results over these periods. We have developed strategies to mitigate or partially offset the impact, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales denominated in both U.S.

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

Lastly, commodity prices increased very rapidly during 2005, 2006 and into 2007. Due to competitive markets, we were not able to fully recover these cost increases through price increases and other cost savings. Increases in raw material, energy and certain commodity costs have had a material adverse impact on our operating results during these periods. For example, from January 1, 2006 through April 30, 2007, the prices of copper and aluminum have increased approximately 63.8% and 21.8%, respectively. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, cost optimization engineering strategies, selective in-sourcing of components where we have available capacity, continued consolidation of our supply base, and acceleration of low-cost country sourcing. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers, including seeking mechanisms that would result in more timely adjustment of pricing in reaction to changing material costs. While we believe that our mitigation strategies eventually will offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. As we raise prices to cover cost increases, it is possible that customers may react by choosing to purchase their requirements from alternative suppliers.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. In this regard, changes in inventory management practices and customer and vendor payment terms have had a positive impact on our cash flows in the past; however, seasonal patterns and the need to build inventories to manage production transfers during restructuring programs have caused higher working capital needs. As we complete these restructuring programs, we expect our need for these higher working capital levels to be reduced. Our cash flow is highly sensitive to the price of copper and other commodities and our ability to recover higher commodity costs. While we have been proactive in addressing the volatility of these costs, including executing forward purchase contracts to cover approximately 75% of our anticipated copper requirements for 2007, continued rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. Any such increases in cost that could not be recovered through increases in selling prices would make it more difficult for us to achieve our business plans and to remain in compliance with the adjusted EBITDA covenants included in our financing arrangements. We are currently in compliance with these covenants, but our continued compliance will be dependent on a significant improvement in our operating results from those reported in 2006. Failure to maintain compliance with these covenants would have a material adverse effect on our financial position, results of operations and cash flows. See "Adequacy of Liquidity Sources" for further discussion. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We use cash return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Finally, there have been recent developments in our management structure. Our Second Lien Credit Agreement, established in November of 2006, included a commitment to create an advisory committee

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to assist our board of directors in working with a nationally recognized executive recruiting firm and to recommend to the board qualified candidates for various executive management positions, including the Chief Executive Officer position. The committee, consisting of two members of our board of directors, as well as a representative from our second lien lender, has engaged a search firm and is currently in the process of interviewing candidates for this position.

On January 19, 2007, a special committee of our board of directors appointed James J. Bonsall interim President and Chief Operating Officer, a new position. Mr. Bonsall will function as our principal executive officer until a new Chief Executive Officer is appointed. Todd W. Herrick, our former Chief Executive Officer, stepped aside from that position in January.

Subsequent to these actions, on March 6, 2007, the Company and three members of its board of directors were sued by Todd W. Herrick and a charitable foundation he and his family control that holds more than 43% of our voting shares, and we filed a separate lawsuit against them and related parties. Both lawsuits have been settled, as described in a Current Report on Form 8-K that we filed on April 10, 2007.

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

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

Three Months Ended March 31,
(dollars in millions)                           2007      %       2006      %
                                               ------   -----    ------   -----
Net sales                                      $460.5   100.0%   $446.1   100.0%
Cost of sales                                   422.5    91.7%    411.6    92.3%
Selling and administrative expenses              44.1     9.6%     45.2    10.1%
Impairments, restructuring charges, and
   other items                                     --      --       0.6     0.1%
                                               ------            ------
Operating loss                                   (6.1)   (1.3%)   (11.3)   (2.5%)
Interest expense                                (13.3)   (2.9%)    (8.4)   (1.9%)
Interest income and other, net                    1.7     0.4%      5.0     1.1%
                                               ------            ------
Loss from continuing operations before taxes    (17.7)   (3.8%)   (14.7)   (3.3%)
Tax benefit                                      (0.9)   (0.2%)    (2.6)   (0.6%)
                                               ------            ------
Loss from continuing operations                ($16.8)   (3.6%)  ($12.1)   (2.7%)
                                               ======            ======

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Consolidated net sales from continuing operations in the first quarter of 2007 increased to $460.5 million from $446.1 million in 2006. $13.2 million of the $14.4 million increase in sales was due to the effects of currency translation. Sales increases attributable to the Compressor segment ($37.8 million) were offset by a slight decline in the Electrical Components segment ($5.8 million) and a substantial decline ($17.9 million) in sales in the Engine & Power Train segment. The remainder of the changes are attributable to businesses not associated with any of our three major business segments.

Cost of sales was $422.5 million in the three months ended March 31, 2007, as compared to $411.6 million in the three months ended March 31, 2006. As a percentage of net sales, cost of sales was 91.7% and 92.3% in the first quarters of 2007 and 2006, respectively. Unfavorable foreign currency exchange rates and higher commodity costs were offset by efficiency improvements and overhead reductions, particularly at the Engine & Power Train segment.

Selling, general and administrative expenses were $44.1 million in the three months ended March 31, 2007, as compared to $45.2 million in the three months ended March 31, 2006. As a percentage of net sales, selling, general and administrative expenses were 9.6% and 10.1% in the first quarters of 2007 and 2006, respectively. Reductions in SG & A were attributable to overhead cost improvements that resulted from our restructuring efforts over the past year, particularly at the Engine & Power Train group, although these advances were somewhat offset by costs associated with professional fees. Fees paid to AlixPartners were reduced over the prior year; $4.0 million was incurred in the first quarter of 2007 for AlixPartners services, including the services of James Bonsall, while $9.0 million was incurred in the first quarter of 2006 for their consulting services provided to our Engine & Power Train business. However, professional fees for the business as a whole were $10.4 million in the first quarter of 2007, which included $4.6 million in fees in excess of those incurred in the ordinary course of business. These costs were associated with the amendments to our First and Second Lien credit

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

agreements, the legal proceedings relating to governance issues, and our efforts to market portions of the business.

There were no impairments, restructuring charges or other items in the three months ended March 31, 2007, compared to $0.6 million in the three months ended March 31, 2006.

Interest expense amounted to $13.3 million in the first quarter of 2007 compared to $8.4 million in the first quarter of 2006. The increase was primarily related to the higher average interest rates associated with our current borrowing arrangements.

Interest income and other, net was $1.7 million in the first quarter of 2007 compared to $5.0 million in the first quarter of 2006. In 2006, we recorded a gain of $3.6 million on the sale of our interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand. The sale of the stock was completed in conjunction with the end of a licensing agreement between our Compressor operations and Kulthorn Kirby.

The consolidated condensed statement of operations reflects a $0.9 million income tax benefit for the first quarter 2007 and a $2.6 million income tax benefit for the first quarter 2006. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," and are applied on a jurisdiction by jurisdiction basis.

At March 31, 2007 and 2006, full valuation allowances were recorded for net operating loss carryovers for those tax jurisdictions in which we are in a cumulative three year loss position. Although we reported a 0% U.S. federal tax provision in total, paragraph 140 of SFAS 109 requires that we allocate taxes across all categories of income or loss, including continuing operations, discontinued operations, and Other Comprehensive Income (OCI). In the three months ended March 31, 2007 and 2006, we reported losses from continuing operations, but income in OCI, and in the period ended March 31, 2006 we also reported a loss from discontinued operations. In accordance with paragraph 140, we recorded federal tax benefits for continuing and discontinued operations, and federal tax expense in OCI. The net result was an effective rate in the U.S. federal jurisdiction of 0%. Since we pay taxes in various states there is also an expense recorded in the U.S. that is related to separate company state tax liabilities, including state tax expense that is recorded in discontinued operations.

Net loss from continuing operations in the first quarter of 2007 was $16.8 million ($0.91 per share) as compared to net loss of $12.1 million ($0.65 per share) in the first quarter of 2006. The decline was the result of the factors described above.

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

     Compressor Products

First quarter 2007 sales in the Compressor segment increased to $289.3 million from $251.5 million in the prior year. $12.0 million of the $37.8 million increase in sales was due to the effects of foreign currency translation. Sales increases in this segment were led by the refrigeration and freezer product lines (up $21.4 million), an increase of 24.7%. Consistent with the trends we experienced in 2006, the sales increase in refrigeration and freezer compressors was led by growth in new markets in India. Sales were also higher for the commercial compressor product lines (up $11.8 million). This sales increase was attributable to pricing advances rather than unit volumes.

Compressor business operating results for the first quarter of 2007 were income of $10.5 million compared to income of $6.6 million in the first quarter of 2006. The higher operating income was attributable to pricing adjustments and greater sales volumes ($23.3 million) and productivity and other improvements ($6.8 million). These year-on-year improvements were partially offset by unfavorable foreign currency exchange rates ($16.2 million) For the first quarter, the Brazilian Real was on average 4.9% stronger against the U.S. Dollar in 2007 versus 2006. The price of copper and other commodities also contributed unfavorably to results in the first quarter of 2007. Including the effects of hedging activities, the Company estimates that the continued escalation in commodity pricing decreased operating income by approximately $10.8 million compared to the first quarter of 2006.

     Electrical Component Products

Electrical Components business sales were $103.3 million for the first quarter of 2007, a decrease of 5.3% compared to sales of $109.1 million in the same quarter last year. Sales increases of $2.4 million in the automotive product lines reflected the implementation of new programs with our customers and their respective OEM's. Increases of $2.3 million were reported in the Asia Pacific markets as well. Sales increases in the Asia Pacific markets were primarily due to favorable impacts of currency exchange, but also reflected the addition of new product in Thailand. These advances were offset by declines of $9.5 million in residential & commercial motors; these declines were primarily due to the mild winter, which reduced sales of components for gas furnaces and other heating products.

Electrical Components operating results for the first quarter of 2007 were income of $1.1 million compared to income of $4.9 million in the first quarter of 2006. The differences were primarily related to volume declines and a less favorable product mix ($10.1 million), as automotive product lines carry substantially lower margins than residential & commercial motors. On the other hand, productivity and other improvements increased operating income by $3.5 million. In addition, due to better hedging positions on our copper needs in the first quarter of 2007, and pricing adjustments implemented to offset the escalation in commodity pricing, commodity cost impacts improved results by $3.1 million compared to the first quarter of 2006.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Engine & Power Train Products

Engine & Power Train business sales were $63.0 million in the first quarter of 2007 compared to $80.9 million for the same period a year ago. Declines were led by engines for walk behind mowers (down $5.2 million), a decline of 14.6%. Engines for generators were also down by $4.7 million, declining by 68.1%, consistent with an overall market trend due to the lack of significant hurricane or other storm activity in recent months. Engines for riding mowers were also down by $2.6 million or 21.2%. Reductions in both walk behind and riding mower engines were a result of lower sales volumes with certain key customers. To a lesser extent, the declines also reflected timing of purchases, as customers delayed purchases into the second quarter of 2007. The remaining decreases in the Engine & Power Train Group were spread across multiple product lines.

Engine & Power Train business operating loss for the first quarter of 2007 was $8.0 million compared to a loss of $18.5 million during the same period a year ago. Included in the results were AlixPartners' fees of $1.3 million in 2007 and $9.0 million in 2006. Operating loss in the first quarter of 2006 was reduced due to a gain of $3.5 million in 2006 from the sale of the segment's Douglas, Georgia facility. The improvement in the first quarter results reflected lower fixed costs, primarily associated with the segment's restructuring efforts ($5.9 million), and price increases ($2.8 million), offset by lost margins from reductions in sales volume ($1.7 million).

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

We had accrued $3.3 million at both March 31, 2007 and December 31, 2006 for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

AlixPartners Engagement

We engaged AlixPartners during the third quarter of 2005 to assist in the restructuring plans of the Engine & Power Train business. The plans focused on improving the group's profitability and included eliminating significant duplicate capacity, among other cost reduction efforts. We believe participation by AlixPartners has allowed us to progress in effecting these changes in a shorter time frame than it otherwise could have achieved. During the first quarter of 2007 and the full year of 2006, the Company recognized fees of $4.0 million and $21.1 million, respectively, related to the AlixPartners engagement.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 9, 2006, we entered into a new letter agreement with AlixPartners and its affiliate, AP Services, LLC. This agreement provided for AlixPartners to continue to provide interim management, financial advisory, and consulting services for our Engine and Power Train Group, but altered the amounts and timing of payments that would be due to AlixPartners over subsequent next nine months. The new agreement replaced provisions that determined an amount of "success" fee based upon computations of cost savings with a mutually agreed upon fixed amount so that we would have greater certainty concerning our future cash outflows.

On January 19, 2007, in connection with the management changes described above in our Executive Summary, we entered into an addendum to our agreement with AP Services LLC that, among other things, added additional tasks to be performed by AP Services, including providing the services of James J. Bonsall to serve as our interim President and Chief Operating Officer. A copy of this addendum was included with the Current Report on Form 8-K that we filed on January 25, 2007.

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

Cash Flow

For the first three months of 2007, cash used by operations amounted to $50.8 million, reflecting both an operating loss and net investments in working capital. Accounts receivable increased by $42.4 million from the beginning of the year. This increase was the result of several factors. First, the seasonality of the Company's sales patterns resulted in higher sales in the first quarter of the year when compared to the fourth quarter of 2006. More specifically, sales in the last two months of the respective quarters - which is the primary driver of the accounts receivable balance - increased by $31.9 million in the February 1 to March 31, 2007 period when compared to November and December of 2006. Finally, receivables, on average, required an additional four days to collect as of March 31, 2007 as compared to the end of 2006. This increase was driven by the Engine & Power Train segment, whose days sales outstanding increased from 54 at the end of the year to 60 as of March 31. The Compressor segment also saw an increase in days sales outstanding, from 61 at the end of the year to 67 at March 31 (before consideration for discounted accounts receivable at the segment's Brazilian subsidiary). In contrast, inventories have decreased by $9.9 million since the beginning of the year,

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reflecting improvements in days inventory on hand at the Compressor and Engine & Power Train business segments.

In evaluating its balance sheet metrics, the Company considers the days sales outstanding and days inventory on hand metrics to be more relevant when comparing year-over-year periods than when comparing the current period to year-end, as it removes any seasonality of the Company's sales patterns from the comparison. Average days sales outstanding were 63 days at March 31, 2007 versus 56 days at March 31, 2006, before giving effect to receivables sold. Days inventory on hand were 64 days at March 31, 2007, down from 76 days at March 31, 2006, due to improving management of inventory balances.

Cash used by investing activities was $2.2 million in the first three months of 2007 versus a use of $13.0 million for the same period of 2006. Of the overall change of $10.8 million, $18.1 million was related to lower capital expenditures in 2007. In contrast, $9.0 million in proceeds were received from the sale of assets during 2006, while no such sales occurred in the first quarter of 2007. Included in the 2006 sales was the Company's 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of the Company's former Douglas, Georgia manufacturing facility for $3.5 million. In addition, the Company acquired a small Australian-based company, which owned patents related to the manufacturing of certain types of electric motors, which are applicable to both our Electrical Components and Compressor segments. The entire purchase price was allocated to amortizable intangible assets.

Cash flows from financing activities provided cash of $17.1 million in the first three months of 2007 as compared to providing cash of $24.0 million in the same period of 2006. During the first quarter 2006, the remaining outstanding balances of our Senior Guaranteed Notes, Revolving Credit Facility and Industrial Revenue Bonds were replaced by a new financing package that included a $275 million First Lien Credit Agreement (later revised to $250 million) and a $100 million Second Lien Credit Agreement.

Capitalization

In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our First Lien Credit Agreement, long-term debt under our Second Lien Credit Agreement, and foreign bank debt to fund our capital expenditures and working capital requirements. For the three months ended March 31, 2007 and December 31, 2006, our average outstanding debt balance was $299.2 million (excluding debt for TMT Motoco) and $373.0 million, respectively. The weighted average long-term interest rate, including the effect of hedging activities, was 10.1% and 9.2% for the respective periods.

Accounts Receivable Sales

Certain of our Brazilian, Asian, and European subsidiaries periodically sell their accounts receivable to financial institutions. Such receivables are factored with recourse to us and, in the case of Brazil and Europe, are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $60.8 million and $46.5 million as of March 31, 2007 and December 31, 2006, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements. However, in 2006 and the first quarter of 2007 cash flows from operations were negative and we have had to rely on existing cash balances, proceeds from credit facilities and asset sales to fund its needs.

Throughout the first quarter, our main domestic credit facilities were provided under a $250 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. Both agreements provide for security interests in substantially all of the Company's assets and specific financial covenants related to EBITDA (as defined under the agreements and hereafter referred to as our "Adjusted EBITDA"), capital expenditures, fixed charge coverage, and limits on additional foreign borrowings. During the first quarter, the weighted average annual interest rate on our borrowings under these agreements was 10.1%.

Under the terms of the First Lien Credit Agreement, as of March 31, 2007 we had the capacity for additional borrowings under the borrowing base formula of $32.1 million in the U.S. and $43.4 million in foreign jurisdictions. Both the First Lien Credit Agreement and the Second Lien Credit Agreement have terms expiring in November, 2009.

In March of 2007, our Brazilian engine subsidiary, TMT Motoco, was granted permission by the Brazilian courts to pursue a judicial restructuring, similar to a U.S. filing for Chapter 11 bankruptcy protection. The TMT Motoco filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained amendments to our First and Second Lien Credit Agreements that cured the cross-defaults triggered by the filing in Brazil.

As part of the April 9, 2007 amendments to our First and Second Lien Credit Agreements, the minimum cumulative Adjusted EBITDA levels (measured from October 1, 2006) for the 2007 quarterly periods (in millions) were set at:

Quarterly Period Ending   First Lien Agreement   Second Lien Agreement
-----------------------   --------------------   ---------------------
March 31, 2007                   ($8.0)                 ($10.0)
June 30, 2007                    $17.0                   $15.0
September 30, 2007               $42.0                   $40.0
December 31, 2007                $62.0                   $60.0

As defined in the credit agreements, as of March 31, 2007 our cumulative Adjusted EBITDA was $13.3 million or $21.3 million in excess of the covenant levels.

These levels of Adjusted EBITDA are subject to further adjustment if certain business units or product lines are sold during the period. In addition, other terms of the amendments included limitations on the amounts of capital expenditures and professional fees during the term of the agreements.

If a permanent Chief Executive Officer was not hired by May 1, 2007, the amendment to our Second Lien credit agreement also included a 2.5% per annum step-up in cash interest rate from that day forward until such time as a permanent CEO was hired. However, the agreement provided that the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

additional interest would not be assessed beginning May 1 if the CEO candidate had not assumed his or her duties due either to a personal emergency or inability to reach agreement on terms of employment. Since this condition was met, the additional interest is not being assessed and will not be assessed as long as we continue to apply our best efforts to engage a permanent CEO as soon as possible.

We paid $625,000 in fees, plus expenses, to the First Lien lender upon execution of the agreement. In addition to fees paid of $750,000, plus expenses, to the Second Lien lender, we also granted warrants to purchase a number of shares of Class A Common Stock equal to 7% of our fully diluted common stock. These warrants, valued at $7.7 million, expire five years from the date of the execution of this amendment to the Second Lien credit agreement. The sum of these costs will be recorded as interest expense in the second quarter of 2007.

Interest on the Second Lien Agreement is equal to LIBOR plus 6.75% plus paid in kind ("PIK") interest of 1.5%. PIK interest accrues monthly on the outstanding debt balance and is paid when the associated principal is repaid.

The Second Lien Credit Agreement provides for additional PIK interest at the rate of 5.0% if outstanding debt balances are not reduced by certain specified dates. This additional PIK interest would apply to the difference between a target amount of aggregate reduction in debt and the actual amount of first and second lien debt reduction according to the following milestones:

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

After giving effect to the refinancing, waivers and amendments discussed above, we are currently in compliance with the covenants of our domestic debt agreements. Achieving the level of future financial performance required by our lending arrangements will depend on a variety of factors, including customer price increases to cover increases in commodity costs, further employee headcount reductions, consolidation of productive capacity and rationalization of various product platforms. While we are currently moving forward with these actions, there can be no assurance that any of these initiatives will be sufficient.

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

As a result of the judicial restructuring, all the debt associated with TMT Motoco ($89.5 million) has been removed from our Consolidated Balance Sheet at March 31, 2007. After giving effect to this reclassification, as well as the amendments to the First and Second Lien agreements, our payments by period as of March 31, 2007 for our long-term contractual obligations are as follows:

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 Payments by Period (in millions)
                              -------------------------------------
                               Total   Less than 1 Year   1-3 Years
                              ------   ----------------   ---------
Debt Obligations              $307.5         $78.5          $228.0
Interest Payments on Debt *     88.5          29.5            59.0

* Debt levels are assumed to remain constant. Interest rate debt obligations are assumed to remain constant at the current weighted average rate of 9.6%.

These scheduled maturities do not consider any of the targeted debt reductions that are incorporated, but not mandated, in our credit agreements.

See Part II, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2006 for a summary of some of the most significant risks posed by our current liquidity issues.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

Some of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. They are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers, and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Significant Accounting Policies and Critical Accounting Estimates," and Note 1, "Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

In addition to the significant accounting policies described in our Annual Report on Form 10-K for the period ended December 31, 2006, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The effect of adopting FIN 48 was an increase in tax reserves and a decrease of retained earnings of $0.4 million. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $3.0 million. In addition, consistent with the provisions of FIN 48, we reclassified $1.8 million of income tax liabilities from current to deferred income taxes, because payment of cash is not anticipated within one year of the balance sheet date. The total amount of $3.0 million, if ultimately recognized, would impact our effective tax rate.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet at January 1, 2007 was $1.1 million; of this amount, $0.7 million was also reclassified from current to non-current liabilities upon adoption of FIN 48.

With limited exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2002. We anticipate a decrease in the total amount of unrecognized tax benefits within the next twelve months of approximately $1.2 million.

Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), to provide enhanced guidance for using fair value to measure assets and liabilities. The Standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The Standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 is effective beginning January 1, 2008, and we are currently evaluating the impact of this pronouncement on our consolidated financial statements.

OUTLOOK

Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included below.

The outlook for 2007 is subject to the same variables that have negatively impacted us throughout 2006. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, we do not expect these factors to become any more favorable in the foreseeable future. Certain key commodities, including copper and aluminum, continue to trade at elevated levels compared to recent history. From January 1, 2006 through April 30, 2007, the price of aluminum increased approximately 22%, and the price of copper increased over 64% in the same time frame. In the first quarter of 2007 alone, copper prices escalated by over 10%. However, due to copper forward purchase contracts obtained prior to the cost increase, we were able to maintain costs consistent with, or slightly better than, our 2007 business plan. We currently hold approximately 75% of our total projected copper requirements for 2007 in the form of forward purchase contracts, which will provide us with substantial (though not total) protection from further price increases during the year but also will detract from our ability to benefit from any price decreases. In any case, the cost of copper to the business will continue to run significantly higher than in 2005 and prior years, and continued escalation of copper prices through 2007 and into 2008 and beyond could have a long-term unfavorable impact on our results of operations, if adequate pricing increases cannot be obtained from our customers. Lack of storm activity has significantly reduced sales of engines used for generators and snowthrowers, and has left us and the industry with above normal inventory levels.

The Brazilian Real continues to strengthen against the dollar, and strengthened 13.1% from January 1, 2006 to April 30, 2007. From January 1 through March 31, 2007, the Real strengthened by 4.1%. Net

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of currency hedging activities, this continued strengthening of the Real affected our operating results unfavorably by approximately $2.4 million when compared to our 2007 plan.

Nonetheless, we expect the operating results of all three of our business segments to improve in the second quarter of 2007 when compared to the results of the comparable 2006 period. Pricing adjustments in the Compressor group, implemented to offset the escalating price of copper, are the most significant improvement expected in that segment when compared to the prior year. In addition, for both the Compressor group and the Electrical Components group, operational efficiencies and productivity improvements are expected to improve operational margins when compared to the second quarter of 2006.

Despite the expectation of continued lower levels of sales in the Engine & Power Train group because of unfavorable market conditions, results in that group are expected to improve over the second quarter of 2006 excluding restructuring charges. The improvement continues to be driven by the overall restructuring efforts undertaken by AlixPartners. As part of these efforts, as previously mentioned, we have recently announced the upcoming closure of our engine facility in New Holstein, Wisconsin. Although the impairments taken in the fourth quarter of 2006 represent substantially all of the expected charges related to the Engine & Power Train Group restructuring, some charges, expected to be relatively minor, will be incurred in 2007 in order to account for employee severance costs at the New Holstein facility.

The restructuring plan for our Brazilian engine subsidiary, TMT Motoco, is currently being developed. It is uncertain at this point whether or when the facility will re-open. In the interim, we are continuing to meet the needs of our customers for lawn and garden engines, as a substantial portion of 2007 summer season requirements had already been produced prior to suspension of operations. We will consider multiple factors in determining the future viability of TMT Motoco, including (i) customer requirements, (ii) the willingness of Brazilian lenders to support continued manufacturing operations in that country, (iii) the impact to profitability from any further strengthening of the Brazilian Real, and (iv) the cost to retool operations to address upcoming changes in environmental regulations. The range of potential outcomes of the restructuring plan includes resuming full scale production, minimal production and/or rental of the facility, or a controlled liquidation.

As further continuous improvement initiatives are executed across all our business segments, it is possible that additional assets will become impaired. While no such actions have been approved, they could have a significant effect on our consolidated financial position and future results of operations.

As part of our efforts to improve profitability and reduce the consumption of capital resources, we continue to seek price increases to cover our increased input costs, and expect that further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms will be necessary. As part of these efforts, we announced certain operational actions and staff reductions on April 27, 2007 at the Compressor and Engine & Power Train business units. While no specific further actions have been approved, we believe that such actions will contribute to restoring our profitability, will help to mitigate such negative external factors as currency fluctuation and increased commodity costs, and will result in improved operating performance in all business segments in 2007. These actions also could result in restructuring and/or asset impairment charges in the foreseeable future and accordingly, could have a significant effect on our consolidated financial position and future results of operations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, we are also concerned about the amount of debt we are carrying during this period of unfavorable operating environment. Our weighted average interest rate for long-term debt at March 31, 2007 was approximately 1.3% higher than the same period a year ago, resulting in higher interest expense on approximately similar levels of debt. As well, the Second Lien Credit Agreement provides for additional paid in kind ("PIK") interest at the rate of 5.0% if outstanding debt balances are not reduced by certain specified dates.

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

As part of addressing the company's liquidity needs, we are planning substantially lower levels of capital expenditures in 2007. Capital expenditures in 2007 are projected to be approximately $28 million less than in 2006 and $80 million less than in 2005. This reduction in capital expenditures will further conserve our cash flows, allowing for additional potential to reduce our outstanding debt.

We are also evaluating the potential sale of product lines or divisions of the Company. The proceeds from any such sales would be used to reduce our indebtedness.

Finally, we are in the process of executing a conversion of our Salaried Retirement Plan to a new Plan. The existing Plan is substantially over-funded. We expect that this conversion will make net cash available in late 2007 or 2008 to the Company of approximately $55 million, while still fully securing the benefits under the old Plan and funding the new Plan, without additional annual contributions, for six to eight future years.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to i) the ability of the Company to maintain adequate liquidity in total and within each foreign operation; ii) the success of our ongoing effort to bring costs in line with projected production levels and product mix; iii) weather conditions affecting demand for air conditioners, lawn and garden products, portable power generators and snow throwers; iv) availability and cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates;
vi) actions of competitors; vii) changes in business conditions and the economy in general in both foreign and domestic markets; viii) the effect of terrorist activity and armed conflict; ix) economic trend factors such as housing starts;
x) emerging governmental regulations; xi) the ultimate cost of resolving environmental and legal matters; xii) our ability to profitably develop, manufacture and sell both new and existing products; xiii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xvi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xvii) our ability to reduce a substantial amount of costs in the Engine & Power Train group associated with excess capacity, and xviii) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices, and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of our policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in our Annual Report on Form 10-K in Item 7A and in Notes 1 and 14 of the Notes to Consolidated Financial Statements. We do not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first three months of 2007.

We are subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. We do, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is our policy not to purchase financial and/or derivative instruments for speculative purposes. At March 31, 2007 and December 31, 2006, we held foreign currency forward contracts with a total notional value of $104.7 million and $130.4 million, respectively. We have a particularly concentrated exposure to the Brazilian Real. Based on our current level of activity, and excluding any mitigation as the result of hedging activities, we believe that a strengthening in the value of the Real of 0.10 per U.S. Dollar negatively impacts our operating profit by approximately $10 million on an annual basis.

We use commodity forward purchasing contracts to help control the cost of traded commodities, namely copper and aluminum, used as raw material in the production of motors, electrical components and engines. Company policy allows management to contract commodity forwards for a limited percentage of projected raw material requirements up to fifteen months in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice has been to accept delivery of the commodities and consume them in manufacturing activities. At March 31, 2007 and December 31, 2006, the Company held a total notional value of $72.0 million and $62.1 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted.

We are subject to interest rate risk, primarily associated with our borrowings of $306.5 million at March 31, 2007. Our $250 million First Lien Credit Agreement and $100 million Second Lien Credit agreement are variable-rate debt. Our remaining borrowings consist of variable-rate borrowings by our foreign subsidiaries. In 2006, we entered into variable to fixed interest rate swaps with notional amounts totaling $90 million. This resulted in 29.3% of our total debt at March 31, 2007 being fixed-rate. While changes in interest rates impact the fair value of the fixed rate debt, there is no impact to earnings and cash flow because we intend to hold these obligations to maturity unless refinancing conditions are favorable. Alternatively, while changes in interest rates do not affect the fair value of our

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $2.2 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 4
                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its President and Chief Operating Officer and Vice President, Treasurer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the President and Chief Operating Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, our President and Chief Operating Officer along with our Vice President, Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

As outlined in management's annual report as of December 31, 2006, the Company did not maintain effective controls over the completeness and accuracy of interim income taxes. Specifically, the Company did not maintain effective controls to ensure the completeness and accuracy of (i) state income tax expense associated with a division accounted for as a discontinued operation in 2006,
(ii) the effective tax rates applied to foreign operations, and (iii) the allocation of federal income tax expense between continuing and discontinued operations. This control deficiency resulted in the restatement of the Company's 2005 quarterly consolidated financial statements, the consolidated financial statements for the first and second quarters of 2006 and adjustments to the consolidated financial statements for the third quarter of 2006, affecting accrued liabilities, tax expense (benefit), and income from discontinued operations, net of tax. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim and annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that as of December 31, 2006, this control deficiency represented a material weakness.

Management believes that this material weakness has been remediated as of March 31, 2007. We have corrected our methodologies to comply with generally accepted accounting principles. We have also instituted additional review procedures relating to these processes that includes additional management reviews and review by our outside tax advisors prior to the finalization of the income tax provision for the period. However, management has not yet completed testing of its updated procedures.

Changes In Internal Control Over Financial Reporting

As noted above, management believes that the material weakness that existed as of December 31, 2006 related to the calculation of interim period income taxes has been remediated. During the three months ended March 31, 2007, there have been no other significant changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tecumseh Products Company was held on May 2, 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation. A total of 4,724,422 shares were represented in person or by proxy, representing 93.04% of the 5,077,746 shares of Class B Common stock outstanding and entitled to vote.

All of management's nominees for directors as listed in the proxy statement were elected with the following votes:

                     Votes       Votes
Director              For      Withheld
--------           ---------   --------
Peter M. Banks     4,449,325    275,097
Kent B. Herrick    4,385,600    338,822
Albert A. Koch     4,200,317    524,105
David M. Risley    4,237,479    486,943
Kevin E. Sheehan   4,440,647    283,775

ITEM 6. EXHIBITS

      Exhibit
(a)    Number   Description
      -------   -----------
        31.1    Certification of the President and Chief Operating Officer
                pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2    Certification of the Chief Financial Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of the President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        TECUMSEH PRODUCTS COMPANY
                                        (Registrant)


Dated: May 15, 2007                     BY: /s/ James S. Nicholson
                                            ------------------------------------
                                            James S. Nicholson
                                            Vice President, Treasurer and
                                            Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)