Form 10-Q
period 2007-06-30
TECUMSEH PRODUCTS CO
filed 2007-08-09
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the quarterly period ended June 30, 2007

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

            Class of Stock              Outstanding at June 30, 2007
-------------------------------------   ----------------------------
Class B Common Stock, $1.00 par value             5,077,746
Class A Common Stock, $1.00 par value            13,401,938

                                TABLE OF CONTENTS

                                                                          Page
                                                                        --------
Part I. Financial Information (unaudited)
   Item 1. Financial Statements (unaudited)
           Consolidated Condensed Balance Sheets (unaudited)......... 3
           Consolidated Condensed Statements of Operations
              (unaudited)............................................ 4
           Consolidated Condensed Statements of Cash Flows
              (unaudited)............................................ 5
           Notes to Consolidated Condensed Financial Statements...... 6
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................... 23
   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk...................................................... 45
   Item 4. Controls and Procedures.................................... 46
Part II. Other Information...........................................  48
Signatures...........................................................  49
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                       JUNE 30,   December 31,
(Dollars in millions, except share data)                                 2007         2006
                                                                       --------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                           $   48.7     $   81.9
   Accounts receivable, trade, less allowance for doubtful
      accounts of $7.1 in 2007 and $10.1 in 2006                          172.3        219.5
   Inventories                                                            213.6        353.4
   Deferred and recoverable income taxes                                   42.3         40.6
   Assets held for sale                                                   148.6           --
   Other current assets                                                    59.5         38.0
                                                                       --------     --------
         Total current assets                                             685.0        733.4

Property, plant, and equipment, net                                       405.8        552.4
Goodwill                                                                   19.1        127.0
Other intangibles                                                            --         53.0
Prepaid pension expense                                                   204.6        202.5
Assets held for sale                                                      180.1           --
Other assets                                                              142.3        114.4
                                                                       --------     --------
         Total assets                                                  $1,636.9     $1,782.7
                                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                             $  188.9     $  216.0
   Short-term borrowings                                                   70.3        163.2
   Liabilities held for sale                                               63.8           --
   Accrued liabilities                                                    113.2        130.1
                                                                       --------     --------
         Total current liabilities                                        436.2        509.3
Long-term debt                                                            220.3        217.3
Deferred income taxes                                                      29.7         28.6
Other postretirement benefit liabilities                                  154.4        166.0
Product warranty and self-insured risks                                    15.3         13.6
Pension liabilities                                                        15.2         14.9
Liabilities held for sale                                                   2.7           --
Other non-current liabilities                                              32.8         34.6
                                                                       --------     --------
         Total liabilities                                                906.6        984.3
                                                                       --------     --------
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000 shares;
      issued and outstanding 13,401,938 shares in 2007 and 2006            13.4         13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares;
      issued and outstanding 5,077,746 shares in 2007 and 2006              5.1          5.1
   Paid in capital                                                         11.0          3.7
   Retained earnings                                                      621.0        726.3
   Accumulated other comprehensive income                                  79.8         49.9
                                                                       --------     --------
         Total stockholders' equity                                       730.3        798.4
                                                                       --------     --------
         Total liabilities and stockholders' equity                    $1,636.9     $1,782.7
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS         SIX MONTHS
                                                              ENDED JUNE 30,      ENDED JUNE 30,
                                                            -----------------   ------------------
(Dollars in millions, except per share data)                  2007      2006      2007       2006
                                                            -------   -------   --------   -------
Net sales                                                   $ 350.7   $ 349.4   $  707.9   $ 686.4
   Cost of sales                                              323.3     333.7      651.9     649.4
   Selling and administrative expenses                         34.7      34.3       70.4      71.2
   Impairments, restructuring charges, and other items          0.9       2.7       (0.5)      3.2
                                                            -------   -------   --------   -------
Operating loss                                                 (8.2)    (21.3)     (14.0)    (37.4)
   Interest expense                                           (10.3)     (7.0)     (18.9)    (11.1)
   Interest income and other, net                               1.8       3.1        3.7       8.3
                                                            -------   -------   --------   -------
Loss from continuing operations before taxes                  (16.7)    (25.2)     (29.2)    (40.2)
   Tax expense (benefit)                                       (2.2)     (6.9)      (3.2)     (9.6)
                                                            -------   -------   --------   -------
   Loss from continuing operations                            (14.5)    (18.3)     (26.0)    (30.6)
   Income (loss) from discontinued operations, net of tax     (73.7)     52.2      (79.0)     51.9
                                                            -------   -------   --------   -------
Net income (loss)                                            ($88.2)  $  33.9    ($105.0)  $  21.3
                                                            =======   =======   ========   =======
Basic and diluted earnings (loss) per share*
   Loss from continuing operations                           ($0.78)   ($0.99)    ($1.40)   ($1.66)
   Income (loss) from discontinued operations, net of tax    ($3.99)  $  2.82     ($4.28)  $  2.81
                                                            -------   -------   --------   -------
Net income (loss) per share                                  ($4.77)  $  1.83     ($5.68)  $  1.15
                                                            =======   =======   ========   =======
Weighted average shares (in thousands)                       18,480    18,480     18,480    18,480
                                                            =======   =======   ========   =======
Cash dividends declared per share                           $  0.00   $  0.00   $   0.00   $  0.00
                                                            =======   =======   ========   =======

* On April 9, 2007, we issued a warrant to our Second Lien lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant is not included in diluted earnings per share for the three and six month periods ended June 30, 2007, as the effect would be antidilutive.

   The accompanying notes are an integral part of these Consolidated Condensed
                              Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION -- ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               SIX MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                           ----------------
(Dollars in millions)                                        2007     2006
                                                           -------   ------
Cash Flows from Operating Activities:
         Cash used by operating activities                  ($24.0)   ($93.8)
Cash Flows from Investing Activities:
   Proceeds from sale of assets                                2.0     130.9
   Capital expenditures                                       (5.4)    (32.8)
   Business acquisition                                         --      (2.0)
                                                           -------   -------
         Cash provided by (used in) investing activities      (3.4)     96.1
                                                           -------   -------
Cash Flows from Financing Activities:
   Debt amendment costs                                       (2.5)       --
   Repayment of Senior Guaranteed Notes                         --    (250.0)
   Repayment of Industrial Development Revenue Bonds            --     (10.5)
   Proceeds from First Lien Credit Agreement, net              1.9     133.1
   Proceeds from Second Lien Credit Agreement                   --     100.0
   Repayments of Second Lien Credit Agreement                   --     (45.1)
   Other borrowings (repayments), net                         (0.9)     57.2
                                                           -------   -------
         Cash used in financing activities                    (1.5)    (15.3)
                                                           -------   -------
Effect of exchange rate changes on cash                       (4.3)      0.9
                                                           -------   -------
   Decrease in cash and cash equivalents                     (33.2)    (12.1)
Cash and Cash Equivalents:
         Beginning of period                                  81.9     116.6
                                                           -------   -------
         End of period                                     $  48.7   $ 104.5
                                                           =======   =======
      *Depreciation and Amortization                          35.3      42.0
Supplemental Schedule of Noncash Investing and Financing
   Activities:
         Warrants issued in conjunction with debt
            financing                                          7.3
         Paid-in-Kind Interest                                 0.8

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

On March 28, 2007, our Brazilian engine subsidiary, TMT Motoco, was granted permission by the Brazilian court to pursue a judicial restructuring, which is similar to U.S. Chapter 11 bankruptcy protection. TMT Motoco filed its restructuring plan with the court on May 28, and the court is currently evaluating this plan. The facility suspended operations on the date it filed for the judicial restructuring, and it has not been determined whether or when it will re-open in the future.

TMT Motoco at June 30, 2007 was removed from our consolidated balance sheets at March 28, 2007, and TMT Motoco is now being accounted for under the equity method. The following is a summary of the assets, liabilities and equity of TMT Motoco at June 30, 2007:

                                              June 30,
(Dollars in millions)                           2007
                                              --------
Accounts receivable, net                       $  0.2
Inventories                                      25.6
Other current assets                              8.6
Property, plant and equipment, net               67.7
                                               ------
Total Assets                                   $102.1
                                               ======
Accounts payable, trade                        $  9.7
Other current liabilities                        94.3
                                               ------
Total Liabilities                               104.0
Shareholders' Deficit                            (1.9)
                                               ------
Total Liabilities and Shareholders' Deficit    $102.1
                                               ======

While TMT Motoco had no impact on our consolidated net loss for the three months ended June 30, 2007, losses associated with TMT Motoco of $3.1 million, including interest expense, were included in our consolidated net loss for the three month period ended June 30, 2006. Losses of $3.5 million and $7.2 million, including interest expense, were included in our consolidated net loss for the six months ended June 30, 2007 and 2006, respectively.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

2. Liquidity and Management Plans

Management has implemented a financial plan for 2007 which reflects improvements in operating income approximating $94 million over that reported for the year ended December 31, 2006. Attainment of the 2007 budget would result in exceeding the Adjusted EBITDA covenants in our domestic credit agreements by $17.6 million at June 30 and $29.8 million at December 31, 2007 (before considering the impact of the sale of portions of our Electrical Components business segment to Regal Beloit Corporation, as discussed further in Note 3, or any other potential sales transactions). For the period ended June 30, 2007, we fell short against our Adjusted EBITDA projections by $11.0 million. This variance was attributable to volume shortfalls in our Engine and Electrical Components Groups, unfavorable currency exchange rates, and professional fees that were not eligible for add-back as part of our Adjusted EBITDA calculation.

During the second quarter of 2007, our board of directors approved a plan to sell our Electrical Components business segment. On July 3, 2007, we signed an agreement with Regal Beloit Corporation to sell the Residential & Commercial and Asia Pacific divisions of this business segment to Regal Beloit for $220 million in cash, subject to adjustments for working capital changes and a hold back of certain proceeds in escrow for up to eighteen months to cover any potential claims that may arise from any breach of representations and warranties as well as the resolution of certain contingencies. Net proceeds of this sale transaction at closing are estimated to be approximately $195 million. The proceeds will be utilized to repay our Second Lien lender in full, including principal, prepayment penalties and fees, and both cash and PIK interest. The remainder of the proceeds, or approximately $90 million, will be utilized to reduce the outstanding balance on our First Lien debt.

Due to the continued strengthening of the Brazilian Real, declines in sales volumes at the Engine & Power Train business segment, and continued increases in the cost of commodities such as copper, we no longer expect to achieve our original financial plan, nor can we provide assurance that the business would meet our EBITDA covenants after adjustment for the sale to Regal Beloit Corporation or other potential asset sales, due to our inability to project when such sales may close. In order to close the sale transaction with Regal Beloit, we will be entering into amendments to modify the credit agreements with our First and Second Lien lenders to permit actions necessary to prepare the sold asset for sale, in accordance with the terms of the purchase agreement. As part of this process, we will also seek additional amendments that will re-define our EBITDA covenants, to align those requirements with businesses that can reasonably be expected to remain part of our continuing operations. As defined by the credit agreements, as of June 30, 2007 our cumulative Adjusted EBITDA was $23.6 million or $6.6 million in excess of the covenant levels.

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

3. Discontinued Operations and Sale of Businesses

During the second quarter of 2007, our board of directors approved a plan to sell our Electrical Components business segment. On July 3, 2007, we signed an agreement with Regal Beloit Corporation to sell the Residential & Commercial and Asia Pacific divisions of this business segment to Regal Beloit for $220 million in cash, subject to adjustments for working capital changes and a hold back of certain proceeds in escrow for up to eighteen months to cover any potential claims that may arise from any breach of representations and warranties as well as the resolution of certain contingencies. A copy of the purchase agreement is filed with this report as Exhibit 10.1. We continue to pursue the sale of the remaining businesses within the Electrical Components segment, including the Automotive & Specialty divisions.

Accordingly, the assets of the entire Electrical Components business segment have been classified as held for sale as of June 30, 2007. The segment's results for the three and six months ended June 30, 2007 and 2006 are included in income
(loss) from discontinued operations. Interest expense of $4.7 million and $4.0 million was allocated to discontinued operations for the three months ended June 30, 2007 and 2006, and interest expense of $9.4 million and $8.2 million was allocated to the six months ended June 30, 2007 and 2006, as our First and Second Lien credit agreements require the proceeds from the sale to be utilized to repay our second lien credit agreement, as well as a substantial portion of our outstanding first lien debt.

Following is a summary of loss from discontinued operations related to the Electrical Components segment for the three months ended June 30, 2007 and 2006:

                                                         Three Months    Three Months
                                                            Ended           Ended
(Dollars in millions)                                   June 30, 2007   June 30, 2006
                                                        -------------   -------------
Net sales                                                  $ 101.7          $106.9
Cost of sales                                                 93.9            98.6
Selling and administrative expenses                            8.4            10.0
Impairments *                                                 68.8             2.3
                                                           -------          ------
Operating loss                                               (69.4)           (4.0)
Interest expense, including allocated interest                 4.8             4.2
                                                           -------          ------
Loss from discontinued operations before income taxes        (74.2)           (8.2)
Tax provision (benefit)                                       (0.5)           (2.3)
                                                           -------          ------
Loss from discontinued operations, net of tax               ($73.7)          ($5.9)
                                                           -------          ------

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Following is a summary of income (loss) from discontinued operations related to the Electrical components segment for the six months ended June 30, 2007 and 2006:

                                                           Six Months      Six Months
                                                             Ended           Ended
(Dollars in millions)                                    June 30, 2007   June 30, 2006
                                                         -------------   -------------
Net sales                                                   $ 205.0          $216.0
Cost of sales                                                 187.8           194.5
Selling and administrative expenses                            16.8            18.3
Impairments *                                                  70.1             2.4
                                                            -------          ------
Operating income (loss)                                       (69.7)            0.8
Interest expense, including allocated interest                  9.7             8.7
                                                            -------          ------
Loss from discontinued operations before income taxes         (79.4)           (7.9)
Tax provision (benefit)                                        (0.4)           (2.2)
                                                            -------          ------
Loss from discontinued operations, net of tax                ($79.0)          ($5.7)
                                                            -------          ------

* We recorded impairment charges as part of our loss from discontinued operations in the three and six months ended June 30, 2007. These impairments included $39.3 million of the goodwill balance associated with the Electrical Components business segment, as well as $25.8 million in long-lived assets and $3.4 million in intangible assets associated with the Automotive & Specialty division of that business segment. Refer to Note 7, "Goodwill and Other Intangible Assets," for further details on these impairment charges.

On April 21, 2006, we completed the sale of our 100% ownership interest in Little Giant Pump Company for $120.7 million. Its results for the three and six months ended June 30, 2006 are included in loss from discontinued operations. Interest expense of $2.9 million was allocated to discontinued operations for the six months ended June 30, 2006 because our financing agreements required that the proceeds from the sale be utilized to repay portions of our debt.

Following is a summary of income (loss) from discontinued operations related to Little Giant Pump Company for the twenty-one days ended April 21, 2006:

                                      Twenty-one Days
                                           Ended
(Dollars in millions)                  April 21, 2006
                                      ---------------
Net sales                                  $ 6.1
Cost of sales                                4.7
Selling and administrative expenses          1.3
                                           -----
Operating income                             0.1
Interest expense allocated                   0.6
                                           -----
Loss from discontinued operations           (0.5)
                                           -----
Gain on disposal                            69.5
Tax provision on gain                       10.9
                                           -----
Gain on disposal, net                       58.6
                                           -----
Income from discontinued operations        $58.1
                                           =====

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Following is a summary of income (loss) from discontinued operations related to Little Giant Pump Company for the six months ended June 30, 2006:

                                                        Six Months Ended
(Dollars in millions)                                     June 30, 2006
                                                        ----------------
Net sales                                                   $ 32.9
Cost of sales                                                 23.9
Selling and administrative expenses                            6.9
                                                            ------
Operating income                                               2.1
Interest expense allocated                                     2.9
                                                            ------
Loss from discontinued operations before income taxes         (0.8)
Tax provision                                                  0.2
                                                            ------
Loss from discontinued operations, net of tax                ($1.0)
                                                            ------
Gain on disposal                                              69.5
Tax provision on gain                                         10.9
                                                            ------
Gain on disposal, net                                         58.6
                                                            ------
Income from discontinued operations                         $ 57.6
                                                            ======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

The following summary balance sheet information is derived from the businesses that are classified as held for sale, which management believes is representative of the net assets of the business held for disposal:

                                                JUNE 30,
(Dollars in millions)                             2007
                                                --------
ASSETS:
Current Assets:
   Accounts receivable, net                        62.6
   Inventories                                     82.9
   Other current assets                             3.1
                                                 ------
      Total current assets held for sale         $148.6
Property, plant, and equipment, net                60.5
Goodwill                                           72.1
Other intangibles                                  47.5
Other assets                                         --
                                                 ------
      Total assets held for sale                 $328.7
                                                 ======
LIABILITIES:
Current Liabilities:
   Accounts payable, trade                       $ 49.4
   Short-term borrowings                             --
   Accrued liabilities                             14.4
                                                 ------
      Total current liabilities held for sale      63.8
Long-term debt                                       --
Deferred income taxes                               2.0
Product warranty and self-insured risks              --
Other non-current liabilities                       0.7
                                                 ------
      Total liabilities held for sale              66.5
                                                 ------
Net assets held for sale                         $262.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

4. Comprehensive Income

                                                                           THREE MONTHS         SIX MONTHS
                                                                              ENDED                ENDED
                                                                             JUNE 30,            JUNE 30,
                                                                        -----------------   ------------------
(Dollars in millions)                                                     2007      2006      2007       2006
                                                                        -------   -------   --------   -------
Net income (loss)                                                       ($88.2)    $33.9    ($105.0)    $21.3
Other comprehensive income (loss):
   Foreign currency translation adjustments                               23.4       5.7       29.9      28.8
   Gain (Loss) on derivatives                                              1.5      (1.7)       3.6      (2.6)
   Curtailment (Note 8)                                                   (3.5)       --       (3.5)       --
   Unrealized gain (loss) on investment holdings                            --        --         --      (0.2)
   Less: Reclassification adjustment for gains realized in net income       --        --         --      (3.6)
                                                                        ------     -----     ------     -----
Total comprehensive income (loss)                                       ($66.9)    $37.9     ($75.0)    $43.7
                                                                        ======     =====     ======     =====

5. Inventories

                        JUNE 30,   December 31,
(Dollars in millions)    2007          2006
                        --------   ------------
Raw material             $ 90.2       $159.0
Work in progress           39.2         60.1
Finished goods             79.1        121.5
Supplies                    5.1         12.8
                         ------       ------
Total inventories        $213.6       $353.4
                         ======       ======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

6. Business Segments

We have two reportable segments based on the criteria set forth in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information":
Compressor Products and Engine & Power Train Products. Previously, we also reported an Electrical Component Products segment; however, as a result of the decision made by our board of directors to sell all of the businesses associated with that segment, its operations are no longer reported in continuing operations before tax. Net sales and operating income (loss) by segment for the periods indicated are as follows:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
BUSINESS SEGMENT DATA                              ------------------   -----------------
(Dollars in millions)                                2007      2006       2007      2006
                                                   -------   -------    -------   -------
Net sales:
   Compressor Products                             $ 297.0   $ 273.3    $ 586.3   $ 524.8
   Engine & Power Train Products                      49.1      71.5      112.1     152.4
   Other (a)                                           4.6       4.6        9.5       9.2
                                                   -------   -------    -------   -------
      Total Net Sales                              $ 350.7   $ 349.4    $ 707.9   $ 686.4
                                                   =======   =======    =======   =======
Operating income (loss):
   Compressor Products                             $  10.8     ($3.8)   $  21.3   $   2.8
   Engine & Power Train Products                      (8.5)    (11.2)     (16.5)    (29.7)
   Other (a)                                           0.4       0.4        0.7       0.7
   Corporate expenses                                (10.0)     (4.0)     (20.0)     (8.0)
   Impairments, restructuring charges, and other
      items                                           (0.9)     (2.7)       0.5      (3.2)
                                                   -------   -------    -------   -------
      Total operating loss from continuing
         operations                                   (8.2)    (21.3)     (14.0)    (37.4)
   Interest expense                                  (10.3)     (7.0)     (18.9)    (11.3)
   Interest income and other, net                      1.8       3.1        3.7       8.3
                                                   -------   -------    -------   -------
   Loss from continuing operations before taxes     ($16.7)   ($25.2)    ($29.2)   ($40.2)
                                                   =======   =======    =======   =======

(a)  "Other" consists of non-reportable business segments.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

7. Goodwill and Other Intangible Assets

At June 30, 2007, goodwill by segment consisted of the following:

                                   COMPRESSOR   COMPRESSOR   ELECTRICAL
                                     EUROPE        INDIA     COMPONENTS    TOTAL
                                   ----------   ----------   ----------   ------
Balance at 1/1/2007                   $11.2        $7.0        $108.8     $127.0
   Foreign currency translation         0.3         0.6           2.6        3.5
   Impairment                                                   (39.3)     (39.3)
   Reclassified as held for sale                                (72.1)     (72.1)
                                      -----        ----        ------     ------
Balance at 6/30/2007                  $11.5        $7.6            --     $ 19.1
                                      =====        ====        ======     ======

On July 3, 2007, we announced that we had signed an agreement with Regal Beloit Corporation to sell to Regal Beloit the majority of Tecumseh's Electrical Components business operations for $220 million in cash, subject to adjustments for working capital changes and a hold back of certain proceeds in escrow for up to eighteen months to cover any potential claims that may arise from any breach of representations and warranties as well as the resolution of certain contingencies. We performed an interim analysis of the fair value of the Electrical Components business unit, utilizing the final purchase price agreed upon with Regal Beloit as an indication of fair market valuation of the Residential & Commercial and Asia Pacific divisions of the Electrical Components business. With respect to the remaining divisions of the Electrical Components business, we considered initial indications of interest from potential acquirers of those businesses to evaluate the overall marketplace value of the business unit. Based on the outcome of this analysis, we determined that $39.3 million of the goodwill balance associated with the Electrical Components business had become impaired. The remainder of the goodwill balance associated with the Electrical Components business has been reclassified as held for sale.

We also performed a fair value analysis of the other long-lived assets of the Electrical Components business segment, and determined that $3.4 million of the intangible assets associated with the Automotive & Specialty division of the Electrical Components business had become impaired. All of the other intangible assets of the Company were included in the Electrical Components Group, and as of June 30, 2007 they have been reclassified as assets held for sale.

At June 30, 2006, goodwill by segment consisted of the following:

                                       COMPRESSOR   COMPRESSOR   ELECTRICAL
                                         EUROPE        INDIA     COMPONENTS   OTHER   TOTAL
                                       ----------   ----------   ----------   -----   ------
Balance at 1/1/2006                      $10.0         $6.9        $108.9     $ 5.1   $130.9
   Sale of Little Giant Pump Company        --           --            --      (5.1)    (5.1)
   Foreign currency translation            0.8         (0.1)         (1.0)       --     (0.3)
                                         -----         ----        ------     -----   ------
Balance at 6/30/2006                     $10.8         $6.8        $107.9     $ 0.0   $125.5

On April 21, 2006, the Company completed the sale of its 100% ownership in Little Giant Pump Company. The only other changes in goodwill during the first six months of 2006 were due to foreign currency fluctuations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

8. Pension and Other Postretirement Benefit Plans

     Components of net periodic benefit (income) cost are as follows:

                                       PENSION BENEFITS      OTHER BENEFITS
                                      ------------------   ------------------
                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                      ------------------   ------------------
                                        2007     2006         2007     2006
                                       ------   ------      -------   -----
Service Cost                           $  2.2   $  2.4      $   0.9   $ 0.8
Interest Cost                             5.6      5.3          2.1     2.4
Expected return on plan assets          (11.3)   (11.1)          --      --
Amortization of prior service costs      (0.1)     0.1         (2.7)   (1.2)
Curtailment (income) cost                 3.8       --        (10.7)     --
                                       ------   ------      -------   -----
Net periodic benefit (income) cost     $  0.2    ($3.3)      ($10.4)  $ 2.0
                                       ======   ======      =======   =====

                                      PENSION BENEFITS    OTHER BENEFITS
                                      ----------------   ----------------
                                      SIX MONTHS ENDED   SIX MONTHS ENDED
                                           JUNE 30,          JUNE 30,
                                      ----------------   ----------------
                                       2007      2006      2007     2006
                                      ------   -------   -------   ------
Service Cost                          $  4.4   $  4.8    $   1.9   $ 1.6
Interest Cost                           11.2     10.6        4.2     4.8
Expected return on plan assets         (22.6)   (22.2)      (0.1)     --
Amortization of prior service costs     (0.2)     0.2       (5.3)   (2.4)
Curtailment (income) cost                3.8       --      (10.7)     --
                                      ------   ------    -------   -----
Net periodic benefit (income) cost     ($3.4)   ($6.6)    ($10.0)  $ 4.0
                                      ======   ======    =======   =====

As a result of the previously announced closure of our Engine & Power Train facility in New Holstein, Wisconsin and the associated curtailment of pension and retiree benefits of its employees, we recognized a net gain of $6.9 million in the second quarter of 2007. The curtailment gain of $10.7 million realized for other postretirement employee benefits consists of an $7.2 million reduction in pension liabilities and a reduction of $3.5 million in prior service costs, which was recognized in accumulated other comprehensive income upon the adoption of SFAS 158 in 2006. Additional curtailment gains of $2.0 million and $4.9 million related to these plans will be recognized in the third and fourth quarters of 2007, respectively. In addition to this net curtailment gain, future pension and retiree health care expense will decrease by $0.9 million per quarter. As we complete the divestitures of the business units within our Electrical Components business segment, we expect that further curtailment gains will also be recognized.

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

9. Guarantees and Warranties

A portion of accounts receivable at our Brazilian, European, and Indian compressor subsidiaries are sold without recourse. The amount of these receivables sold at June 30, 2007 and December 31, 2006 were $90.3 million and $46.5 million, respectively. We estimate the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating profit (loss) and allowance for doubtful accounts.

Changes in the carrying amount and accrued product warranty costs for the six months ended June 30, 2007 and 2006 are summarized as follows:

                                              Six Months      Six Months
                                                Ended           Ended
(Dollars in millions)                       June 30, 2007   June 30, 2006
                                            -------------   -------------
Balance at January 1                           $ 26.2           $ 29.4
   Settlements made (in cash or in kind)         (6.8)            (7.6)
   Current year accrual                           5.4              5.4
   Adjustments to preexisting warranties         (1.7)             2.8
   Effect of foreign currency translation         0.5              0.2
   Reclassification to held for sale*            (2.6)              --
   Sale of Little Giant Pump Company               --             (2.7)
   Other**                                       (0.4)              --
                                               ------           ------
Balance at June 30                             $ 20.6           $ 27.5
                                               ======           ======

* At June 30, 2007, balances for the Electrical Components business segment were removed from our consolidated balance sheet and reclassified as held for sale.

** At March 31, 2007, balances for TMT Motoco were removed from our consolidated balance sheet.

At June 30, 2007, $14.5 million was included in current liabilities and $6.1 million was included in noncurrent liabilities.

10. Debt

Our domestic credit facilities consist of a financing package that includes a $250 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The First and Second Lien Credit Agreements provide for security interests in substantially all of our assets and specific quarterly financial covenants related to EBITDA (as defined under the agreements, which provide

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

adjustments for certain items, and are hereafter referred to as "Adjusted EBITDA"), capital expenditures, fixed charge coverage, and limits on additional foreign borrowings and fees paid for professional services. The Adjusted EBITDA covenant applies through December 31, 2007, and a four-quarter fixed charge coverage ratio covenant applies beginning on December 31, 2007. Both our First Lien Credit Agreement and our Second Lien Credit Agreement expire in November 2009.

On July 3, 2007, we signed an agreement with Regal Beloit Corporation to sell the Residential & Commercial and Asia Pacific divisions of the Electrical Components business segment to Regal Beloit for $220 million in cash, subject to adjustments for working capital changes and a hold back of certain proceeds in escrow for up to eighteen months to cover any potential claims that may arise from any breach of representations and warranties as well as the resolution of certain contingencies. Net proceeds of this sale transaction at closing are estimated to be approximately $195 million. The proceeds will be utilized to repay our Second Lien lender in full, including principal, prepayment penalties and fees, and both cash and PIK interest. The remainder of the proceeds, or approximately $90 million, will be utilized to reduce the outstanding balance on our First Lien debt.

The principal terms of our purchase agreement with Regal Beloit were disclosed in a Current Report on Form 8-K that we filed on July 10, 2007, and the purchase agreement is filed with this report as Exhibit 10.1.

During the second quarter of 2006, we entered into interest rate swap agreements, effectively converting $90 million of variable rate debt to fixed rate debt. These interest rate swap agreements were terminated in the second quarter of 2007, at a cost of $1.0 million. The effective weighted average interest rate of our outstanding borrowings under the First and Second Lien Credit Agreements was 9.3% at June 30, 2007.

At June 30, 2007, we had outstanding letters of credit of $7.1 million and the capacity for additional borrowings under the borrowing base formula of $30.7 million in the U.S. and $24.9 million in foreign jurisdictions under our $250 million First Lien Credit Agreement. Our weighted average interest rate for all borrowings is 9.1%.

In addition, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and governmental sponsored borrowings that provide advantageous lending rates. During the quarter, we had net repayments on these arrangements totaling $0.9 million.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Milestone Date       Aggregate Reduction
--------------       -------------------
June 30, 2007           $20.0 million
September 30, 2007      $40.0 million
December 31, 2007       $60.0 million

As of June 30, 2007, there had been no reduction in the balance of the Second Lien Credit Agreement. Therefore, the additional PIK interest will apply effective beginning July 1, 2007 until such time as those debt balances are reduced by $20 million. We expect this reduction to occur upon the closing of the sale transaction of the Residential & Commercial and Asia Pacific portions of our Electrical Components business to Regal Beloit Corporation as referenced above.

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

As part of the April 9, 2007 amendments to our First and Second Lien Credit Agreements, the minimum cumulative Adjusted EBITDA levels (measured from October 1, 2006) for the 2007 quarterly periods (in millions) were set at:

Quarterly Period Ending   First Lien Agreement   Second Lien Agreement
-----------------------   --------------------   ---------------------
March 31, 2007                    ($8.0)                 ($10.0)
June 30, 2007                    $ 17.0                 $  15.0
September 30, 2007               $ 42.0                 $  40.0
December 31, 2007                $ 62.0                 $  60.0

As defined by the credit agreements, as of June 30, 2007 our cumulative Adjusted EBITDA was $23.6 million or $6.6 million in excess of the covenant levels.

Upon the closing of the sale transaction of the Residential & Commercial and Asia Pacific portions of our Electrical Components business, we expect our minimum cumulative Adjusted EBITDA levels to be modified to reflect the removal of a pro-rata share of a percentage of the 2007 planned financial results of those business units, as follows (in millions):

Quarterly Period Ending   First Lien Agreement
-----------------------   --------------------
September 30, 2007                $41.1
December 31, 2007                 $57.3

These levels of Adjusted EBITDA are subject to further adjustment if certain additional business units or product lines are sold during the period.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

In addition, other terms of the amendments included limitations on the amounts of capital expenditures and professional fees during the term of the agreements.

If a permanent Chief Executive Officer was not hired by May 1, 2007, the amendment to our Second Lien credit agreement provided for a 2.5% per annum step-up in cash interest rate from that day forward until such time as a permanent CEO was hired. However, the agreement also provided that the additional interest would not be assessed beginning May 1 if the CEO candidate had not assumed his or her duties due either to a personal emergency or inability to reach agreement on terms of employment, or if the Company continued to apply its best efforts to engage the new CEO. On August 1, 2007, we announced that we had appointed a permanent Chief Executive Officer. Since the conditions of the credit agreement were met through the date of the CEO's appointment, the additional interest was not assessed.

We paid $625,000 in fees, plus expenses, to the First Lien lender on April 9, 2007 upon execution of the April 9 amendment. In addition to fees paid of $750,000, plus expenses, to the Second Lien lender, on April 9 we also granted the Second Lien lender a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued at $7.3 million or $5.29 per share, expires five years from the date of the execution of this amendment to the Second Lien credit agreements. These costs are being accounted for as additional interest expense over the remaining terms of the credit agreements, subject to acceleration upon full repayment of the debt, which we expect to occur in the third quarter of 2007.

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

As a result of its judicial restructuring in Brazil, the TMT Motoco balance sheet, including $89.5 million in debt, has been deconsolidated from our Consolidated Balance Sheet at June 30, 2007, and is now being accounted for under the equity method. See Note 1 for further details on TMT Motoco's assets and liabilities.

Also refer to Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2006 for a summary of the most significant risks posed by our current liquidity issues.

11. Environmental Matters

We are involved in a number of environmental sites where we are either responsible for or participating in a cleanup effort. We had accrued $3.1 million and $3.3 million at June 30, 2007 and December 31, 2006 respectively for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements. For additional information

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

on our potential environmental liabilities, including the Sheboygan River and Harbor Superfund and Hayton Area Remediation Project sites, see Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

12. Income Taxes

Under Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," we are required to adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.

Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category of income (such as other comprehensive income or discontinued operations), tax expense is first allocated to the other sources of income with a related benefit recorded in continuing operations.

For the three month period ended June 30, 2007, we reported other U.S. and foreign income in the form of other comprehensive income. Pursuant to SFAS No. 109, Paragraph 35, we allocated income tax expense or benefit between continuing operations and OCI. The consolidated condensed statement of operations reflects a $3.2 million income tax benefit for the six months ended June 30, 2007 and a $9.6 million income tax benefit for the six months ended June 30, 2006. Both periods reflect tax benefit in the statement of operations and tax expense in other comprehensive income.

At June 30, 2007 and December 31, 2006, full valuation allowances were recorded for net operating loss carryovers for those tax jurisdictions in which we believe it is not more likely than not that the deferred taxes will be realized. As of June 30, 2007, the valuation allowance related to the Europe subsidiary of our Compressor business segment was released, since management now believes that realization of their deferred tax assets is more likely than not. The net impact of this change decreased income tax by $0.4 million in the second quarter.

We adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet at January 1, 2007 was $1.1 million; of this amount, $0.7 million was also reclassified from current to non-current liabilities upon adoption of FIN 48. The impact of FIN 48 for the first six months of 2007 is a benefit of $0.2 million.

With limited exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax audits by taxing authorities for years through 2002. We anticipate a decrease in the total amount of unrecognized tax benefits within the next twelve months of approximately $1.2 million.

13. Commitments and Contingencies

A lawsuit filed against us and other defendants alleged that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. The complaint sought an injunction, compensatory and punitive damages, and attorneys' fees. On March 30, 2007, the Court entered an order dismissing the complaint subject to the ability to re-plead certain claims, pursuant to a detailed written order to follow. We expect the plaintiffs will appeal the dismissal order, and that even if it is upheld, they will re-plead their claims to the extent permitted by the order. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

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

14. Impairments, Restructuring Charges, and Other Items

We recorded $0.9 million in impairments, restructuring charges, or other items in the three months ended June 30, 2007, and a net credit of $0.5 million in the six months ended June 30, 2007. As a result of the previously announced closure of our Engine & Power Train facility in New Holstein, Wisconsin and the associated curtailment of pension and retiree benefits of its employees, we recognized a net gain of $6.9 million in the second quarter of 2007. We also recorded $5.7 million ($0.31 per share) in obsolescence charges associated with the completion of our lawn and garden selling season and the cessation of business sourced from Brazil at the Engine & Power Train group, and $2.0 million ($0.11 per share) in charges related to a reduction in force executed during the period across several of our business units.

We also recorded impairment charges as part of our loss from discontinued operations in the three and six months ended June 30, 2007. These impairments included $39.3 million of the goodwill balance associated with the Electrical Components business, as well as $25.8 million in long-lived

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

assets and $3.4 million in intangible assets associated with the Automotive & Specialty division of the Electrical Components business. Refer to Note 7, "Goodwill and Other Intangible Assets," for further details on these impairment charges.

We recognized asset impairment charges of $2.7 million and $3.2 million for the three and six months ended June 30, 2006, respectively. During the second quarter 2006, we incurred asset impairment and other charges of $2.6 million ($0.14 per share) related to the Engine & Power Train business for the consolidation of transmission production into a single U.S. facility. The remainder of the impairment charges through the first six months of 2006 related to the completion of programs initiated in 2005.

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

Executive Summary

We are one of the largest independent producers of hermetically sealed compressors in the world, and a manufacturer of small gasoline engines and power train products used in lawn and garden applications. Until recently, we were also one of the leading manufacturers of fractional horsepower motors for the United States market; however, as a result of the decision made by our board of directors to sell all of the businesses associated with those product lines, we will no longer compete in those markets. Our products are sold in countries all over the world.

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

International sales are important to our business as a whole with sales to customers outside the United States representing approximately 63% of total consolidated net sales (excluding the Electrical Components Group) in 2006. Our dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of various government interventions into trade policy. We have experienced some of these factors and continue to carefully pursue these markets.

Our operating results are indicative of the environment that manufacturers face in today's global economy. The addition of new productive capacities in low-cost locations, like China, has resulted in deflationary pricing in many of the market segments in which we operate. Like many of our customers and competitors, we have restructured older operations to remain cost competitive, including the movement of productive capacities to low-cost locations or nearer to customer facilities. These restructurings involve significant costs, in both financial and human terms. In addition, many of our markets are subject to macroeconomic trends, which expand and contract, and other external factors which affect demand, such as weather.

On July 3, 2007, we announced that we had signed an agreement with Regal Beloit Corporation to sell to Regal Beloit the Residential & Commercial and Asia Pacific divisions of our Electrical Components business segment for $220 million in cash, subject to customary adjustments at closing. Completion of this transaction, which is subject to regulatory approval by the Federal Trade Commission and other customary closing conditions, is currently expected to close in the third quarter. The principal terms of our purchase agreement with Regal Beloit were disclosed in a Current Report on Form 8-K that we filed on July 10, 2007, and the purchase agreement is filed with this report as Exhibit
10.1. Our board of directors has also authorized the sale of the remaining divisions within the Electrical Components business segment, including the Automotive & Specialty product lines. Accordingly, our entire Electrical Components business segment has been classified as discontinued operations, and its assets have been reclassified as held for sale. Refer to Note 3 in the Notes to the Consolidated Condensed Financial Statements for additional information.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net proceeds of this sale transaction are estimated to be approximately $195 million at closing. The proceeds will be utilized to repay our Second Lien lender in full, including principal, penalties and fees, and both cash and PIK interest. The remainder of the proceeds, or approximately $90 million, will be utilized to reduce the outstanding balance on our First Lien debt.

The foreign manufacturing operations we have developed are subject to many risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions.

These considerations are especially significant in the context of our Brazilian operations. Until recently, our Curitiba, Brazil facility, TMT Motoco, provided full engine assemblies to supply worldwide demand for certain lawn and garden engines. Due to pressure from one of its lenders, however, in March 2007 TMT Motoco was forced to file for judicial restructuring, similar to a U.S. Chapter 11 bankruptcy filing, and has suspended operations, including releasing the majority of its employees. While TMT Motoco will remain in possession of its assets during the restructuring process, certain decisions regarding those assets are subject to court approval. As result, TMT Motoco has been deconsolidated from our Consolidated Balance Sheet at June 30, 2007, and is now accounted for under the equity method. See Note 1 of the Notes to the Consolidated Condensed Financial Statements for further details on TMT Motoco's assets and liabilities.

TMT Motoco's restructuring plan was filed in Brazilian court on May 28, and the court is currently evaluating the submitted plan. Deliveries for the 2007 lawn & garden season are essentially complete. Based on the Brazilian court's evaluation of our submitted restructuring plan, we may implement one of several alternatives for the future of TMT Motoco and the products that have been manufactured at that facility. The range of potential outcomes includes resuming full scale production, minimal production and/or rental of the facility, or a controlled liquidation. We expect that the most likely outcome will be a controlled liquidation. In the event that we are unable to resume production at this facility, the business would not have an available supply of engines with vertically-oriented shafts for the 2008 lawn and garden season. Accordingly, we would not be able to provide engines to our customers for these product lines until such time as an alternate source of production could be established.

The filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained amendments to our First and Second Lien Credit Agreements that cured the default, though at significant cost. The details of these agreements are discussed below in "Adequacy of Liquidity Sources" and in the Notes to the Consolidated Condensed Financial Statements

Our management continues to assess the potential impact, if any, on our other businesses. We are working to protect these other businesses from any adverse effects of the events at TMT Motoco to the greatest extent possible. In particular, we are working to ensure that our Brazilian compressor subsidiary, Tecumseh do Brasil ("TdB"), maintains its credit facilities and continues to successfully meet its obligations to its suppliers and customers. TdB provided a significant portion of total Compressor Products segment production during 2006 and is continuing to do so in 2007. During the period subsequent to the unfavorable judicial rulings received by TMT Motoco and the related cross defaults with our U.S. lending agreements, certain Brazilian lenders to TdB, including lenders that were also lenders to TMT Motoco, curtailed or did not renew maturing credit facilities, pending the outcome

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the uncertainties created by these events. Having obtained the necessary amendments to bring our U.S. credit agreements into compliance, we continue to negotiate with TdB's group of lenders in Brazil to reestablish normal credit terms for the compressor operation. To date, we have been able to obtain sufficient lending arrangements to meet the needs of TdB. However, the majority of its credit lines are not committed lines with lives beyond one year. Accordingly, we consider it necessary to restore normal credit terms, including obtaining long term committed credit lines, if TdB is to be certain to have continued adequacy of liquidity. We believe that we have good relationships with many of our lenders in Brazil and that progress is being made in securing these committed credit lines. However, there can be no assurance that we will ultimately be successful in this endeavor. In addition, it is possible that the cost of such lines may be considerable, and that terms included in any resulting credit agreements may require the approval of the first and second lien lenders in the United States.

As a global manufacturer with production in 7 countries and sales in over 110 countries throughout the world, results are sensitive to changes in foreign currency exchange rates. In total, those movements have not been favorable to us during 2006 and the first six months of 2007, and have had significant adverse effect on our results over these periods. We have developed strategies to mitigate or partially offset the impact, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales denominated in both U.S. Dollars and Euros. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. During the first half of 2007, the Brazilian Real strengthened by 9.9%.

In addition, commodity prices increased very rapidly during 2005, 2006 and into 2007. Due to competitive markets, we were not able to fully recover these cost increases through price increases and other cost savings. Increases in raw material, energy and certain commodity costs have had a material adverse impact on our operating results during these periods. For example, from January 1, 2006 through July 31, 2007, the price of copper, which has a significant impact on the cost of our products, has increased by approximately 28.0%. We have developed strategies to mitigate or partially offset the impact, which include aggressive cost reduction actions, cost optimization engineering strategies, selective in-sourcing of components where we have available capacity, continued consolidation of our supply base, and acceleration of low-cost country sourcing. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers, including seeking mechanisms that would result in more timely adjustment of pricing in reaction to changing material costs. While we believe that our mitigation strategies eventually will offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. As we raise prices to cover cost increases, it is possible that customers may react by choosing to purchase their requirements from alternative suppliers.

We engaged AlixPartners during the third quarter of 2005 to assist in the restructuring plans of the Engine & Power Train business. The plans focused on improving the group's profitability and included eliminating significant duplicate capacity, among other cost reduction efforts. We believe participation by AlixPartners has allowed us to progress in effecting these changes in a shorter time frame than it otherwise could have achieved. During the first two quarters of 2007 and the full year of 2006, the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company recognized fees of $5.3 million and $21.1 million, respectively, related to the AlixPartners engagement.

On December 9, 2006, we entered into a new letter agreement with AlixPartners and its affiliate, AP Services, LLC. This agreement provided for AlixPartners to continue to provide interim management, financial advisory, and consulting services for our Engine and Power Train Group, but altered the amounts and timing of payments that would be due to AlixPartners over the subsequent nine months. The new agreement replaced provisions that determined an amount of "success" fee based upon computations of cost savings with a mutually agreed upon fixed amount so that we would have greater certainty concerning our future cash outflows. These payments were complete effective July 31, 2007.

On January 19, 2007, we entered into an addendum to our agreement with AP Services LLC that, among other things, added additional tasks to be performed by AP Services, including providing the services of James J. Bonsall to serve as our interim President and Chief Operating Officer. A copy of this addendum was included with the Current Report on Form 8-K that we filed on January 25, 2007.

We expect that fees paid to AlixPartners will be substantially reduced in 2007, as their work at the Engine & Power Train Group is essentially complete. However, AlixPartners fees will continue to be incurred after our new Chief Executive Officer assumes his duties, through a yet-to-be determined transition period.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. In this regard, improvements in inventory management practices, including the completion of restructuring programs which required temporary increases in inventory levels to accommodate production transfers, have resulted in positive working capital as of June 30, 2007. Our cash flow is highly sensitive to the price of copper and other commodities and our ability to recover higher commodity costs. While we have been proactive in addressing the volatility of these costs, including executing forward purchase contracts to cover more than 75% of our anticipated copper requirements for 2007, continued rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. Any such increases in cost that could not be recovered through increases in selling prices would make it more difficult for us to achieve our business plans and to remain in compliance with the adjusted EBITDA covenants included in our financing arrangements. We are currently in compliance with these covenants, but our continued compliance will be dependent on a significant improvement in our operating results from those reported in 2006. Failure to maintain compliance with these covenants would have a material adverse effect on our financial position, results of operations and cash flows. See "Adequacy of Liquidity Sources" for further discussion. In addition, our cash flow is also dependent on our ability to efficiently manage our capital spending. We use cash return on invested capital as a measure of the efficiency with which assets are deployed to increase earnings. Improvements in our return on invested capital will depend on our ability to maintain an appropriate asset base for our business and to increase productivity and operating efficiency.

Upon the completion of the divestiture of the respective divisions of the Electrical Components business segment and other potential divestitures, we will be re-evaluating our corporate infrastructure in relation to the level of business activity that remains. This analysis could result in new restructuring programs. While no such activities have been planned at this time, these and other potential actions

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

could result in restructuring and/or asset impairment charges in the foreseeable future and, accordingly, could have a significant effect on our consolidated financial position and future operating results.

On August 1, 2007, we announced the appointment of Edwin "Ed" L. Buker as our permanent Chief Executive Officer. Mr. Buker's appointment will be effective on August 13, 2007. The principal terms of our employment agreement with Mr. Buker were disclosed in a Current Report on Form 8-K that we filed on August 6, 2007. James Bonsall, who has been our President and Chief Operating Officer since January of this year, will continue to provide services to the Company through a transition period that has yet to be determined. Given that a significant portion of Mr. Buker's compensation will be based upon performance objectives, we cannot say with certainty whether his compensation costs will be greater than or less than fees paid to AlixPartners during the tenure of Mr. Bonsall as our principal executive officer.

In addition, in accordance with a settlement agreement dated April 2, 2007 between the Company, members of its board of directors, members the Herrick family and parties affiliated with them, Mr. Albert A. Koch resigned from our board of directors effective July 31, 2007, as was also disclosed in the Current Report on Form 8-K that we filed on August 6, 2007.

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

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

THREE MONTHS ENDED JUNE 30,
(dollars in millions)                                   2007      %        2006      %
                                                      -------   -----    -------   -----
Net sales                                             $ 350.7   100.0%   $ 349.4   100.0%
Cost of sales                                           323.3    92.2%     333.7    95.5%
Selling and administrative expenses                      34.7     9.9%      34.3     9.8%
Impairments, restructuring charges, and other items       0.9     0.3%       2.7     0.8%
                                                      -------            -------
Operating loss                                           (8.2)   (2.3%)    (21.3)   (6.1%)
Interest expense                                        (10.3)   (2.9%)     (7.0)   (2.0%)
Interest income and other, net                            1.8     0.5%       3.1     0.9%
                                                      -------            -------
Loss from continuing operations before taxes            (16.7)   (4.7%)    (25.2)   (7.2%)
Tax benefit                                              (2.2)    0.6%      (6.9)    2.0%
                                                      -------            -------
Loss from continuing operations                        ($14.5)   (4.1%)   ($18.3)   (5.2%)
                                                      =======            =======

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Consolidated net sales from continuing operations in the second quarter of 2007 increased to $350.7 million from $349.4 million in 2006. Sales increases attributable to the Compressor segment ($23.7 million, of which $19.6 was due to the effect of currency translation) were offset by a substantial decline ($22.4 million) in sales in the Engine & Power Train segment.

Cost of sales was $323.3 million in the three months ended June 30, 2007, as compared to $333.7 million in the three months ended June 30, 2006. As a percentage of net sales, cost of sales was 92.2% and 95.5% in the second quarters of 2007 and 2006, respectively. Unfavorable foreign currency exchange rates and higher commodity costs were offset by efficiency improvements and overhead reductions, particularly at the Engine & Power Train segment.

Selling, general and administrative ("SG&A") expenses were $34.7 million in the three months ended June 30, 2007, as compared to $34.3 million in the three months ended June 30, 2006. As a percentage of net sales, selling, general and administrative expenses were 9.9% and 9.8% in the second quarters of 2007 and 2006, respectively. Reductions in SG & A were attributable to overhead cost improvements that resulted from our restructuring efforts over the past year, particularly at the Engine & Power Train group, although these advances were somewhat offset by costs associated with professional fees. Fees paid to AlixPartners were reduced over the prior year; $2.2 million was expensed in the second quarter of 2007 for AlixPartners services, including the services of James Bonsall, while $4.1 million was incurred in the second quarter of 2006 for their consulting services provided to our Engine & Power Train business. However, professional fees for the business as a whole were $10.9 million in the second quarter of 2007 (as compared to $7.7 million in the same period of 2006), which included $6.2 million in fees associated with the amendments to our First and Second Lien credit agreements, the legal proceedings relating to governance issues, and our efforts to market portions of the business.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

There were $0.9 million in impairments, restructuring charges or other items in the three months ended June 30, 2007, compared to $2.7 million in the three months ended June 30, 2006. As a result of the previously announced closure of our Engine & Power Train facility in New Holstein, Wisconsin and the associated curtailment of pension and retiree benefits of its employees, we recognized a net gain of $6.9 million ($0.37 per share) in the second quarter of 2007. We also recorded $5.7 million ($0.31 per share) in obsolescence charges associated with the completion of our lawn and garden selling season and the cessation of business sourced from Brazil at the Engine & Power Train group, and $2.0 million ($0.11 per share) in charges related to a reduction in force executed during the period across several of our business units. During the second quarter of 2006, we incurred asset impairment and other charges of $2.6 million ($0.14 per share) related to the Engine & Power Train business for the consolidation of transmission production into a single U.S. facility.

Interest expense amounted to $10.3 million in the second quarter of 2007 compared to 7.0 million in the second quarter of 2006. The increase was primarily related to the amortization of debt costs ($2.1 million).

Interest income and other, net was $1.8 million in the second quarter of 2007 compared to $3.1 million in the second quarter of 2006.

The consolidated condensed statement of operations reflects a $2.2 million income tax benefit for the second quarter 2007 and a $6.9 million income tax benefit for the second quarter 2006. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," and are applied on a jurisdiction by jurisdiction basis.

At June 30, 2007 and 2006, full valuation allowances were recorded for net operating loss carryovers for those tax jurisdictions in which we are in a cumulative three year loss position. Although we reported a 0% U.S. federal tax provision in total, paragraph 140 of SFAS 109 requires that we allocate taxes across all categories of income or loss, including continuing operations, discontinued operations, and Other Comprehensive Income (OCI). In the three months ended June 30, 2007, we recorded net losses from continuing and discontinued operations, but income in OCI. In the three months ended June 30, 2006, we reported losses from continuing operations, but income in OCI, as well as income from discontinued operations. In accordance with paragraph 140, we recorded federal tax benefits for continuing operations, and federal tax expense in discontinued operations and OCI. The net result was an effective rate in the U.S. federal jurisdiction of 0%. Since we pay taxes in various states there is also an expense recorded in the U.S. that is related to separate company state tax liabilities, including state tax expense that is recorded in discontinued operations. As of June 30, 2007, the valuation allowance related to the Europe subsidiary of our Compressor business segment was released, since this business now has cumulative three year income and management believes that realization of the deferred tax asset is more likely than not. The net impact of this change decreased income tax by $0.4 million in the second quarter.

Net loss from continuing operations in the second quarter of 2007 was $14.5 million ($0.78 per share) as compared to net loss of $18.3 million ($0.99 per share) in the second quarter of 2006. The improvement was the result of the factors described above.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reportable Operating Segments

The segment financial information presented in this report is for our two reportable operating segments for the periods presented: Compressor and Engine & Power Train. Previously, we also reported an Electrical Components product segment; however, as a result of the decision made by our board of directors to sell all of the businesses associated with that segment, its operations are no longer reported in continuing operations before tax. Financial measures regarding each segment's income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items ("operating income") and income (loss) before interest, other expense and income taxes and impairments, restructuring charges, and other items divided by net sales ("operating margin") are not measures of performance under accounting principles generally accepted in the United States (U.S. GAAP). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with U.S. GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income (loss) before interest, other expense and income taxes, impairments, restructuring charges, and other items to income before provision for income taxes, see Note 6 in the Notes to our Consolidated Condensed Financial Statements.

     Compressor Products

Second quarter 2007 sales in the Compressor segment increased to $297.0 million from $273.3 million in the prior year. $19.6 million of the $23.7 million increase in sales was due to the effects of foreign currency translation. Sales increases in this segment were led by the refrigeration and freezer product lines (up $16.3 million), an increase of 17.3%. The majority of this increase was attributable to pricing advances and foreign currency translation; however, growth in new markets in India also contributed to the increase. Sales were also higher for the commercial compressor product lines (up $8.4 million). This sales increase was attributable to pricing advances rather than unit volumes.

Compressor business operating results for the second quarter of 2007 were income of $10.8 million compared to an operating loss of $3.8 million in the second quarter of 2006. The higher operating income of $14.6 million was attributable to the net favorable impact of volume and pricing changes ($18.7 million) and productivity and other improvements ($7.0 million). These year-on-year improvements were partially offset by unfavorable foreign currency exchange rates ($5.5 million). For the second quarter, the Brazilian Real was on average 9.0% stronger against the U.S. Dollar in 2007 versus 2006. The price of copper and other commodities also contributed unfavorably to results in the second quarter of 2007. Including the effects of hedging activities, the Company estimates that the continued escalation in commodity pricing decreased operating income by approximately $6.6 million compared to the second quarter of 2006.

     Engine & Power Train Products

Engine & Power Train business sales were $49.1 million in the second quarter of 2007 compared to $71.5 million for the same period a year ago. Declines were led by engines for walk behind mowers (down $7.2 million), a decline of 26.9%. Sales of engines for snowthrowers declined by $7.1 or 44.0%

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

when compared to the second quarter of 2006. This decline was due to the carryover of excess inventories from the prior season by our customers and retailers, as well as conservative buying patterns by those same customers as we enter the current selling season. Engines for generators were also down by $3.1 million, declining by 66.0%, due to the lack of significant hurricane or other storm activity in recent months. Engines for riding mowers were down by $1.6 million or 30.9%. Reductions in both walk behind and riding mower engines were a result of the disruption in supply from Brazil, as customers sought alternative supply sources. The remaining decreases in the Engine & Power Train Group were spread across multiple product lines.

Engine & Power Train business operating loss for the second quarter of 2007 was $8.5 million compared to a loss of $11.2 million during the same period a year ago. Productivity and purchasing improvements accounted for $12.7 million of the favorable results. In addition, while $4.1 million in fees were paid to AlixPartners in the second quarter of 2006, no such expense was recorded in the same period of 2007. These improvements to second quarter 2007 results were offset by the impact of volume declines of $13.0 million.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

SIX MONTHS ENDED JUNE 30,
(dollars in millions)                                   2007      %        2006      %
                                                      -------   -----    -------   -----
Net sales                                             $ 707.9   100.0%   $ 686.4   100.0%
Cost of sales                                           651.9    92.1%     649.4    94.6%
Selling and administrative expenses                      70.4     9.9%      71.2    10.4%
Impairments, restructuring charges, and other items      (0.5)   (0.1%)      3.2     0.5%
                                                      -------            -------
Operating loss                                          (14.0)   (2.0%)    (37.4)   (5.5%)
Interest expense                                        (18.9)    2.6%     (11.1)    1.6%
Interest income and other, net                            3.7     0.5%       8.3     1.2%
                                                      -------            -------
Loss from continuing operations before taxes            (29.2)   (4.1%)    (40.2)   (5.9%)
Tax expense (benefit)                                    (3.2)    0.5%      (9.6)   (1.4%)
                                                      -------            -------
Loss from continuing operations                        ($26.0)   (3.6%)   ($30.6)   (4.5%)
                                                      =======            =======

Consolidated net sales from continuing operations in the first six months of 2007 increased to $707.9 million from $686.4 million in 2006. Excluding the increase in sales due to the effects of currency fluctuation of $33.0 million, 2007 first half sales decreased by $11.5 million or 1.7%. Sales increases attributable to the Compressor segment were more than offset by a significant decline in sales in the Engine & Power Train segment.

Cost of sales was $651.9 million in the six months ended June 30, 2007, as compared to $649.4 million in the six months ended June 30, 2006. As a percentage of net sales, cost of sales was 92.1% and 94.6% in the first six months of 2007 and 2006, respectively. Pricing advances, net of unfavorable volume impacts, led the year-on-year improvement. Productivity and purchasing improvements also contributed favorably to 2007 results. These favorable results were offset by unfavorable foreign currency rates and higher commodity costs.

Selling, general and administrative expenses were $70.4 million in the six months ended June 30, 2007, as compared to $71.2 million in the six months ended June 30, 2006. As a percentage of net

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sales, selling, general and administrative expenses were 9.9% and 10.4% in the first six months of 2007 and 2006, respectively. Reductions in SG & A were attributable to overhead cost improvements that resulted from our restructuring efforts over the past year, particularly at the Engine & Power Train group, although these advances were somewhat offset by costs associated with professional fees. Fees paid to AlixPartners were reduced over the prior year; $5.3 million was expensed in the first six months of 2007 for AlixPartners services, including the services of James Bonsall and other supporting personnel, while $13.1 million was incurred in the same period of 2006 for their consulting services provided to our Engine & Power Train business. However, professional fees for the business as a whole were $22.1 million in the first six months of 2007, (as compared to $18.9 million in the first six months of 2006), which included $15.5 million in fees associated with the amendments to our First and Second Lien credit agreements, the legal proceedings relating to governance issues, and our efforts to market portions of the business.

Impairments, restructuring charges and other items were a credit of $0.5 million ($0.03 per share) in the six months ended June 30, 2007, compared to expense of $3.2 million ($0.17 per share) in the three months ended June 30, 2006. As a percentage of net sales, impairments, restructuring charges and other items were (0.1%) and 0.5% respectively in 2007 and 2006. As a result of the previously announced closure of our Engine & Power Train facility in New Holstein, Wisconsin and the associated curtailment of pension and retiree benefits of its employees, we recognized a net gain of $6.9 million ($0.37 per share) in the second quarter of 2007. We also recorded $5.7 million ($0.31 per share) in obsolescence charges associated with the completion of our lawn and garden selling season and the cessation of business sourced from Brazil at the Engine & Power Train group, and $2.0 million ($0.11 per share) in charges related to reductions in force executed during the period across several of our business units.

During the second quarter 2006, we incurred asset impairment and restructuring charges of $2.6 million ($0.14 per share) related to the Engine & Power Train business for the consolidation of transmission production into a single U.S. facility. First quarter 2006 charges amounted to $0.6 million ($0.03 per share) and were the result of the continuation of previously announced programs.

Included in Selling, General and Administrative expenses are corporate expenses of $20.0 million for the first six months of 2007. These expenses increased from $8.2 million in the prior year, primarily as a result of increases in professional fees as discussed above.

Interest expense amounted to $18.9 million in the first six months of 2007 compared to $11.1 million in the first six months of 2006. The increase was primarily related to the amortization of debt costs ($3.4 million), and the higher average interest rates associated with our current borrowing arrangements as compared to the same period in 2006.

Interest income and other, net was $3.7 million in the first six months of 2007 compared to $8.3 million in the first six months of 2006. In 2006, we recognized a gain of $3.6 million ($2.6 million net of tax or $0.14 per share) on the sale of our interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand during the first quarter. The sale of the stock was completed in conjunction with the end of a licensing agreement between the Company's Compressor operations and Kulthorn Kirby. The remainder of the decrease in 2007 was due to lower interest income on lower cash balances.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated statement of operations reflects a $3.2 million income tax benefit for the first six months of 2007 and a $9.6 million income tax benefit for the first six months of 2006. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category of income (such as other comprehensive income or discontinued operations), tax expense is first allocated to the other sources of income with a related benefit recorded in continuing operations pursuant to SFAS 109, paragraph 140. The first six months of 2007 reflects a tax benefit in both continuing and discontinued operations, and a tax expense in other comprehensive income. The first six months of 2006 reflects a tax benefit in the statement of operations and tax expense in other comprehensive income and discontinued operations.

At June 30, 2007 and December 31, 2006, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the Company believes it is not more likely than not that the deferred taxes will be realized.

Net loss from continuing operations in the first six months of 2007 was $26.0 million ($1.40 per share) as compared to net loss of $30.6 million ($1.66 per share) in the first six months of 2006. The change was primarily the result of the factors described above.

     Compressor Products

Compressor business sales in the first six months of 2007 increased to $586.3 million from $524.8 million in the first six months of 2006. Excluding the increase in sales due to the effects of foreign currency translation of $31.5 million, sales increased by 5.7% in the first six months of 2007. Sales increases in this segment were led by the refrigeration and freezer product lines (up $36.8 million), an increase of 20.3%. While the majority of this increase was attributable to pricing advances and foreign currency translation, growth in new markets in India also contributed to the increase. While sales were also higher for the commercial compressor product lines (up $20.3 million or 8.3%), this sales increase was attributable to pricing advances rather than unit volumes.

Operating income for the six months ended June 30, 2007 amounted to $21.3 million compared to $2.8 million for the first six months of 2006. The higher operating income was attributable to price advances, net of volume impacts ($41.9 million) and productivity, purchasing, and other improvements ($16.0 million). These improvements were offset by unfavorable currency exchange impacts ($21.8 million) and higher commodity costs ($17.5 million). Through the first six months of 2007, the Brazilian Real was on average 7.1% stronger against the U.S. Dollar compared to the same period in 2006, and the average price of copper increased by 10.8% over the same period.

     Engine & Power Train Products

First half 2007 sales amounted to $112.1 million compared to $152.4 million in the first half of 2006. The decline in sales for the first half of the year was primarily due to the lower sales of $12.3 million or 19.8% in engines for walk behind mowers. Sales of engines for snowthrowers declined by $7.4 million or 43.8% when compared to the first six months of 2006. This decline was due to the carryover of excess inventories from the prior season by our customers, as well as conservative buying patterns by

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

those same customers as we enter the current selling season. Engines for generators were also down by $7.8 million, a decline of 67.3%, due to lack of significant hurricane or other storm activity in recent months. Engines for riding mowers were also down by $4.1 million or 24.1%. Reductions in both walk behind and riding mower engines were a result of our disruption in supply from Brazil, as customers sought alternative supply sources. The remaining decreases in the Engine & Power Train Group were spread across multiple product lines.

For the first half of 2007, the business incurred an operating loss of $16.5 million compared to an operating loss of $29.7 million in 2006. Productivity and purchasing improvements of $15.0 million contributed to the favorable result; in addition, fees paid to AlixPartners were reduced by $11.8 million year-on-year. These improvements were offset by the effect of volume declines, net of pricing impacts, of $9.2 million. In addition, a gain of $3.5 million was recorded in the first half of 2006 on the sales of our facility in Douglas, Georgia, whereas no similar gain was realized in 2007.

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

We had accrued $3.1 million and $3.3 million at June 30, 2007 and December 31, 2006, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

Cash Flow

For the first six months of 2007, cash used by operations amounted to $24.0 million, reflecting an operating loss of $105.0 million offset by adjustments to working capital of $81.0 million. Accounts

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

receivable increased by $19.2 million from the beginning of the year. This increase was the result of several factors. First, the seasonality of the Company's sales patterns resulted in higher sales in the second quarter of the year when compared to the fourth quarter of 2006. More specifically, sales in the last two months of the respective quarters -- which is the primary driver of the accounts receivable balance -- increased by $25.1 million in the May 1 to June 30, 2007 period when compared to November and December of 2006. In addition, when evaluating days to collection for outstanding receivables, there was an increase of three days to collection as of June 30, 2007 when compared to the end of 2006. This increase was driven by the Compressor segment, whose days sales outstanding ("DSO") increased from 61 at the end of the year to 64 at June 30 (before consideration for discounted accounts receivable at the segment's foreign subsidiaries), due to increased time for collection at its Brazilian subsidiary. The Engine & Power Train segment also increased its days sales outstanding, from 54 at the end of the year to 56 as of June 30. Although DSO trends improved in North America for Engine & Power Train, the metric was significantly higher at June 30 for the UK operation when compared to the end of 2006. Volumes for the UK operation were a much higher proportion of overall segment sales at the end of June, and payment terms were significantly longer than in North America. In contrast, inventories decreased by $34.3 million since the beginning of the year, reflecting improvements in days inventory on hand at the Compressor and Engine & Power Train business segments. Increases to accounts payable and other accrued expenses and liabilities (up $35.7 million since January 1, 2007) were also included in working capital adjustments. Most of the remainder of the cash adjustments to working capital is due to the effects of foreign currency translation.

In evaluating its balance sheet metrics, the Company considers the days sales outstanding and days inventory on hand metrics to be more relevant when comparing year-over-year periods than when comparing the current period to year-end, as it removes any seasonality of our sales patterns from the comparison. Average days sales outstanding were 64 days at June 30, 2007 versus 62 days at June 30, 2006, before giving effect to receivables sold. Days inventory on hand were 64 days at June 30, 2007, down from 74 days at June 30, 2006, due to improving management of inventory balances.

Cash used by investing activities was $3.4 million in the first six months of 2007 versus cash provided by investing activities of $96.1 million for the same period of 2006. $130.9 million in proceeds were received from the sale of assets during 2006, while $2.0 in proceeds were recorded in the first six months of 2007. Included in the 2006 sales was the sale of Little Giant Pump Company for $120.7 million, the Company's 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of the Company's former Douglas, Georgia manufacturing facility for $3.5 million. In addition, the Company acquired a small Australian-based company, which owned patents related to the manufacturing of certain types of electric motors, which were applicable to both our Electrical Components and Compressor segments. The entire purchase price was allocated to amortizable intangible assets. Capital expenditures were reduced by $27.4 from the prior year, from $32.8 million in 2006 to $5.4 million in 2007.

Cash used by financing activities was $1.5 million in the first six months of 2007 as compared to a use of cash of $15.3 million in the same period of 2006. During the first quarter 2006, the remaining outstanding balances of our Senior Guaranteed Notes, Revolving Credit Facility and Industrial Revenue Bonds were replaced by a new financing package that included a $275 million First Lien Credit Agreement (later revised to $250 million) and a $100 million Second Lien Credit Agreement.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capitalization

In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our First Lien Credit Agreement, long-term debt under our Second Lien Credit Agreement, and foreign bank debt to fund our capital expenditures and working capital requirements. For the six months ended June 30, 2007 and December 31, 2006, our average outstanding debt balance was $291.0 million (excluding debt for TMT Motoco) and $373.0 million, respectively. The weighted average long-term interest rate, including the effect of hedging activities, was 9.3% and 9.2% for the respective periods.

Accounts Receivable Sales

Certain of our Brazilian, Asian, and European subsidiaries periodically sell their accounts receivable to financial institutions. Such receivables are factored with recourse to us and, in the case of Brazil and Europe, are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $90.3 million and $46.5 million as of June 30, 2007 and December 31, 2006, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements. However, in 2006 and through the second quarter of 2007 cash flows from operations were negative and we have had to rely on existing cash balances, proceeds from credit facilities and asset sales to fund our needs.

Throughout the second quarter, our main domestic credit facilities were provided under a $250 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. Both agreements provide for security interests in substantially all of the Company's assets and specific financial covenants related to EBITDA (as defined under the agreements and hereafter referred to as our "Adjusted EBITDA"), capital expenditures, fixed charge coverage, and limits on additional foreign borrowings. The Adjusted EBITDA covenant applies through December 31, 2007, and a four-quarter fixed charge coverage ratio covenant applies beginning on December 31, 2007. During the second quarter, the weighted average annual interest rate on our borrowings under these agreements was 9.3%.

Under the terms of the First Lien Credit Agreement, as of June 30, 2007 we had the capacity for additional borrowings under the borrowing base formula of $30.7 million in the U.S. and $24.9 million in foreign jurisdictions. Both the First Lien Credit Agreement and the Second Lien Credit Agreement have terms expiring in November, 2009.

On July 3, 2007, we signed an agreement with Regal Beloit Corporation to sell the Residential & Commercial and Asia Pacific divisions of the Electrical Components business segment to Regal Beloit for $220 million in cash, subject to adjustments for working capital changes and a hold back of certain proceeds in escrow for up to eighteen months to cover any potential claims that may arise from any breach of representations and warranties as well as the resolution of certain contingencies. Net proceeds of this sale transaction at closing are estimated to be approximately $195 million. The proceeds will be utilized to repay our Second Lien lender in full, including principal, prepayment

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

penalties and fees, and both cash and PIK interest. The remainder of the proceeds, or approximately $90 million, will be utilized to reduce the outstanding balance on our First Lien debt.

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

As part of the April 9, 2007 amendments to our First and Second Lien Credit Agreements, the minimum cumulative Adjusted EBITDA levels (measured from October 1, 2006) for the 2007 quarterly periods (in millions) were set at:

Quarterly Period Ending   First Lien Agreement   Second Lien Agreement
-----------------------   --------------------   ---------------------
March 31, 2007                   ($8.0)                 ($10.0)
June 30, 2007                   $ 17.0                 $  15.0
September 30, 2007              $ 42.0                 $  40.0
December 31, 2007               $ 62.0                 $  60.0

As defined by the credit agreements, as of June 30, 2007 our cumulative Adjusted EBITDA was $23.6 million or $6.6 million in excess of the covenant levels.

Upon the closing of the sale transaction of the Residential & Commercial and Asia Pacific portions of our Electrical Components business, we expect our minimum cumulative Adjusted EBITDA levels to be modified to reflect the removal of a pro-rata share of a percentage of the 2007 forecasted financial results of those business units, as follows (in millions):

Quarterly Period Ending   First Lien Agreement
-----------------------   --------------------
September 30, 2007                $41.1
December 31, 2007                 $57.3

These levels of Adjusted EBITDA are subject to further adjustment if certain business units or product lines are sold during the period. In addition, other terms of the amendments included limitations on the amounts of capital expenditures and professional fees during the term of the agreements.

If a permanent Chief Executive Officer was not hired by May 1, 2007, the amendment to our Second Lien credit agreement provided for a 2.5% per annum step-up in cash interest rate from that day forward until such time as a permanent CEO was hired. However, the agreement also provided that the additional interest would not be assessed beginning May 1 if the CEO candidate had not assumed his or her duties due either to a personal emergency or inability to reach agreement on terms of employment, or if the Company continued to apply its best efforts to engage the new CEO. On August 1, 2007, we announced that we had appointed a permanent Chief Executive Officer. Since the conditions of the credit agreement were met through the date of the CEO's appointment, the additional interest was not assessed.

We paid $625,000 in fees, plus expenses, to the First Lien lender on April 9, 2007 upon execution of the April 9 amendment. In addition to fees paid of $750,000, plus expenses, to the Second Lien lender,

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

on April 9 we also granted the Second Lien lender a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued at $7.3 million or $5.29 per share, expires five years from the date of the execution of this amendment to the Second Lien credit agreement. These costs are being accounted for as additional interest expense over the remaining terms of the credit agreements, subject to acceleration upon full repayment of the debt, which we expect to occur in the third quarter of 2007.

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

The Second Lien Credit Agreement provides for additional PIK interest at the rate of 5.0% if outstanding debt balances are not reduced by certain specified dates. This additional PIK interest would apply to the difference between a target amount of aggregate reduction in debt and the actual amount of first and second lien debt reduction according to the following milestones:

Milestone Date       Aggregate Reduction
--------------       -------------------
June 30, 2007        $20.0 million
September 30, 2007   $40.0 million
December 31, 2007    $60.0 million

As of June 30, 2007, there had been no reduction in the balance of the Second Lien Credit Agreement. Therefore, the additional PIK interest will apply effective beginning July 1, 2007 until such time as those debt balances are reduced by $20 million. We expect this reduction to occur upon the closing of the sale transaction of the Residential & Commercial and Asia Pacific portions of our Electrical Components business to Regal Beloit Corporation as referenced above.

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

With the completion of the sale of the Residential and Commercial division of our Electrical Components business to Regal Beloit Corporation, we will achieve substantial debt reduction in the United States. To complete the transaction, we will need to obtain additional modifications to the terms of our credit agreements to close the sale transaction. We will be seeking additional modifications to our debt arrangements with our First Lien lender to provide for more favorable terms in light of the substantial debt reduction. Accordingly, we would expect to remain in compliance with the terms of our debt agreements. However, in the event that we fail to close the sale transaction and we fail to improve performance through the measures noted above, our ability to raise additional funds through debt financing or further modifications to our lending arrangements will be limited.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the judicial restructuring, all the debt associated with TMT Motoco ($89.5 million) has been removed from our Consolidated Balance Sheet at June 30, 2007. After giving effect to this reclassification, as well as the amendments to the First and Second Lien agreements, our payments by period as of June 30, 2007 for our long-term contractual obligations are as follows:

                                 Payments by Period (in millions)
                              -------------------------------------
                              Total    Less than 1 Year   1-3 Years
                              ------   ----------------   ---------
Debt Obligations              $290.6         $70.3          $220.3
Interest Payments on Debt *     79.3          26.4            52.9

* Debt levels are assumed to remain constant. Interest rate debt obligations are assumed to remain constant at the current weighted average rate of 9.1%.

These scheduled maturities do not consider any of the targeted debt reductions that are incorporated, but not mandated, in our credit agreements, nor do they incorporate our anticipated reduction in debt upon completion of the sale of the Residential & Commercial and Asia Pacific divisions of the Electrical Components business unit.

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

In addition to the significant accounting policies described in our Annual Report on Form 10-K for the period ended December 31, 2006, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

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

The outlook for the balance of 2007 is subject to the same variables that have negatively impacted us throughout 2006 and the first half of 2007. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, we do not expect these factors to become any more favorable in the foreseeable future. Certain key commodities, including copper and aluminum, continue to trade at elevated levels compared to recent history. From January 1, 2006 through July 31, 2007, the price of aluminum increased approximately 12%, and the price of copper increased 69% in the same time frame. In the first six months of 2007 alone, copper prices escalated by 21%. While copper forward purchase contracts obtained prior to the cost increase have allowed us to maintain costs consistent with, or slightly better than, our 2007 business plan, future costs are expected to continue to rise. We currently hold approximately 70% of our total projected copper requirements for the remainder of 2007 in the form of forward purchase contracts, which will provide us with substantial (though not total) protection from further price increases during the year but also will detract from our ability to benefit from any price decreases. The continued escalation of copper prices through 2007 and into 2008 and beyond could have a long-term unfavorable impact on our results of operations, if adequate pricing increases cannot be obtained from our customers.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Brazilian Real continues to strengthen against the dollar, and strengthened 12.2% from January 1, 2007 to July 31, 2007. From April 1 through June 30, 2007, the Real strengthened by 6.4%. Recently, we have also been unfavorably affected by the strengthening of the Indian Rupee, which strengthened by 6.0% in the second quarter of 2007. Net of currency hedging activities, this continued strengthening of the Real and the recent strengthening of the Rupee affected our operating results unfavorably by approximately $9.5 million when compared to our 2007 plan.

Lack of storm activity has significantly reduced sales of engines used for generators and snowthrowers, and has left us and the industry with above normal inventory levels.

Nonetheless, we expect the operating results of both of our business segments to improve in the third quarter of 2007 when compared to the results of the comparable 2006 period. Pricing adjustments in the Compressor group, implemented to offset the escalating price of copper, are the most significant improvement expected in that segment when compared to the prior year. In addition, operational efficiencies and productivity improvements in the Compressor Group are expected to improve operational margins when compared to the third quarter of 2006.

Despite the expectation of continued lower levels of sales in the Engine & Power Train group because of unfavorable market conditions, results in that group are expected to improve over the third quarter of 2006 excluding restructuring charges. The improvement continues to be driven by the overall restructuring efforts implemented under the direction of AlixPartners. As part of these efforts, as previously mentioned, we will be completing the closure of our engine facility in New Holstein, Wisconsin in the third quarter of 2007. As a result of the associated curtailment of pension and retiree benefits of the New Holstein employees, future pension and retiree health care expense will decrease by $0.9 million per quarter.

The restructuring plan for our Brazilian engine subsidiary, TMT Motoco, was submitted in late May, and the plan is currently under the consideration of the Brazilian court. Deliveries for the 2007 lawn and garden season are essentially complete. Based on the Brazilian court's evaluation of our submitted restructuring plan, we may implement one of several alternatives for the future of TMT Motoco and the products that have been manufactured at that facility. The range of potential outcomes includes resuming full scale production, minimal production and/or rental of the facility, or a controlled liquidation. At this time, we expect that the most likely outcome will be a controlled liquidation.

As part of our efforts to improve profitability and reduce the consumption of capital resources, we continue to seek price increases to cover our increased input costs, and expect that further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms will be necessary. As part of these efforts, we announced certain operational actions and staff reductions on April 27, 2007 at both the Compressor and Engine & Power Train business units. While no specific further actions have been approved, we believe that such actions will contribute to restoring our profitability, will help to mitigate such negative external factors as currency fluctuation and increased commodity costs, and will result in improved operating performance in all business segments in 2007. Upon the completion of the divestiture of the respective divisions of the Electrical Components business segment and other potential divestitures, we will be re-evaluating our corporate infrastructure in relation to the level of business activity that remains. This analysis could result in new restructuring programs. While no such activities have been planned at this time, these and other potential actions could result in restructuring and/or asset impairment charges in the foreseeable future and, accordingly, could have a significant effect on our consolidated financial position and future operating

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

results.

Our weighted average interest rate for long-term debt through the first six months of 2007 was substantially higher than the same period a year ago, contributing to higher interest expense on approximately similar levels of debt. As well, the Second Lien Credit Agreement provides for additional paid in kind ("PIK") interest at the rate of 5.0% if outstanding debt balances are not reduced by certain specified dates. We began incurring this interest cost on July 1, 2007.

The Second Lien Credit Agreement also provides for an additional 2.5% in PIK interest if certain assets are not sold by December 31, 2007. Sources of funds to make the principal reductions could include, but are not limited to, cash from operations, reductions in working capital, or asset sales.

Our success in generating cash flow will depend, in part, on our ability to efficiently manage working capital. In this regard, improvements in inventory management practices, including the completion of restructuring programs which required temporary increases in inventory levels to accommodate production transfers, have resulted in positive working capital as of June 30, 2007.

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

On July 3, 2007, we announced that we had signed an agreement with Regal Beloit Corporation to sell to Regal Beloit the Residential & Commercial and Asia Pacific divisions of our Electrical Components business segment for $220 million in cash, subject to adjustments for working capital changes and a hold back of certain proceeds in escrow for up to eighteen months to cover any potential claims that may arise from any breach of reps and warranties as well as the resolution of certain contingencies. . Completion of this transaction, which is subject to regulatory approval by the Federal Trade Commission and other customary closing conditions, is currently expected to close in the third quarter. The principal terms of our purchase agreement with Regal Beloit were disclosed in a Current Report on Form 8-K that we filed on July 10, 2007, and the purchase agreement is filed with this report as Exhibit 10.1.

Due to the continued strengthening of the Brazilian Real, declines in sales volumes at the Engine & Power Train business segment, and continued increases in the cost of commodities such as copper, we no longer expect to achieve our original financial plan, nor can we provide assurance that the business would meet our EBITDA covenants after adjustment for the sale to Regal Beloit Corporation or other potential asset sales, due to our inability to project when such sales may close. In order to close the sale transaction with Regal Beloit, we will be entering into amendments to modify the credit agreements with our First and Second Lien lenders to permit actions necessary to prepare the sold asset for sale, in accordance with the terms of the purchase agreement. As part of this process, we will also seek additional amendments that will re-define our EBITDA covenants, to align those requirements with businesses that can reasonably be expected to remain part of our continuing operations.

Net proceeds of this sale transaction at closing are estimated to be approximately $195 million. The proceeds will be utilized to repay our Second Lien lender in full, including principal, prepayment penalties and fees, and both cash and PIK interest. The remainder of the proceeds, or approximately $90 million, will be utilized to reduce the outstanding balance on our First Lien debt.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are also evaluating further potential sales of product lines, divisions, and various idle assets of the Company, including real estate, equipment, and Company aircraft. The proceeds from any such sales would be used to reduce our indebtedness. With respect to idle assets, we expect to realize proceeds of approximately $12 million prior to the end of the year.

In addition, we are in the process of finalizing the audit of our 2003 tax year, the resolution of which is expected to result in the refund of federal income taxes previously paid of approximately $13.0 million. Receipt of such proceeds is dependent upon final resolution of these audits, estimated to occur within the next four to seven months.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices, and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of our policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in our Annual Report on Form 10-K in Item 7A and in Notes 1 and 14 of the Notes to Consolidated Financial Statements. We do not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first six months of 2007.

We are subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. We do, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is our policy not to purchase financial and/or derivative instruments for speculative purposes. At June 30, 2007 and December 31, 2006, we held foreign currency forward contracts with a total notional value of $107.9 million and $130.4 million, respectively. We have a particularly concentrated exposure to the Brazilian Real. Based on our current level of activity, and excluding any mitigation as the result of hedging activities, we believe that a strengthening in the value of the Real of 0.10 per U.S. Dollar negatively impacts our operating profit by approximately $10 million on an annual basis.

We use commodity forward purchasing contracts to help control the cost of traded commodities, namely copper and aluminum, used as raw material in the production of motors, electrical components and engines. Company policy allows management to contract commodity forwards for a limited percentage of projected raw material requirements up to fifteen months in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice has been to accept delivery of the commodities and consume them in manufacturing activities. At June 30, 2007 and December 31, 2006, the Company held a total notional value of $51.1 million and $62.1 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted.

We are subject to interest rate risk, primarily associated with our borrowings of $290.6 million at June 30, 2007. Our $250 million First Lien Credit Agreement and $100 million Second Lien Credit agreement are variable-rate debt. Our remaining borrowings consist of variable-rate borrowings by our foreign subsidiaries. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $2.9 million.

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

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the President and Chief Operating Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, our President and Chief Operating Officer along with our Vice President, Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

As outlined in management's annual report as of December 31, 2006, the Company did not maintain effective controls over the completeness and accuracy of interim income taxes. Specifically, the Company did not maintain effective controls to ensure the completeness and accuracy of (i) state income tax expense associated with a division accounted for as a discontinued operation in 2006,
(ii) the effective tax rates applied to foreign operations, and (iii) the allocation of federal income tax expense between continuing and discontinued operations. This control deficiency resulted in the restatement of the Company's 2005 quarterly consolidated financial statements, the consolidated financial statements for the first and second quarters of 2006 and adjustments to the consolidated financial statements for the third quarter of 2006, affecting accrued liabilities, tax expense (benefit), and income from discontinued operations, net of tax. Additionally, this control deficiency could have resulted in a misstatement of the aforementioned accounts that would result in a material misstatement of the Company's interim and annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined that as of December 31, 2006, this control deficiency represented a material weakness.

Management believes that this material weakness has been remediated as of June 30, 2007. We have corrected our methodologies to comply with generally accepted accounting principles. We have also instituted additional review procedures relating to these processes that include additional management reviews and review by our outside tax advisors prior to the finalization of the income tax provision for the period. However, management has not yet completed testing of its updated procedures.

Changes In Internal Control Over Financial Reporting

As noted above, management believes that the material weakness that existed as of December 31, 2006 related to the calculation of interim period income taxes has been remediated. During the six months ended June 30, 2007, there have been no other significant changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)   Exhibit
       Number   Description
      -------   -----------
        10.1    Purchase Agreement dated as of July 3, 2007 among Regal Beloit
                Corporation, Tecumseh Products Company, Fasco Industries, Inc.,
                and Motores Fasco de Mexico, S. de R.L. de C.V.

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

                                        TECUMSEH PRODUCTS COMPANY
                                        (Registrant)


Dated: August 9, 2007                   BY: /s/ JAMES S. NICHOLSON
                                            ------------------------------------
                                            James S. Nicholson
                                            Vice President, Treasurer and
                                            Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)