Form 10-Q
period 2007-09-30
TECUMSEH PRODUCTS CO
filed 2007-11-14
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the quarterly period ended September 30, 2007

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

           Class of Stock               Outstanding at September 30, 2007
           --------------               ---------------------------------
Class B Common Stock, $1.00 par value                5,077,746
Class A Common Stock, $1.00 par value               13,401,938

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I. Financial Information (unaudited)
   Item 1. Financial Statements (unaudited)
      Consolidated Condensed Balance Sheets (unaudited)..............          3
      Consolidated Condensed Statements of Operations (unaudited)....          4
      Consolidated Condensed Statements of Cash Flows (unaudited)....          5
      Notes to Consolidated Condensed Financial Statements...........          6
   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................         24
   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk .....................................................         42
   Item 4. Controls and Procedures...................................         43
Part II. Other Information...........................................         45
   Item 5. Other Information.........................................         45
   Item 6. Exhibits..................................................         45
Signatures...........................................................         46
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                       SEPTEMBER 30,   December 31,
(Dollars in millions, except share data)                   2007            2006
                                                       -------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                              $   57.2       $   81.9
   Accounts receivable, trade, less allowance for
      doubtful accounts of $7.1 in 2007 and $10.1
      in 2006                                                162.2          219.5
   Inventories                                               204.0          353.4
   Deferred and recoverable income taxes                      45.3           40.6
   Recoverable non-income taxes                               30.9           33.6
   Assets held for sale                                       39.2             --
   Other current assets                                       16.7            4.4
                                                          --------       --------
      Total current assets                                   555.5          733.4
Property, plant, and equipment, net                          373.1          552.4
Goodwill                                                      19.8          127.0
Other intangibles                                               --           53.0
Prepaid pension expense                                      209.0          202.5
Assets held for sale                                          17.1             --
Recoverable non-income taxes                                  98.1           63.6
Other assets                                                  49.3           50.8
                                                          --------       --------
      Total assets                                        $1,321.9       $1,782.7
                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                $  175.2       $  216.0
   Short-term borrowings                                      68.6          163.2
   Liabilities held for sale                                  19.4             --
   Accrued liabilities                                       116.1          130.1
                                                          --------       --------
      Total current liabilities                              379.3          509.3
Long-term debt                                                34.7          217.3
Deferred income taxes                                         30.5           28.6
Other postretirement benefit liabilities                     150.3          166.0
Product warranty and self-insured risks                       16.0           13.6
Pension liabilities                                           15.7           14.9
Liabilities held for sale                                      2.2             --
Other non-current liabilities                                 34.4           34.6
                                                          --------       --------
      Total liabilities                                      663.1          984.3
                                                          --------       --------
Stockholders' Equity
   Class A common stock, $1 par value; authorized
      75,000,000 shares; issued and outstanding
      13,401,938 shares in 2007 and 2006                      13.4           13.4
   Class B common stock, $1 par value; authorized
      25,000,000 shares; issued and outstanding
      5,077,746 shares in 2007 and 2006                        5.1            5.1
   Paid in capital                                            11.0            3.7
   Retained earnings                                         543.7          726.3
   Accumulated other comprehensive income                     85.6           49.9
                                                          --------       --------
      Total stockholders' equity                             658.8          798.4
                                                          --------       --------
      Total liabilities and stockholders' equity          $1,321.9       $1,782.7
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                            ------------------   -------------------
(Dollars in millions, except per share data)                  2007      2006       2007       2006
                                                            -------   --------   --------   --------
Net sales                                                   $ 336.1   $ 319.5    $1,043.2   $1,004.6
   Cost of sales                                              302.5     305.5       953.6      953.9
   Selling and administrative expenses                         27.6      33.8        97.1      103.8
   Impairments, restructuring charges, and other items         26.2       8.4        25.3       11.6
                                                            -------   -------    --------   --------
Operating loss                                                (20.2)    (28.2)      (32.8)     (64.7)
   Interest expense                                            (6.6)     (5.7)      (25.5)     (16.8)
   Interest income and other, net                               1.1       2.3         4.8       10.6
                                                            -------   -------    --------   --------
Loss from continuing operations before taxes                  (25.7)    (31.6)      (53.5)     (70.9)
   Tax expense (benefit)                                       (3.1)      6.7        (6.3)      (2.9)
                                                            -------   -------    --------   --------
   Loss from continuing operations                            (22.6)    (38.3)      (47.2)     (68.0)
   Income (loss) from discontinued operations, net of tax     (54.6)      0.5      (135.0)      51.5
                                                            -------   -------    --------   --------
Net loss                                                     ($77.2)   ($37.8)    ($182.2)    ($16.5)
                                                            =======   =======    ========   ========
Basic and diluted earnings (loss) per share*
   Loss from continuing operations                           ($1.23)   ($2.07)     ($2.55)    ($3.68)
   Income (loss) from discontinued operations, net of tax     (2.95)     0.02       (7.30)      2.79
                                                            -------   -------    --------   --------
Net loss per share                                           ($4.18)   ($2.05)     ($9.85)    ($0.89)
                                                            =======   =======    ========   ========
Weighted average shares (in thousands)                       18,480    18,480      18,480     18,480
                                                            -------   -------    --------   --------
Cash dividends declared per share                           $  0.00   $  0.00    $   0.00   $   0.00
                                                            -------   -------    --------   --------

* On April 9, 2007, we issued a warrant to our Second Lien lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant is not included in diluted earnings per share for the three and nine month periods ended September 30, 2007, as the effect would be antidilutive.

   The accompanying notes are an integral part of these Consolidated Condensed
                              Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       ------------------
(Dollars in millions)                                                    2007      2006
                                                                       -------   --------
Cash Flows from Operating Activities:
         Cash used by operating activities                              ($24.5)   ($129.4)
Cash Flows from Investing Activities:
   Proceeds from sale of assets                                          205.9      132.4
   Capital expenditures                                                   (5.9)     (45.6)
   Business acquisition                                                     --       (2.0)
                                                                       -------   --------
         Cash provided by investing activities                           200.0       84.8
                                                                       -------   --------
Cash Flows from Financing Activities:
   Debt amendment costs                                                   (2.9)        --
   Repayment of Senior Guaranteed Notes                                     --     (250.0)
   Repayment of Industrial Development Revenue Bonds                        --      (10.5)
   Proceeds (repayments) from First Lien Credit Agreement, net           (82.8)     147.5
   Proceeds from Second Lien Credit Agreement                               --      100.0
   Repayments of Second Lien Credit Agreement                           (100.0)     (45.4)
   Other borrowings (repayments), net                                    (16.1)      45.6
                                                                       -------   --------
         Cash used in financing activities                              (201.8)     (12.8)
                                                                       -------   --------
Effect of exchange rate changes on cash                                    1.6       (0.5)
                                                                       -------   --------
   Decrease in cash and cash equivalents                                 (24.7)     (57.9)
Cash and Cash Equivalents:
         Beginning of period                                              81.9      116.6
                                                                       -------   --------
         End of period                                                 $  57.2   $   58.7
                                                                       =======   ========
      *Depreciation and Amortization                                      40.1       54.0
Supplemental Schedule of Noncash Investing and Financing Activities:
         Warrant issued in conjunction with debt financing                 7.3

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

On March 28, 2007, our Brazilian engine subsidiary, TMT Motoco, was granted permission by the Brazilian court to pursue a judicial restructuring, which is similar to U.S. Chapter 11 bankruptcy protection. TMT Motoco filed its restructuring plan with the court on May 28, and the court is currently evaluating this plan. The facility suspended operations on the date it filed for the judicial restructuring, and it has not been determined whether or when it will re-open in the future. We are currently in negotiations with our creditors, as well as a third party who is seeking to re-open the facility. If these negotiations prove successful, we would release our shares in exchange for the assumption of liabilities by that third party. The outcome of such negotiations is uncertain, and would require the cooperation of the buyer of the remainder of our Engine & Power Train business. If such arrangements were not to be completed, the most likely outcome would be the declaration of bankruptcy by the Brazilian court, and a subsequent liquidation of the assets.

TMT Motoco was removed from our consolidated balance sheets effective March 28, 2007, and TMT Motoco is now being accounted for under the equity method. The following is a summary of the assets, liabilities and equity of TMT Motoco at September 30, 2007:

                                              September 30,
(Dollars in millions)                              2007
                                              -------------
Accounts receivable, net                         $  0.2
Inventories                                        21.7
Other current assets                                8.8
Property, plant and equipment, net                 70.9
                                                 ------
Total Assets                                     $101.6
                                                 ======
Accounts payable, trade                          $  8.3
Other current liabilities                          99.0
                                                 ------
Total Liabilities                                 107.3
Shareholders' Deficit                              (5.7)
                                                 ------
Total Liabilities and Shareholders' Deficit      $101.6
                                                 ======

While TMT Motoco had no impact on our consolidated net loss for the three months ended September 30, 2007, losses associated with TMT Motoco of $9.1 million, including interest expense, were included in our consolidated net loss for the three month period ended September

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

30, 2006. Losses of $3.5 million and $16.3 million, including interest expense, were included in our consolidated net loss for the nine months ended September 30, 2007 and 2006, respectively.

2. Liquidity and Management Plans

Management has implemented a financial plan for 2007 which reflects improvements in operating income approximating $94 million over that reported for the year ended December 31, 2006. For the period ended September 30, 2007, we fell short against our financial plan projections by $36.9 million, after consideration for the classification of the Electrical Components Group as discontinued operations. This variance was attributable to volume shortfalls in our Engine Group, impairments of Engine Group assets in accordance with the expected sale price of the business segment, unfavorable currency exchange rates, and professional fees in excess of those projected in the 2007 plan. After consideration for the impact of the sale of portions of our business, we no longer expect to achieve our original financial plan. However, after completing the sale of the majority of the Electrical Components business operation and the Engine & Power Train business, as well as the announced sale of the Automotive & Specialty operations, we believe we have generated sufficient liquidity to fund our remaining operations.

As referenced above, during the second quarter of 2007, our Board of Directors approved a plan to sell our Electrical Components business segment. On August 31, 2007, we completed an agreement with Regal Beloit Corporation, selling the Residential & Commercial and Asia Pacific operations of this business segment to Regal Beloit for $220 million in cash, subject to customary closing adjustments. Net proceeds of this sale transaction at closing were approximately $199 million. The proceeds were utilized to repay our Second Lien lender in full, including principal, prepayment penalties and fees, and both cash and paid in kind ("PIK") interest. The remainder of the proceeds, or approximately $93.6 million, was applied to reduce the outstanding balance on our First Lien debt.

In order to close the sale transaction with Regal Beloit, on August 27, 2007 we entered into amendments to modify the credit agreements with our First Lien lenders to permit actions necessary to prepare the asset for sale, in accordance with the terms of the purchase agreement. The principal terms of this amendment were described in a Current Report on Form 8-K that we filed on August 31, 2007, and the amendment is filed herein as Exhibit 4.1. Among other things, the amendment deleted the minimum adjusted EBITDA and fixed charge covenants for the third and fourth quarters of 2007. However, beginning in 2008, the fixed charge covenant will once again apply.

On October 22, 2007, we signed a Definitive Stock Purchase Agreement to sell our Engine & Power Train business operations to affiliates of Platinum Equity, LLC for $51 million in cash, subject to customary adjustments at closing. The principal terms of this agreement were disclosed in a Current Report on Form 8-K that we filed on October 26, 2007. The transaction was completed on November 9, 2007, and the proceeds were used to repay the balance remaining to our First Lien lender, effectively eliminating all of our domestic debt.

In order to close the sale transaction with Platinum Equity, on November 8, 2007 we entered into an additional amendment to modify our First Lien Credit Agreement. The amendment is filed herein as Exhibit 4.2. The principal terms of the amendment reduced the minimum availability

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

covenant to $30 million, and reduced the total facility size to $75 million. As a result, after completion of the sale transaction, we had cash balances in the U.S. of approximately $21.6 million and U.S availability under our First Lien Credit Agreement of approximately $19.8 million.

With respect to our liquidity, in addition to the factors described above, we consider it necessary that our Brazilian compressor subsidiary, Tecumseh do Brasil ("TdB"), secures normal credit terms, including long term committed credit lines. While we have been successful to date in obtaining sufficient lending arrangements to meet the operational needs of TdB, the majority of its credit lines are not committed lines with lives beyond one year. We consider the restoration of normal credit terms for TdB to be essential to ensuring that it continues to maintain adequate liquidity. Refer to the Executive Summary in Part 1, Item 2 of this report for further discussion of the issues related to TdB's credit agreements.

Although the EBITDA and fixed charge covenants for our domestic credit agreement have been waived for the remainder of 2007, such covenants will again apply beginning with the first quarter of 2008. At this time, we do not expect to be in compliance with these covenants. While we also do not expect to have a need to borrow under the credit agreement in the foreseeable future, we consider it prudent to have a stand-by credit arrangement, and accordingly, we have been exploring new financing arrangements for our North American operations.

Our expectation that we will not need to borrow in North America in the foreseeable future is based upon the expectation of the completion of remaining asset sales described elsewhere in this report, as well as the completion of the reversion of our terminated salaried pension plan, as is further discussed in
Note 8.

Despite the improved liquidity created through the generation of these various sources of proceeds, and the elimination of our domestic debt, current economic conditions, including the weakness of the U.S. dollar versus currencies such as the Brazilian Real, indicate that we will generate limited amounts of cash until further restructuring activities are implemented or economic conditions improve. While we believe that we have adequate liquidity to implement these changes over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions continue to deteriorate and we are not successful in generating free cash flow.

Refer to Note 2, "Liquidity and Management Plans," in our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the risks associated with shortfalls to our plan and our covenant targets.

3. Discontinued Operations and Sale of Businesses

During the second quarter of 2007, our Board of Directors approved a plan to sell our Electrical Components business segment. On August 31, 2007, we completed an agreement with Regal Beloit Corporation, selling the Residential & Commercial and Asia Pacific operations of this business segment to Regal Beloit for $199 million in net cash proceeds. As a result of final adjustments made at the closing of this transaction, additional losses on the sale transaction of $11.3 million were recorded in the third quarter of 2007.

On November 1, 2007, we signed an agreement to sell our Automotive & Specialty business operations to affiliates of Sun Capital Partners Group V, LLC for $10 million in cash, subject to

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

customary adjustments at closing. As a result of the agreement, we reduced the carrying value of the assets held for sale by $26.7 million, to reflect the net proceeds expected to be realized upon consummation of the transaction. Calculations of impairments or other expense on pending sale transactions are based on best estimates, and may require further adjustment upon final closing.

The assets of the remaining businesses within the Electrical Components business segment have been classified as held for sale as of September 30, 2007. The segment's results for the three and nine months ended September 30, 2007 and 2006 are included in income (loss) from discontinued operations.

Interest expense of $21.5 million and $4.3 million was allocated to discontinued operations for the three months ended September 30, 2007 and 2006, and interest expense of $30.9 million and $12.5 million was allocated to the nine months ended September 30, 2007 and 2006.

As noted above, due to the elimination of our second lien debt in the third quarter of 2007, interest costs of $21.1 million and $30.9 million associated with that debt were reclassified to loss from discontinued operations for the three and nine months ended September 30, 2007, respectively. $17.8 million in costs associated with the Second Lien debt, which we retired during the quarter, were expensed as part of the interest costs allocated to discontinued operations during the period.

Our First and Second Lien credit agreements required the proceeds from the Residential & Commercial and Asia Pacific sale to be utilized to repay our second lien credit agreement, as well as a substantial portion of our outstanding first lien debt.

Following is a summary of loss from discontinued operations related to the Electrical Components segment for the three months ended September 30, 2007 and 2006:

                                                         Three Months    Three Months
                                                            Ended           Ended
(Dollars in millions)                                   September 30,   September 30,
                                                             2007            2006
                                                        -------------   -------------
Net sales                                                  $ 81.0          $109.3
Cost of sales                                                64.7           101.9
Selling and administrative expenses                           6.5             7.9
Impairments, restructuring charges, and other items          26.3              --
                                                           ------          ------
Operating loss                                              (16.5)           (0.5)
Interest expense, including allocated interest              (21.6)           (4.5)
                                                           ------          ------
Loss from discontinued operations before income taxes       (38.1)           (5.0)
Tax provision (benefit)                                       0.4             1.4
Loss from discontinued operations, net of tax              ($38.5)          ($6.4)
                                                           ------          ------
Loss on disposal                                           ($18.6)             --
Tax provision (benefit) on loss                              (2.0)             --
                                                           ------          ------
Loss on disposal, net                                       (16.6)             --
                                                           ------          ------
Loss from discontinued operations                          ($55.1)          ($6.4)
                                                           ------          ------

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Following is a summary of income (loss) from discontinued operations related to the Electrical components segment for the nine months ended September 30, 2007 and 2006:

                                                         Nine Months     Nine Months
                                                            Ended           Ended
                                                        September 30,   September 30,
(Dollars in millions)                                        2007            2006
                                                        -------------   -------------
Net sales                                                 $  286.0         $ 325.3
Cost of sales                                                252.5           296.4
Selling and administrative expenses                           23.3            26.2
Impairments, restructuring charges, and other items           96.4             2.4
                                                          --------         -------
Operating income (loss)                                      (86.2)            0.3
Interest expense, including allocated interest               (31.3)          (13.2)
                                                          --------         -------
Loss from discontinued operations before income taxes       (117.5)          (12.9)
Tax provision (benefit)                                         --            (0.8)
                                                          --------         -------
Loss from discontinued operations, net of tax              ($117.5)         ($12.1)
                                                          --------         -------
Loss on disposal                                            ($18.6)             --
Tax provision (benefit) on loss                               (2.0)             --
                                                          --------         -------
Loss on disposal, net                                        (16.6)             --
                                                          --------         -------
Loss from discontinued operations                          ($134.1)         ($12.1)
                                                          --------         -------

During the third quarter of 2007, we also sold Manufacturing Data Systems Inc., a small subsidiary not associated with any of our major business segments. Sales of $0.1 million and profit of $0.5 million were recorded for the three months ended September 30, 2007, and sales of $0.8 million and losses of $0.9 million were recorded for the nine months ended September 30, 2007. Sales of $0.6 million and losses of $0.6 million were recorded for the three month period ended September 30, 2006, and sales of $1.9 million and losses of $1.5 million were recorded for the nine months ended September 30, 2006.

Based upon the completion of the sale of the Engine & Power Train business segment on November 9, 2007, these operations will be reported as discontinued operations beginning with our reporting of results for the fourth quarter of 2007.

On April 21, 2006, we completed the sale of our 100% ownership interest in Little Giant Pump Company for $120.7 million. Its results for the three and nine months ended September 30, 2006 are included in loss from discontinued operations. Interest expense of $2.9 million was allocated to discontinued operations for the nine months ended September 30, 2006 because our financing agreements required the proceeds from the sale to be utilized to repay portions of our debt.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Following is a summary of income (loss) from discontinued operations related to Little Giant Pump Company for the nine months ended September 30, 2006:

                                                         Nine Months
                                                            Ended
                                                        September 30,
(Dollars in millions)                                        2006
                                                        -------------
Net sales                                                  $ 32.9
Cost of sales                                                23.9
Selling and administrative expenses                           6.9
                                                           ------
Operating income                                              2.1
Interest expense allocated                                   (2.9)
                                                           ------
Loss from discontinued operations before income taxes        (0.8)
Tax provision                                                 0.2
                                                           ------
Loss from discontinued operations, net of tax               ($1.0)
                                                           ------
Gain on disposal                                             77.9
Tax provision on gain                                        11.8
                                                           ------
Gain on disposal, net                                        66.1
                                                           ------
Income from discontinued operations                        $ 65.1
                                                           ======

     While no sales were reported for Little Giant Pump Company for the three months ended September 30, 2006, a gain on the disposal of the business of $7.5 million was recorded.

The following table summarizes income (loss) from discontinued operations, net of tax, for the three and nine months ended September 30, 2007 and 2006:

                                                THREE MONTHS     NINE MONTHS
                                                   ENDED            ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                               -------------   --------------
(Dollars in millions, except per share data)     2007   2006    2007     2006
                                                -----   ----   ------   -----
Electrical Components segment                   (55.1)  (6.4)  (134.1)  (12.1)
Manufacturing Data Systems, Inc.                  0.5   (0.6)    (0.9)   (1.5)
Little Giant Pump Company                          --    7.5       --    65.1
                                                -----   ----   ------   -----
Income (loss) from discontinued operations,
   net of tax                                   (54.6)   0.5   (135.0)   51.5
                                                =====   ====   ======   =====

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

The following summary balance sheet information is derived from the businesses that are classified as held for sale as of September 30, 2007, which management believes is representative of the net assets of the business held for disposal. This balance sheet information includes the Automotive & Specialty business operations, other operations within the Electrical Components Group, and other long-lived assets that were held for sale at September 30, 2007.

                                                SEPTEMBER 30,
(Dollars in millions)                                2007
                                                -------------
ASSETS:
Current Assets:
   Accounts receivable, net                         $19.9
   Inventories                                       18.4
   Other current assets                               0.9
                                                    -----
      Total current assets held for sale            $39.2
Property, plant, and equipment, net                  17.1
Other assets                                          0.2
                                                    -----
      Total assets held for sale                    $56.5
                                                    =====
LIABILITIES:
Current Liabilities:
   Accounts payable, trade                          $14.9
   Accrued liabilities                                4.5
                                                    -----
      Total current liabilities held for sale       $19.4
Deferred income taxes                                 2.2
                                                    -----
      Total liabilities held for sale                21.6
                                                    =====
Net assets held for sale                            $34.9
                                                    =====

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Comprehensive Income

                                                            THREE MONTHS        NINE MONTHS
                                                                ENDED              ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                          ----------------   ----------------
                                                            2007     2006      2007      2006
(Dollars in millions)                                      ------   ------   -------   -------
Net loss                                                   ($77.2)  ($37.8)  ($182.2)   ($16.5)
Other comprehensive income (loss):
   Foreign currency translation adjustments:
      Reclassifications included in net loss
      due to sale of business, net of tax                    (5.0)      --      (5.0)       --
      Currency translation adjustments, net of tax           13.3     (2.4)     43.2      26.4
   (Loss) gain on derivatives, net of tax                    (2.0)     0.4       1.6      (2.2)
   Curtailment, net of tax (Note 8)                          (0.5)      --      (4.0)       --
   Unrealized loss on investment holdings, net of tax          --       --        --      (0.2)
   Less: Reclassification adjustment for gains (losses)
      realized in net loss, net of tax                         --       --        --      (3.6)
                                                           ------   ------   -------   -------
Total comprehensive (loss) income                          ($71.4)  ($39.8)  ($146.4)  $   3.9
                                                           ======   ======   =======   =======

5.   Inventories

                           SEPTEMBER 30,   December 31,
(Dollars in millions)          2007           2006
                           -------------   ------------
Raw material                   $ 95.9         $159.0
Work in progress                 29.9           60.1
Finished goods                   70.7          121.5
Supplies                          7.5           12.8
                               ------         ------
Total inventories              $204.0         $353.4
                               ======         ======

     $92.6 million of the inventory balance at December 31, 2006 was attributable to the Electrical Components business segment. At September 30, 2007, inventory balances associated with the remaining operations within the Electrical Components Group were included with assets held for sale.

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

                                                            THREE MONTHS         NINE MONTHS
                                                               ENDED                ENDED
                                                           SEPTEMBER 30,        SEPTEMBER 30,
BUSINESS SEGMENT DATA                                    -----------------   -------------------
  (Dollars in millions)                                    2007      2006      2007       2006
                                                         -------   -------   --------   --------
Net sales:
   Compressor Products                                   $ 278.4   $ 230.8   $  864.7   $  755.6
   Engine & Power Train Products                            53.8      85.2      165.9      237.6
   Other (a)                                                 3.9       3.5       12.6       11.4
                                                         -------   -------   --------   --------
      Total Net Sales                                    $ 336.1   $ 319.5   $1,043.2   $1,004.6
                                                         =======   =======   ========   ========
Operating income (loss):
   Compressor Products                                   $   7.1     ($6.5)  $   28.4      ($3.7)
   Engine & Power Train Products                             0.1      (9.2)     (16.4)     (38.9)
   Other (a)                                                 0.7       0.6        2.4        2.2
   Corporate expenses                                       (1.9)     (4.7)     (21.9)     (12.7)
   Impairments, restructuring charges, and other items     (26.2)     (8.4)     (25.3)     (11.6)
                                                         -------   -------   --------   --------
      Total operating loss from continuing operations      (20.2)    (28.2)     (32.8)     (64.7)
   Interest expense                                         (6.6)     (5.7)     (25.5)     (16.8)
   Interest income and other, net                            1.1       2.3        4.8       10.6
                                                         -------   -------   --------   --------
   Loss from continuing operations before taxes           ($25.7)   ($31.6)    ($53.5)    ($70.9)
                                                         =======   =======   ========   ========

(a) "Other" consists of non-reportable business segments. A business within that segment, Manufacturing Data Systems Inc., was sold and reclassified to discontinued operations during the third quarter of 2007. Sales of $0.1 million and profit of $0.5 million were recorded for the three months ended September 30, 2007, and sales of $0.8 million and losses of $0.9 million were recorded for the nine months ended September 30, 2007. Sales of $0.6 million and losses of $0.6 million were recorded for the three month period ended September 30, 2006, and sales of $1.9 million and losses of $1.5 million were recorded for the nine months ended September 30, 2006.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Goodwill and Other Intangible Assets

     At September 30, 2007, goodwill by segment consisted of the following:

                                          COMPRESSOR   COMPRESSOR   ELECTRICAL
                                             EUROPE       INDIA     COMPONENTS    TOTAL
                                          ----------   ----------   ----------   ------
Balance at 1/1/2007                          $11.2        $7.0        $108.8     $127.0
   Foreign currency translation                0.8         0.8           2.6        4.2
   Impairment                                   --          --         (39.3)     (39.3)
   Sale of Residential & Commercial and
   Asia Pacific operations                      --          --         (72.1)     (72.1)
                                             -----        ----        ------     ------
Balance at 9/30/2007                         $12.0        $7.8            --     $ 19.8
                                             =====        ====        ======     ======

     In light of the classification of the Electrical Components business as a discontinued operation as of the end of the second quarter, we performed an interim analysis of the fair value of the business unit at June 30, 2007. We utilized the final purchase price agreed upon with Regal Beloit as an indication of fair market valuation of the Residential & Commercial and Asia Pacific operations of the Electrical Components business. With respect to the remaining divisions of the Electrical Components business, we considered initial indications of interest from potential acquirers of those businesses to evaluate the overall marketplace value of the business unit. Based on the outcome of this analysis, we determined that $39.3 million of the goodwill balance associated with the Electrical Components business had become impaired. The remainder of the goodwill balance associated with the Electrical Components business was associated with the Residential & Commercial operations and was included with the sale to Regal Beloit, which was completed on August 31.

     We also performed a fair value analysis of the other long-lived assets of the Electrical Components business segment, and determined that $3.4 million of the intangible assets associated with the Automotive & Specialty division of the Electrical Components business had become impaired. All of the other intangible assets of the Company were associated with the Residential & Commercial operations and were included with the sale to Regal Beloit, which was completed on August 31.

     At December 31, 2006, goodwill by segment consisted of the following:

                                          COMPRESSOR   COMPRESSOR   ELECTRICAL
                                            EUROPE        INDIA     COMPONENTS   OTHER    TOTAL
                                          ----------   ----------   ----------   -----   ------
Balance at 1/1/2006                          $10.0        $6.9        $108.9     $ 5.1   $130.9
  Sale of Little Giant Pump Company             --          --            --      (5.1)    (5.1)
  Foreign currency translation                 1.2         0.1          (0.1)       --      1.2
                                             -----        ----        ------     -----   ------
Balance at 12/31/2006                        $11.2        $7.0        $108.8     $ 0.0   $127.0

     On April 21, 2006, the Company completed the sale of its 100% ownership in Little Giant Pump Company. The only other changes in goodwill during 2006 were due to foreign currency fluctuations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Pension and Other Postretirement Benefit Plans

     Components of net periodic benefit (income) cost are as follows:

                                                 PENSION            OTHER
                                                 BENEFITS          BENEFITS
                                             ---------------   ---------------
                                               THREE MONTHS      THREE MONTHS
                                                  ENDED             ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                             ---------------   ---------------
                                              2007     2006     2007     2006
                                             ------   ------   ------   ------
Service Cost                                 $  1.6   $  2.1   $  0.8   $  0.8
Interest Cost                                   5.7      5.4      1.5      2.4
Expected return on plan assets                (11.3)   (11.1)    (0.1)      --
Amortization of prior service costs            (0.1)     0.1     (2.8)    (1.2)
Amortization of net gain                         --     (0.1)      --       --
Curtailment (income) cost                        --       --     (2.0)      --
                                             ------   ------   ------   ------
Net periodic benefit (income) cost            ($4.1)   ($3.6)   ($2.6)  $  2.0
Curtailment gain - discontinued operations       --     (1.0)      --     (7.5)
                                             ------   ------   ------   ------
Total Pension (Income) Expense                ($4.1)   ($4.6)   ($2.6)   ($5.5)
                                             ======   ======   ======   ======

                                                  PENSION             OTHER
                                                 BENEFITS           BENEFITS
                                             ----------------   ----------------
                                                NINE MONTHS        NINE MONTHS
                                                   ENDED             ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                             ----------------   ----------------
                                              2007      2006      2007     2006
                                             ------   -------   -------   ------
Service Cost                                 $  6.0   $   6.8   $   2.7   $  2.5
Interest Cost                                  16.9      15.9       5.6      7.3
Expected return on plan assets                (33.9)    (33.4)     (0.2)      --
Amortization of prior service costs            (0.4)      0.4      (8.0)    (3.7)
Amortization of net gain                         --      (0.1)       --     (0.1)
Curtailment (income) cost                       3.8        --     (12.7)      --
                                             ------   -------   ------    ------
Net periodic benefit (income) cost            ($7.6)   ($10.4)   ($12.6)  $  6.0
Curtailment gain - discontinued operations       --      (1.0)       --     (7.5)
                                             ------   -------   -------   ------
Total Pension (Income) Expense                ($7.6)   ($11.4)   ($12.6)   ($1.5)
                                             ======   =======   =======   ======

     As a result of the completion of the previously announced closure of our Engine & Power Train facility in New Holstein, Wisconsin and the associated curtailment of other postretirement ("OPEB") benefits of its employees, we recognized a net gain of $2.0 million in the third quarter of 2007. The curtailment gain realized for OPEB consists of a $1.4 million reduction in liabilities and a reduction of $0.6 million in prior service costs, which was recognized in accumulated other comprehensive income upon the adoption of SFAS 158 in 2006. We also expect to recognize a net gain of $4.9 million in the fourth quarter due to the curtailment of this plan. In addition to this net curtailment

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     gain, future pension and retiree health care expense will decrease by $0.9 million per quarter. As we complete the divestitures of the business units within our Electrical Components and Engine & Power Train business segments, we expect that further curtailment gains will also be recognized.

     In the first quarter of 2007, we announced revisions to our Salaried Retirement Plan. The original Plan is substantially over-funded. We expect that this conversion will make net cash available in late 2007 or 2008 to the Company of approximately $55 million, while still fully securing the benefits under the old Plan and funding the new Plan, without additional annual contributions, for six to eight future years. The pension reversion will adversely affect the Company's results of operations due to the recognition of the cost of the termination, estimated to be $20 million, as well as a reduction in net period income. The reduction in income, however, has been more than mitigated by other actions taken to reduce the overall cost of benefits and due to personnel reductions.

     We expect to contribute $0.1 million to our pension plans in 2007.

9.   Guarantees and Warranties

     A portion of accounts receivable at our Brazilian, European, and Indian compressor subsidiaries are sold without recourse. The amount of these receivables sold at September 30, 2007 and December 31, 2006 were $81.1 million and $46.5 million, respectively. We estimate the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating profit (loss) and allowance for doubtful accounts.

     Changes in the carrying amount and accrued product warranty costs for the nine months ended September 30, 2007 and 2006 are summarized as follows:

                                             Nine Months     Nine Months
                                                Ended           Ended
                                            September 30,   September 30,
(Dollars in millions)                            2007            2006
                                            -------------   -------------
Balance at January 1                            $26.2           $29.4
   Settlements made (in cash or in kind)         (9.2)          (11.5)
   Current year accrual                           6.4            12.9
   Adjustments to preexisting warranties         (2.6)           (0.7)
   Effect of foreign currency translation         0.4             0.2
   Reclassification to held for sale*            (2.0)             --
   Sale of Little Giant Pump Company               --            (2.7)
                                                -----           -----
Balance at September 30                         $19.2           $27.6
                                                =====           =====

* At September 30, 2007, balances for the Electrical Components business segment were removed from our consolidated balance sheet and reclassified as held for sale.

     At March 31, 2007, balances for TMT Motoco were removed from our consolidated balance sheet.

     At September 30, 2007, $13.4 million was included in current liabilities and $5.8 million was included in non-current liabilities.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  Debt

     Through the second quarter of 2007, our domestic credit facilities consisted of a financing package that included a $250 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. On August 27, 2007, we entered into an amendment to our First Lien Credit Agreement, in anticipation of the closing of the sale transaction for the Residential & Commercial and Asia Pacific operations of the Electrical Components business segment. Among other things, the amendment deleted the minimum adjusted EBITDA and fixed charge coverage covenants for the third and fourth quarters of 2007, and reduced the lenders' total commitment from $250 million to $175 million. The amendment also imposed a new covenant requiring us to maintain a minimum of $50 million in credit availability; after giving effect to the existing $10 million availability reserve, we are in effect required to maintain a minimum of $60 million of credit availability. Consistent with the terms of the original First Lien Credit Agreement, the amendment provides for security interests in substantially all of our assets, and places limits on additional foreign borrowings and fees paid for professional services. We paid the first lien lender fees totaling $425,000 in connection with the amendment. Our First Lien Credit Agreement expires in November 2009. The interest rate of our outstanding borrowings under the First Lien Credit Agreement was 7.9% at September 30, 2007.

     On August 31, 2007, we paid off the entire balance associated with our Second Lien Credit Agreement effective with the closing of the sale of portions of our Electrical Components business segment as referenced above.

     At September 30, 2007, we had outstanding letters of credit of $6.7 million and the capacity for additional borrowings under the borrowing base formula of $25.2 million in the U.S. and $89.7 million in foreign jurisdictions under our $175 million First Lien Credit Agreement.

     On November 8, 2007 we entered into an additional amendment to modify our First Lien Credit Agreement, in anticipation of the closing of the sale transaction of the Engine & Power Train business. The principle terms of the amendment reduced the covenant requiring us to maintain minimum levels of availability under the line of credit to $30 million, and reduced the total facility size to $75 million. As a result, after completion of the transaction, we had cash balances in the U.S. of approximately $21.6 million, and U.S availability under our First Lien Credit Agreement of approximately $19.8 million. We paid the first lien lender fees totaling $36,000 in connection with the amendment.

     In addition, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings that provide advantageous lending rates. During the quarter, we had net repayments on these arrangements totaling $16.1 million. Our weighted average interest rate for all borrowings, including foreign borrowings, is 8.8%.

     Although our Second Lien debt has been eliminated, the former lender still possesses a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued at $7.3 million or $5.29 per share, expires in April of 2012. The costs associated with this warrant, while originally accounted for as additional interest to be expensed over the remaining terms of the credit agreement, were accelerated upon full repayment of the debt, and resulted in expense of $6.2 million in the third quarter of 2007, which is included in the loss from discontinued operations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     In accordance with the amendments discussed above, we are currently in compliance with the covenants of our domestic debt agreement. After giving effect to the sale transactions and the negative impacts of continued unfavorable currency movements, we do not expect to be in compliance with the fixed charge covenant of our First Lien credit agreement at March 31, 2008. However, we do not expect to have any amounts outstanding under the agreement at that time. In anticipation of this condition, we are pursuing a stand-by credit facility under a new collateralized arrangement, although we would not expect to require any outstanding borrowings to fund current operations.

11.  Environmental Matters

     We are involved in a number of environmental sites where we are either responsible for or participating in a cleanup effort. We had accrued $3.0 million and $3.3 million at September 30, 2007 and December 31, 2006 respectively for environmental remediation. Although these liabilities are associated with locations included with our Engine & Power Train business segment, we will retain these liabilities after the sale of that business segment, which is expected to be completed in the fourth quarter of 2007. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their magnitude and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements. For additional information on our potential environmental liabilities, including the Sheboygan River and Harbor Superfund and Hayton Area Remediation Project sites, see Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

     In addition, income taxes are allocated between continuing, discontinued operations and other comprehensive income in accordance with SFAS No. 109, "Accounting for Income Taxes," particularly paragraph 140, which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. SFAS No. 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.

     For the three and nine month periods ended September 30, 2007, we reported losses from continuing operations and discontinued operations, but income in other comprehensive income. Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes between continuing operations, discontinued operations and OCI. The consolidated condensed statement of operations reflects a $6.3 million income tax benefit for the nine months ended September 30, 2007 and a $2.9 million income tax benefit for the nine months ended September 30, 2006. Both

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     periods reflect tax benefits in the statement of operations and tax expense in other comprehensive income.

     At September 30, 2007 and December 31, 2006, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions in which we believe it is not more likely than not that the deferred taxes will be realized. During the quarter ended June 30, 2007, the valuation allowance related to the Europe subsidiary of our Compressor business segment was released, since management now believes that realization of their deferred tax assets is more likely than not. The net impact of this change decreased income tax by $0.4 million in the second quarter.

     On July 12, 2007, the State of Michigan enacted the Michigan Business Tax
     (MBT) as a replacement for the Single Business Tax (SBT), which expires at the end of 2007. The MBT is effective on January 1, 2008 and is comprised of two components: an income tax and a modified gross receipts tax. The two components of the MBT are accounted for in accordance with the provisions of SFAS No. 109. As a result of the MBT enactment, we recorded a one-time income tax expense of approximately $2.2 million in the quarter ended September 30, 2007.

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

     As a result of adopting FIN 48, an increase in tax reserves and a decrease of retained earnings of $0.4 million were recorded. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $3.0 million. In addition, consistent with the provisions of FIN 48, we reclassified $1.8 million of income tax liabilities from current to non-current income taxes, because payment of cash is not anticipated within one year of the balance sheet date. At September 30, 2007, the amount of gross unrecognized tax benefits, and therefore the amount that would favorably affect the effective income tax rate in future periods, was $3.0 million.

     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet at January 1, 2007 was $1.1 million; of this amount, $0.7 million was reclassified from current to non-current liabilities upon adoption of FIN 48. Accrued interest and penalties for the three and nine months ended September 30, 2007 was reduced by $0.7 million and $0.9 million, respectively. The impact of FIN 48 for the first nine months of 2007 is a benefit of $1.8 million; we recognized this benefit due to the expiration of the statue of limitations on a tax issue.

     We have open tax years from primarily 2003 to 2006, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2002 have been examined by the Internal Revenue Service. In addition, 2003 and 2004 U.S. federal income tax returns are currently under review.

     At September 30, 2007, we anticipate a decrease in the total amount of unrecognized tax benefits within the next twelve months of approximately $0.6 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

13.  Commitments and Contingencies

     A lawsuit filed against us and other defendants alleged that the horsepower labels on the products the plaintiffs purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. The complaint sought an injunction, compensatory and punitive damages, and attorneys' fees. On March 30, 2007, the Court entered an order dismissing the complaint subject to the ability to re-plead certain claims, pursuant to a detailed written order to follow. We expect the plaintiffs will appeal the dismissal order, and that even if it is upheld, they will re-plead their claims to the extent permitted by the order. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows. Although this claim is related to our Engine & Power Train segment, our purchase agreement for the sale of this business requires us to retain the responsibility for the eventual outcome of this lawsuit.

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

14.  Impairments, Restructuring Charges, and Other Items

     We recorded expense of $26.2 million in impairments, restructuring charges, or other items in the three months ended September 30, 2007, and expense of $25.3 million in the nine months ended September 30, 2007. In light of the agreement reached on October 22, 2007 to sell the assets of our Engine & Power Train business segment to Platinum Equity LLC, we performed an interim analysis of the fair value of the assets of the business unit at September 30, 2007. We utilized the final purchase price agreed upon with Platinum Equity as our indication of the fair market valuation of the business. As a result, we recorded an impairment to the long-term assets of the business segment of $28.1 million. Further adjustment to the loss on sale may result due to post-closing adjustments to the purchase price pursuant to the agreement. As a result of the previously announced closure of our Engine & Power Train facility in New Holstein, Wisconsin and the associated curtailment of pension and retiree benefits of its employees, we recognized a net gain of $2.0 million in the third quarter of 2007. A net gain of $6.9 million related to this pension curtailment was also recognized in the second quarter of 2007. In addition, we recorded $5.7 million in obsolescence charges in the second quarter associated with the completion of our lawn and garden selling season and the cessation of business sourced from Brazil at the Engine & Power Train group. The remaining charges primarily related to reductions in force executed during the second quarter across several of our business units.

     We recognized asset impairment charges of $8.4 million and $11.6 million for the three and nine months ended September 30, 2006, respectively. In the third quarter of 2006, we incurred asset impairment and restructuring charges of $8.4 million related to the Engine & Power Train business for the write-down of assets that had become idled as part of the segment's overall restructuring

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     program. During the second quarter of 2006, we incurred asset impairment and other charges of $2.6 million related to the Engine & Power Train business for the consolidation of transmission production into a single U.S. facility. The remainder of the 2006 impairment charges related to the completion of programs initiated in 2005.

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

          Fair Value Option for Financial Assets and Financial Liabilities

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from SFAS 159) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we do not intend to adopt SFAS 159.

16.  Recoverable Non-income Taxes

     We pay various value-added taxes in jurisdictions outside of the United States. These include taxes levied on material purchases, fixed asset purchases, and various social taxes. The majority of these taxes are creditable when goods are sold to customers domestically or against income taxes due. Since the taxes are recoverable upon completion of these procedures, they are recorded as assets upon payment of the taxes.

     Historically, due to the concentration of exports, such taxes were typically credited against income taxes due. However, with reduced profitability, primarily in Brazil, we must seek refunds via procedures that can be lengthy. As a result, there has been a substantial increase in the balance of these recoverable taxes. We have instituted these procedures, which include audits of the recoverable amounts that are currently underway. We currently expect to recover the majority of these balances in the second half of 2008.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

     Following is a summary of the recoverable non-income taxes recorded on our balance sheet at September 30, 2007 and December 31, 2006:

                                     SEPTEMBER 30,   December 31,
      (Dollars in millions)              2007            2006
                                     -------------   ------------
Brazil                                   $118.9         $88.2
India                                       9.1           9.0
All other                                   1.0            --
                                         ------         -----
Total recoverable non-income taxes       $129.0         $97.2
                                         ======         =====

     At September 30, 2007, $30.9 million was included in current assets and $98.1 million was included in non-current assets.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our business has recently centered around three business segments: hermetically sealed compressors, small gasoline engine and power train products, and fractional horsepower motors. However, over the course of 2007, we have successfully executed a strategy to divest operations that were not considered to be core to our ongoing business strategy. To that end, we have sold the Residential & Commercial and Asia Pacific portions of our Electrical Components business segment, and have also sold our Engine & Power Train business segment. In addition, we have signed an agreement to sell the Automotive & Specialty portion of our Electrical Components business. Upon completion of this transaction, which we anticipate will occur before the end of the year, we will be primarily focused on our compressor business.

As we evolve from a diversified manufacturer to a compressor business, our manufacturing presence in international locations becomes a much greater proportion of our overall business. Based on results through the first three quarters of 2007, approximately 80% of our compressor manufacturing activity takes place outside the United States, primarily in Brazil, France, and India (which comprise approximately 41%, 27% and 12% of total compressor manufacturing, respectively). Accordingly, our consolidated financial results are increasingly sensitive to changes in foreign currency exchange rates. Changes in the Brazilian Real have been especially adverse to our results of operations; during the first three quarters of 2007, the Brazilian Real strengthened by 14.0%, and in the period from January 1, 2006 to September 30, 2007 the Real strengthened by 21.4%. Recent movement in the Indian Rupee has also had an unfavorable effect on our results of operations, as the Rupee strengthened by 10.1% during the first nine months of 2007. We have developed strategies to mitigate or partially offset these impacts, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales denominated in both U.S. Dollars and Euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the Indian Rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor in the compressor segment faces similar exposure to the Real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a pronounced cost advantage over our primary compressor operations.

Our foreign manufacturing operations are subject to many other risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions.

Due to the high material content of copper (and, to a lesser extent, aluminum) in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices increased very rapidly during 2005, 2006 and into 2007. Due to competitive markets, we are typically not able to quickly recover these cost increases through price increases and other cost savings. From January 1, 2006 through October 31, 2007, the price of copper increased by approximately 60.4%. While we have been proactive in addressing the volatility of these costs, including executing forward purchase contracts to cover more than 75% of our anticipated copper

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

requirements for 2007, continued rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term.

Aside from our efforts to manage increasing commodity costs with forward purchase contracts, we have executed other strategies to mitigate or partially offset the impact of these rising costs, which include aggressive cost reduction actions, cost optimization engineering strategies, selective out-sourcing of components where internal supplies are not cost competitive, continued consolidation of our supply base, and acceleration of low-cost country sourcing. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers, including seeking mechanisms that would result in more timely adjustment of pricing in reaction to changing material costs. While we believe that our mitigation strategies have offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. As we raise prices to cover cost increases, it is possible that customers may react by choosing to purchase their requirements from alternative suppliers. Any increases in cost that could not be recovered through increases in selling prices would make it more difficult for us to achieve our business plans.

Notwithstanding these specific challenges to our business, our operating results are also indicative of the environment that manufacturers face in today's global economy. The addition of new productive capacities in low-cost locations, like China, has resulted in deflationary pricing in many of the product lines in which we operate. Like many of our customers and competitors, we have restructured older operations to remain cost competitive, including the movement of productive capacities to low-cost locations or nearer to customer facilities. These restructuring programs involve significant costs, in both financial and human terms. In addition, many of our markets are subject to macroeconomic trends, which expand and contract, and other external factors which affect demand for our products, such as weather.

International sales are important to our business, with sales to customers outside the United States representing approximately 79% of total compressor net sales in 2006. We sell compressors in over 110 countries throughout the world. Our dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations as discussed above, unstable economic or political conditions in some areas and the possibility of various government interventions into trade policy. We have experienced some of these factors and continue to carefully pursue these markets.

Upon completion of the divestitures of the business operations discussed above, we have eliminated all our domestic debt. Accordingly, interest expense for our business in the foreseeable future will be substantially reduced. Based on the amount of domestic debt we held prior to the sale of businesses, we expect that its elimination will reduce our annualized interest expense by approximately $22 million. However, challenges will remain with respect to our ability to maintain appropriate levels of liquidity, particularly those driven by currency exchange and commodity pricing as discussed above. With expected further weakness of the U.S. dollar versus key currencies such as the Brazilian Real and the Indian Rupee we expect that we will generate a limited amount of cash until further restructuring activities are implemented or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we are currently negotiating a new financing arrangement for our North American based activities, and seeking longer term committed financing arrangements in Brazil. In addition, we

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

are generating other sources of cash through activities such as the termination and reversion of our vastly over-funded pension plans and collection of refundable non-income taxes in Brazil. While we believe that these and other activities will produce adequate liquidity to implement our business strategy over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions continue to deteriorate. In addition, while our business dispositions have improved our liquidity, each of the sale agreements provide for certain retained liabilities or indemnities, including liabilities that relate to environmental issues and product warranties. While we currently believe we have adequately provided for such contingent liabilities, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.

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

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

THREE MONTHS ENDED SEPTEMBER 30,
(dollars in millions)                                  2007      %       2006      %
                                                      ------   -----    ------   -----
Net sales                                             $336.1   100.0%   $319.5   100.0%
Cost of sales                                          302.5    90.0%    305.5    95.6%
Selling and administrative expenses                     27.6     8.2%     33.8    10.6%
Impairments, restructuring charges, and other items     26.2     7.8%      8.4     2.6%
                                                      ------            ------
Operating loss                                         (20.2)   (6.0%)   (28.2)   (8.8%)
Interest expense                                        (6.6)   (2.0%)    (5.7)   (1.8%)
Interest income and other, net                           1.1     0.3%      2.3     0.7%
                                                      ------            ------
Loss from continuing operations before taxes           (25.7)   (7.6%)   (31.6)   (9.9%)
Tax (benefit) expense                                   (3.1)   (0.9%)     6.7     2.1%
                                                      ------            ------
Loss from continuing operations                       ($22.6)   (6.7%)  ($38.3)  (12.0%)
                                                      ======            ======

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

Consolidated net sales from continuing operations in the third quarter of 2007 increased to $336.1 million from $319.5 million in 2006. Sales increases attributable to the Compressor segment ($47.6 million, of which $22.0 was due to the effect of currency translation) were offset by a substantial decline ($31.4 million) in sales in the Engine & Power Train segment. The remaining increase of $0.4 million was attributable to businesses that are not associated with our reportable business segments.

Cost of sales was $302.6 million in the three months ended September 30, 2007, as compared to $305.5 million in the three months ended September 30, 2006. As a percentage of net sales, cost of sales was 90.0% and 95.6% in the third quarters of 2007 and 2006, respectively. Efficiency improvements and overhead reductions, particularly at the Engine & Power Train segment, were offset by unfavorable foreign currency exchange rates and higher commodity costs.

Selling, general and administrative ("SG&A") expenses were $27.6 million in the three months ended September 30, 2007, as compared to $33.8 million in the three months ended September 30, 2006. As a percentage of net sales, selling, general and administrative expenses were 8.2% and 10.6% in the third quarters of 2007 and 2006, respectively. Reductions in SG & A were in part attributable to overhead cost improvements that resulted from our restructuring efforts over the past year, including $2.0 million in savings at the Engine & Power Train group. Costs associated with professional fees improved by $4.0 million, primarily due to reductions in fees paid to AlixPartners. $1.8 million was expensed in the third quarter of 2007 for AlixPartners services, including the services of James Bonsall, while $5.5 million was incurred in the third quarter of 2006 for their consulting services provided to our Engine & Power Train business.

Expense of $26.2 million was recorded in impairments, restructuring charges or other items in the three months ended September 30, 2007, compared to charges of $8.4 million in the three months ended

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2006. As a result of the agreement signed on October 22, 2007 to sell the assets of our Engine & Power Train business segment to Platinum Equity LLC, we performed an interim analysis of the fair value of the assets of the business unit at September 30, 2007. We utilized the final purchase price agreed upon with Platinum as our indication of the fair market valuation of the business. As a result, we impaired the long-term assets of the business segment by $28.1 million. In contrast, as a result of the previously announced closure of our Engine & Power Train facility in New Holstein, Wisconsin and the associated curtailment of pension and retiree benefits of its employees, we recognized a net gain of $2.0 million in the third quarter of 2007. In the third quarter of 2006 we incurred charges of $8.4 million related to the Engine & Power Train business for the write-down of assets that had become idled under the segment's overall restructuring program.

Interest expense amounted to $6.6 million in the third quarter of 2007 compared to $5.7 million in the third quarter of 2006. The increase is primarily attributable to higher interest rates in our foreign subsidiaries.

Interest income and other, net was $1.1 million in the third quarter of 2007 compared to $2.3 million in the third quarter of 2006. The decline was attributable to lower cash deposits outside the U.S.

The consolidated condensed statement of operations reflects a $3.1 million income tax benefit for the third quarter of 2007 and a $6.7 million income tax expense for the third quarter of 2006. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," and are applied on a jurisdiction by jurisdiction basis. In the three months ended September 30, 2007, we recorded federal taxes benefits on net losses from continuing and discontinued operations, but federal tax expense based on income in other comprehensive income ("OCI"). In the three months ended September 30, 2006, we reported federal tax benefits on losses from continuing operations, but federal tax expense on income in OCI, as well as on income from discontinued operations. These allocations are in accordance with the requirements of SFAS No. 109, paragraph 140.

Since we pay taxes in various states there is also an expense recorded in the U.S. that is related to separate company state tax liabilities, including state tax expense that is recorded in discontinued operations. On July 12, 2007, the State of Michigan enacted the Michigan Business Tax (MBT) as a replacement for the Single Business Tax (SBT), which expires at the end of 2007. The MBT is effective on January 1, 2008 and is comprised of two components: an income tax and a modified gross receipts tax. The two components of the MBT are accounted for in accordance with the provisions of SFAS No. 109. As a result of the MBT enactment, we recorded a one-time income tax expense of approximately $2.2 million in the quarter ended September 30, 2007.

As of September 30, 2007, the valuation allowance of $2.8 million related to the Europe subsidiary of our Compressor business segment was released, since this business now has cumulative three year income and management believes that realization of the deferred tax asset is more likely than not.

Net loss from continuing operations in the third quarter of 2007 was $22.6 million ($1.22 per share) as compared to net loss of $38.3 million ($2.07 per share) in the third quarter of 2006. The improvement was the result of the factors described above.

Reportable Operating Segments

The segment financial information presented in this report is for our two reportable operating segments for the periods presented: Compressor and Engine & Power Train. Previously, we also reported an

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Electrical Components product segment; however, as a result of the decision made by our Board of Directors to sell all of the businesses associated with that segment, its operations are no longer reported in continuing operations before tax. Financial measures regarding each segment's income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items ("operating income") and income (loss) before interest, other expense and income taxes and impairments, restructuring charges, and other items divided by net sales ("operating margin") are not measures of performance under accounting principles generally accepted in the United States ("U.S. GAAP"). Such measures are presented because we evaluate the performance of our reportable operating segments, in part, based on income (loss) before interest, other expense, income taxes, and impairments, restructuring charges, and other items. These measures should not be considered in isolation or as a substitute for net income, net cash provided by operating activities or other income statement or cash flow statement data prepared in accordance with U.S. GAAP or as measures of profitability or liquidity. In addition, these measures, as we determine them, may not be comparable to related or similarly titled measures reported by other companies. For a reconciliation of consolidated income (loss) before interest, other expense and income taxes, impairments, restructuring charges, and other items to income before provision for income taxes, see Note 6 in the Notes to our Consolidated Condensed Financial Statements.

     Compressor Products

Third quarter 2007 sales in the Compressor segment increased to $278.4 million from $230.8 million in the prior year. $22.0 million of the $47.6 million increase in sales was due to the effects of foreign currency translation. Sales increases in this segment were led by the commercial product lines (up $27.5 million), an increase of 26.2%. Sales increases were also reported in residential air conditioning product lines (up $14.7 million or 67.7%) and refrigeration and freezer product lines (up $5.3 million or 5.9%). The majority of these increases were attributable to pricing advances and foreign currency translation.

Compressor business income for the third quarter of 2007 was $7.1 million compared to an operating loss of $6.5 million in the third quarter of 2006. The $13.6 million improvement was attributable to the net favorable impact of volume and pricing changes ($20.1 million) and productivity and other improvements ($4.8 million). Including the effects of favorable hedging activities, the price of copper and other commodities also contributed favorably to results by approximately $2.1 million in the third quarter of 2007. These year-on-year improvements were partially offset by unfavorable foreign currency exchange rates ($13.4 million). For the third quarter, the Brazilian Real was on average 9.0% stronger against the U.S. Dollar in 2007 versus 2006.

     Engine & Power Train Products

Engine & Power Train business sales were $53.8 million in the third quarter of 2007 compared to $85.2 million for the same period a year ago. Declines were led by engines for snowthrowers (down $31.0 million), a decline of 50.0%. This decline was due to the carryover of excess inventories from the prior season by our customers and retailers, as well as conservative buying patterns by those same customers as we enter the current selling season. The remaining decreases in the Engine & Power Train Group were spread across multiple product lines.

Despite the decline in sales volume, the Engine & Power Train business recorded an operating profit of $0.1 million for the third quarter of 2007, compared to a loss of $9.2 million during the same period a

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year ago. Productivity, purchasing and other improvements accounted for $15.1 million of the favorable results. As well, losses associated with TMT Motoco of $6.9 million in the third quarter of 2006 were not repeated in 2007. In addition, while $5.5 million in fees were paid to AlixPartners in the third quarter of 2006, no such expense was recorded in the same period of 2007. These improvements to third quarter 2007 results were offset by the impact of volume declines of $18.2 million.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

NINE MONTHS ENDED SEPTEMBER 30,
(dollars in millions)                                   2007       %        2006       %
                                                      --------   -----    --------   -----
Net sales                                             $1,043.2   100.0%   $1,004.6   100.0%
Cost of sales                                            953.6    91.4%      953.9    95.0%
Selling and administrative expenses                       97.1     9.3%      103.8    10.3%
Impairments, restructuring charges, and other items       25.3     2.4%       11.6     1.1%
                                                      --------            --------
Operating loss                                           (32.8)   (3.1%)     (64.7)   (6.4%)
Interest expense                                         (25.5)    2.4%      (16.8)    1.7%
Interest income and other, net                             4.8     0.5%       10.6     1.0%
                                                      --------            --------
Loss from continuing operations before taxes             (53.5)   (5.1%)     (70.9)   (7.1%)
Tax benefit                                               (6.3)   (0.6%)      (2.9)   (0.3%)
                                                      --------            --------
Loss from continuing operations                         ($47.2)   (4.5%)    ($68.0)   (6.8%)
                                                      ========            ========

Consolidated net sales from continuing operations in the first nine months of 2007 increased to $1,043.2 million from $1,004.6 million in 2006. Excluding the increase in sales due to the effects of currency fluctuation of $53.5 million, sales for the first three quarters of 2007 decreased by $14.9 million or 1.5%. Sales increases of $109.1 million attributable to the Compressor segment were offset by a decline of $71.7 million in sales in the Engine & Power Train segment. The remaining increase of $1.2 million was attributable to businesses that are not associated with our reportable business segments.

Cost of sales was $953.6 million in the nine months ended September 30, 2007, as compared to $953.9 million in the nine months ended September 30, 2006. As a percentage of net sales, cost of sales was 91.4% and 95.0% in the first nine months of 2007 and 2006, respectively. Productivity and purchasing improvements contributed favorably to 2007 results; however, these favorable results were offset by unfavorable foreign currency rates and higher commodity costs.

Selling and administrative expenses were $97.1 million in the nine months ended September 30, 2007, as compared to $103.8 million in the nine months ended September 30, 2006. As a percentage of net sales, selling and administrative expenses were 9.3% and 10.3% in the first nine months of 2007 and 2006, respectively. Cost reductions were primarily attributable to reduced salary and wage expense as a result of lower headcounts when compared to the same period of 2006.

Expense of $25.3 million was recorded in impairments, restructuring charges and other items in the nine months ended September 30, 2007, compared to expense of $11.6 million in the nine months ended September 30, 2006. In light of the agreement signed on October 22, 2007 to sell the assets of our Engine & Power Train business segment to Platinum Equity LLC, we performed an interim analysis of the fair value of the assets of the business unit at September 30, 2007. We utilized the final

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purchase price agreed upon with Platinum as our indication of the fair market valuation of the business. As a result, we impaired the long-term assets of the business segment by $28.1 million. In contrast, as a result of the previously announced closure of our Engine & Power Train facility in New Holstein, Wisconsin and the associated curtailment of pension and retiree benefits of its employees, we recognized a net gain of $8.9 million in the second and third quarters of 2007. We also recorded $5.7 million in obsolescence charges in the second quarter associated with the completion of our lawn and garden selling season and the cessation of business sourced from Brazil at the Engine & Power Train group, The remaining charges primarily related to reductions in force executed during the second quarter across several of our business units.

During the third quarter of 2006, we incurred asset impairment and restructuring charges of $8.4 million related to the Engine & Power Train business for the write-down of assets that had become idled as part of the segment's overall restructuring program, and $2.3 million for the consolidation of transmission production into a single U.S. facility. First quarter 2006 charges amounted to $0.6 million and were the result of the continuation of previously announced programs.

Interest expense amounted to $25.5 million in the first nine months of 2007 compared to $16.8 million in the first nine months of 2006. The increase was primarily related to higher average interest rates associated with our current borrowing arrangements as compared to the same period in 2006.

Interest income and other, net was $4.8 million in the first nine months of 2007 compared to $10.6 million in the first nine months of 2006. In 2006, we recognized a gain of $3.6 million ($2.6 million net of tax or $0.14 per share) on the sale of our interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand during the first quarter. The sale of the stock was completed in conjunction with the end of a licensing agreement between the Company's Compressor operations and Kulthorn Kirby. The remainder of the decrease in 2007 was due to lower interest income on lower cash balances.

The consolidated statement of operations reflects a $6.3 million income tax benefit for the first nine months of 2007 and a $2.9 million income tax benefit for the first nine months of 2006. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes." The first nine months of 2007 reflects a tax benefit in both continuing and discontinued operations, and a tax expense in OCI. The first nine months of 2006 reflects a tax benefit in the statement of operations and tax expense in OCI and discontinued operations.

The $6.3 million tax benefit in the nine months ended September 30, 2007 included a U.S. Federal tax benefit of $11.6 million in continuing operations, and a foreign tax expense of $2.8 million ($5.6 million in foreign taxes less the $2.8 million reversal of the European valuation allowance). in addition, since we pay taxes in various states there was also $0.3 million in expense recorded in the U.S. that was related to separate company state tax liabilities. As well, as a result of the MBT enactment described above, we recorded a one-time income tax expense of approximately $2.2 million in the quarter ended September 30, 2007.

At September 30, 2007 and December 31, 2006, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which the Company believes it is not more likely than not that the deferred taxes will be realized.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The net loss from continuing operations in the first nine months of 2007 was $47.2 million ($2.55 per share) as compared to a net loss of $68.0 million ($3.68 per share) in the first nine months of 2006. The change was primarily the result of the factors described above.

     Compressor Products

Compressor business sales in the first nine months of 2007 increased to $864.7 million from $755.6 million in the first nine months of 2006. Excluding the increase in sales due to the effects of foreign currency translation of $53.5 million, sales increased by 7.4% in the first nine months of 2007. Sales increases in this segment were led by the commercial product lines (up $52.7 million), an increase of 15.1%. Sales increases were also reported in refrigeration and freezer product lines (up $46.4 million or 17.2%), while residential air conditioning declined (down $5.8 million or 5.7%). The majority of the increases were attributable to pricing advances and foreign currency translation. In the aggregate, the remainder of the compressor product lines increased by $15.8 million.

Operating income for the nine months ended September 30, 2007 amounted to $28.4 million compared to operating loss of $3.7 million for the first nine months of 2006. The higher operating income was attributable to price advances and volume impacts ($62.0 million) and productivity, purchasing, and other improvements ($20.8 million). These improvements were offset by unfavorable currency exchange impacts ($35.2 million) and higher commodity costs ($15.5 million). Through the first nine months of 2007, the Brazilian Real was on average 8.7% stronger against the U.S. Dollar compared to the same period in 2006, and the average price of copper increased by 7.5% over the same period.

     Engine & Power Train Products

Engine & Power Train sales through the first nine months of 2007 amounted to $165.9 million compared to $237.6 million in the same period of 2006. The decline in sales for the first nine months of the year was primarily due to the lower sales of $38.4 million or 48.9% in engines for snowthrowers. This decline was due to the carryover of excess inventories from the prior season by our customers, as well as conservative buying patterns by those same customers as we enter the current selling season. Sales of engines for walk behind and riding mowers declined by $19.3 million or 23.1% when compared to the first nine months of 2006. Reductions in both walk behind and riding mower engines were a result of our disruption in supply from TMT Motoco in Brazil, as customers sought alternative supply sources. Engines for generators were also down by $10.3 million, a decline of 70.5%, due to lack of significant hurricane or other storm activity in recent months. The remaining decreases in the Engine & Power Train Group were spread across multiple product lines.

For the first nine months of 2007, the business incurred an operating loss of $16.4 million compared to an operating loss of $38.9 million in 2006. Productivity, purchasing, and other improvements of $25.8 million contributed to the favorable result; in addition, fees paid to AlixPartners for their assistance in implementing restructuring efforts were reduced by $18.8 million year-on-year. As well, losses associated with TMT Motoco of $8.8 million through three quarters of 2006 were not repeated in 2007. These improvements were offset by the effect of volume declines and pricing impacts of $27.4 million. In addition, a gain of $3.5 million was recorded in the first nine months of 2006 on the sale of our facility in Douglas, Georgia, whereas no similar gain was realized in 2007.

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

We had accrued $3.0 million and $3.3 million at September 30, 2007 and December 31, 2006, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

Management Changes

On August 1, 2007, we announced the appointment of Edwin "Ed" L. Buker as our permanent Chief Executive Officer. Mr. Buker's appointment was effective on August 13, 2007. The principal terms of our employment agreement with Mr. Buker were disclosed in a Current Report on Form 8-K that we filed on August 6, 2007. Given that a significant portion of Mr. Buker's compensation will be based upon performance objectives, we cannot say with certainty whether his compensation costs will be greater than or less than fees paid to AlixPartners during the tenure of Mr. James Bonsall as our principal executive officer.

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

Cash Flow

For the first nine months of 2007, cash used by operations amounted to $24.5 million, reflecting a net loss of $182.2 million offset by adjustments to working capital of $157.7 million. Accounts receivable decreased by $8.6 million from the beginning of the year. This net decrease was the result of several

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

factors. The seasonality of the Company's sales patterns resulted in higher sales in the third quarter of the year when compared to the fourth quarter of 2006. More specifically, sales in the last two months of the respective quarters
- which is a primary driver of the accounts receivable balance - increased by $39.2 million in the August 1 to September 30, 2007 period when compared to November and December of 2006. However, an increase of $34.6 million in the amount of discounted receivables across the two periods offset these higher sales when comparing the net receivables balances. In addition, when evaluating days to collection for outstanding receivables, there was an improvement of four days to collection as of September 30, 2007 when compared to the end of 2006. This decrease was driven by the Compressor segment, whose days sales outstanding ("DSO") decreased from 61 at the end of the year to 54 at September 30 (before consideration for discounted accounts receivable at the segment's foreign subsidiaries), due primarily to improved time for collection in North America and Europe. The Engine & Power Train segment, however, increased its DSO, from 53 at the end of the year to 68 as of September 30. DSO trends at the Engine Group were driven primarily by North America, increasing by 16 days when compared to the end of 2006. The increase is related to sales of snowthrower engines; extended terms are provided to those customers to accommodate their cash flow requirements, by allowing adequate lead time for purchase of snowthrower engines ahead of snowthrower sales to end customers. The net impact of these fluctuations was a decrease in DSO from 60 days at the end of 2006 to 56 days at the end of the third quarter of 2007.

Inventories decreased by $49.8 million since the beginning of the year, reflecting improvements in days inventory on hand at the Compressor (five days) and Engine & Power Train (eight days) business segments. Decreases to accounts payable and other accrued expenses and liabilities (down $32.0 million since January 1, 2007) were also included in working capital adjustments. Most of the remainder of the cash adjustments to working capital was due to the effects of foreign currency translation.

In evaluating its balance sheet metrics, the Company considers the days sales outstanding and days inventory on hand metrics to be more relevant when comparing year-over-year periods than when comparing the current period to year-end, as it removes any seasonality of our sales patterns from the comparison. Average days sales outstanding were 56 days at September 30, 2007 versus 60 days at September 30, 2006, before giving effect to receivables sold. Days inventory on hand were 71 days at September 30, 2007, down from 81 days at September 30, 2006, due to improving management of inventory balances.

Cash provided by investing activities was $200.0 million in the first nine months of 2007 versus cash provided by investing activities of $84.8 million for the same period of 2006. $132.4 million in proceeds were received from the sale of assets during 2006, while $205.9 million in proceeds were recorded in the first nine months of 2007. Asset sales in 2007 included the sale of our Residential & Commercial product lines for $199.0 in net proceeds, the sale of an aircraft for $3.4 million, the sale of other fixed assets for $2.5 million, and the sale of Manufacturing Data Systems, Inc. for $1.0 million. Included in the 2006 sales was the sale of Little Giant Pump Company for $120.7 million, the Company's 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of the Company's former Douglas, Georgia manufacturing facility for $3.5 million. In addition, the Company acquired a small Australian-based company in the first quarter of 2006, which owned patents related to the manufacturing of certain types of electric motors, which were applicable to both our Electrical Components and Compressor segments. The entire purchase price was allocated to amortizable intangible assets, which were sold as part of the divestiture of the Electrical Component business

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operations in 2007. Capital expenditures were reduced by $39.7 million from the prior year, from $45.6 million in 2006 to $5.9 million in 2007.

Cash used by financing activities was $201.8 million in the first nine months of 2007 as compared to a use of cash of $12.8 million in the same period of 2006. During the third quarter of 2007, we used the proceeds from the sale of our residential & commercial product lines to pay off the entire balance of our Second Lien Credit Agreement and the majority of the balance under our First Lien Credit Agreement. During the first quarter of 2006, the remaining outstanding balances of our Senior Guaranteed Notes, Revolving Credit Facility and Industrial Revenue Bonds were replaced by a new financing package that included a $275 million First Lien Credit Agreement (later revised to $175 million) and a $100 million Second Lien Credit Agreement.

Capitalization

In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our First Lien Credit Agreement and foreign bank debt to fund our capital expenditures and working capital requirements. For the nine months ended September 30, 2007 and the full year ended December 31, 2006, our average outstanding debt balance was $265.2 million (excluding debt for TMT Motoco) and $373.0 million, respectively. The weighted average long-term interest rate, including the effect of hedging activities, was 8.8% and 10.0% at September 30, 2007 and December 31, 2006, respectively.

Accounts Receivable Sales

Certain of our Brazilian, Asian, and European subsidiaries periodically sell their accounts receivable to financial institutions. Such receivables are factored with recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $81.1 million and $46.5 million as of September 30, 2007 and December 31, 2006, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements. However, in 2006 and through the third quarter of 2007 cash flows from operations were negative and we had to rely on existing cash balances, proceeds from credit facilities and asset sales to fund our needs.

Through the second quarter of 2007, our main domestic credit facilities were provided under a $250 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. On August 27, 2007, we entered into an amendment to our First Lien Credit Agreement, in anticipation of the closing of the sale of the Residential & Commercial and Asia Pacific operations to Regal Beloit Corporation. The principal terms of this amendment were described in a Current Report on Form 8-K dated August 31, 2007, and the amendment is filed herein as
Exhibit 4.1. Among other things, the amendment deleted the minimum adjusted EBITDA and fixed charge coverage covenants for the third and fourth quarters of 2007 and reduced the lenders' total commitment from $250 million to $175 million. The amendment also imposed a new covenant requiring us to maintain a minimum of $50 million in credit availability; after giving effect to a $10 million availability reserve, we were in effect required to maintain

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a minimum of $60 million of credit availability. Consistent with the terms of the original First Lien Credit Agreement, the amendment provides for security interests in substantially all of our assets, and places limits on additional foreign borrowings and fees paid for professional services. We paid the first lien lender fees totaling $425,000 in connection with the amendment. As of September 30, 2007, the weighted average annual interest rate on our First Lien credit agreement was 7.9%.

Under the terms of the First Lien Credit Agreement, as of September 30, 2007 we had the capacity for additional borrowings under the borrowing base formula of $114.9 million ($25.2 million in the U.S. and $89.7 million in foreign jurisdictions). The First Lien Credit Agreement expires in November, 2009.

On August 31, 2007, we paid off the entire balance associated with our Second Lien Credit Agreement, effective with the closing of the sale of portions of our Electrical Components business segment as referenced above. Net proceeds of this sale transaction at closing were approximately $199 million. The proceeds were utilized to repay our Second Lien lender in full, including principal, prepayment penalties and fees, and both cash and PIK interest. The remainder of the proceeds, or approximately $93.6 million, was utilized to reduce the outstanding balance on our First Lien debt.

On November 8, 2007 we entered into an additional amendment to modify our First Lien Credit Agreement, in anticipation of the closing of the sale transaction of the Engine & Power Train business. The amendment is filed herein as Exhibit 4.2. The principal terms of the amendment reduced the covenant requiring us to maintain minimum levels of availability under the line of credit to $30 million, and reduced the total facility size to $75 million. As a result, after completion of the transaction, we had cash balances in the U.S. of $21.6 million, and U.S availability under our First Lien Credit Agreement of approximately $19.8 million. We paid the First Lien lender fees totaling $36,000 in connection with the amendment.

In addition, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings that provide advantageous lending rates. During the quarter, we had net repayments on these arrangements totaling $16.1 million. Our weighted average interest rate for all borrowings, including foreign borrowings, was 8.8% at September 30, 2007.

Although our Second Lien debt has been eliminated, the former lender still possesses a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued at $7.3 million or $5.29 per share, expires in April of 2012. Based on the terms of the warrant, the exercise price is currently calculated at $6.05 per share. The final exercise price could be lower if the closing price of our common stock drops below $9.31 per share on or before March 27, 2008. The costs associated with this warrant, while originally accounted for as additional interest to be expensed over the remaining terms of the credit agreement, were accelerated upon full repayment of the debt, and resulted in expense of $6.2 million in the third quarter of 2007, which is included in the loss from discontinued operations.

In March of 2007, our Brazilian engine subsidiary, TMT Motoco, was granted permission by the Brazilian courts to pursue a judicial restructuring, similar to a U.S. filing for Chapter 11 bankruptcy protection. The TMT Motoco filing in Brazil constituted an event of default with our domestic lenders. On April 9, 2007 we obtained amendments to our First and Second Lien Credit Agreements that cured the cross-defaults triggered by the filing in Brazil. We paid $625,000 in fees, plus expenses, to the First Lien lender on April 9, 2007 upon execution of the April 9 amendment, and fees of $750,000, plus expenses, to the Second Lien lender.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with the amendments discussed above, we are currently in compliance with the covenants of our domestic debt agreement. After giving effect to the sale transactions and the negative impacts of continued unfavorable currency movements, we do not expect to be in compliance with the fixed charge covenant of our First Lien credit agreement at March 31, 2008. However, we do not expect to have any amounts outstanding under the agreement at that time. In anticipation of this condition, we are pursuing a stand-by credit facility under a new collateralized arrangement, although we would not expect to require any outstanding borrowings under that arrangement to fund current operations.

As a result of the judicial restructuring, all the debt associated with TMT Motoco ($96.1 million) has been removed from our Consolidated Balance Sheet at September 30, 2007. After giving effect to this reclassification, as well as the amendments to the First and Second Lien agreements, our payments by period as of September 30, 2007 for our long-term contractual obligations are as follows:

                                    Payments by Period (in millions)
                                 --------------------------------------
                                          Less than
                                  Total    1 Year     1-3 Years   Other
                                 ------   ---------   ---------   -----
Debt Obligations                 $103.3     $68.6       $34.7       --
Interest Payments on Debt (1)      27.3       9.1        18.2       --
Other Long-Term Obligations(2)      1.0       0.6          --      0.4

- (1) Debt levels are assumed to remain constant. Interest rate debt obligations are assumed to remain constant at the current weighted average rate of 8.8%.

- (2) Other long-term obligations included in the above table consist solely of reserves for uncertain tax positions recognized under FIN 48.

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

As a result of adopting FIN 48, an increase in tax reserves and a decrease of retained earnings of $0.4 million was recorded. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $3.0 million. In addition, consistent with the provisions of FIN 48, we reclassified $1.8 million of income tax liabilities from current to non-current income taxes, because payment of cash is not anticipated within one year of the balance sheet date. At September 30, 2007, the amount of gross unrecognized tax benefits, and therefore the amount that would favorably affect the effective income tax rate in future periods, was $3.0 million.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet at January 1, 2007 was $1.1 million; of this amount, $0.7 million was reclassified from current to non-current liabilities upon adoption of FIN 48. Accrued interest and penalties for the three and nine months ended September 30, 2007 were reduced by $0.7 million and $0.9 million, respectively. The impact of FIN 48 for the first nine months of 2007 was a benefit of $1.8 million.

At September 30, 2007, we anticipate a decrease in the total amount of unrecognized tax benefits within the next twelve months of approximately $0.6 million.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from SFAS 159) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. At this time, we do not intend to adopt SFAS 159.

OUTLOOK

Information in this "Outlook" section should be read in conjunction with the cautionary language and discussion of risks included below.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The outlook for the fourth quarter of 2007 is subject to the same variables that have negatively impacted us throughout 2006 and the first nine months of 2007. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, we do not expect these factors to become any more favorable in the foreseeable future; in fact, as we complete our transition from a diversified manufacturer to a compressor business, we expect our business to become more sensitive to key risks, particularly commodity pricing and currency exchange rates. Certain key commodities, including copper and aluminum, continue to trade at elevated levels compared to recent history. From January 1, 2006 through October 31, 2007, the price of aluminum increased approximately 7.8%, and the price of copper increased 60.4% in the same time frame. In the first nine months of 2007 alone, copper prices escalated by 27.2%. While copper forward purchase contracts obtained prior to the cost increase have allowed us to maintain costs consistent with, or slightly better than, our 2007 business plan, future costs are expected to continue to rise. We currently hold approximately 70% of our total projected copper requirements for the remainder of 2007 in the form of forward purchase contracts, which will provide us with substantial (though not total) protection from further price increases during the year but also will detract from our ability to benefit from any price decreases. The continued escalation of copper prices through 2007 and into 2008 and beyond could have a long-term unfavorable impact on our results of operations, if adequate pricing increases cannot be obtained from our customers.

The Brazilian Real strengthened 25.5% against the U.S. dollar from January 1, 2006 to October 31, 2007. From July 1 through September 30, 2007, the Real strengthened by 4.7%. Recently, we have also been unfavorably affected by the strengthening of the Indian Rupee, which strengthened by 8.0% in the second and third quarters of 2007. Net of currency hedging activities, this continued strengthening of the Real and the recent strengthening of the Rupee affected our operating results unfavorably by approximately $19.8 million during the first nine months when compared to our 2007 plan.

As a result, we expect the operating results of our compressor business to be slightly unfavorable in the fourth quarter of 2007 when compared to the results of the comparable 2006 period. Improvements in our North American Compressor operations, primarily due to higher sales volumes and overhead cost improvements, will be offset by lower results in Brazil that are attributable to the stronger Real.

As part of our efforts to improve profitability and reduce the consumption of capital resources, we continue to seek price increases to cover our increased input costs, and expect that further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms will be necessary. We believe that such actions will contribute to restoring our profitability, will help to mitigate such negative external factors as currency fluctuation and increased commodity costs, and will result in improved operating performance in the remainder of 2007 and forward.

As a result of the sale of portions of the Electrical Components business segment as well as the Engine & Power Train business, and the impending sale of the Automotive & Specialty business operations, we completely eliminated our domestic debt as of November 9, 2007. As a result, we expect our consolidated interest expense in the future to be substantially reduced. Based on the amount of domestic debt we held prior to the sale of businesses, we expect that its elimination will reduce our annualized interest expense by approximately $22 million. However, challenges will remain with respect to our ability to maintain appropriate levels of liquidity, particularly those driven by currency exchange and commodity pricing as discussed above. With expected further weakness of the U.S. dollar versus key currencies such as the Brazilian Real, we expect that we will generate a limited

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amount of cash until further restructuring activities are implemented, or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we are currently negotiating a new financing arrangement for our North American based activities, and seeking longer term committed financing arrangements in Brazil. In addition, we are generating other sources of cash through various activities as noted below.

We are also engaged in the process of re-evaluating our corporate infrastructure in relation to the level of business activity that remains after our restructuring programs are completed. Such actions could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results.

We are evaluating further potential sales of product lines, divisions, and various idle assets of the Company, including real estate, equipment, and Company aircraft. The proceeds from any such sales would be used to improve our liquidity. With respect to idle assets, we expect to realize proceeds of approximately $12 million, which we expect to receive in full by the second quarter of 2008.

We recently announced our intent to close one of our U.S. operating facilities, located in Tecumseh, Michigan. The costs associated with this closure will be dependent on the outcome of negotiations with our union. The closure, once completed, is expected to reduce annual costs by $5.6 million.

We are in the process of finalizing the audit of our 2003 tax year, the resolution of which is expected to result in the refund of federal income taxes previously paid of approximately $13.0 million. Receipt of such proceeds is dependent upon final resolution of these audits, estimated to occur within approximately six months.

Finally, we are in the process of executing a conversion of our Salaried Retirement Plan to a new Plan. The existing Plan is substantially over-funded. We expect that this conversion will make net cash available in late 2007 or 2008 to the Company of approximately $55 million, while still fully securing the benefits under the old Plan and funding the new Plan, without additional annual contributions, for six to eight future years. The pension reversion will adversely affect the Company's results of operations due to the recognition of the cost of the termination, estimated to be $20 million, as well as a reduction in net period income. The reduction in income, however, has been more than mitigated by other actions taken to reduce the overall cost of benefits and due to personnel reductions. Taking into account the cost of all retiree benefits, both pensions and other post-retirement benefits, total expected income to be recognized in 2008, other than curtailment gains and losses and excluding potential changes in actuarial assumptions, is expected to be approximately $16 million versus $14 million in 2007.

As part of addressing the Company's liquidity needs, we have made substantially lower levels of capital expenditures to date in 2007, and expect to continue that trend throughout the remainder of the year. Capital expenditures in 2007 are projected to be approximately $54 million less than in 2006 and $105.3 million less than in 2005. Looking ahead, we expect capital expenditures in 2008 and beyond to remain at levels far less than historical averages, due to the elimination of non-core businesses and due to a shift away from capital intensive vertical integration to higher levels of outside sourcing of components from suppliers located in low cost countries.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to i) our ability to maintain adequate liquidity in total and within each foreign operation; ii) the success of our ongoing effort to bring costs in line with projected production levels and product mix; iii) our success in consummating the transaction for the sale of our Automotive & Specialty business, or the timing for doing so; (iv) weather conditions affecting demand for air conditioners; v) availability and cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation; vi) financial market changes, including fluctuations in interest rates and foreign currency exchange rates; vii) actions of competitors;
viii) changes in business conditions and the economy in general in both foreign and domestic markets; ix) the effect of terrorist activity and armed conflict;
x) economic trend factors such as housing starts; xi) emerging governmental regulations; xii) the ultimate cost of resolving environmental and legal matters; xiii) our ability to profitably develop, manufacture and sell both new and existing products; xiv) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xvi) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xvii) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xviii) the outcome of the judicial restructuring of our Brazilian engine manufacturing subsidiary;
xix) increased or unexpected warranty claims; and xx) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices, and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of our policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in our Annual Report on Form 10-K in Item 7A and in Notes 1 and 13 of the Notes to Consolidated Financial Statements. We do not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first nine months of 2007.

We are subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in its foreign subsidiaries. We do, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is our policy not to purchase financial and/or derivative instruments for speculative purposes. At September 30, 2007 and December 31, 2006, we held foreign currency forward contracts with a total notional value of $98.4 million and $130.4 million, respectively. We have a particularly concentrated exposure to the Brazilian Real. Based on our current level of activity, and excluding any mitigation as the result of hedging activities, we believe that a strengthening in the value of the Real of 0.10 per U.S. Dollar negatively impacts our operating profit by approximately $10 million on an annual basis.

We use commodity forward purchasing contracts to help control the cost of traded commodities, namely copper and aluminum, used as raw material in the production of motors, electrical components and engines. Company policy allows management to contract commodity forwards for a limited percentage of projected raw material requirements up to fifteen months in advance. Commodity contracts at most of the Company's divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice has been to accept delivery of the commodities and consume them in manufacturing activities. At September 30, 2007 and December 31, 2006, the Company held a total notional value of $60.4 million and $62.1 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted.

We are subject to interest rate risk, primarily associated with our borrowings of $103.3 million at September 30, 2007. Our $175 million First Lien Credit Agreement is variable-rate debt. Our remaining borrowings consist of variable-rate borrowings by our foreign subsidiaries. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. A 1% increase in interest rates would increase interest expense for the year by approximately $1.0 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 4
                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the President and Chief Executive Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, our President and Chief Executive Officer along with our Vice President, Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

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

Management believes that this material weakness has been remediated as of September 30, 2007. We have corrected our methodologies to comply with generally accepted accounting principles. We have also instituted additional review procedures relating to these processes that include additional management reviews and review by our outside tax advisors prior to the finalization of the income tax provision for the period. However, management has not yet completed testing of its updated procedures.

Changes In Internal Control Over Financial Reporting

As noted above, management believes that the material weakness that existed as of December 31, 2006 related to the calculation of interim period income taxes has been remediated. During the three months ended September 30, 2007, there have been no other changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 4
                             CONTROLS AND PROCEDURES

Limitations On The Effectiveness Of Controls And Procedures

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     - On November 8, 2007, we entered into an amendment to our domestic first lien credit agreement. We entered into the amendment in anticipation of closing the previously announced sale of our Engine & Power Train business operations. The principal terms of the amendment reduced the minimum availability covenant to $30 million, and reduced the total facility size to $75 million. The amendment is filed herein as Exhibit 4.2. We paid the first lien lenders fees totaling $36,000 in connection with the amendment.

     - On November 9, 2007, we completed our previously announced sale transaction with Platinum Equity, LLC ("Platinum"), selling Platinum our Engine & Power Train business operations for $51 million in cash. The purchase agreement is filed herewith as Exhibit 10.1. We used the proceeds of the transaction to pay in full the outstanding debt associated with our first lien credit agreement.

ITEM 6. EXHIBITS

(a)  Exhibit
      Number   Description
     -------   -----------
        4.1    Amendment No. 6 to First Lien Credit Agreement dated as of August
               27, 2007 by and among Tecumseh Products Company, certain Lenders and Issuers listed therein, and Citicorp USA, Inc. as
               Administrative Agent and Collateral Agent

        4.2    Amendment No. 7 to First Lien Credit Agreement dated as of
               November 8, 2007 by and among Tecumseh Products Company, certain
               Lenders and Issuers listed therein, and Citicorp USA, Inc. as Administrative Agent and Collateral Agent

        10.1 Purchase Agreement dated as of October 22, 2007 by and between Snowstorm Acquisition Corporation and Tecumseh Products Company.
               (NOTE: Schedules, annexes, and exhibits are omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule, annex, or exhibit to the Securities and Exchange
               Commission upon request.)

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

                                        TECUMSEH PRODUCTS COMPANY
                                               (Registrant)


Dated: November 14, 2007                BY: /s/ JAMES S. NICHOLSON
                                            ------------------------------------
                                            James S. Nicholson
                                            Vice President, Treasurer and
                                            Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)