Form 10-K
period 2007-12-31
TECUMSEH PRODUCTS CO
filed 2008-03-14
CIK 96831

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2007

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

Securities Registered Pursuant to          Securities Registered Pursuant to
Section 12(b) of the Act:                  Section 12(g) of the Act: None

                                         Name of Each Exchange
     Title of Each Class                 on Which Registered
-------------------------------------    ---------------------------
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark if the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Certain shareholders, which, as of June 30, 2007, held an aggregate of 790,088 shares of Registrant's Class A Common Stock and 2,216,244 shares of its Class B Common Stock might be regarded as "affiliates" of Registrant as that word is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. If such persons are "affiliates," the aggregate market value as of June 30, 2007 (based on the closing prices of $15.71 per Class A share and $14.86 per Class B share, as reported on the Nasdaq Stock Market on such date) of 12,611,850 Class A shares and 2,861,502 Class B shares held by non-affiliates was $240,654,083.

  Numbers of shares outstanding of each of the Registrant's classes of Common
                          Stock at February 22, 2008:

               Class B Common Stock, $1.00 Par Value:    5,077,746
               Class A Common Stock, $1.00 Par Value:  13,401,938

Certain information in the definitive proxy statement to be used in connection with the Registrant's 2008 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                       PART I
Item 1.     Business.........................................................................................    5
Item 1A.    Risk Factors.....................................................................................   11
Item 1B.    Unresolved Staff Comments........................................................................   15
Item 2.     Properties.......................................................................................   15
Item 3.     Legal Proceedings................................................................................   15
Item 4.     Submission of Matters to a Vote of Security Holders..............................................   17

                                                       PART II
Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
            of Equity Securities.............................................................................   18
Item 6.     Selected Financial Data..........................................................................   19
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations............   20
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......................................   41
Item 8.     Financial Statements and Supplementary Data......................................................   46
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............   85
Item 9A.    Controls and Procedures..........................................................................   85
Item 9B.    Other Information................................................................................   87

                                                       PART III
Item 10.    Directors and Executive Officers of the Company..................................................   89
Item 11.    Executive Compensation...........................................................................   89
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...   89
Item 13.    Certain Relationships and Related Transactions, and Director Independence........................   89
Item 14.    Principal Accountant Fees and Services ..........................................................   89

                                                       PART IV
Item 15.    Exhibits and Financial Statement Schedules.......................................................   90
Signatures...................................................................................................   98

                                     PART I

ITEM 1. BUSINESS

GENERAL

Tecumseh Products Company (the "Company") is a full-line, independent, global manufacturer of hermetically sealed compressors for residential and commercial refrigerators, freezers, water coolers, dehumidifiers, window air conditioning units and residential and commercial central system air conditioners and heat pumps. We believe we are one of the world's largest independent producers of hermetically sealed compressors. Our products are sold in countries all around the world.

Our compressor products include a broad range of air conditioning and refrigeration compressors, as well as condensing units and complete refrigeration systems. Our compressor products range from fractional horsepower models used in small refrigerators and dehumidifiers to large compressors used in unitary air conditioning applications. We sell compressors that are used in four types of product lines: (i) commercial refrigeration applications including freezers, dehumidifiers, display cases and vending machines; (ii) household refrigerators and freezers; (iii) commercial and residential unitary central air conditioning systems; and (iv) room air conditioners. We sell compressors to original equipment manufacturers ("OEMs") and aftermarket distributors.

We formerly operated an Engine & Power Train Electrical Component business, as well as an Electrical Component business. During 2007, we sold our entire Engine & Power Train business, and the majority of the Electrical Component business. The remaining portions of the Electrical Component business are classified as held for sale.

The Company is a Michigan corporation organized in 1930.

FOREIGN OPERATIONS AND SALES

International sales and manufacturing are extremely important to our business as a whole. In 2007, sales from continuing operations to customers outside the United States represented approximately 80% of total consolidated net sales. Products sold within and outside the United States are manufactured in locations throughout the world including Brazil, France, India and Malaysia.

Our dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. Our foreign manufacturing operations are subject to other risks as well, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals and instabilities in the workforce due to changing political and social conditions. These considerations are especially significant in the context of our Brazilian operations, given the importance of Tecumseh do Brasil's performance to our total operating results.

COMPRESSOR PRODUCT LINES

A compressor is a device that compresses a refrigerant gas. When the gas is later permitted to expand, it absorbs and transfers heat, producing a cooling effect, which forms the basis for a wide variety of refrigeration and air conditioning products. All of the compressors we produce are hermetically sealed. Our current compressor line consists primarily of reciprocating and rotary designs; in addition, we have recently introduced a growing line of scroll models.

We manufacture and sell compressor and refrigeration systems that are used in four types of end products throughout the world - (i) commercial refrigeration applications including freezers, dehumidifiers, display cases and vending machines; (ii) household refrigerators and freezers; (iii) commercial and residential unitary central air conditioning systems; and (iv) room air conditioners. Our lines of compressors range in size from approximately 5,000 - 72,000 BTU/hour models used in stationary and mobile air conditioning applications to 350 - 1,500 BTU/hour models used in household refrigerators/freezers, along with 200 to 72,000 BTU/hour models for commercial refrigeration applications, such as ice makers, vending machines, food service equipment, display cases and refrigerated walk-in cold rooms.

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

We have also started offering customers our scroll compressor and condensing units utilizing scroll compressors especially designed for demanding commercial refrigeration applications. The addition of scroll compressors to our product portfolio provides greater versatility and options to our customers in a wider range of applications and performance conditions. We are offering the scroll compressor in the aftermarket product lines of the business, and are providing samples to original equipment manufacturers.

We also produce value-added sub-assemblies and complete refrigeration systems that utilize our compressors as components. Such products include indoor and outdoor condensing units, and multi-cell units and complete refrigeration systems that use both single speed and variable speed AC/DC powered compressors. These products are sold to both OEM and aftermarket distributors.

MANUFACTURING OPERATIONS

We manufacture our products from facilities located in the United States, Canada, Brazil, France, India and Malaysia. In addition, we have a joint venture in China. Of our foreign manufacturing sources, our Brazilian compressor subsidiary is the largest. It operates two manufacturing facilities producing the Company's broadest product offerings, with an installed capacity of approximately 17 million compressors. Products produced in Brazil are sold throughout the world. Significant devaluations of the Brazilian Real in 1999 and 2002 set the stage for these operations to better compete in foreign markets, resulting in approximately 59%, 66%, and 66% of its production being exported in 2007, 2006 and 2005, respectively. However, from the beginning of 2007 to the end of 2007 the Brazilian Real appreciated against the U.S. Dollar by 17.2%, and since the beginning of 2006 the Real has strengthened by 24.3%. This strengthening of the Real has continued over more than a five year period, and represents a significant departure from historical devaluation trends.

We also continue to manufacture products in North America in facilities in Tupelo, Mississippi and Ontario, Canada. However, over the past several years we have been consolidating the number of facilities operated in North America due to both cost competitiveness with low cost countries as well as the relocation of our customers' operations to low cost countries. During 2008 we will complete the closure of two additional facilities in the United States, leaving just one remaining facility in Tupelo, Mississippi. Installed capacity in Tupelo is approximately 6 million compressors.

The Company also currently operates four manufacturing facilities in France. Like North America, the Company is actively restructuring these operations, through consolidation into fewer facilities and by moving production to lower cost countries. During 2008 we expect to cease production in one of these facilities. These facilities have aggregate capacity of 5 million units.

The Company operates two manufacturing facilities in India with a current total capacity of 4 million units. However, given the current cost structure of our Indian production and the potential growth of the Indian market, we are expanding production capacity in India.

Our compressor manufacturing operations are vertically integrated and we manufacture a significant portion of our component needs internally, including electric motors and metal stampings. Raw materials are purchased from a variety of non-affiliated suppliers. We utilize multiple sources of supply and the required raw materials and components are generally available in sufficient quantities, although the costs of commodity raw materials have increased substantially in recent years and are expected to remain volatile in the future. Given changes in relative currency values versus the dollar and the ability to source components more cheaply we expect that we will be decreasing the amount of vertical integration over the next several years. These actions may involve the recognition of impairments and other costs as such plans are adopted.

SALES AND MARKETING

We market our North American, Brazilian and Indian built compressors under the "Tecumseh" brand and French built compressors under the "L'Unite Hermetique by Tecumseh" brand. Other brands under which we market include "SILENSYS by Tecumseh" and VECTOR by Tecumseh." We sell our compressor products in North America primarily through our own sales staff, although sales to aftermarket customers are also made through independent sales representatives. In certain foreign markets, we also use local independent sales representatives and distributors.

A substantial portion of our sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of compressor products for unitary central air conditioning systems and commercial refrigeration applications also include substantial sales to both OEM and distributor customers.

We have over 1,200 customers for compressor products, the most significant of which are customers for commercial compressor products. In 2007, the two largest customers for compressor products accounted for 7.9% and 6.0%, respectively, of consolidated net sales. Loss of either of these customers could have a material adverse effect on our results of operations. Generally, we do not enter into long-term contracts with our customers. However, we do pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.

COMPETITION

All of the compressor markets in which we operate are highly competitive. Participants compete on the basis of delivery, efficiency, noise level, price and reliability. We compete not only with other independent compressor producers but also with manufacturers of end products that have internal compressor manufacturing operations.

   North American Markets

The domestic unitary air conditioning compressor market consists of OEMs and a significant compressor aftermarket. We compete primarily with three U.S. manufacturers; Copeland Corporation, a subsidiary of Emerson Electric, Inc., Danfoss, Inc., and Bristol Compressors, Inc., a subsidiary of Johnson Controls. Copeland Corporation enjoys a larger share of the domestic unitary air conditioning compressor business than either Bristol Compressors, Inc. or Tecumseh.

Over the last several years there has been an industry trend toward the use of scroll compressors in the high efficiency applications of the unitary air conditioning market, led by Copeland Corporation. Our competition has had scroll compressors as part of their product offerings for some time. Along with its own manufacturing capabilities, Copeland Corporation is also a member of the Alliance Scroll manufacturing joint venture with two major U.S. central air conditioning manufacturers, American Standard's Trane air conditioning division and Lennox International, Inc.

We believe that the rotary and scroll compressors are important to maintaining a position in the unitary air conditioning and commercial refrigeration markets, and we continue to pursue development of both technologies. While we are in the early stages of offering scroll compressors to our customers, over the course of 2007 we have successfully released product into North America, both as part of Tecumseh condensing units and systems as well as for aftermarket distribution. We continue to broaden our product offerings for the scroll and expect to expand our product outreach to Europe, South America, and Asia with scroll samples beginning in the second half of 2008.

In the domestic room air conditioning compressor market, we compete primarily with foreign companies, as a majority of room air conditioners are now manufactured outside the United States. We also compete to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Sanyo Electric Trading Company, L.G. Electronics, Inc., Mitsubishi, Daikin, and others. We have increasingly struggled with price competition from foreign companies during the last several years. Downward pressure on prices, particularly in the room air conditioning market, has continued due to global manufacturing over-capacity and available supply of inexpensive Asian products both in North America and in Europe.

In the domestic markets for water coolers, dehumidifiers, vending machines, refrigerated display cases and other commercial refrigeration products, we compete primarily with compressor manufacturers from the Far East, Europe and South America and to a lesser extent, the United States. Competitors include Matsushita Electric Industrial Corporation, Danfoss, Inc., Embraco, S.A., Copeland Corporation, ACC and others.

The household refrigerator and freezer market is vertically integrated with many appliance producers manufacturing a substantial portion of their compressor needs. Our competitors include ACC Group, Matsushita Electric Industrial Corporation, Embraco, S.A., Danfoss, Inc., and others.

We sell our products in over 110 countries. In 2007, approximately 24% of the compressor products produced in our North American operations were exported to foreign countries.

   Latin American Markets

Unlike North American and European markets, the markets in Latin America still have some degrees of protection from outside competition, including import duties. Accordingly, markets exist for products serving all four of the types of applications. Tecumseh competes directly with Embraco, S.A. in Brazil and the two competitors account for a majority of the share of compressors sold in Latin America. However, this level of protection is slowly being reduced and the strength of the Brazilian currency is making foreign imports cheaper despite the presence of duties. As a result, Asian manufacturers are beginning to capture additional share, and importation of the end products containing compressors has begun to reduce local demand for compressors, particularly in the room air conditioning product line.

   European Markets

The largest portion of the European market is commercial refrigeration, followed by household refrigeration and freezers. Like North America, our primary competitors in both of these product lines include ACC Group, Embraco, S.A., Danfoss, Inc., Emerson and a growing number of producers from the Far East. European markets face the same competitive factors as those in North America, including foreign competition and a shrinking local customer base as OEM's move operations to low cost countries.

   East Asian and Middle Eastern markets

Like Brazil, the East Asian/Middle Eastern market still has some levels of protection for domestic manufactures, including import duties. This is particularly the case in India, where these sales are concentrated. In addition, given the absence of a robust cold chain in the region, the majority of the market is for product used in air conditioning and household refrigerators. Major competitors include the Indian manufacturers Copeland / Emerson., Carrier Aircon Ltd., Godrej, Videocon, BPL and others. In addition, there are fewer end product manufacturers in India. Accordingly, in 2007, approximately 24.0% and 23.2% of our sales in East Asian and Middle Eastern markets were made to our two largest customers respectively and the loss of these customers would have a significant impact on the results of operations of this facility, and to a lesser extent, on the consolidated results of the Company as a whole.

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

In the last few years, there has been an even greater political and consumer movement, particularly from northern European countries, toward the use of hydrocarbons ("HCs") and CO(2) as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of the atmosphere) and the use of fluorine (which contributes to the "green-house" effect). Hydrocarbons are flammable compounds and have not been approved by the U.S. government for air conditioning or household refrigerator and freezer applications. CO(2) is still in limited production and is used in niche markets.

It is not presently possible to estimate the level of expenditures that will be required to meet future industry requirements or the effect on our competitive position. Nonetheless, we expect that our product development process will address these changes in a timely manner.

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

GEOGRAPHIC LOCATION INFORMATION

The results of operations and other financial information by geographic location for each of the years ended December 31, 2007, 2006 and 2005 appear under the caption "Business Segment Information" in Note 9 to the Consolidated Financial Statements which appear in Part II, Item 8, of this report, "Financial Statements and Supplementary Data," and that information is incorporated by reference into this Item 1.

BACKLOG AND SEASONAL VARIATIONS

Most of our production is against short-term purchase orders and order backlog is not significant.

Compressor products are subject to some seasonal variation among individual product lines. In particular, sales for compressor products are higher in the first and second quarters (for customer needs prior to the commencement of warmer weather in the northern hemisphere, for both residential air conditioning products and commercial applications). This seasonal effect is somewhat, though not completely, offset by sales volumes in the southern hemisphere. Depending on relative performance among the groups, and external factors such as foreign currency changes and global weather, trends can vary. In the past three years, consolidated sales in the aggregate have not exhibited any pronounced seasonal trend.

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

RESEARCH AND DEVELOPMENT

The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations including those related to refrigerant requirements as discussed above. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines. We spent approximately $28.1 million, $36.7 million, and $30.6 million during 2007, 2006, and 2005, respectively, on research activities relating to the development of new products and the development of improvements to existing products. None of this research was customer sponsored.

EMPLOYEES

On December 31, 2007, we employed approximately 10,300 persons, 87% of whom were employed in foreign locations. Approximately 210 of the U.S. employees were represented by labor unions, with no more than 150 persons covered by the same union contract. The majority of foreign location personnel are represented by national trade unions. The number of our employees is subject to some seasonal variation. During 2007, the maximum number of persons employed was approximately 13,400 (occurring while we still owned the Engine & Power Train and Electrical Components groups) and the minimum was approximately 10,300. Overall, we believe we generally have a good relationship with our employees.

OTHER MATTERS

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

On April 2, 2007, a settlement agreement was signed by the Company, the three members of the board of directors named in the suit, and the Herrick entities, fully settling both lawsuits. The terms of the settlement agreement were disclosed in a Current Report on Form 8-K that we filed on April 10, 2007. Under the terms of the settlement agreement, the Herrick entities must vote in accordance with the recommendations of the entire Board of Directors with regard to Board nominees. This settlement agreement expires the day following our 2008 Annual Meeting of Shareholders, scheduled for April 30. At that time, the Herrick entities will be entitled to exercise any and all rights of shareholders as provided by the Company's bylaws.

On March 10, 2008, our Board of Directors received a letter from the Herrick Foundation in which the Foundation requested, among other things, that the Board form a committee to explore a possible sale of Tecumseh and take various actions to change the Company's corporate governance posture, including seeking shareholder approval at Tecumseh's 2008 annual shareholders meeting to eliminate provisions contained in the Company's amended certificate of incorporation that protect Class A shareholders. On March 10, 2008, the Herrick Foundation filed with the SEC a Form 13D which among other disclosures includes a copy of the letter received by the Board.

On March 11, 2008, Edwin L. Buker, Chairman of the Board, Chief Executive Officer and President of Tecumseh, sent a letter to The Herrick Foundation stating that the requests contained in the foundation's March 10 letter will be appropriately considered by the Board in due course, consistent with its fiduciary duties. Mr. Buker further advised The Herrick Foundation that neither the foundation nor any of its representatives or affiliates has been authorized by Tecumseh to pursue a sale of, or any other transaction involving, Tecumseh.

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

      WE ARE SUBJECT TO CURRENCY EXCHANGE RATE AND OTHER RELATED RISKS.

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In particular, this situation exists for us with respect to our Brazilian operations, which have costs denominated in the Brazilian Real, but the majority of its sales (approximately 60%) denominated in other currencies, particularly the U.S. dollar and the Euro. Only one major competitor faces similar exposure to the Real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our business.

In the aggregate, approximately 80% of our total compressor sales are outside the U.S. Our Brazilian, European and Indian operations comprised approximately 41%, 28% and 11% of total 2007 compressor sales respectively.

In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. While we customarily enter into currency hedging instruments to partially mitigate these risks, we cannot assure that currency exchange rate fluctuations will not adversely affect our results of operations and financial condition, particularly over the long term. In addition, while the use of currency hedging instruments may provide us with short-term protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

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

      MATERIAL COST INFLATION COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We are experiencing material cost inflation in a number of our businesses. The most significant inflationary impact to the business has been the price of copper, a major cost component of compressors, which has increased by over 40% since the beginning of 2006. We currently hold more than 62% of our total projected copper requirements for 2008 in the form of forward purchase contracts, which will provide us with substantial (though not total) protection from further price increases during the year but also will detract from our ability to benefit from any price decreases. We also expect the cost of steel and other purchased materials to be more costly in 2008 versus 2007. We are striving for greater productivity improvements and implementing increases in selling prices to help mitigate cost increases in copper and other base materials including aluminum, steel, and resins, as well as other input costs including ocean freight, fuel, health care and insurance. We also are continuing to implement operational initiatives in order to continuously reduce our costs. We cannot assure you, however, that these actions will be successful to manage our costs or increase our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations.

      WE MAY NOT MAINTAIN OUR CURRENT LEVEL OF LIQUIDITY.

Upon completion of the divestitures of the business operations as previously discussed, we eliminated all our domestic debt. However, challenges remain with respect to our ability to maintain appropriate levels of liquidity, particularly those driven by currency exchange and commodity pricing. With expected further weakness of the U.S. dollar versus key currencies such as the Brazilian Real and the Indian Rupee, we expect that we will generate a limited amount of cash until further restructuring activities are implemented or economic conditions improve.

As part of our strategy to maintain sufficient liquidity, we are in the final phases of negotiating a new financing arrangement for our North American based activities, and seeking longer term committed financing arrangements in Brazil. In addition, we are generating other sources of cash through activities such as the termination and reversion of our vastly over-funded pension plans and collection of refundable non-income taxes in Brazil. While we believe that these and other activities will produce adequate liquidity to implement our business strategy over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions continue to deteriorate. In addition, while our business dispositions have improved our liquidity, each of the sale agreements provide for certain retained liabilities or indemnities, including liabilities that relate to environmental issues and product warranties. While we currently believe we have adequately provided for such contingent liabilities, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.

   ANY FUTURE DIVESTITURES OF NON-CORE PORTIONS OF THE BUSINESS MAY RESULT IN FURTHER LOSSES ON THE SALE OF ASSETS.

While we divested the majority of our non-core business operations in 2007, certain remaining portions of the Electrical Components business are still classified as held for sale. While management believes that the assets associated with these businesses are appropriately recorded at their fair value, further impairments associated with their eventual sale or expenses associated with the sale transaction could occur, and could have an adverse effect on our results of operations and financial condition in any given period.

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

In particular, we operate in environments where worldwide productive capacities exceed global demand and customers and competitors are establishing new productive capacities in low cost countries, including China. These trends have resulted in the need for us to restructure our operations by removing excess capacities, lowering our cost of purchased inputs and shifting productive capacities to low cost countries in order to improve our overall cost structure, restore margins and improve our competitive position in our major markets. There is no guarantee that these initiatives, which have included plant closures, headcount reductions, expanded operations in low-cost countries (including China and India) and global sourcing initiatives, will be successful in setting the stage for improvement in profitability in the future.

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

   WE ARE EXPOSED TO POLITICAL, REGULATORY, ECONOMIC, AND OTHER RISKS THAT ARISE FROM OPERATING A MULTINATIONAL BUSINESS.

Sales outside of North America, including export sales from North American businesses, accounted for approximately 76% of our net sales in 2007. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

      - the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

      -     required compliance with a variety of foreign laws and regulations;

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

      -     the protection of intellectual property in foreign countries; and

      - changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks.

   OUR OPERATIONS AND PRODUCTS ARE SUBJECT TO EXTENSIVE ENVIRONMENTAL LAWS AND ENERGY REGULATIONS.

Our plants and operations are subject to increasingly stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. These regulations can vary widely across the countries in which we do business. While we believe that we are in compliance in all material respects with these environmental laws and regulations, we cannot assure that we will not be adversely impacted by costs, liabilities or claims with respect to existing, previously divested, or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination and the amount of such liability could be material.

In addition, governmental regulations affect the types of refrigerants that may be utilized in our products, and this global scrutiny continues to evolve over time. We have continued to address these changes in regulation by approving and releasing new models that meet governmental and consumer requirements. We also strive to have our products meet requirements for energy efficiency, which can vary substantially across the global communities in which we sell our products. Future legislation may require substantial levels of expenditure to meet industry requirements, which could have a material adverse effect on our business, results of operations and financial condition.

   WE MAY BE ADVERSELY IMPACTED BY WORK STOPPAGES AND OTHER LABOR MATTERS.

As of December 31, 2007, we employed approximately 10,300 persons worldwide. Approximately 210 of our U.S. employees are represented by various unions under collective bargaining agreements with various unions. The majority of the nearly 9,000 people we employ in foreign locations are represented by national trade unions. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot assure you that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at vehicle assembly plants where our engines are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Tecumseh, Michigan, approximately 50 miles southwest of Detroit. At December 31, 2007 we had 25 properties worldwide (7 of which were classified as idled and held for sale) occupying approximately 6.1 million square feet (1.4 million idled) with the majority, approximately 4.5 million square feet, devoted to manufacturing. 12 facilities with approximately
4.1 million square feet (of which 2 facilities and 0.7 million square feet were idled) were located in four countries outside the United States. All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used.

We recently announced that we will be relocating our global headquarters to a facility near Ann Arbor, Michigan. We expect this move to commence in June of 2008, and be completed by the end of the year.

ITEM 3. LEGAL PROCEEDINGS

JUDICIAL RESTRUCTURING FOR BRAZILIAN ENGINE MANUFACTURING SUBSIDIARY

On March 22, 2007, TMT Motoco, our Brazil-based engine manufacturing subsidiary, filed a request in Brazil for court permission to pursue a judicial restructuring. The requested protection under Brazilian bankruptcy law is similar to a U.S. filing for Chapter 11 protection in that during such a restructuring TMT Motoco would remain in possession of its assets and its creditors could not impose an involuntary restructuring on it. TMT's restructuring request was granted by the court on March 28, 2007.

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

ENVIRONMENTAL PROCEEDINGS

Although the locations described below that have been affected by environmental proceedings were associated with our Engine & Power Train business, which we sold during 2007, we have retained certain potential liabilities that may arise in connection with these locations.

We have been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. In 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer

Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of our responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. The EPA has the authority to enforce its Consent Decree directly with PRS. Also, as required by the Liability Transfer Agreement, we purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. While we believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement, these arrangements do not constitute a legal discharge or release of our liabilities with respect to the Site. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS. We continue to maintain an additional reserve of $0.5 million to reflect our potential environmental liability arising from operations at the Site, including potential residual liabilities not assumed by PRS pursuant to the Liability Transfer Agreement.

We have also been voluntarily participating in a cooperative effort to investigate and cleanup polychlorinated biphenyl ("PCB") contamination in the watershed of the south branch of the Manitowoc River, at and downstream from our New Holstein, Wisconsin facility. In 2004, the Company and TRC Companies and TRC Environmental Corporation (collectively, "TRC") entered into a Consent Order with the WDNR relating to this effort known as the Hayton Area Remediation Project ("HARP"). Concurrently, the Company and two of its subsidiaries and TRC entered into an Exit Strategy Agreement (the "Agreement"), whereby we transferred to TRC substantially all of our obligations to complete the HARP remediation pursuant to the Consent Order and in accordance with applicable environmental laws and regulations. As required by the Agreement, we also purchased a Pollution Legal Liability Select Cleanup Cost Cap Policy (the "Policy"). The term of the Policy is 20 years with an aggregate combined policy limit of $41 million. We believe that the Policy provides additional assurance that the responsibilities, obligations, and liabilities transferred and assigned by us and assumed by TRC under the Agreement will be completed. Although the arrangements with TRC and the WDNR do not constitute a legal discharge or release of our liabilities, we believe that the specific work substitution provisions of the Consent Order and the broad coverage terms of the Policy, collectively, are sufficient to satisfy substantially all of our environmental obligations with respect to the HARP remediation.

In cooperation with the WDNR, we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. We began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At both December 31, 2007 and 2006, we had accrued $2.2 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

In addition to the above-mentioned sites, we are also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2007 and 2006, we had accrued a total of $3.0 million and $3.3 million, respectively, for environmental remediation, including, at both dates, $0.5 million relating to the Sheboygan River and Harbor Superfund Site and $2.2 million respectively relating to the Grafton site. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

HORSEPOWER LABEL LITIGATION

A lawsuit filed against us and other defendants in Circuit Court in Illinois alleges that the horsepower labels on the products the plaintiffs purchased were inaccurate. Although this lawsuit was associated with our Engine & Power Train business, which we sold in 2007, we have retained any potential liabilities that may arise in connection with this action. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. The complaint seeks an injunction, compensatory and punitive damages and attorneys' fees. On March 30, 2007, the Court entered an order dismissing Plaintiffs' complaint, subject to the ability to re-plead certain claims pursuant to a detailed written order to follow. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

OTHER LITIGATION

We are also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions, incidental to our business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us, management does not believe that the disposition of these other matters will have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of 2007 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A and Class B common stock trades on The Nasdaq Stock Market LLC under the symbols TECUA and TECUB, respectively. Total shareholders of record as of February 22, 2008 were approximately 305 for Class A common stock and 300 for Class B common stock. We have no current expectation to pay dividends. As of the date of this report, we have no equity securities authorized for issuance under compensation plans. We did not repurchase any of our equity securities during 2007.

MARKET PRICE AND DIVIDEND INFORMATION

Range of Common Stock Prices and Dividends for 2007

                                 Sales Price
                     --------------------------------------
                          Class A              Class B          Cash
                     -----------------   ------------------   Dividends
Quarter Ended         High       Low       High       Low     Declared
-------------        -------   -------   --------   -------   -----------
March 31 .........   $ 18.21   $  9.31   $ 17.39    $  9.25      $ -
June 30 ..........     16.38      9.81     15.71       9.76        -
September 30 .....     23.77     15.83     21.78      14.41        -
December 31 ......     25.93     15.47     22.79      13.97        -

Range of Common Stock Prices and Dividends for 2006

                                     Sales Price
                     --------------------------------------
                           Class A             Class B          Cash
                     -----------------   ------------------   Dividends
Quarter Ended         High       Low       High        Low    Declared
------------------   -------   -------   --------   -------   ---------
March 31 .........   $ 25.66   $ 21.45    $ 22.53   $ 18.42      $ -
June 30 ..........     25.32     17.02      21.77     15.14        -
September 30 .....     21.16     13.83      18.15     13.44        -
December 31 ......     18.91     14.62      18.34     14.71        -

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of certain of our financial information. Prior year results related to the Statements of Operations have been restated to reflect the reclassification of the Electrical Components Group, the Engine & Power Train Group, and Manufacturing Data Systems, Inc. as discontinued operations.

(Dollars in millions, except per share data)

                                                                             YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                            2007          2006         2005          2004         2003
                                                         ------------   ----------   ----------   ----------   ---------
Net sales ............................................    $   1,133.4   $  1,017.7    $   924.6   $    892.2   $   808.4
Cost of sales and operating expenses .................        1,011.7        943.2        822.9        742.6       687.1
Selling and administrative expenses ..................          109.5         99.2         94.1        105.3        72.0
Impairments, restructuring charges, and other
items ................................................            7.2          2.4          4.3          2.4        29.5
                                                          -----------   ----------    ---------   ----------   ---------
Operating income (loss) ..............................            5.0        (27.1)         3.3         41.9        19.8
Interest expense .....................................          (22.3)       (19.4)        (3.0)       (19.3)      (21.3)
Interest income and other, net .......................            6.2         10.9          9.0         13.0        21.0
                                                          -----------   ----------    ---------   ----------   ---------
Income (loss) before taxes ...........................          (11.1)       (35.6)         9.3         35.6        19.5
Tax provision (benefit) ..............................           (8.2)        12.5         27.5         12.7         5.5
                                                          -----------   ----------    ---------   ----------   ---------
Net income (loss) from continuing operations .........           (2.9)       (48.1)       (18.2)        22.9        14.0
                                                          -----------   ----------    ---------   ----------   ---------
Income (loss) from discontinued operations, net of ...         (175.2)       (32.2)      (205.3)       (12.8)      (13.9)
  tax
Net income (loss) ....................................    $    (178.1)  $    (80.3)   $  (223.5)  $     10.1   $     0.1
                                                          ===========   ==========    =========   ==========   =========
Basic and diluted (loss) earnings per share:*
(Loss) earnings per share from continuing
operations ...........................................    $     (0.16)  $    (2.60)   $   (0.98)  $     1.24   $    0.76
Loss per share from discontinued operations, net
  of tax .............................................          (9.48)       (1.75)      (11.11)       (0.69)     (0.75)
                                                          -----------   ----------    ---------   ----------   ---------
Basic and diluted (loss) earnings per share ..........    $     (9.64)  $    (4.35)   $  (12.09)  $     0.55   $    0.01
                                                          ===========   ==========    =========   ==========   =========
Cash dividends declared per share ....................             --           --    $    0.64   $     1.28   $    1.28
Weighted average number of shares outstanding (in
  thousands) .........................................         18,480       18,480       18,480       18,480      18,480
Cash and cash equivalents ............................    $      76.8   $     81.9    $   116.6   $    227.9   $   344.6
Working capital ......................................          128.4        226.3        402.0        505.7       545.5
Net property, plant and equipment ....................          353.3        552.4        578.6        554.8       554.6
Total assets .........................................        1,164.9      1,782.7      1,800.5      2,062.8     2,105.8
Long-term debt .......................................            3.3        217.3        283.0        317.3       327.6
Stockholders' equity .................................          745.9        798.4        814.4      1,018.3     1,004.8
Capital expenditures .................................            3.0         62.1        113.3         84.0        82.8
Depreciation and amortization ........................           43.1         80.1         92.3        102.9        97.6

* In 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant is not included in diluted earnings per share for the year ended December 31, 2007, as the effect would be antidilutive.

Impairments, restructuring charges, and other items included:

   2007 operating net loss included $7.2 million ($0.39 per share) of restructuring, impairment and other charges. $4.2 million of these restructuring charges related to the impairment of long-lived compressor assets in India ($2.2 million) and North America ($2.0 million). These assets were primarily impaired as a result of the global consolidation of our manufacturing operations. We also incurred expense of $1.6 million associated with reductions in force at several of our North American facilities. The remaining charges reflect the impact of net losses on the sale of buildings ($0.5 million) and related charges ($0.9 million) as a result of the consolidation of non-compressor facilities.

   2006 operating net loss included $2.4 million ($0.13 per share) of restructuring, impairment and other charges. We recorded these restructuring charges for impairment of long-lived compressor assets ($2.2 million) and related charges ($0.2 million) at two of our facilities in Mississippi.

   2005 net loss included $4.3 million ($0.23 per share) of restructuring, impairment and other charges. These charges include $0.9 million recorded by the North American Compressor operations related to moving costs for previously announced actions, and $3.4 million of asset impairment charges for manufacturing equipment idled through facility consolidations and the reduction to fair value of land and buildings associated with closed plants.

   2004 net income included $2.4 million ($0.13 per share) of restructuring, impairment and other charges. These charges related to restructuring programs for the North American and Indian compressor facilities.

   2003 net income included $29.5 million ($1.60 per share) of restructuring, impairment and other charges. This charge related to an impairment of goodwill associated with our European operations.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) our ability to maintain adequate liquidity in total and within each foreign operation; ii) the success of our ongoing effort to bring costs in line with projected production levels and product mix; (iii) weather conditions affecting demand for replacement products; iv) availability and cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates;
vi) actions of competitors; vii) changes in business conditions and the economy in general in both foreign and domestic markets; viii) the effect of terrorist activity and armed conflict; ix) economic trend factors such as housing starts;
x) emerging governmental regulations; xi) the ultimate cost of resolving environmental and legal matters; xii) our ability to profitably develop, manufacture and sell both new and existing products; xiii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xvi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xvii) the outcome of the judicial restructuring of our Brazilian engine manufacturing subsidiary; xviii) increased or unexpected warranty claims; and xix) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

Until 2007, our business was focused upon three businesses: hermetically sealed compressors, small gasoline engine and power train products, and fractional horsepower motors. Over the course of 2007, we successfully executed a strategy to divest operations that we did not consider to be core to our ongoing business strategy. To that end, we sold the Residential & Commercial, Asia Pacific and Automotive & Specialty portions of our Electrical Components business, and also sold our Engine & Power Train business (with the exception of TMT Motoco, the Brazilian engine facility currently undergoing a judicial restructuring). The remaining portion of our Electrical Components business is included with assets held for sale. As a result of these initiatives, we are now primarily focused on our global compressor business.

The compressor business is characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Accordingly, an increasing portion of our manufacturing presence is in international locations. During 2007, approximately 80% of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India (which comprise approximately 41%, 28% and 11% of total compressor final assembly, respectively). Similarly, approximately 80% of our sales are to destinations outside the U.S. Accordingly, our consolidated financial results are increasingly sensitive to changes in foreign currency exchange rates. Changes in the Brazilian Real have been especially adverse to our results of operations; during 2007, the Brazilian Real strengthened by 17.2%, and in the period from January 1, 2006 to December 31, 2007 the Real strengthened by 24.3%. Recent movement in the Indian Rupee has also had an unfavorable effect on our results of operations, as the Rupee strengthened by 12.8% during 2007. We have developed strategies to mitigate or partially offset these impacts, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales denominated in both U.S. Dollars and Euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the Indian Rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to the Real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.

Our foreign manufacturing operations are subject to many other risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions.

Due to the high material content of copper and steel and, to a lesser extent, aluminum in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices have increased very rapidly during 2006, 2007 and into 2008. Due to competitive markets, we are typically not able to quickly recover these cost increases through price increases and other cost savings. From January 1, 2006 through December 31, 2007, the price of copper increased by approximately 40.2%, and steel has increased by 7.4% over the course of 2007. While we have been proactive in addressing the volatility of these costs, including executing forward purchase contracts to cover in excess of 60% of our anticipated copper requirements for 2008, continued rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term.

Aside from our efforts to manage increasing commodity costs with forward purchase contracts, we have executed other strategies to mitigate or partially offset the impact of these rising costs, which include aggressive cost reduction actions, cost optimization engineering strategies, selective out-sourcing of components where internal supplies are not cost competitive, continued consolidation of our supply base and acceleration of low-cost country sourcing. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers, including seeking mechanisms that would result in more timely adjustment of pricing in reaction to changing material costs. While we believe that our mitigation strategies have offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. As we raise prices to cover cost increases, it is possible that customers may react by choosing to purchase their requirements from alternative suppliers. Any increases in cost that could not be recovered through increases in selling prices would make it more difficult for us to achieve our business plans.

Notwithstanding these specific challenges to our business, our operating results are also indicative of the environment that manufacturers face in today's global economy. The addition of new productive capacities in low-cost locations, like China, has resulted in deflationary pressures on pricing in many of the product lines in which we operate. Like many of our customers and competitors, we have restructured older operations to remain cost competitive, including the movement of productive capacities to low-cost locations or nearer to customer facilities. These restructuring programs involve significant costs, in both financial and human terms. In addition, many of our markets are subject to macroeconomic trends, which expand and contract, and other external factors which affect demand for our products, such as weather.

International sales are important to our business, with sales to customers outside the United States representing approximately 80% of total compressor net sales in 2007. We sell compressors in over 110 countries throughout the world. Our dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations as discussed above, unstable economic or political conditions in some areas and the possibility of various government interventions into trade policy. We have experienced some of these factors and continue to carefully pursue these markets.

Upon completion of the divestitures of the business operations discussed above, we eliminated all our domestic debt. Accordingly, interest expense for our business in the foreseeable future will be substantially reduced. Based on the amount of domestic debt we held prior to the sale of businesses, we expect that its elimination will reduce our annualized interest expense by approximately $22 million. However, challenges remain with respect to our ability to maintain appropriate levels of liquidity, particularly those driven by currency exchange and commodity pricing as discussed above. With expected further weakness of the U.S. dollar versus key currencies such as the Brazilian Real and the Indian Rupee we expect that we will generate a limited amount of cash until further restructuring activities are implemented or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we are currently in the final phases of negotiating a new financing arrangement for our North American based activities and seeking longer term committed financing arrangements in Brazil. In addition, we are generating other sources of cash through activities such as the termination and reversion of our vastly over-funded pension plans and collection of refundable non-income taxes in Brazil. While we believe that these and other activities will produce adequate liquidity to implement our business strategy over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions continue to deteriorate. In addition, while our business dispositions have improved our liquidity, each of the sale agreements provide for certain retained liabilities or indemnities, including liabilities that relate to environmental issues and product warranties. While we currently believe we have adequately provided for such contingent liabilities, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.

For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Cautionary Statements Relating To Forward-Looking Statements" above, "Results of Operations" below, and "Risk Factors" in Item 1A.

RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

YEAR ENDED DECEMBER 31, 2007 VS. YEAR ENDED DECEMBER 31, 2006

Year Ended December 31,
(dollars in millions)                             2007       %       2006       %
Net sales....................................   $1,133.4   100.0%  $1,017.7   100.0%
Cost of sales and operating expenses.........    1,011.7    89.3%     943.2    92.7%
Selling and administrative expenses..........      109.5     9.7%      99.2     9.8%
Impairments, restructuring charges, and other
  items......................................        7.2     0.6%       2.4     0.2%
                                                --------           --------
Operating income (loss)......................        5.0     0.4%     (27.1)   (2.7%)
Interest expense.............................      (22.3)   (2.0%)    (19.4)   (1.9%)
Interest income and other, net...............        6.2     0.5%      10.9     1.1%
                                                --------           --------
Loss before taxes............................      (11.1)   (1.0%)    (35.6)   (3.5%)
Tax provision (benefit)......................       (8.2)    0.7%      12.5    (1.2%)
                                                --------           --------
Net loss from continuing operations..........   $   (2.9)   (0.3%) $  (48.1)   (4.7%)
                                                ========           ========

Net sales in the year ended December 31, 2007 increased $115.7 million or 11.4% versus the same period of 2006. Excluding the increase in sales due to the effect of changes in foreign currency translation of $81.9 million, net sales increased 3.3% from the prior year. The sales increases were primarily attributable to price advances, which were implemented throughout the year across all product lines except residential air conditioning. The increases in commercial compressors were also associated with higher volumes, with unit sales improving by approximately 6%, due both to increased demand from existing customers and from growth in new markets, particularly in India This increase was offset somewhat by volume declines in refrigeration and freezer compressors (down 1%).

In total, full year sales reflected a year-on-year increase of $58.9 million in commercial compressors, an increase of $36.8 million in refrigeration and freezer compressors, and increases in compressors for central air of $10.8 million and residential air conditioning of $3.8 million. The remaining increases were not attributable to any of our major product lines.

Gross profit and gross margin were $121.7 million and 10.7% in the year ended December 31, 2007, as compared to $74.5 million and 7.3% in the fiscal year ended December 31, 2006. The majority of this improvement was created by increases in selling price, which improved 2007 results by $75.4 million including volume and mix impacts. These selling price increases helped to offset the unfavorable impacts of currency of $43.7 million and higher commodity costs of $17.2 million. Productivity and purchasing improvements of $9.6 million also contributed to the improved 2007 figure. Net improvements of $21.8 million were also realized in overhead costs, warranty, and improved administrative costs associated with lower headcounts.

Gross profit was favorably impacted in both periods by net pension benefit income that was recorded as a result of the over-funding of the majority of our pension plans. This income favorably affected continuing operations by $11.4 million and $10.9 million in 2007 and 2006 respectively. 2007 was also favorably affected by $4.9 million in benefit income related to other postretirement ("OPEB") benefits, while expense of $2.8 million related to OPEB plans was recorded in 2006. Refer to Note 4 in the Consolidated Financial Statements for further discussion of our pension credits.

Selling, general and administrative expenses were $10.3 million or 10.4% higher in the fiscal year ended December 31, 2007 compared to the prior fiscal year. However, as a percentage of net sales, selling, general and administrative expenses improved in 2007, at 9.7% and 9.8% in the fiscal years ended December 31, 2007 and December 31, 2006, respectively. Aggregate professional fees were paid for items such as AlixPartners' services, litigation costs, and bank amendments of $19.8 million which are not expected to continue into 2008. As well, the reversal of accruals for non-income taxes in Brazil received in the fourth quarter of 2006 of $6.9 million were not repeated in 2007. These challenges were offset by administrative savings of $11.6 million, primarily realized from restructuring activities.

2007 operating income included $7.2 million ($0.39 per share) of restructuring, impairment and other charges. $4.2 million of these restructuring charges related to the impairment of long-lived compressor assets in India ($2.2 million) and North America ($2.0 million). These assets were primarily impaired as a result of the global consolidation of our manufacturing operations. We also incurred expense of $1.6 million associated with reductions in force at several of our North American facilities. The remaining charges reflect the impact of net losses on the sale of buildings ($0.5 million) and related charges ($0.9 million) as a result of the consolidation of non-compressor facilities.

2006 operating loss included $2.4 million ($0.13 per share) of restructuring, impairment and other charges. We recorded these restructuring charges for impairment of long-lived compressor assets ($2.2 million) and related charges ($0.2 million) at our facilities in Mississippi.

Interest expense related to continuing operations amounted to $22.3 million in the fiscal year ended December 31, 2007 compared to $19.4 million in the comparable period of 2006. The increase was primarily related to higher interest rates charged on our foreign borrowings when compared to the prior year.

Interest income and other, net amounted to $6.2 million in the fiscal year ended December 31, 2007 compared to $10.9 million in the same period of 2006. In 2006, we recognized a gain of $3.6 million on the sale of our interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand. The remainder of the decline in 2007 was due to lower interest rates and lower average cash balances.

The consolidated statement of operations reflects a $8.2 million income tax benefit for the fiscal year ended December 31, 2007. This benefit reflected a $4.1 current tax provision ($1.3 million U.S. federal and $2.8 million foreign) offset by a $12.3 million deferred tax benefit (consisting of a $13.4 million U.S. federal benefit, a $1.3 million state and local provision, and a foreign benefit of $0.2 million).

At December 31, 2007 and 2006, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which it is more likely than not that these deferred tax assets would not be recoverable. In 2007, the valuation allowance related to our Europe subsidiary was released, since management now believes that realization of their deferred tax assets is more likely than not. The net impact of this change decreased income tax by $0.4 million in 2007. Valuation allowances were established against remaining foreign deferred tax assets in Brazil in 2006 (aggregating approximately $5.9 million) due to negative evidence resulting in a determination that it is no longer more likely than not that the assets will be realized. We recorded a tax provision of $12.5 million on a loss of $35.6 million in 2006.

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

Net loss from continuing operations in the fiscal year ended December 31, 2007 was $2.9 million, or $0.16 per share, as compared to a net loss of $48.1 million, or $2.60 per share, in the fiscal year ended December 31, 2006. The improvement was primarily the result of the improved gross margins and other factors as discussed above.

YEAR ENDED DECEMBER 31, 2006 VS. YEAR ENDED DECEMBER 31, 2005

Year Ended December 31,
(dollars in millions)                             2006       %      2005      %
Net sales....................................   $1,017.7   100.0%  $924.6   100.0%
Cost of sales and operating expenses.........      943.2    92.7%   822.9    89.0%
Selling and administrative expenses..........       99.2     9.8%    94.1    10.2%
Impairments, restructuring charges, and other
  items......................................        2.4     0.2%     4.3     0.5%
                                                --------           ------
Operating income (loss)......................      (27.1)   (2.7%)    3.3     0.4%
Interest expense.............................      (19.4)   (1.9%)   (3.0)   (0.3%)
Interest income and other, net...............       10.9     1.1%     9.0     1.0%
                                                --------           ------
Income (loss) before taxes...................      (35.6)   (3.5%)    9.3     1.0%
Tax provision (benefit)......................       12.5    (1.2%)   27.5    (3.0%)
                                                --------           ------
Net income (loss) from continuing operations.   $  (48.1)   (4.7%) $(18.2)   (2.0%)
                                                ========           ======

Net sales in the year ended December 31, 2006 increased $93.1 million or 10.1% versus the same period of 2005, including an increase in sales of $39.6 million resulting from the effect of changes in foreign currency exchange rates. Compressor sales in the fiscal year of 2006 increased 10.1% to $1,002.7 million from $910.9 million in 2005. Excluding the increase in sales due to the effects of foreign currency translation, sales increased by 5.7% in 2006. Full year sales reflected a year-on-year increase in commercial compressors (up $69.8 million), residential air conditioning (up $23.2 million), and refrigeration and freezer compressors (up $21.9 million). While the sales increase was largely attributable to price advances, the increases in residential air conditioning and in refrigeration and freezer compressors were due to higher volumes, with unit sales improving by 25% and 20% respectively. The improvements in compressors for residential air conditioning were attributable to increases in volumes with key OEM's, due in part to new product introductions as well as enhanced customer service programs. The increases in the refrigeration and freezer product lines were primarily in India, where we experienced rapid growth in new and profitable markets.

Gross profit and gross margin were $74.5 million and 7.3% in the year ended December 31, 2006, as compared to $101.7 million and 11.0% in the fiscal year ended December 31, 2005. During the fiscal year ended December 31, 2006, the U.S. Dollar was on average 5.3% weaker versus the Brazilian Real and 11.9% weaker versus the Euro than during 2005. Operating margins also deteriorated due to unfavorable commodity costs. Advances in selling prices to offset increases in commodity costs were primarily implemented in the latter half of the year, and were not sufficient to mitigate the increase, with a net unfavorable impact to operating results of $10.8 million. On the other hand, in the fourth quarter of 2006, our Brazilian facility received a favorable court ruling, deeming certain non-income-based taxes it had accrued on its balance sheet as unconstitutional. The reversal of this accrual resulted in a favorable net impact to operating results of $6.6 million for the fourth quarter and full year 2006. The implementation of other productivity improvements over the course of the year also yielded a favorable impact to operating profitability of $2.8 million.

Gross profit was favorably impacted in both periods by net pension benefit income that was recorded as a result of the over-funding of the majority of our pension plans. This income totaled $10.9 million and $11.1 million in 2006 and 2005 respectively.

Selling, general and administrative expenses were $5.1 million or 5.4% higher in the fiscal year ended December 31, 2006 compared to the prior fiscal year. However, as a percentage of net sales, selling, general and administrative expenses were lower in 2006, at 9.7% and 10.2% in the fiscal years ended December 31, 2006 and December 31, 2005, respectively. The increase in dollar terms was primarily attributable to increased corporate expenses for consulting and auditing costs and the roll-out of our new ERP system.

2006 operating net loss included $2.4 million ($0.13 per share) of restructuring, impairment and other charges. We recorded these restructuring charges for impairment of long-lived compressor assets ($2.2 million) and related charges ($0.2 million) at two of our facilities in Mississippi. The 2005 net loss included $4.3 million ($0.23 per share) of restructuring, impairment and other charges. These charges include $0.9 million recorded by the North American Compressor operations related to moving costs for previously announced actions, and $3.4 million of asset impairment charges for manufacturing equipment idled through facility consolidations and the reduction to fair value of land and buildings associated with closed plants.

Interest expense amounted to $19.4 million in the fiscal year ended December 31, 2006 compared to $3.0 million in the comparable period of 2005. The increase was primarily related to higher average interest rates applicable to our borrowings both in the United States and in a number of our foreign locations, in addition to reflecting the impact of the loss of benefit previously provided by interest rate swaps exchanging fixed rates for variable.

Interest income and other, net amounted to $10.9 million in the fiscal year ended December 31, 2006 compared to $9.0 million in the same period of 2005. In 2006, we recognized a gain of $3.6 million on the sale of our interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand. Excluding that gain, the decline of $1.7 million in 2006 was due to lower interest rates and lower average cash balances.

We recorded income tax expense of $12.5 million on a loss before taxes of $35.6 million for the fiscal year ended December 31, 2006, as compared with tax expense of $27.5 million on a profit before tax of $9.3 million for the corresponding period in 2005. The unusual result in 2005 was the product of not providing benefits on losses in jurisdictions where the preponderance of negative evidence would indicate that these deferred tax assets would not be recoverable.

Net loss from continuing operations in the fiscal year ended December 31, 2006 was $48.1 million, or $2.60 per share, as compared to net loss of $18.2 million, or $0.98 per share, in the fiscal year ended December 31, 2005. The decline was largely the result of the impact of the deferred tax asset valuation allowances described above. Additional factors discussed above contributed to the operating loss experienced, even after excluding the deferred tax asset valuation allowances.

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

At December 31, 2007 and December 31, 2006, we had accrued $3.0 million and $3.3 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

AlixPartners Engagement

We engaged AlixPartners during the third quarter of 2005 to assist in the restructuring plans of the Engine & Power Train business. The plans focused on improving the group's profitability through the elimination of significant duplicate capacity, among other cost reduction efforts. On January 19, 2007, we entered into an addendum to our agreement that, among other things, added additional tasks to be performed, including providing the services of James J. Bonsall, a Managing Director of AlixPartners, to serve as our interim President and Chief Operating Officer until our permanent CEO was appointed. Services provided by AlixPartners to the Company were completed with the closing of the sale of the Automotive & Specialty division of the Electrical Components business in December 2007.

During 2007 and 2006, we incurred $5.4 million and $21.1 million respectively related to fees earned by AlixPartners during the year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In general, our principal sources of liquidity are cash flows from operating activities, when available, and borrowings under available credit facilities. In 2007 and 2006, however, our liquidity was predominantly obtained through proceeds from the sale of non-core businesses.

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

CASH FLOW

    2007 vs. 2006

Cash used by operations amounted to $14.8 million in 2007, as compared to cash used by operations of $94.4 million in 2006. The 2007 results included a net loss of $178.1 million. Accounts receivable decreased by $35.2 million from the beginning of the year. This net decrease was the result of several factors. First, an increase of $32.7 million in the amount of discounted receivables at the end of 2007 compared to 2006 reflected the increasing use of discounting by our European and Indian locations. In addition, when evaluating days to collection for outstanding receivables, there was an improvement of four days to collection as of December 31, 2007 when compared to the end of 2006. The days sales outstanding ("DSO") for compressor operations decreased from 61 at the end of 2006 to 57 at year-end 2007 (before consideration for discounted accounts receivable), due to improved time to collection in North America, Europe, and India. Inventories decreased by $30.2 million since the beginning of the year, reflecting improvements of six days inventory on hand for the compressor operations. These positive working capital results were offset by decreases to accounts payable and other accrued expenses and liabilities (up $51.0 million since the end of 2006). Most of the remainder of the cash adjustments to working capital was due to the effects of foreign currency translation.

Cash provided by investing activities was $244.3 million in 2007 versus cash provided by investing activities of $70.9 million for the same period of 2006. $265.3 million in net proceeds were received from the sale of assets during 2007, while $135.0 million in proceeds were recorded in 2006. Net proceeds from asset sales in 2007 included the sale of the Residential & Commercial portions of our Electrical Components business for $199.0 million, the sale of the Engine & Power Train business for $48.9 million, the sale of the Automotive & Specialty division of the Electrical Components business for $8.3 million, the sale of an aircraft for $3.4 million, the sale of other fixed assets for $4.7 million, and the sale of Manufacturing Data Systems, Inc. for $1.0 million. Included in the 2006 sales was the sale of Little Giant Pump Company for $120.7 million, the Company's 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of the Company's former Douglas, Georgia manufacturing facility for $3.5 million. In addition, the Company acquired a small Australian-based company in the first quarter of 2006, which owned patents related to the manufacturing of certain types of electric motors, which were applicable to both our Electrical Components and Compressor operations. The entire purchase price was allocated to amortizable intangible assets, which were sold as part of the divestiture of the Electrical Component business operations in 2007. Capital expenditures were reduced by $52.9 million from the prior year, from $62.1 million in 2006 to $9.2 million in 2007.

Cash used by financing activities was $237.5 million in 2007 as compared to a use of cash of $9.2 million in the same period of 2006. In 2007, we used the proceeds from the sale of the Electrical Components and Engine & Power Train businesses to pay off the entire balance of both our First and Second Lien Credit Agreements.

      2006 vs. 2005

Cash used by operating activities was $94.4 million in the fiscal year of 2006 as compared to cash provided by operations of $16.0 million in 2005. The use of cash in 2006 reflected both our operating loss and net investments in working capital. Included in operating loss for 2006 was the gain on the sale of the Little Giant Pump Company of $49.7 million and the associated gain from the curtailment of its pension plan of $8.5 million. In addition, inventories increased by $18.9 million since the beginning of the year, attributable in part to Oracle implementation issues and inefficient materials management exacerbated by high levels of personnel turnover associated with an Electrical Components facility in Mexico. Accounts receivable in 2006 increased by $7.4 million from the beginning of the year. This increase was the result of receivables, on average, requiring an additional four days to collect as of December 31, 2006 as compared to the end of 2005. This increase was driven in part by the Engine & Power Train business, whose days sales outstanding increased from 50 at the end of the 2005 to 54 as of December 31, 2006. A key customer at the Engine Group, comprising 49% and 50% of its total outstanding accounts receivable balance at the end of 2006 and 2005 respectively, increased its average time to pay by six days over the course of 2006, thus lengthening the average time to collection for that business. Days sales outstanding also increased in the Electrical Components Group, from 52 days at the end of 2005 to 58 days at the end of 2006. A greater percentage of the accounts receivable balance for Electrical Components at the end of 2006 was for automotive customers, who on average pay on more extended payment terms than other customers for the group.

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

Cash flows provided by investing activities were $70.9 million in fiscal 2006 as compared to a use of cash of $109.8 million in 2005. Of the overall change of $180.7 million, $51.2 million was related to lower capital expenditures in 2006 compared to significant new product expansions in India and Brazil in 2005, and $131.5 million related to higher proceeds received from the sale of assets during 2006. Included in such sales was our 100% interest in Little Giant Pump Company for $120.7 million, the sale of our 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of our former Douglas, Georgia manufacturing facility for $3.5 million. In addition, during the first quarter, we acquired a small Australian-based company, which owned patents related to the manufacturing of certain types of electric motors, which were applicable to both our Electrical Components and Compressor businesses. The entire purchase price was allocated to amortizable intangible assets.

Cash flows used in financing activities were $9.2 million in fiscal 2006 as compared to $24.0 million in 2005. During the first quarter 2006, the remaining outstanding balances of our Senior Guaranteed Notes, Revolving Credit Facility and Industrial Revenue Bonds were replaced by a new financing package that included a $275 million First Lien Credit Agreement (amended in the fourth quarter 2006 to $250 million) and a $100 million Second Lien Credit Agreement (replaced in the fourth quarter of 2006 by a different Second Lien Credit Agreement). During the second quarter 2006, proceeds from the sale of Little Giant Pump Company were used to repay a portion of our borrowings under the First and Second Lien Credit Agreements, based upon formulas contained in the agreements.

CREDIT FACILITIES AND CASH ON HAND

In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our First Lien Credit Agreement and foreign bank debt to fund our capital expenditures and working capital requirements. For the fiscal years ended December 31, 2007 and December 31, 2006, our average outstanding debt balance was $210.2 million and $373.0 million, respectively. Our weighted average interest rate was 8.9% as of December 31, 2007, as compared to a weighted average rate of 10.0% as of December 31, 2006. The decline in the weighted average rate was attributable to the elimination of our second lien debt in August of 2007.

Through the second quarter of 2007, our main domestic credit facilities were provided under a $250 million First Lien Credit Agreement and a $100 million Second Lien Credit Agreement. The First and Second Lien Credit Agreements provided for security interests in substantially all of our assets and originally specified quarterly financial covenants related to EBITDA (as defined under the agreement, which provided adjustments for certain items, and hereafter referred to as "Adjusted EBITDA"), capital expenditures, and fixed charge coverage. The Adjusted EBITDA covenant originally applied through September 30, 2007, and a fixed charge coverage covenant applied thereafter.

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

Effective with the closing of the sale of the Residential & Commercial and Asia Pacific operations of the Electrical Components business on August 31, 2007, we paid off the entire balance associated with our Second Lien Credit Agreement and the majority of the balance under our First Lien Credit Agreement. The remainder of the balance under the First Lien Credit Agreement was paid off effective with the closing of the Engine & Power Train business on November 9, 2007.

On November 8, 2007 we entered into an additional amendment to modify our First Lien Credit Agreement, in anticipation of the closing of the sale transaction of the Engine & Power Train business. The principle terms of the amendment reduced the covenant requiring us to maintain minimum levels of availability under the line of credit to $30 million, and reduced the lenders' total commitment from $175 million to $75 million.

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

In addition to our domestic lending arrangement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings that provide advantageous lending rates. Our weighted average interest rate for all borrowings, including foreign borrowings, was 8.9% at December 31, 2007. The interest rate on our U.S. credit agreement, had balances been outstanding, would have been 7.5% at December 31, 2007.

In accordance with the amendments discussed above, we are currently in compliance with the remaining covenants of our domestic debt agreement. After giving effect to the sale transactions and the negative impacts of continued unfavorable currency movements, we do not expect to be in compliance with the fixed charge covenant of our First Lien credit agreement at March 31, 2008. However, we do not expect to have any amounts outstanding under the agreement at that time. In anticipation of this condition, we are finalizing arrangements for a stand-by credit facility under a new collateralized arrangement, although we would not expect to require any outstanding borrowings to fund current operations.

At December 31, 2007, we had cash balances in North America of approximately $20.7 million, outstanding letters of credit of $6.8 million, and U.S. availability under our First Lien Credit Agreement of approximately $9.4 million. We also had the capacity for additional borrowings of $95.5 million in foreign jurisdictions under our U.S. credit agreement

For further discussion of our First and Second Lien Credit Agreements, refer to
Note 10, "Debt," of the Notes to the Consolidated Financial Statements.

      Accounts Receivable Sales

Our Brazilian, European, and Indian subsidiaries periodically sell their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $79.2 million and $46.5 million as of December 31, 2007 and December 31, 2006, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

      Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements. However, in 2006 and 2007 cash flows from operations were negative and we had to rely on existing cash balances, proceeds from credit facilities and asset sales to fund our needs.

As a result of the sale of the majority of the Electrical Components business and the Engine & Power Train business, we completely eliminated our domestic debt as of November 9, 2007. Accordingly, we expect our consolidated interest expense in the future to be substantially reduced. Based on the amount of our domestic debt prior to the sale of businesses, we expect that its elimination will reduce our annualized interest expense by approximately $22 million. However, challenges will remain with respect to our ability to maintain appropriate levels of liquidity, particularly those driven by currency exchange and commodity pricing as discussed above. With expected further weakness of the U.S. dollar versus key currencies such as the Brazilian Real and the Indian Rupee, we expect that we will generate a limited amount of cash until further restructuring activities are implemented, or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we are in the final phase of negotiating a new financing arrangement for our North American based activities, and seeking longer term committed financing arrangements in Brazil. In addition, we are generating other sources of cash through various activities as noted below.

We are evaluating and executing further potential sales of product lines, divisions, and various idle assets of the Company, including real estate, equipment and Company aircraft. The proceeds from any such sales would be used to improve our liquidity. With respect to certain idle assets, we expect to realize proceeds of approximately $12 million, which we expect to receive in full by the second quarter of 2008.

We are in the process of finalizing the audit of our 2003 tax year, the resolution of which is expected to result in the refund of federal income taxes previously paid of approximately $13.9 million. Receipt of such proceeds is dependent upon final resolution of these audits. We continue to believe that we will prevail in sustaining the deduction and carryback, and are in the process of hiring legal counsel to pursue this refund. The timing of the recovery of the refund is uncertain.

Finally, we have successfully executed a conversion of our Salaried Retirement Plan to a new Plan. The prior Plan was substantially over-funded. This conversion is expected to yield net cash to the Company in March 2008 of approximately $80 million. The net proceeds were higher than we previously expected because the old plan was able to purchase annuities to fund its future obligations for a lower premium than we had estimated, due in part to the final actuarial assumptions being more favorable than those we used for purposes of our original estimate. The arrangements we have made will fully secure the benefits payable under the old plan and will also fund the new plan, without additional annual contributions, for approximately six to eight future years.

In the fourth quarter of 2007, as discussed above, we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we will also be executing a reversion of our Hourly pension plan. At December 31, 2007, this Plan reported approximately $90 million in overfunding. We expect that the conversion of this Plan will make net cash available of approximately $45 to $60 million. The timing of the distribution, however, will be dependent on the length of time needed to meet IRS distribution requirements, and could extend to 2009 or later, which further increases the variability of the final distribution amount.

As part of addressing the Company's liquidity needs, we made substantially lower levels of capital expenditures in 2007, and expect to continue that trend in 2008. Looking ahead, we expect capital expenditures in 2008 and beyond to remain at levels far less than historical averages, due to the elimination of non-core businesses and due to a shift away from capital intensive vertical integration to higher levels of outside sourcing of components from suppliers located in low cost countries. We currently estimate that capital expenditures for 2008 will range from $20 to $25 million.

      Off-Balance Sheet Arrangements

We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us; although, as disclosed in
Note 13 to the Consolidated Financial Statements, we are contingently liable with respect to some export receivables sold in Brazil, Europe and India, and as disclosed in Note 11, we are contingently liable if costs of remediation of the Sheboygan Falls, Wisconsin plant site were to exceed the $100 million Remediation Cost Cap insurance we purchased.

      Contractual Obligations

We have minimal capital and operating leases, as substantially all employed facilities and equipment are owned. Our payments by period as of December 31, 2007 for our long-term contractual obligations are as follows:

                        Payments by Period (in millions)

                                               Less than 1
                                    Total         Year          1-3 Years      Other
                                    -----      -----------      ---------      -----
Debt Obligations                    $62.8         $59.5           $3.3           --

Interest Payments on Debt (1)        16.8           5.6           11.2           --

Other Long-Term Obligations(2)        1.0           0.4             --          0.6

(1) Debt levels are assumed to remain constant. Interest rates on debt obligations are assumed to remain constant at the current weighted average rate of 8.9%.

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

      Uncertainty in Income Taxes

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

As a result of adopting FIN 48, an increase in tax reserves and a decrease of retained earnings of $0.4 million was recorded. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $3.0 million. In addition, consistent with the provisions of FIN 48, we reclassified $1.8 million of income tax liabilities from current to non-current income taxes, because payment of cash is not anticipated within one year of the balance sheet date. At December 31, 2007, there is no reduction of deferred tax assets relating to uncertain tax positions.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet at January 1, 2007 was $1.1 million; of this amount, $0.7 million was reclassified from current to non-current liabilities upon adoption of FIN 48. Accrued interest and penalties for the year ended December 31, 2007 were reduced by $0.4 million. The impact of FIN 48 for 2007 was a benefit of $0.9 million.

At December 31, 2007, we anticipate a decrease in the total amount of unrecognized tax benefits within the next twelve months in the range of zero to $0.4 million.

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

As discussed above, during the years ended December 31, 2007, 2006 and 2005 we recognized impairments of our long-lived assets of $7.2 million, $2.4 million and $4.3 million respectively, related to restructuring activities. As we continue our plans to restructure our business and meet plan operating and liquidity targets, a decision may be reached to sell certain assets for amounts less than the carrying values that were established under a held and used model.

      Deferred Tax Assets

As of December 31, 2007, we had $3.8 million of deferred tax assets recorded on our financial statements related to foreign operations. In periods where such assets are recorded, we are required to estimate whether recoverability of our deferred tax assets is more likely than not, based on forecasts of taxable earnings in the related tax jurisdiction. We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations. Examples of evidence that we consider when making judgments about the deferred tax valuation includes tax law changes, a history of cumulative losses, and variances in future projected profitability.

Full valuation allowances will be maintained against deferred tax assets in the U.S. and other foreign countries until sufficient positive evidence exists to reduce or eliminate them. During the quarter ended June 30, 2007, the valuation allowance related to our European entity was released, since management now believes that realization of their deferred tax assets is more likely than not. The net impact of this change decreased income tax by $0.4 million in the second quarter.

In the third quarter of 2006, valuation allowances were established against remaining foreign deferred tax assets in Brazil (aggregating approximately $5.9 million) due to negative evidence (including a continuation of losses recognized during 2006) which resulted in a determination that it was no longer more likely than not that the assets would be realized.

      Goodwill

We have goodwill recorded from acquisitions. These assets are subject to periodic evaluation for impairment when circumstances warrant, or at least once per year. Impairment is tested in accordance with SFAS No. 142, "Goodwill and Other Intangibles" by comparison of the carrying value of the reporting unit to its estimated fair value. As there are not quoted prices for our reporting units, fair value is estimated based upon a present value technique using estimated discounted future cash flows. Intangible assets other than goodwill are also subject to periodic evaluation for impairment and are equally sensitive to changes in the underlying assumptions and estimates.

Fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows, forecasted over a five year period, with residual growth rates forecasted at 3.0% to 5.0% thereafter. We use management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in our valuation model, we evaluate whether there is a reasonable basis for differences between actual results of the preceding year and projected results for the upcoming years. This methodology can potentially yield significant improvements in growth rates in the first few years of forecast data, due to multiple factors such as improved efficiencies or incremental sales volume opportunities that are deemed to be reasonably likely to be achieved. In the India reporting unit, for example, the goodwill analysis performed at the end of 2007 projected growth rates of approximately 16.7% in 2008, before moderating to a 5.0% residual growth rate. This higher-than-average growth rate is due to the introduction of new product in India. The Europe reporting unit projected growth rates of approximately 8.9% in 2008, adjusted to 3.0% thereafter.

Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to
(i) fluctuations in sales volumes, which can be driven by multiple external factors, including weather conditions affecting demand; (ii) product costs, particularly commodities such as copper; (iii) currency exchange fluctuations;
(iv) acceptance of the Company's pricing actions undertaken in response to rapidly changing commodity prices and other product costs; (v) interest rate fluctuations; and (vii) the intention to continue to operate the reporting unit. Refer to "Cautionary Statements Relating to Forward-Looking Statements" in Item 2 for other factors that have the potential to impact estimates of future cash flows.

Consistent with paragraph 24 of SFAS No. 142, "Goodwill and Other Intangible Assets," discount rates utilized in the goodwill valuation analysis are derived from published resources such as Ibbotson. The rates utilized were 11.23% at December 31, 2007 and 8.16% at December 31, 2006 for all business units for which goodwill is currently recorded. For purposes of our 2007 analysis, in light of the Company's transition from a diversified concern to a global compressor operation, we utilized the discount rate from a SIC code specific to our compressor business. Had we utilized the same SIC code that we employed in 2006, the result would have been a discount rate of 10.08%.

Operating Profit before tax as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of the Company's ongoing productivity improvements over the life of the forecast model. The Europe reporting unit forecasted operating profit percentages of 3.0% in 2008 and ranging from 3.1 to 3.5% thereafter, with operating profit in the terminal year forecasted at 3.4%. The India reporting unit forecasted operating profit at 4.6% of sales in 2008 ranging from 3.1% to 4.0% thereafter, with operating profit in the terminal year forecasted at 2.8%.

Based on the goodwill analysis performed for the year ended December 31, 2007, changes of 1.0% in the discount rate utilized would increase (decrease) the fair value calculated for the respective business units as follows:

                   Change in valuation with %   Change in valuation
                       1.0 decrease in          with 1.0% increase in
                        discount rate              discount rate
Europe                        4.1                       (3.9)

India                         4.8                       (4.6)

Both business units that have goodwill show fair values sufficiently greater than the carrying value such that a 1.0% increase in discount rate does not place the goodwill at or near risk of impairment.

While we currently believe that the fair value of both reporting units exceeds carrying value under the discounted cash flow model, materially different assumptions regarding future performance of our reporting units, the selected discount rate or the intention to continue to operate the reporting units could result in significant impairment losses.

At December 31, 2007, we had $20.2 million of goodwill recorded in our consolidated financial statements.

      Accrued and Contingent Liabilities

We have established reserves for environmental, warranty and legal contingencies in accordance with SFAS No. 5. We also have liabilities with regard to certain post-closing adjustments related to divested operations, which could be material. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that we are properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While management believes that the current level of reserves is adequate, changes in the future could impact these determinations.

We are involved in a number of environmental sites where we are either responsible for, or participating in, a cleanup effort. As of December 31, 2007, we had accrued a total of $3.0 million on our balance sheet; we paid approximately $0.1 million in connection with these sites during 2007. For additional information on environmental liabilities, including the Sheboygan River and Harbor Superfund and Hayton Area Remediation Project sites, see Note 11 to the Financial Statements.

      Employee Related Benefits

Significant employee related benefit assumptions include, but are not limited to, the expected rates of return on plan assets, determination of discount rates for re-measuring plan obligations, determination of inflation rates regarding compensation levels and health care cost projections. Differences among these assumptions and our actual return on assets, financial market-based discount rates, and the level of cost sharing provisions will impact future results of operations.

We develop our demographics and utilize the work of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is based on investment yields available at year-end on corporate long-term bonds rated AA by Moody's. The expected return on plan assets reflects asset allocations and investment strategy. The inflation rate for compensation levels reflects our actual historical experience. The inflation rate for health care costs is based on an evaluation of external market conditions and our actual experience in relation to those market trends. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and the rate of return on plan assets would increase 2007 expense by $1.5 million and $3.0 million, respectively.

Due primarily to the significant over-funding of the majority of U.S. pension plans and the resulting favorable return on plan assets, we recognized a net periodic benefit for pensions in our financial statements of $14.2 million and $12.8 million in 2007 and 2006, respectively. In the first quarter of 2007, we announced revisions to our Salaried Retirement Plan. At December 31, 2007, this Plan reported approximately $121 million in overfunding, out of a total of $231 million for all our pension plans that have plan assets in excess of obligations. On May 1, 2007, we implemented a new retirement program for all Tecumseh salaried employees. This conversion, which we expect to complete in March of 2008, will yield cash proceeds to the Company of approximately $80 million. The net proceeds were higher than we previously expected because the old plan was able to purchase annuities to fund its future obligations for a lower premium than we had estimated, due in part to the final actuarial assumptions being more favorable than those we used for purposes of our original estimate. The new retirement program includes both defined benefit and defined contribution plans. A portion of the overfunding for the old plan was utilized to pre-fund the benefits for both of the replacement plans for approximately the next six to eight years.

In the fourth quarter of 2007, we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we will also be executing a reversion of our Hourly pension plan. At December 31, 2007, this Plan reported approximately $90 million in overfunding. We expect that the conversion of this Plan will make net cash available of approximately $45 to $60 million. The timing of the distribution, however, will be dependent on the length of time needed to meet IRS distribution requirements, and will likely extend to 2009 or later, which further increases the variability of the final distribution amount.

See Note 4 of the Notes to Consolidated Financial Statements for more information regarding costs and assumptions for post-employment benefits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), to provide enhanced guidance for using fair value to measure assets and liabilities. The Standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The Standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 is effective beginning January 1, 2008; we do not currently expect this pronouncement to have an impact on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from SFAS 159) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not currently expect this pronouncement to have an impact on our consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which among other things, provides guidance and establishes amended accounting and reporting standards for a parent company's noncontrolling interest in a subsidiary. We are currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

Business Combinations

In December 2007, the FASB issued Statement No. 141R, "Business Combinations," ("SFAS No.141R") which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. We are currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

OUTLOOK

Information in this "Outlook" section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report.

The outlook for 2008 is subject to many of the same variables that have negatively impacted us throughout 2007. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, we do not expect these factors to become any more favorable in the foreseeable future. Certain key commodities, including copper, continue to trade at elevated levels compared to recent history. From January 1, 2007 through December 31, 2007, the price of copper increased by approximately 6.2%; since the beginning of 2006, copper prices have increased by 40.2%. We currently hold more than 62% of our total projected copper requirements for 2008 in the form of forward purchase contracts, which will provide us with substantial (though not total) protection from further price increases during the year but also will detract from our ability to benefit from any price decreases. In addition, we expect the cost of steel and other purchased materials to be more costly in 2008 versus 2007. In the aggregate, we expect the cost of our purchased materials to be approximately $23 million more expensive than in the prior year.

The Brazilian Real and Indian Rupee continue to strengthen against the dollar, and as of December 31, 2007 had strengthened 17.2% and 10.7% respectively since the beginning of the year. While we have considerable forward purchase contracts to cover our exposure to additional fluctuations in value during the year, the average rate expected to be realized, giving consideration to our contracts, will nonetheless have a negative financial impact of $35 million when compared to 2007.

As part of our efforts to offset these worsening conditions, to improve profitability and reduce the consumption of capital resources, our plans for 2008 include price increases as needed to cover our increased input costs, additional cost reduction activities including, but not limited to, further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms, and revised sourcing plans. In addition, we estimate that the Company incurred approximately $19 million in professional and other fees during 2007 that will not recur in 2008. After giving recognition to these factors, we believe we will be challenged to maintain 2007 operating profit levels in 2008. In addition, while not currently modeled in our projections, we remain concerned about the general health of the economy and the possibility of recession in the United States, which could further impact expected earnings.

As a result of the sale of the majority of the Electrical Components business and the Engine & Power Train business, we completely eliminated our domestic debt as of November 9, 2007. As a result, we expect our consolidated interest expense in the future to be substantially reduced. Based on the amount of our domestic debt prior to the sale of businesses, we expect that its elimination will reduce our annualized interest expense by approximately $22 million. In addition, recently we successfully completed the reversion of our Salaried Retirement Plan. The reversion is expected to yield net cash in March 2008 of approximately $80 million. Lastly, we are currently negotiating a new financing arrangement for our North American based activities which will increase our availability of funds, should they become necessary. With these and other activities, we believe we have sufficient liquidity to affect the changes necessary to restore our profitability over the near term.

We are also continuing to evaluate our corporate infrastructure in relation to the level of business activity that remains now that the majority of our restructuring programs are completed. Such actions could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results.

We are evaluating further potential sales of product lines, divisions and various idle assets of the Company, including real estate, equipment and Company aircraft. The proceeds from any such sales would be used to improve our liquidity. With respect to certain idle assets, we expect to realize proceeds of approximately $12 million, with the majority received by the end of the first quarter of 2008.

We recently announced our intent to close one of our U.S. operating facilities located in Tecumseh, Michigan. The costs associated with this closure will be dependent on the outcome of negotiations with our union. The closure, once completed, is expected to reduce annual costs by $5.6 million.

We are in the process of finalizing the audit of our 2003 tax year, the resolution of which is expected to result in the refund of federal income taxes previously paid of approximately $13.9 million. Receipt of such proceeds is dependent upon final resolution of these audits, which are currently under dispute with the IRS. We continue to believe that we will prevail in sustaining the deduction and carryback and are in the process of hiring legal counsel to pursue this refund. The timing of the recovery of the refund is uncertain.

As a result of the relocation of our manufacturing operations in Tecumseh, Michigan, we will also be executing a reversion of our Hourly pension plan. At December 31, 2007, this Plan reported approximately $90 million in overfunding. We expect that the conversion of this Plan will make net cash available of approximately $45 to $60 million. The timing of the distribution, however, will be dependent on the length of time needed to meet IRS distribution requirements and could extend to 2009 or later, which further increases the variability of the final distribution amount.

As part of addressing the Company's liquidity needs, we made substantially lower levels of capital expenditures in 2007, and expect to continue that trend in 2008. Looking ahead, we expect capital expenditures in 2008 and beyond to remain at levels far less than historical averages, due to the elimination of non-core businesses and due to a shift away from capital intensive vertical integration to higher levels of outside sourcing of components from suppliers located in low cost countries. We currently estimate that capital expenditures for 2008 will range from $20 to $25 million.

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

A portion of export accounts receivable of our Brazilian, European, and Indian subsidiaries are sold at a discount. Discounted receivables sold in these subsidiaries at December 31, 2007 and 2006 were $79.2 million and $46.5 million, respectively, and the discount rate was 9.1% in 2007 and 7.45% in 2006. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.

Interest Rate Risk - We are subject to interest rate risk, primarily associated with our borrowings. Our $75 million First Lien Credit Agreement, when we have borrowings outstanding against it, is variable-rate debt. Our remaining borrowings consist of variable-rate borrowings by our foreign subsidiaries. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. Based on our debt balances at December 31, 2007, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million.

Commodity Price Risk - We use commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and, to a lesser extent, aluminum. Company policy allows management to contract commodity forwards for a limited percentage of projected raw material requirements up to fifteen months in advance. Commodity contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice has been to accept delivery of the commodities and consume them in manufacturing activities. At December 31, 2007 and 2006, we held a total notional value of $64.4 million and $62.1 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. Based on our current level of activity, and before consideration for commodity forward purchases, an increase in the price of copper of $100 per metric ton (an increase of 1.5% from 2007 year-end pricing) would adversely affect our operating profit by $1.6 million.

Foreign Currency Exchange Risk - We are subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries. We do, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is our policy not to purchase financial and/or derivative instruments for speculative purposes. At December 31, 2007 and 2006, we held foreign currency forward contracts with a total notional value of $232.7 million and $130.4 million, respectively. Based on our current level of activity, we believe that a $0.10 strengthening of the Brazilian Real against the U.S. Dollar impacts our operating profit by approximately $10 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Registered Public Accounting Firm................................................... 45
Financial Statements
  Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.............  47
  Consolidated Balance Sheets at December 31, 2007 and 2006..............................................  48
  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.............  50
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005...  51
  Notes to Consolidated Financial Statements.............................................................  52

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Tecumseh Products Company

We have audited the accompanying consolidated balance sheet of Tecumseh Products Company and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tecumseh Products Company and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No.48 "Accounting for Uncertainty in Income Taxes" effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tecumseh Products Company and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion.

Grant Thornton LLP
Southfield, Michigan
March 14, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tecumseh Products Company:

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of Tecumseh Products Company and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

PricewaterhouseCoopers LLP
Detroit, MI
April 9, 2007, except for Note 2 as to which the date is March 14, 2008

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions, except per share data)                    FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                2007           2006         2005
                                                              --------       --------      ------
Net sales..................................................   $1,133.4       $1,017.7      $ 924.6
    Cost of sales and operating expenses...................    1,011.7          943.2        822.9
    Selling and administrative expenses....................      109.5           99.2         94.1
    Impairments, restructuring charges, and other items....        7.2            2.4          4.3
                                                              --------       --------       ------
Operating income (loss)....................................        5.0          (27.1)         3.3
    Interest expense.......................................      (22.3)         (19.4)        (3.0)
    Interest income and other, net.........................        6.2           10.9          9.0
                                                              --------       --------       ------
(Loss) income from continuing operations before taxes......      (11.1)         (35.6)         9.3
    Tax (benefit) provision ...............................       (8.2)          12.5         27.5
                                                              --------       --------       ------
Net loss from continuing operations........................   $   (2.9)      $  (48.1)      $(18.2)
      Loss from discontinued operations, net of tax             (175.2)         (32.2)      (205.3)
                                                              --------       --------       ------
Net income (loss)                                             $ (178.1)      $  (80.3)     $(223.5)
                                                              ========       ========      =======
Basic and diluted loss per share*:.........................
      Loss from continuing operations                         $  (0.16)      $  (2.60)      ($0.98)
      Loss from discontinued operations, net of tax              (9.48)         (1.75)      (11.11)
                                                              --------       --------       ------
Net loss per share                                            $  (9.64)      $  (4.35)     $(12.09)
                                                              ========       ========      =======
Weighted average shares (in thousands).....................     18,480         18,480       18,480
                                                              ========       ========      =======
Cash dividends declared per share..........................   $   0.00       $   0.00        $0.64
                                                              ========       ========      =======

* In 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant is not included in diluted earnings per share for the year ended December 31, 2007, as the effect would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share data)                                                   DECEMBER 31,
                                                                                       ---------------------
                                                                                         2007         2006
                                                                                       --------     --------
ASSETS
Current Assets:
   Cash and cash equivalents.......................................................    $   76.8     $   81.9
   Restricted cash.................................................................         6.8           --
   Short term investments..........................................................         5.0           --
   Accounts receivable, trade, less allowance for doubtful accounts of $5.7
    million in 2007 and $10.1 million in 2006......................................        93.2        219.5
   Inventories.....................................................................       152.0        353.4
   Deferred and recoverable income taxes...........................................        10.7         40.6
   Deferred and recoverable non-income taxes.......................................        19.5         33.6
   Assets held for sale............................................................        21.9           --
   Other current assets............................................................        11.8          4.4
                                                                                       --------     --------
           Total current assets....................................................       397.7        733.4
                                                                                       --------     --------
Property, Plant, and Equipment, net................................................       353.3        552.4
Goodwill   ........................................................................        20.2        127.0
Other intangibles .................................................................          --         53.0
Prepaid pension expense............................................................       233.4        202.5
Deferred and recoverable income taxes..............................................        13.9
Recoverable non-income taxes.......................................................       102.2         63.6
Other assets.......................................................................        44.2         50.8
                                                                                       --------     --------
           Total assets............................................................    $1,164.9     $1,782.7
                                                                                       ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Accounts payable, trade.........................................................    $  123.0     $  216.0
   Short-term borrowings...........................................................        59.5        163.2
   Liabilities held for sale.......................................................         2.6           --
   Accrued liabilities:
        Employee compensation......................................................        31.1         35.2
        Product warranty and self-insured risks....................................        17.2         37.9
        Other......................................................................        35.9         57.0
                                                                                       --------     --------
           Total current liabilities...............................................       269.3        509.3
Long-term debt.....................................................................         3.3        217.3
Deferred income taxes..............................................................        10.2         28.6
Other postretirement benefit liabilities...........................................        74.3        166.0
Product warranty and self-insured risks............................................        10.0         13.6
Accrual for environmental matters..................................................         2.9          1.3
Pension liabilities................................................................        14.8         14.9
Other   ...........................................................................        34.2         33.3
                                                                                       --------     --------
           Total liabilities.......................................................       419.0        984.3
                                                                                       --------     --------
Stockholders' Equity
  Class A common stock, $1 par value; authorized 75,000,000 shares;  issued and
      outstanding 13,401,938 shares in 2007 and 2006...............................        13.4         13.4
  Class B common stock, $1 par value; authorized 25,000,000 shares; issued  and
      outstanding 5,077,746 shares in 2007 and 2006................................         5.1          5.1
    Paid in Capital................................................................        11.0          3.7
  Retained earnings................................................................       547.9        726.3
  Accumulated other comprehensive income ..........................................       168.5         49.9
                                                                                       --------     --------
         Total stockholders' equity................................................       745.9        798.4
                                                                                       --------     --------
         Total liabilities and stockholders' equity................................    $1,164.9     $1,782.7
                                                                                       ========     ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                         2007       2006        2005
                                                                       --------   --------   ----------
Cash Flows from Operating Activities:
    Net loss .......................................................   $ (178.1)  $  (80.3)  $ (223.5)
    Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
           Depreciation and amortization ...........................       55.5       80.1       92.3
           Non-cash restructuring charges and other items ..........       15.9       30.9      115.0
           Impairment of long-lived assets .........................      126.5         --         --
           Loss (Gain) on sale of discontinued operations ..........        3.2      (49.7)        --
           Loss (Gain) on disposal of property and equipment .......        1.0       (5.6)       2.4
           Accounts receivable .....................................       35.2       (7.4)       7.3
           Inventories .............................................       30.2      (18.9)      39.3
           Payables and accrued expenses ...........................      (51.0)       1.2        0.7
           Employee retirement benefits ............................      (37.7)     (24.2)     (16.9)
           Deferred and recoverable taxes ..........................      (19.8)       7.1       41.5
           Other ...................................................        4.3      (27.6)     (42.1)
                                                                       --------   --------   --------
               Cash (Used in) Provided by Operating Activities .....      (14.8)     (94.4)      16.0
                                                                       --------   --------   --------
Cash Flows from Investing Activities:
    Capital expenditures ...........................................       (9.2)     (62.1)    (113.3)
    Short term investments .........................................       (5.0)        --         --
    Restricted cash ................................................       (6.8)        --         --
    Business acquisitions, net of cash acquired ....................         --       (2.0)        --
    Proceeds from sale of assets ...................................      265.3      135.0        3.5
                                                                       --------   --------   --------
               Cash Provided by (Used In) Investing Activities .....      244.3       70.9     (109.8)
                                                                       --------   --------   --------
Cash Flows from Financing Activities:
    Dividends paid .................................................         --         --      (11.8)
    Debt issuance / amendment costs ................................       (2.5)     (14.4)        --
    Repayment of Senior Guaranteed Notes ...........................         --     (250.0)     (50.0)
    Repayment of Industrial Development Revenue Bonds ..............         --      (10.5)        --
    Proceeds from First Lien credit agreement ......................      261.4      230.2         --
    Repayments of First Lien credit agreement ......................     (374.5)    (117.1)        --
    Proceeds from old Second Lien credit agreement .................         --      100.0         --
    Repayments of old Second Lien credit agreement .................         --     (100.0)        --
    Proceeds from new Second Lien credit agreement .................         --      100.0         --
    Repayments of new Second Lien credit agreement .................     (100.0)        --         --
    Other borrowings, (repayments), net ............................      (21.9)      52.6       37.8
                                                                       --------   --------   --------
               Cash Used In Financing Activities ...................     (237.5)      (9.2)     (24.0)
                                                                       --------   --------   --------
Effect of Exchange Rate Changes on Cash ............................        2.9       (2.0)       6.5
                                                                       --------   --------   --------
    Decrease In Cash and Cash Equivalents ..........................       (5.1)     (34.7)    (111.3)
Cash and Cash Equivalents:
               Beginning of Period .................................       81.9      116.6      227.9
                                                                       --------   --------   --------
               End of Period .......................................   $   76.8   $   81.9   $  116.6
                                                                       ========   ========   ========
Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder Option issued in conjunction with debt refinancing                    $    3.7
Warrant issued in conjunction with debt financing                           7.3
Paid-In-Kind Interest                                                                  0.2

Cash paid for interest                                                     37.1       47.2       35.9
Cash paid for taxes                                                         3.3        1.6       (7.7)

The accompanying notes are an integral part of these Consolidated Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (Dollars in millions)

                                                                                                         ACCUMULATED
                                                                                                            OTHER           TOTAL
                                                       CLASS A       CLASS B      PAID IN   RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                                    $1 PAR VALUE   $1 PAR VALUE   CAPITAL   EARNINGS     INCOME/(LOSS)      EQUITY
                                                    ------------   ------------   -------   ---------   -------------   ------------
BALANCE, DECEMBER 31, 2004........................        $ 13.4   $        5.1        --   $ 1,042.0   $       (42.2)  $   1,018.3
COMPREHENSIVE INCOME (LOSS):
Net loss..........................................                                             (223.5)                       (223.5)
Unrealized gain on investment holdings (net of
tax of $0.0) .....................................                                                                4.1           4.1
Minimum pension liability (net of tax of $0.0)....                                                                0.2           0.2
Gain on derivatives (net of tax of $4.4) .........                                                                8.1           8.1
Translation adjustments (net of tax of $0.0)......                                                               19.0          19.0
                                                                                                                        -----------
    TOTAL COMPREHENSIVE LOSS......................                                                                           (192.1)
Cash dividends....................................                                              (11.8)                        (11.8)
                                                    ------------   ------------   -------   ---------   -------------   -----------
BALANCE, DECEMBER 31, 2005........................          13.4            5.1        --       806.7           (10.8)        814.4
COMPREHENSIVE INCOME (LOSS):
Net loss..........................................                                              (80.3)                        (80.3)
Unrealized loss on investment holdings (net of
tax of $0.0) .....................................                                                               (4.0)         (4.0)
Loss on derivatives (net of tax of $2.8) .........                                                               (6.3)         (6.3)
Translation adjustments (net of tax of $7.6)......                                                               31.3          31.3
                                                                                                                        -----------
    TOTAL COMPREHENSIVE LOSS......................                                                                            (59.3)
Shareholder Option*                                                                   3.7                                       3.7
Impact of the adoption of FAS 158 for pension
plans (net of tax of $0.0)                                                                                       39.6          39.6
                                                    ------------   ------------   -------   ---------   -------------   -----------
BALANCE, DECEMBER 31, 2006........................  $       13.4   $        5.1   $   3.7   $   726.4   $        49.8   $     798.4
Net loss..........................................                                             (178.1)                       (178.1)
Impact of adoption of FIN 48                                                                     (0.4)                         (0.4)
Gain on derivatives (net of tax of $0.0) .........                                                                0.1           0.1
Translation adjustments (net of tax of $3.0)......                                                               28.4          28.4
                                                                                                                        -----------
    TOTAL COMPREHENSIVE LOSS......................                                                                           (150.0)
Shareholder Warrant                                                                   7.3                                       7.3
Postretirement and postemployment benefits (net
of tax of $0.5) (see Note 4)                                                                                     90.2          90.2
                                                    ------------   ------------   -------   ---------   -------------   -----------
BALANCE, DECEMBER 31, 2007........................  $       13.4   $        5.1   $  11.0   $   547.9   $       168.5   $     745.9
                                                    ============   ============   =======   =========   =============   ===========

* Some of the Company's major shareholders (Herrick foundation, of which former Chairman Emeritus Todd W. Herrick and Director Kent B. Herrick are members of the Board of Trustees, and two Herrick family trusts, of which Todd W. Herrick is one of the trustees) entered into option agreements with a lender to induce the lender to make financing available to the Company. These option agreements, valued at $3.7 million, were recorded as loan origination fees and the expense was included with the loss from discontinued operations upon repayment of the loan.

      The accompanying notes are an integral part of these Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

NOTE 1. ACCOUNTING POLICIES

Business Description - Tecumseh Products Company (the "Company") is a full line, independent global manufacturer of hermetic compressors for residential and commercial refrigerators, freezers, water coolers, dehumidifiers, window air conditioning units and residential and commercial central system air conditioners and heat pumps.

We formerly operated an Engine & Power Train Electrical Component business, as well as an Electrical Component business. During 2007, we sold our entire Engine & Power Train business, and the majority of the Electrical Component business. The remaining portions of the Electrical Component business are classified as held for sale.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Foreign Currency Translation - All of our foreign subsidiaries use the local currency of the country of operation as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates while revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in other comprehensive income or loss, a component of stockholders' equity. Realized foreign currency transaction gains and losses are included in cost of sales and operating expenses and amount to a net gain of $1.6 million in 2007, a net gain of $6.3 million in 2006, and a net loss of $3.6 million in 2005.

Cash and Cash Equivalents - Cash equivalents consist of commercial paper and other short-term investments that are readily convertible into cash with original maturities of three months or less. Restricted cash represents cash deposits related to letters of credit. Cash and cash equivalents in foreign locations amounted to $62.4 million and $38.5 million at December 31, 2007 and 2006, respectively.

Short term investments - Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if the Company reasonably expects the investment to be realized in cash or sold or consumed during the normal operating cycle of the business. Investments available for sale are recorded at market value using the specific identification method. Investments held to maturity are measured at amortized cost in the statement of financial position if it is the Company's intent and ability to hold those securities to maturity. Any unrealized gains and losses on available for sale securities are reported as other comprehensive income as a separate component of shareholders' equity until realized or until a decline in fair value is determined to be other than temporary. At December 31, 2007, we held auction-rate securities valued at $5.0 million.

Inventories - Inventories are valued at the lower of cost or market, on the first-in, first-out basis. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead.

Property, Plant and Equipment - Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. For financial statement purposes, depreciation is determined using the straight-line method at rates based

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN MILLIONS)

upon the estimated useful lives of the assets, which generally range from 15 to 40 years for buildings and from 2 to 12 years for machinery, equipment and tooling.

Goodwill - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill deemed to have indefinite life is no longer amortized but is subject to impairment testing on at least an annual basis. We perform our annual impairment testing during the fourth quarter each year. The impairment test compares the estimated fair value of the reporting unit to its carrying value to determine if there is any potential impairment. If the estimated fair value is less than the carrying value, an impairment loss is recognized to the extent that the estimated fair value of the goodwill within the reporting unit is less than the carrying value. See Note 5 for additional disclosures related to goodwill.

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

Derivative Financial Instruments - Derivative financial instruments are utilized to manage risk exposure to movements in foreign exchange rates and commodity prices. We enter into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows for each currency. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of transaction. We do not hold derivative financial instruments for trading purposes.

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

Earnings (Loss) Per Share - Basic and diluted earnings (loss) per share are currently equivalent. On April 9, 2007, we issued a warrant to our Second Lien lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. However, this warrant is not included in diluted earnings per share for the year ended December 31, 2007, as the effect would be antidilutive. Earnings (loss) per share are computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computations was 18,479,684 in 2007, 2006 and 2005.

Research, Development and Testing Expenses - Company sponsored research, development and testing expenses related to present and future products are expensed as incurred and were $28.1 million, $33.8 million, and $28.1 million in 2007, 2006 and 2005, respectively. Such expenses consist primarily of salary and material costs and are included in cost of sales and operating expenses.

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

NOTE 2. DISCONTINUED OPERATIONS

Electrical Components

During the second quarter of 2007, our Board of Directors approved a plan to sell the assets of our Electrical Components business. On August 31, 2007, we completed an agreement to sell the Residential & Commercial and Asia Pacific operations of this business for $220 million in gross proceeds.

On November 1, 2007, we signed an agreement to sell our Automotive & Specialty business operations for $10 million in cash, subject to customary adjustments at closing. As a result of the agreement, we reduced the carrying value of the assets held for sale by $26.7 million in the third quarter of 2007, to reflect the net proceeds expected to be realized upon consummation of the transaction. The sale transaction closed on December 7, 2007.

The assets of the remaining businesses within the Electrical Components business have been classified as held for sale as of December 31, 2007. The results for Electrical Components for the years ended December 31, 2007 and 2006 are included in the loss from discontinued operations.

Engine & Power Train

On October 22, 2007, we signed a Definitive Stock Purchase Agreement to sell our Engine & Power Train business operations for $51 million in cash, subject to customary adjustments at closing. The transaction was completed on November 9, 2007. As a result of the agreement, we reduced the carrying value of the long lived assets of the business by $28.1 million in the third quarter of 2007, reflecting the net proceeds expected to be realized upon the completion of the sale. Favorable adjustments of $1.8 million, attributable to post-closing adjustments to the purchase price pursuant to the agreement, were recorded in the fourth quarter.

Interest expense of $36.0 million, $18.2 million, and $14.0 million was allocated to discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively, related to operations divested in 2007. Approximately $17.8 million in deferred financing costs associated with the Second Lien debt, which we retired during the third quarter 2007, were expensed as part of the interest costs allocated to discontinued operations during that period.

Our First and Second Lien credit agreements required the proceeds from the Residential & Commercial and Asia Pacific sale to be utilized to repay our Second Lien credit agreement, as well as a substantial portion of our outstanding First Lien debt. The remainder of the balance under the First Lien Credit agreement was repaid upon the closing of the sale of the Engine & Power Train business on November 9, 2007.

Following is a summary of loss from discontinued operations related to the Electrical Components for the years ended December 31, 2007, 2006 and 2005:

(Dollars in millions)                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           2007        2006         2005
                                                                         --------    --------    --------
Sales                                                                    $  306.6    $  429.9    $  410.1
Cost of Sales                                                               277.0       399.3       367.6
Selling and administrative expenses                                          25.7        35.3        35.0
Impairments, restructuring charges, and other items                          96.5         2.9       109.6
                                                                         --------    --------    --------
Operating loss                                                              (92.6)       (7.6)     (102.1)
Interest income (expense)                                                     0.1          --        (0.5)
                                                                         --------    --------    --------
Loss on disposal                                                             (5.5)         --          --
                                                                         --------    --------    --------
Loss from discontinued operations before income taxes                    $  (98.0)   $   (7.6)   $ (102.6)
                                                                         ========    ========    ========

Following is a summary of income (loss) from discontinued operations related to the Engine & Power Train business for the years ended December 31, 2007, 2006 and 2005:

(Dollars in millions)                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           2007        2006         2005
                                                                         --------    --------    --------
Sales                                                                    $  185.9    $  319.0    $  404.1
Cost of Sales                                                               185.3       329.5       442.8
Selling and administrative expenses                                          16.4        43.3        36.4
Impairments, restructuring charges, and other items                          26.0        27.0         4.5
                                                                         --------    --------    --------
Operating loss                                                              (41.8)      (80.8)      (79.6)
Interest income (expense)                                                     0.1        (8.1)       (6.7)
                                                                         --------    --------    --------
Gain on disposal                                                              1.8          --          --
                                                                         --------    --------    --------
Loss from discontinued operations before income taxes                    $  (39.9)   $  (88.9)   $  (86.3)
                                                                         ========    ========    ========

During the third quarter of 2007, we also sold Manufacturing Data Systems Inc., a small subsidiary not associated with any of our major business operations. Sales of $0.8 million and pretax losses of $0.9 million were recorded for the year ended December, 2007. Sales of $2.5 million and pretax losses of $2.2 million were recorded for the year ended December 31, 2006, and sales of $1.9 million and pretax losses of $5.9 million were recorded for the year ended December 31, 2005.

On April 21, 2006, we completed the sale of our 100% ownership interest in Little Giant Pump Company for $120.7 million. Its results for the year ended December 31, 2006 are included in loss from discontinued operations. Interest expense of $2.9 and $6.3 million was allocated to discontinued operations for the years ended December 31, 2006 and 2005 respectively related to the Little Giant divestiture, because our financing agreements required the proceeds from the sale to be utilized to repay portions of our debt.

Following is a summary of income (loss) from discontinued operations related to Little Giant Pump Company for the years ended December 31, 2006 and 2005:

                                                                                   Year Ended    Year Ended
                                                                                  December 31,  December 31,
(Dollars in millions)                                                                 2006          2005
                                                                                  ------------  ------------
Net sales                                                                          $  32.9      $  106.3
Cost of sales                                                                         23.9          77.6
Selling and administrative expenses                                                    6.9          19.2
                                                                                  --------      --------
Operating income                                                                       2.1           9.5
Interest expense allocated                                                             2.9           6.3
                                                                                  --------      --------
(Loss) gain from discontinued operations before income taxes                          (0.8)          3.2
                                                                                  --------      --------
Gain on disposal                                                                      78.0            --
                                                                                  --------      --------
Income from discontinued operations                                                $  77.2      $    3.2
                                                                                  ========      ========

The following table summarizes income (loss) from discontinued operations, net of tax, for the years ended December 31, 2007, 2006 and 2005:

(Dollars in millions)                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                           2007        2006         2005
                                                                         --------    --------    --------
Electrical Components                                                    $  (98.0)   $   (7.6)   $ (102.6)
Engine & Power Train                                                        (39.9)      (88.9)      (86.3)
Manufacturing Data Systems, Inc.                                             (0.9)       (2.2)       (5.9)
Little Giant Pump Company                                                      --        77.2         3.2
Allocated interest expense related to 2007 divestitures                     (36.0)      (18.2)      (14.0)
Tax (provision) benefit                                                      (0.4)        7.5         0.3
                                                                         --------    --------    --------
Loss from discontinued operations, net of tax                            $ (175.2)   $  (32.2)   $ (205.3)
                                                                         ========    ========    ========

The following summary balance sheet information is derived from the businesses that are classified as held for sale as of December 31, 2007, which management believes is representative of the net assets of the business held for disposal. This balance sheet information includes remaining operations within the Electrical Components Group, and other long-lived assets that were held for sale at December 31, 2007.


   (Dollars in millions)                                    DECEMBER 31,
                                                               2007
                                                            ------------
ASSETS:
Current Assets:
   Accounts receivable, net                                    $   2.1
   Inventories                                                     7.9
   Property, plant, and equipment, net                            11.9
                                                               -------
         Total assets held for sale                            $  21.9
                                                               =======

LIABILITIES:
Current Liabilities:
   Accounts payable, trade                                     $   2.2
   Accrued liabilities                                             0.4
                                                               -------
         Total current liabilities held for sale               $   2.6
                                                               =======

Net assets held for sale                                       $  19.3
                                                               =======

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income is shown in the Consolidated Statements of Stockholders' Equity and includes the following:

(in millions)                                                    2007        2006
                                                               --------    --------
Foreign currency translation adjustments                       $   36.2    $    8.0
Gain (loss) on derivatives                                          2.5         2.4
Postretirement and postemployment benefits:
     Prior Service Credit                                          82.4        36.6
     Net Actuarial Gain                                            47.7         3.3
     Net Transition Obligation                                     (0.3)       (0.4)
                                                               --------    --------
Total postretirement and postemployment benefits                  129.8        39.5
                                                               --------    --------
                                                               $  168.5    $   49.9
                                                               ========    ========

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

SFAS 158 was effective with balance sheets reported as of December 31, 2006, and its impact on our balance sheet was material, resulting in an increase to net assets and shareholders' equity of $39.6 million.

The adoption of SFAS 158 has no impact on our net earnings, cash flow, liquidity, debt covenants, or plan funding requirements.

We currently use September 30 as the measurement date (the date upon which plan assets and obligations are measured) to facilitate the preparation and reporting of pension and postretirement plan data. Information regarding the funded status and net periodic benefit costs is reconciled to or stated as of the fiscal year end of December 31. No significant events took place between September 30 and December 31 that would have materially impacted the assumptions utilized at the measurement date. SFAS 158 eliminates a company's ability to select a date to measure plan assets and obligations that is prior to its year-end balance sheet date. This provision of SFAS 158 will become effective with our fiscal year ended December 31, 2008.

Amounts recognized for both U.S.-based and foreign pension and OPEB plans in the consolidated balance sheets and in accumulated other comprehensive income as of December 31 consist of:


(in millions)                                                    PENSION BENEFIT                  OTHER BENEFIT
                                                             ----------------------         ------------------------
                                                              2007            2006           2007             2006
                                                             ------          ------         -------          -------
Amounts recognized in the consolidated balance sheets:
  Prepaid pension asset                                      $233.4          $202.5              --               --
  Accrued pension liability                                   (14.8)          (15.9)          (82.1)          (176.5)
                                                             ------          ------         -------          -------
Net amount recognized                                        $218.6          $186.6         $ (82.1)         $(176.5)
                                                             ======          ======         =======          =======
  Accumulated other comprehensive income:
     Prior Service Credit                                      (3.8)           (1.7)          (78.6)           (34.9)
                                                             ------          ------         -------          -------
     Net Actuarial Gain                                       (20.1)           (2.4)          (27.6)            (0.9)
                                                             ------          ------         -------          -------
     Net Transition Obligation                                  0.3             0.4              --               --
                                                             ------          ------         -------          -------
Total postretirement and postemployment benefits             $(23.6)         $ (3.7)        $(106.2)         $ (35.8)
                                                             ======          ======         =======          =======

The net periodic benefit (credit) cost of the postretirement plan for the years ended December 31 was:

                                                         PENSION BENEFIT         OTHER BENEFIT
                                                       ------------------     -------------------
(in millions)                                           2007        2006        2007       2006
                                                       -------     ------     -------     -------
  Accumulated other comprehensive income:
     Prior Service Credit                              $  (2.1)    $ (1.7)    $ (43.7)    $ (34.9)
                                                       -------     ------     -------     -------
     Net Actuarial Gain                                  (17.7)      (2.4)      (26.7)       (0.9)
                                                       -------     ------     -------     -------
     Net Transition Obligation                            (0.1)       0.4          --          --
                                                       -------     ------     -------     -------
Total postretirement and postemployment benefits       $ (19.9)    $ (3.7)    $ (70.4)    $ (35.8)
                                                       =======     ======     =======     =======

The estimated net experience gain and prior service credit that will be adjusted from accumulated other comprehensive income into pension expense over the 2008 fiscal year are $2.1 million and $7.0 million, respectively.

The following tables provide a reconciliation of the changes in the United States based pension and postretirement plans' benefit obligations, fair value of assets and funded status for 2007 and 2006:

                                                      PENSION BENEFIT          OTHER BENEFIT
                                                    -------------------     -------------------
(in millions)                                         2007        2006        2007        2006
                                                    -------     -------     -------     -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period.......    $ 410.6     $ 423.1     $ 175.2     $ 194.5
  Service cost .................................        8.2        10.2         3.2         3.9
  Interest cost ................................       22.7        22.5         6.8        10.3
  Plan change ..................................        1.3          --       (59.8)         --
  Actuarial gain ...............................       (8.8)      (14.9)      (27.7)      (15.2)
  Curtailment gain .............................       (2.8)       (1.7)      (11.2)       (8.2)
  Benefit payments .............................      (33.5)      (28.6)       (7.7)      (10.1)
  Special termination benefits .................        1.8          --          --          --
  Effect of changes in exchange rate ...........        2.6          --          --          --
                                                    -------     -------     -------     -------
Benefit obligation at measurement date .........    $ 402.1     $ 410.6     $  78.8     $ 175.2
                                                    =======     =======     =======     =======
CHANGE IN PLAN ASSETS
Fair value at beginning of period ..............    $ 598.4     $ 596.1
  Actual return on plan assets .................       52.2        29.6
  Employer contributions .......................        0.5         0.1
  Benefit payments .............................      (32.2)      (27.4)
  Effect of changes in exchange rate ...........        0.1          --
                                                    -------     -------
Fair value at measurement date .................    $ 619.0     $ 598.4
                                                    =======     =======

As a result of the sale of the Residential & Commercial division of our Electrical Components business in August of 2007, and the associated curtailment of the pension and other postretirement ("OPEB") benefits of its employees, we recognized a net gain of $2.8 million for pension and an expense of $0.6 million for OPEB in the fourth quarter of 2007.

As a result of the completion of the previously announced closure of our Engine & Power Train facility in New Holstein, Wisconsin and the associated plan changes and curtailment of the OPEB benefits of its employees, we recognized a net gain of $41.5 million over the course of 2007. $29.6 million of the gain is related to a plan change associated with the elimination of future retiree medical benefits, while $11.9 million relates to the curtailment associated with the active employees affected by the closure of the facility. In addition to the curtailment gain, based on current actuarial assumptions, all future pension and retiree health care expense will decrease by $0.9 million per quarter.

We also recorded other gains of $30.2 million related to OPEB plan changes during 2007. These plan changes related to the elimination of certain drug benefits effective February 1, 2007.

Due to the completion of the divestitures of the Engine & Power Train business and the Automotive & Specialty division of our Electrical Components business in the fourth quarter of 2007, we expect that further curtailment gains will also be recognized in 2008. The actual amount of these gains will be dependent on the outcome of actuarial assumptions associated with each curtailment, which are currently under evaluation.

The following table provides the funded status of the plans for 2007 and 2006:

                                             PENSION BENEFITS         OTHER BENEFITS
                                           -------------------     --------------------
(in millions)                                2007        2006        2007        2006
                                           -------     -------     -------     --------
FUNDED STATUS
Funded status at measurement date ....     $ 216.8     $ 186.5     $ (78.8)    $ (175.2)
                                           -------     -------     -------     --------
 Net amount recognized ...............     $ 216.8     $ 186.5     $ (78.8)    $ (175.2)
                                           =======     =======     =======     ========

The accumulated benefit obligation for all defined benefit pension plans was $389.3 million and $378.1 million at September 30, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                          SEPTEMBER 30,
                                        -----------------
(in millions)                            2007       2006
                                        ------     ------
   Projected benefit obligation ...     $ 19.0     $ 17.8
   Accumulated benefit obligation .       19.0       10.9
   Fair value of plan assets ......        3.3        3.0

Components of net periodic benefit (income) cost during the year:

                                                                 PENSION BENEFITS         OTHER BENEFITS
                                                               --------------------     ------------------
(in millions)                                                    2007        2006        2007        2006
                                                               -------     --------     -------     ------
  Service cost ...........................................     $   8.2     $   10.2     $   3.2     $  3.9
  Interest cost ..........................................        22.7         22.5         6.8       10.3
  Expected return on plan assets .........................       (45.4)       (45.1)         --         --
  Amortization of net gain ...............................         0.7         (0.2)       (0.4)      (0.1)
  Amortization of actuarial transition obligation.........         0.1          0.1          --         --
  Amortization of unrecognized prior service costs........        (0.5)         1.0       (10.4)      (4.9)
  Additional income due to curtailments ..................          --         (1.3)      (17.6)      (7.5)
                                                               -------     --------     -------     ------
  Net periodic benefit (income) cost .....................     $ (14.2)    $ ($12.8)    $ (18.4)    $  1.7
                                                               =======     ========     =======     ======

ADDITIONAL INFORMATION

ASSUMPTIONS

Weighted-average assumptions used to determine benefit obligations;

                                                  PENSION BENEFITS                OTHER BENEFITS
                                            --------------------------      -------------------------
                                               2007              2006          2007             2006
                                            ---------            -----      ----------          -----
U.S.-Based Plans - at September 30,
  Discount rate ......................      6.03-6.27%           5.69%      5.21-6.20%          5.63%
  Rate of compensation increase ......           4.25%           4.25%            N/A            N/A
Europe-Based Plans - at December 31,             2007            2006            2007           2006
  Discount rate ......................           4.80%           4.10%            N/A            N/A
  Rate of compensation increase ......           2.10%           2.10%            N/A            N/A
India-Based Plans - at December 31,              2007            2006            2007           2006
  Discount rate ......................           7.50%           8.25%            N/A            N/A
  Rate of compensation increase ......           5.50%           5.00%            N/A            N/A

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

                                                       PENSION BENEFITS                 OTHER BENEFITS
                                                  --------------------------      -------------------------
                                                     2007             2006          2007             2006
                                                  ---------          -----       ----------         ------
U.S.-Based Plans:
  Discount rate ..............................    5.56-5.71%          5.50%      5.39-5.69%          5.50%
  Expected long-term return on plan assets ...         7.50%          7.50%            N/A            N/A
  Rate of compensation increase ..............         4.25%          4.25%            N/A            N/A
Europe.-Based Plans:                                   2007           2006            2007           2006
  Discount rate ..............................         4.80%          4.10%            N/A            N/A
  Expected long-term return on plan assets ...          N/A            N/A             N/A            N/A
  Rate of compensation increase ..............         2.10%          2.10%            N/A            N/A
India.-Based Plans:                                    2007           2006            2007           2006
  Discount rate ..............................         7.50%          8.25%            N/A            N/A
  Expected long-term return on plan assets ...         9.00%          8.20%            N/A            N/A
  Rate of compensation increase ..............         5.50%          5.00%            N/A            N/A

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

Assumed health care cost trend rates:

                                                                                              SEPTEMBER 30,
                                                                                        ------------------------
                                                                                           2007          2006
                                                                                        ---------     ----------

Health care cost trend rate assumed for next year ..................................     8.5-12.0%     9.5-13.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)...          5.0%          5.0%
Year that the rate reaches the ultimate trend rate .................................    2015-2016     2015-2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are based on an evaluation of external market conditions and adjusted to reflect our actual experience in relation to those market trends. A one-percentage-point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $7.8 million, and a one-percentage-point decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $6.7 million.

Plan Assets

The following table provides pension plan asset allocations:

                            PLAN ASSETS AT SEPTEMBER 30,
                            ----------------------------
                                2007           2006
                            ----------   ---------------
ASSET CATEGORY:
Debt securities .........        23%           49%
Equity securities .......        28%           51%
Cash* ...................        49%           --
                                ---           ---
   Total ................       100%          100%
                                ===           ===

* The cash balances as of September 30, 2007 were due to the anticipated reversion of our Salaried Retirement plan. In the first quarter of 2007, we announced revisions to this Plan. At December 31, 2007, this Plan reported approximately $121 million in overfunding, out of a total of $231 million for all our pension plans that have plan assets in excess of obligations. On May 1, 2007, we implemented a new retirement program for all Tecumseh salaried employees. This conversion, which is expected to be completed in March of 2008, yielded cash proceeds to the Company of approximately $80 million, which represents gross proceeds of $100 million net of excise tax of $20 million. The new retirement program includes both defined benefit and defined contribution plans. A portion of the overfunding for the old plan was utilized to pre-fund the benefits for both of the replacement plans for approximately the next six to eight years.

The estimated impact will amount to net expense of $11 million. This net expense results from the recognition of $20 million of federal excise tax that is levied on the gross amount of cash returned to the Company, net of recognition of previously deferred actuarial gains of $9 million dollars. The $100 million in gross proceeds from the reversion generates a tax gain that will be fully offset against our existing NOL carryforwards. In addition, we expect a reduction in net period income. Taking into account the cost of all retiree benefits, both pensions and other post-retirement benefits, total expected income to be recognized in 2008, other than curtailment gains and losses and excluding potential changes in actuarial assumptions, is expected to be approximately $12 million versus $15 million in 2007.

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

Equity securities include Tecumseh Products Company common stock in the amounts of $3.5 million (0.6% of total plan assets) at both September 30, 2007 and 2006.

We expect to make contributions of $0.3 million to our pension plans in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

(in millions)               PROJECTED BENEFIT         PROJECTED BENEFIT PAYMENTS
                              PAYMENTS FROM          FROM POSTRETIREMENT MEDICAL
                              PENSION PLANS            AND LIFE INSURANCE PLANS
                            -------------------------------------------------------
                                                  GROSS CLAIMS     EXPECTED SUBSIDY
                                                  ------------     ----------------
YEAR
2008 ..................          $ 25.2              $  7.9            $  0.1
2009 ..................            26.0                 6.5               0.1
2010 ..................            26.1                 6.7               0.1
2011 ..................            26.0                 6.8               0.1
2012 ..................            26.0                 6.6               0.1
Aggregate for 2013-2017           129.6                29.9               0.6

FOREIGN PENSION PLANS

Our foreign subsidiaries provide for defined benefits that are generally based on earnings at retirement date and years of credited service. The net pension and OPEB liability recorded in the consolidated balance sheet was $14.1 million and $13.3 million for 2007 and 2006, respectively. Our foreign subsidiaries also record liabilities for certain retirement benefits that are not defined benefit plans. The net liability for those other postretirement employee benefit plans recorded in the consolidated balance sheet was $1.5 million for both 2007 and 2006. The combined expense for these plans was $1.7 million and $1.5 million in 2007 and 2006, respectively.

DEFINED CONTRIBUTION PLANS

We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $2.2 million and $2.4 million in 2007 and 2006, respectively.

NOTE 5. GOODWILL

Our primary goodwill relates to the assignment of purchase price following the acquisition of certain of our subsidiaries. We account for these assets under SFAS 142, "Goodwill and Other Intangible Assets," subjecting the recorded amounts to impairment testing on at least an annual basis. SFAS 142 requires that we estimate the fair value of the reporting unit as compared to its recorded book value. If the estimated fair value is less than the book value, then an impairment is deemed to have occurred. As required by SFAS 142, we measure the amount of goodwill impairment by allocating the estimated fair value to the tangible and intangible assets within the reporting unit.

We traditionally conduct our annual assessment of impairment in the fourth quarter by comparing the carrying value of our reporting units to their estimated fair value. Estimated fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows, forecasted over a five year period, with residual growth rates forecasted at 3.0% to 5.0% thereafter. We use management business plans and projections as the basis for expected future cash flows. In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in our valuation model, we evaluate whether there is a reasonable basis for differences between actual results of the preceding year and projected results for the upcoming years. This methodology can potentially utilize significant improvements in growth rates in the first few years of forecast data, due to multiple factors such as projected improved efficiencies or incremental sales volume opportunities that are deemed to be reasonably likely to be achieved.

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

Discount rates utilized in the goodwill valuation analysis are derived from published resources such as Ibbotson. The rates utilized were 11.23% at December 31, 2007 and 8.16% at December 31, 2006 respectively for all business units for which goodwill is currently recorded. For purposes of our 2007 analysis, in light of the Company's transition from a diversified concern to a global compressor business, we utilized the discount rate from a SIC code specific to our compressor business. Had we utilized the same SIC code as was employed in 2006, the result would have been a discount rate of 10.08%.

Based on the goodwill analysis performed for the year ended December 31, 2007, changes of 1.0% in the discount rate utilized would increase (decrease) the fair value calculated for the respective business units as follows:

                    Change in valuation with         Change in valuation
                        1.0% decrease in            with 1.0% increase in
                          discount rate                 discount rate
Europe                        $4.1                         $(3.9)

India                          4.8                          (4.6)

Both business units that have goodwill show a fair value sufficiently greater than the carrying value such that a 1.0% increase in discount rate does not place the goodwill at or near risk of impairment.

Pretax operating profit as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of our ongoing productivity improvements over the life of the forecast model. The Europe reporting unit forecasted operating profit percentages of 3.0% in 2008 and ranging from 3.1 to 3.5% thereafter, with operating profit in the terminal year forecasted at 3.4%. The India reporting unit forecasted operating profit at 4.6% of sales in 2008 ranging from 3.1% to 4.0% thereafter, with operating profit in the terminal year forecasted at 2.8%.

On April 21, 2006, we completed the sale of our 100% ownership in Little Giant Pump Company, for which we had recorded $5.1 million in goodwill. The only other changes in goodwill during 2006 were due to foreign currency fluctuations.

In light of the classification of the Electrical Components business as a discontinued operation as of the end of the second quarter of 2007, we performed an interim analysis of the fair value of the business unit at June 30. We utilized the final purchase price agreed upon with Regal Beloit as an indication of fair market valuation of the Residential & Commercial and Asia Pacific operations of the Electrical Components business. With respect to the remaining divisions of the Electrical Components business, we considered initial indications of interest from potential acquirers of those businesses to evaluate the overall marketplace value of the business unit. Based on the outcome of this analysis, we determined that $39.3 million of the goodwill balance associated with the Electrical Components business had become impaired. The remainder of the goodwill balance associated with the Electrical Components business was associated with the Residential & Commercial operations and was included with the sale to Regal Beloit, which was completed on August 31. The only other changes in goodwill during 2007 were due to foreign currency fluctuations.

The changes in the carrying amount of goodwill by reporting unit follow:

                                                                   ELECTRICAL
(in millions)                                EUROPE     INDIA         COMP.      PUMPS      TOTAL
                                             ------     ------     ----------    ------     ------
Balance at Jan. 1, 2006 ................     $ 10.0     $  6.9       $108.9      $  5.1     $130.9
Sale of Little Giant Pump Company ......         --         --           --        (5.1)      (5.1)
Foreign currency translation ...........        1.2        0.1         (0.1)         --        1.2
                                             ------     ------     --------      ------     ------
Balance at Dec. 31, 2006 ...............       11.2        7.0        108.8          --      127.0
                                             ------     ------     --------      ------     ------
Impairment .............................         --         --        (39.3)         --      (39.3)
Sale of Residential & Commercial and
Asia Pacific operations ................         --         --        (72.1)         --      (72.1)
Foreign currency translation ...........        1.2        0.8          2.6          --        4.6
                                             ------     ------     --------      ------     ------
Balance at Dec. 31, 2007 ...............     $ 12.4     $  7.8           --          --     $ 20.2
                                             ======     ======     ========      ======     ======

NOTE 6. INCOME TAXES

Consolidated income (loss) from continuing operations before taxes consists of the following:

(in millions)   2007       2006       2005
               ------     ------     -----
U.S. ......    $(29.5)    $(24.6)    $ 6.9
Foreign ...      18.4      (11.0)      2.4
               ------     ------     -----
               $(11.1)    $(35.6)    $ 9.3
               ======     ======     =====

Provision for (benefit from) income taxes from continuing operations consists of the following:

(in millions)                                                  2007       2006       2005
                                                              ------     ------     ------
Current:
 U.S. federal ...........................................     $  1.3     $  1.0     $(14.9)
 State and local ........................................         --         --       (0.5)
 Foreign income and withholding taxes ...................        2.8        2.6        6.8
                                                              ------     ------     ------
                                                                 4.1        3.6       (8.6)
                                                              ------     ------     ------
Deferred:
 U.S. federal ...........................................      (13.4)        --       32.2
 State and Local ........................................        1.3         --         --
 Foreign ................................................       (0.2)       8.9        3.9
                                                              ------     ------     ------
                                                               (12.3)       8.9       36.1
                                                              ------     ------     ------
Provision for (benefit from) income taxes from continuing
operations ..............................................     $ (8.2)    $ 12.5     $ 27.5
                                                              ======     ======     ======

Income taxes paid, net ..................................     $  3.3     $  1.6     $ (7.7)
                                                              ======     ======     ======

A reconciliation between the actual income tax expense (benefit) provided and the income tax expense (benefit) computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

(in millions)                                                 2007       2006       2005
                                                             ------     ------     ------
Income taxes (benefit) at U.S. statutory rate .........      $ (3.9)    $(12.5)    $  3.3
Foreign tax differential (and withholding tax) ........         0.6        5.0        7.1
Change in valuation allowance .........................        (3.5)       9.7       14.2
State and local income taxes ..........................         1.3         --       (0.5)
Medicare reimbursement ................................          --         --       (0.8)
Federal credits .......................................          --         --       (0.8)
Expiration of statute on uncertain tax positions.......        (2.2)        --         --
Other .................................................        (0.5)      10.3        5.0
                                                             ------     ------     ------
                                                             $ (8.2)    $ 12.5     $ 27.5
                                                             ======     ======     ======

Deferred income taxes reflect the effect of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Provisions are also made for estimated taxes which may be incurred on the remittance of subsidiaries' undistributed earnings, none of which are deemed to be permanently reinvested.

Significant components of our deferred tax assets and liabilities as of December 31 were as follows:

(in millions)                                                                      2007        2006
                                                                                  ------      ------
Deferred tax assets:
     Other postretirement liabilities .......................................     $ 22.1      $ 65.6
     Product warranty and self-insured risks ................................        8.4        14.5
     Net operating loss carryforwards .......................................      231.8        88.6
     Translation adjustments ................................................        0.5       (13.3)
     Tax credit carryovers ..................................................       53.8        47.1
     Other accruals and miscellaneous .......................................       37.2        73.5
                                                                                  ------      ------
                                                                                   353.8       276.0
     Valuation allowance ....................................................     (229.5)     (119.4)
                                                                                  ------      ------
     Total deferred tax assets ..............................................      124.3       156.6
                                                                                  ------      ------
Deferred tax liabilities:
     Tax over book depreciation .............................................       21.1        32.1
     Pension ................................................................       75.8        73.3
     Unremitted foreign earnings ............................................       20.6        36.1
     Intangibles ............................................................         --        16.9
     Other ..................................................................        5.1          --
                                                                                  ------      ------
     Total deferred tax liabilities .........................................      122.6       158.4
                                                                                  ------      ------
     Net deferred tax (liabilities) assets ..................................     $  1.7      $ (1.8)
                                                                                  ======      ======

Deferred tax detail is included in the consolidated balance sheet as follows:
     Tax assets (including refundable of $13.9 and $13.8) ...................     $ 24.6      $ 40.6
     Non-current deferred tax liabilities ...................................       10.2        28.6
                                                                                  ------      ------
     Total ..................................................................     $ 14.4      $ 12.0
                                                                                  ======      ======

At December 31, 2007, we had the following loss carryforwards:

                         Carryforward amount      Expiration
U.S. Federal                  $  578.0           2025 to 2027

U.S. State                       366.5           2008 to 2027

Brazil                            65.9               None

India                             17.0               None

Federal Capital Loss              44.4               2012

In 2008, the $100 million in gross proceeds from the reversion of our Salaried Retirement plan will generate a tax gain that will be fully offset against our existing NOL carryforwards.

Foreign tax credit and research credit carryforwards of approximately $53.4 million will expire from 2012 through 2017. Furthermore, we also had various state tax credit carryovers of $0.9 million, which expire at various dates from 2008 to 2020.

Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.

SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income or discontinued operations), tax expense is allocated to the other sources of income with a related benefit recorded in continuing operations. The full year results of 2007 reflected a tax benefit in continuing operations, tax expense in other comprehensive income and no US federal income tax impact for discontinued operations.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. SFAS 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a "more likely than not" standard.

The valuation allowance for deferred tax assets relates to all net U.S. federal deferred tax assets, state deferred tax assets and certain tax assets arising in foreign tax jurisdictions, and in the judgment of management, these tax assets are not likely to be realized in the foreseeable future. The valuation allowance increased by $110.1 million and $29.2 million in 2007 and 2006 respectively. The 2007 change is the result of the release of a valuation allowance for our operations in France of $3.8 million, $133.0 million for current year losses and credits and a net decrease of $19.1 million in the balance of other deferred tax assets. The 2006 change is the result of a valuation allowance of $5.9 million established against remaining tax assets in Brazil and $25.7 million for current year losses and credits which are reflected in the provision and a net decrease of $2.4 million in the balance of other deferred tax assets.

Upon adoption of FIN 48 as of January 1, 2007, we recognized an increase of $0.4 million in the liability for unrecognized tax benefits as a cumulative effect of a change in accounting principle, with a corresponding change to retained earnings. At January 1, 2007, we had $1.9 million of total gross unrecognized tax benefits, of which $1.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances was $0.9 million. At December 31, 2007, there is no reduction of deferred tax assets relating to uncertain tax positions.

We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2007, we had accrued interest and penalties of $0.7 million. The tax reserves relate to transfer pricing and state tax nexus, and the entire amount would have an impact on our effective tax rate. We expect a decrease in the range of zero to $0.4 million in the unrecognized tax benefits in the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2007 ........     $1.9
Lapse of statute of limitations ...     (0.9)
                                        ----
Balance at December 31, 2007 ......     $1.0
                                        ====

We file U.S., state and foreign income tax returns in jurisdictions with varying statues of limitations. We are currently under audit for our U.S. federal income tax returns for 2003 and 2004. The years 2004 through 2007 generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years before 2003 are no longer subject to audit.

NOTE 7. INVENTORIES

The components of inventories at December 31 were:

(in millions)             2007       2006
                         ------     ------
Raw materials ......     $ 79.6     $159.0
Work in progress ...        9.0       60.1
Finished goods .....       54.8      121.5
Supplies ...........        8.6       12.8
                         ------     ------
                         $152.0     $353.4
                         ======     ======

$194.9 million of the inventory balance at December 31, 2006 was associated with the Electrical Components and Engine & Power Train businesses, as well as Manufacturing Data Systems, Inc.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net are as follows:

                                                DECEMBER 31,
                                           ---------------------
(Dollars in millions, except share data)     2007         2006
                                           --------     --------
Land and land improvements ...........     $   21.6     $   31.9
Buildings ............................        121.9        204.4
Machinery and equipment ..............        935.9      1,239.1
                                           --------     --------
                                            1,079.4      1,475.4
  Less accumulated depreciation ......        730.6        945.2
                                           --------     --------
                                              348.8        530.2
Assets in process ....................          4.5         22.2
                                           --------     --------
Property, plant and equipment, net ...     $  353.3     $  552.4
                                           --------     --------

$194.2 million of the net property, plant and equipment at December 31, 2006 was associated with the Electrical Components and Engine & Power Train businesses.

NOTE 9. BUSINESS SEGMENTS

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we previously reported three operating segments; Compressor Products, Electrical Components, and Engine & Power Train. However, as a result of the sale of the majority of the Electrical Components business and the entire Engine & Power Train business during 2007, these segments are no longer reported. The remaining unsold businesses within Electrical Components are included in discontinued operations.

Until 2006, we also reported a Pump Products business segment; however, as a result of the decision, during the first quarter of 2006, to sell 100% of our ownership in Little Giant Pump Company, such operations are no longer reported in income (loss) from continuing operations before tax. Little Giant operations represented approximately 90% of that previously reported segment. Since our remaining pump business does not meet the definition of a reporting segment as defined by SFAS 131, we no longer report a Pump Products segment, and operating results of the remaining pump business are included in Other for segment reporting purposes.

Another business within Other, Manufacturing Data Systems Inc., was sold and reclassified to discontinued operations during the third quarter of 2007.

External customer sales by geographic area are based upon the destination of products sold. We have no single customer that accounts for 10% or more of consolidated net sales. Long-lived assets by geographic area are based upon the physical location of the assets.

BUSINESS SEGMENT INFORMATION (in millions)

                                                                                 2007        2006        2005
                                                                               --------    --------    --------
External customer sales:
   Compressor Products .....................................................   $1,116.8    $1,002.7    $  910.9
   Other ...................................................................       16.6        15.0        13.7
                                                                               --------    --------    --------
         Total external customer sales .....................................   $1,133.4    $1,017.7    $  924.6
                                                                               ========    ========    ========

Operating income (loss):
   Compressor Products .....................................................   $   45.2    $   (4.5)   $   18.8
   Other ...................................................................        3.1         2.7         3.4
   Corporate and consolidating items .......................................      (36.1)      (22.9)      (14.6)
   Impairments, restructuring charges, and other items (see Note
     15) ...................................................................       (7.2)       (2.4)       (4.3)
                                                                               --------    --------    --------
         Total operating income (loss) .....................................   $    5.0    $  (27.1)   $    3.3
                                                                               ========    ========    ========

Reconciliation to income (loss) from continuing operations before taxes:
   Operating income (loss) .................................................   $    5.0    $  (27.1)   $    3.3
   Interest expense and other, net .........................................      (16.1)       (8.5)        6.0
                                                                               --------    --------    --------
         Income (loss) from continuing operations before taxes .............   $  (11.1)   $  (35.6)   $    9.3
                                                                               ========    ========    ========

Assets:
   Compressor Products .....................................................   $  833.4    $  738.6    $  678.7
   Electrical Component Products ...........................................         --       412.4       389.9
   Engine & Power Train Products ...........................................         --       237.3       294.8
   Corporate and consolidating items .......................................      302.3       387.1       374.2
   Assets held for sale ....................................................       21.9          --          --
   Other ...................................................................        7.3         7.3        62.9
                                                                               --------    --------    --------
         Total assets ......................................................   $1,164.9    $1,782.7    $ 1800.5
                                                                               ========    ========    ========

Capital expenditures:
   Compressor Products .....................................................   $    2.7    $   37.9    $   68.4
   Electrical Component Products ...........................................         --         4.7         7.7
   Engine & Power Train Products ...........................................         --         7.7        18.9
   Corporate and consolidating items .......................................        0.1        11.7        17.8
   Other ...................................................................        0.2         0.1         0.5
                                                                               --------    --------    --------
         Total capital expenditures ........................................   $    3.0    $   62.1    $  113.3
                                                                               ========    ========    ========

Depreciation and amortization:
   Compressor Products .....................................................   $   36.2    $   33.4    $   48.5
   Electrical Component Products ...........................................         --        19.4        21.0
   Engine & Power Train Products ...........................................         --        18.3        18.8
   Corporate and consolidating items .......................................        6.6         0.4         2.2
   Other ...................................................................        0.3         8.6         1.8
                                                                               --------    --------    --------
         Total depreciation and amortization ...............................   $   43.1    $   80.1    $   92.3
                                                                               ========    ========    ========

GEOGRAPHIC INFORMATION (in millions)

                                           2007       2006       2005
                                         --------   --------   --------
Customer Sales by Destination
  North America
      United States ..................   $  228.5   $  225.6   $  231.0
      Other North America ............       41.1       29.7       29.2
                                         --------   --------   --------
  Total North America ................      269.6      255.3      260.2
                                         --------   --------   --------
      Brazil .........................      194.1      143.3      128.2
      Other South America ............      121.7       92.8       80.7
                                         --------   --------   --------
  Total South America ................      315.8      236.1      208.9
  Europe .............................      322.7      337.1      284.9
  Middle East and Asia ...............      225.3      189.2      170.6
                                         --------   --------   --------
                                         $1,133.4   $1,017.7   $  924.6
                                         ========   ========   ========

                                           2007       2006       2005
                                         --------   --------   --------
Net Fixed Assets
  United States ......................   $   67.0   $  165.1   $  211.1
  Brazil .............................      206.7      248.2      234.2
  Rest of world ......................       79.6      139.1      133.3
                                         --------   --------   --------
                                         $  353.3   $  552.4   $  578.6
                                         ========   ========   ========

NOTE 10. DEBT

(in millions)                                                                                2007      2006
                                                                                            ------    ------
Short-term borrowings consist of the following:
    Borrowings by foreign subsidiaries under revolving credit agreements, advances on export receivables and overdraft arrangements with banks used in the normal course of business; interest rate at December 31 of 9.0% in
       2007 and 8.2% in 2006 ............................................................   $ 55.7    $ 80.6
Current maturities of long-term debt ....................................................      3.8      82.6
                                                                                            ------    ------
    Total short-term borrowings .........................................................   $ 59.5    $163.2
                                                                                            ======    ======

Long-term debt consists of the following:
    Unsecured borrowings, primarily with banks, by foreign subsidiaries with interest rate at December 31 of 11.0% in 2007 and 9.2% in 2006 and
       maturing in 2008 through 2012 ....................................................   $  7.1    $ 85.6
    First Lien Credit Agreement, interest rate as of December 31 of 7.5% in 2007 and
      7.4% in 2006,  maturing November, 2009 ............................................       --     113.1
    Second Lien Credit Agreement, 13.5% interest rate as of December 31, 2006,
       maturing November, 2009 ..........................................................       --     100.0
                                                                                            ------    ------
                                                                                                       298.7

    Plus: Unamortized net premiums (*) ..................................................       --       1.2
    Less: Current maturities of long-term debt ..........................................     (3.8)    (82.6)
                                                                                            ------    ------
           Total long-term debt .........................................................   $  3.3    $217.3
                                                                                            ======    ======

(*) We refinanced these obligations on February 6, 2006. The Senior Guaranteed Notes, Revolving Credit Facility, and Industrial Development Revenue Bonds were replaced by a new financing package that included a $275 million First Lien Credit Agreement (amended to $250 million in the fourth quarter of 2006, $175 million in the third quarter of 2007 and $75 million in the fourth quarter of 2007) and a $100 million Second Lien Credit Agreement (replaced in the fourth quarter of 2006 by a different Second Lien Credit Agreement, and repaid in the fourth quarter of 2007). The agreements provided for security interests in certain of our assets and specific financial covenants related to EBITDA, capital expenditures and fixed charge coverage. Additionally under the terms of the agreements (prior to later amendments), no dividends could be paid prior to December 31, 2006 and minimum amounts of credit availability were required thereafter. The First Lien Credit Agreement as originally structured was available for five years and bore interest at LIBOR plus a margin tied to excess availability. The Second Lien Credit Agreement as originally structured had a seven year term and bore interest at LIBOR plus 7.5%. The weighed average interest rate at funding was 9%.

The repayment of the Senior Guaranteed Notes, Revolving Credit Facility and Industrial Revenue Bonds was accounted for as an extinguishment of debt, and $0.9 million of unamortized debt issuance costs net of unamortized gains from related swap agreements were written off to interest expense. Costs of $7.0 million associated with the origination of our new lending arrangements were capitalized and were amortized as interest expense over the terms of the agreements until the outstanding balances of those loans were paid off. At that time, the remainder of the capitalized loan costs was written off to interest expense (which is included in discontinued operations), as is further discussed below.

The First and Second Lien Credit Agreements provided for security interests in substantially all of our assets and originally specified quarterly financial covenants related to EBITDA (as defined under the agreement, which provided adjustments for certain items, and hereafter referred to as "Adjusted EBITDA"), capital expenditures, and fixed charge coverage. The Adjusted EBITDA covenant originally applied through September 30, 2007, and a fixed charge coverage covenant applied thereafter.

On August 27, 2007, we entered into an amendment to our First Lien Credit Agreement. Among other things, the amendment deleted the minimum adjusted EBITDA and fixed charge coverage covenants for the third and fourth quarters of 2007, and reduced the lenders' total commitment from $250 million to $175 million. The amendment also imposed a new covenant requiring us to maintain a minimum of $50 million in credit availability; after giving effect to the existing $10 million availability reserve, we are in effect required to maintain a minimum of $60 million of credit availability. Consistent with the terms of the original First Lien Credit Agreement, the amendment provides for security interests in substantially all of our assets, and places limits on additional foreign borrowings and fees paid for professional services. We paid the first lien lender fees totaling $425,000 in connection with the amendment. Our First Lien Credit Agreement expires in November 2009.

Effective with the closing of the sale of the Residential & Commercial and Asia Pacific operations of the Electrical Components business on August 31, 2007, we paid off the entire balance associated with our Second Lien Credit Agreement and the majority of the balance under our First Lien Credit Agreement. The remainder of the balance under the First Lien Credit Agreement was paid off effective with the closing of the Engine & Power Train business on November 9, 2007.

On November 8, 2007 we entered into an additional amendment to modify our First Lien Credit Agreement, in anticipation of the closing of the sale transaction of the Engine & Power Train business. The principle terms of the amendment reduced the covenant requiring us to maintain minimum levels of availability under the line of credit to $30 million, and reduced the lenders' total commitment from $175 million to $75 million.

At December 31, 2007, we had cash balances in North America of approximately $20.7 million, outstanding letters of credit of $6.8 million, and U.S. availability under our First Lien Credit Agreement of approximately $9.4 million. We also had the capacity for additional borrowings of $95.5 million in foreign jurisdictions under the First Lien Credit Agreement. The interest rate on our First Lien Credit Agreement, had balances been outstanding, would have been 7.5% at December 31, 2007.

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

In addition to our domestic credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our weighted average interest rate for all borrowings, including foreign borrowings, was 8.9% at December 31, 2007.

We are currently in compliance with the covenants of our domestic debt agreement. After giving effect to the sale transactions and the negative impacts of continued unfavorable currency movements, we do not expect to be in compliance with the fixed charge covenant of our First Lien credit agreement at March 31, 2008.

Scheduled maturities of debt for each of the five years subsequent to December 31, 2007 are as follows:

(in millions)
2008.................................................................................    $  59.5
2009.................................................................................        2.2
2010 ................................................................................        1.1
Thereafter...........................................................................         --
                                                                                         -------
                                                                                         $  62.8
                                                                                         =======

Cash interest paid was $37.1 million in 2007, $47.2 million in 2006, and $35.9 million in 2005.

NOTE 11.   ENVIRONMENTAL MATTERS

Although the locations described below that have been affected by environmental proceedings were associated with our Engine & Power Train business, which we sold during 2007, we have retained any potential liabilities that may arise in connection with these locations.

The Company has been named by the U.S. Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. The EPA has indicated its intent to address the site in two phases, with our

Sheboygan Falls plant site and the upper river constituting the first phase ("Phase I") and the middle and lower river and harbor being the second phase ("Phase II"). In 2003, we concluded a Consent Decree with the EPA concerning the performance of remedial design and remedial action for Phase I, deferring for an unspecified period any action regarding Phase II.

In 2003, with the cooperation of the EPA, the Company and Pollution Risk Services, LLC ("PRS") entered into a Liability Transfer and Assumption Agreement (the "Liability Transfer Agreement"). Under the terms of the Liability Transfer Agreement, PRS assumed all of our responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, we purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS. We continue to maintain an additional reserve of $0.5 million to reflect our potential environmental liability arising from operations at the Site, including potential residual liabilities not assumed by PRS pursuant to the Liability Transfer Agreement.

In 2005, PRS assumed full responsibility for complying with the terms of the Consent Decree, which allows the EPA to enforce the Consent Decree directly with PRS. While we believe the arrangements with PRS are sufficient to satisfy substantially all of our environmental responsibilities with respect to the Site, these arrangements do not constitute a legal discharge or release of our liabilities with respect to the Site. The actual cost of this obligation will be governed by numerous factors, including, without limitation, the requirements of the Wisconsin Department of Natural Resources (the "WDNR"), and may be greater or lower than the amount accrued.

With respect to other environmental matters, we have been voluntarily participating in a cooperative effort to investigate and cleanup PCB contamination in the watershed of the south branch of the Manitowoc River, at and downstream from our New Holstein, Wisconsin facility. In 2004, the Company and TRC Companies and TRC Environmental Corporation (collectively, "TRC") entered into a Consent Order with the WDNR relating to this effort known as the Hayton Area Remediation Project ("HARP"). The Consent Order provides a framework for the completion of the remediation and regulatory closure at HARP. Concurrently, the Company and two of its subsidiaries and TRC entered into an Exit Strategy Agreement (the "Agreement"), whereby we transferred to TRC substantially all of our obligations to complete the HARP remediation pursuant to the Consent Order and in accordance with applicable environmental laws and regulations. TRC's obligations under the Agreement include any ongoing monitoring or maintenance requirements and certain off-site mitigation or remediation, if required. TRC will also manage any third-party remediation claims that might arise or otherwise be filed against us.

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

In cooperation with the WDNR, we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. It was determined that contamination from petroleum and degreasing products used at the plant were contributing to an off-site groundwater plume. We began remediation of soils in 2001 on the east side of the facility. Additional remediation of soils began in the fall of 2002 in two other areas on the plant site. At both December 31, 2007 and 2006, we had accrued $2.2 million for the total estimated cost associated with the investigation and remediation of the on-site contamination. Investigation efforts related to the potential off-site groundwater contamination have to date been limited in their nature and scope. The extent, timing and cost of off-site remediation requirements, if any, are not presently determinable.

In addition to the above-mentioned sites, we are also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2007 and 2006, we had accrued a total of $3.0 million and $3.3 million, respectively, for environmental remediation, including $0.5 million in each period relating to the Sheboygan River and Harbor Superfund Site and $2.2 million in both 2007 and 2006 respectively relating to the Grafton site.

NOTE 12. COMMITMENTS AND CONTINGENCIES

We are also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions, incidental to our business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us, management considers that appropriate reserves have been established and does not believe that the disposition of these other matters will have a material adverse effect on our consolidated financial position or results of operations.

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

NOTE 13. FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and the estimated fair values of financial instruments at December 31, 2007 and 2006:

                                           2007                   2006
                                    ------------------     ------------------
                                    CARRYING     FAIR      CARRYING     FAIR
(in millions)                        AMOUNT     VALUE       AMOUNT      VALUE
-------------                       --------    ------     --------    ------
Cash and cash equivalents ......     $ 88.6     $ 88.6      $ 81.9     $ 81.9
Short-term borrowings ..........       59.5       59.5       163.2      163.2
Long-term debt .................        3.3        3.3       217.3      217.3
Foreign currency contracts .....        7.8        7.8         5.5        5.5
Commodity contracts ............         --       (0.5)         --       (1.1)

The carrying amount of cash equivalents approximates fair value due to their liquidity and short-term maturities. The carrying value of any variable interest rate debt approximates fair value. The fair values of foreign currency and commodity contracts reflect the differences between the contract prices and the forward prices available at the balance sheet date.

We do not utilize financial instruments for trading or other speculative purposes. We generally do not hedge the net investment in our subsidiaries. All derivative financial instruments held at December 31, 2007 will mature within twelve months. All such instruments held at December 31, 2006 matured in 2007.

Our derivative financial instruments consist of foreign currency forward exchange contracts. These contracts are recognized on the balance sheet at their fair value, which is the estimated amount at which they could be settled based on forward market exchange rates. Our foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of the contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income. Our European subsidiaries had contracts for the sale of $29.2 million and $13.5 million at December 31, 2007 and 2006, respectively. Our India subsidiary had contracts for the sale of $20.3 million and $2.1 million at 2007 and 2006, respectively. Finally, the Brazilian subsidiaries had contracts for the sale of $183.3 million and $114.8 million at December 31, 2007 and 2006, respectively.

We use commodity forward purchasing contracts to help control the cost of commodities (primarily copper and, to a lesser extent, aluminum) used in the production of compressor motors and components and engines. Company policy allows managers to contract commodity forwards for a limited percentage of raw material requirements up to fifteen months in advance. These contracts are not recorded in the balance sheet as they do not require an initial cash outlay and do not represent a liability until delivery of the commodity. Commodity forwards outstanding at December 31, 2007 and 2006 were $64.4 million and $62.1 million, respectively.

A portion of accounts receivable at our Brazilian, European, and Indian subsidiaries are sold with limited recourse and without recourse at a discount. Our Brazilian subsidiary also sells portions of its accounts receivable with recourse. Sold receivable balances at December 31, 2007 and 2006 were $79.2 million and $46.5 million, respectively, and the discount rate was 9.1% in 2007 and 7.45% in 2006. We estimate the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating income and allowance for doubtful accounts.

NOTE 14. WARRANTIES

Reserves are recorded on the Consolidated Balance Sheet to reflect our contractual liabilities relating to warranty commitments to customers. Warranty coverage is provided for a period of twenty months to two years from date of manufacture for compressors; ninety days to three years from date of purchase for electrical components, and one year from date of delivery for engines. An estimate for warranty expense is recorded at the time of sale, based on historical warranty return rates and repair costs.

Changes in the carrying amount and accrued product warranty costs for the years ended December 31, 2007 and 2006 are summarized as follows:

(in millions)
Balance at January 1, 2006 ............................     $  26.7
Current year accruals for warranties ..................        16.5
Adjustments to preexisting warranties .................        (0.8)
Settlements of warranty claims (in cash or in kind) ...       (16.5)
Effect of foreign currency translation ................         0.3
                                                            -------
Balance at December 31, 2006 ..........................     $  26.2
                                                            =======

Current year accruals for warranties ..................         7.5
Adjustments to preexisting warranties .................         0.4
Settlements of warranty claims (in cash or in kind) ...        (9.3)
Effect of foreign currency translation ................         0.4
Sale of businesses / reclass to held for sale* ........       (15.5)
                                                            -------
Balance at December 31, 2007 ..........................     $   9.7
                                                            =======

* Reflects the impact of the sale of the Engine & Power Train business, the sale of portions of the Electrical Components business, and the classification of the remaining Electrical Components business as held for sale.

At December 31, 2007, $8.7 million was included in current liabilities and $1.0 million was included in non-current liabilities.

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

A Shareholders' Rights Plan is in effect for each class of stock. These plans protect shareholders against unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders. The rights are not currently exercisable, but would become exercisable at an exercise price of $180 per share, subject to adjustment, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of Class B common stock. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the Class A and Class B common stock. The rights expire on August 25, 2009. As of December 31, 2007, 13,401,938 shares of authorized but unissued Class A common stock and 5,077,746 shares of authorized but unissued Class B common stock were reserved for future exercise under the plans.

We have no current expectation to resume payment of dividends.

In April of 2007, as part of the amendment to our Second Lien credit agreements, we granted a warrant to purchase a number of shares of Class A Common Stock equal to 7% of our fully diluted common stock. This warrant, valued at $7.3 million, expires five years from the date of the execution of the amendment to the Second Lien credit agreement.

In 2006, certain of the Company's major shareholders (Herrick foundation, of which former Chairman Emeritus Todd W. Herrick and Director Kent B. Herrick are members of the Board of Trustees, and two Herrick family trusts, of which Todd
W. Herrick is one of the trustees) entered into option agreements with a lender to induce the lender to make financing available to the Company. These option agreements, valued at $3.7 million, were recorded as loan origination fees, and the expense was included with the loss from discontinued operations upon repayment of the loan.

NOTE 16. IMPAIRMENTS, RESTRUCTURING CHARGES, AND OTHER ITEMS

    2007

2007 operating net loss included $7.2 million ($0.39 per share) of restructuring, impairment and other charges. $4.2 million of these restructuring charges related to the impairment of long-lived compressor assets in India ($2.2 million) and North America ($2.0 million). These assets were primarily impaired as a result of the global consolidation of our manufacturing operations. We also incurred expense of $1.6 million associated with reductions in force at several of our North American facilities. The remaining charges reflect the impact of net losses on the sale of buildings ($0.5 million) and related charges ($0.9 million) as a result of the consolidation of corporate and other non-compressor facilities.

    2006

2006 net loss included $2.4 million ($0.13 per share) of restructuring, impairment and other charges. We recorded these restructuring charges for impairment of long-lived compressor assets ($2.2 million) and related charges ($0.2 million) at two of its facilities in Mississippi.

    2005

2005 results were adversely impacted by a total of $4.3 million ($0.23 per share) of restructuring, impairment and other charges. The charges include $0.9 million recorded by the North American Compressor operations related to additional moving costs for previously announced actions and $3.4 million of asset impairment charges for manufacturing equipment idled through facility consolidations and the reduction of carrying value of closed plants to fair value.

NOTE 17. RECOVERABLE NON-INCOME TAXES

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

Historically, due to the concentration of exports, such taxes were typically credited against income taxes due. However, with reduced profitability, primarily in Brazil, we must seek refunds via procedures that can be lengthy. As a result, there has been a substantial increase in the balance of these recoverable taxes. We have instituted the necessary refund procedures, which include audits of the recoverable amounts that are currently underway. We currently expect to recover more than half of the outstanding refundable taxes within the second half of 2008, and the remainder in 2009.

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at December 31, 2007 and 2006:

                                                              DECEMBER 31,                 December 31,
(Dollars in millions)                                            2007                         2006
---------------------                                         ------------                 ------------
Brazil                                                           $114.5                        $88.2
India                                                               7.2                          9.0
                                                                 ------                        -----
Total recoverable non-income taxes                               $121.7                        $97.2
                                                                 ======                        =====

      At December 31, 2007, $19.5 million was included in current assets and $102.2 million was included in non-current assets.

NOTE 18. NEW ACCOUNTING STANDARDS

Accounting for Uncertainty in Income Taxes

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

As a result of adopting FIN 48, an increase in tax reserves and a decrease of retained earnings of $0.4 million was recorded. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $3.0 million. In addition, consistent with the provisions of FIN 48, we reclassified $1.8 million of income tax liabilities from current to non-current income taxes, because payment of cash is not anticipated within one year of the balance sheet date. At December 31, 2007, there is no reduction of deferred tax assets relating to uncertain tax positions.

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the Consolidated Balance Sheet at January 1, 2007 was $1.1 million; of this amount, $0.7 million was reclassified from current to non-current liabilities upon adoption of FIN 48. Accrued interest and penalties for the year ended December 31, 2007 were reduced by $0.4 million. The impact of FIN 48 for 2007 was a benefit of $0.9 million.

At December 31, 2007, we anticipate a decrease in the total amount of unrecognized tax benefits within the next twelve months in the range of zero to $0.4 million.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"), to provide enhanced guidance for using fair value to measure assets and liabilities. The Standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The Standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS 157 is effective beginning January 1, 2008; we do not currently expect this pronouncement to have an impact on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically exempted from SFAS 159) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not currently expect this pronouncement to have an impact on our consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which among other things, provides guidance and establishes amended accounting and reporting standards for a parent company's noncontrolling interest in a subsidiary. We are currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

Business Combinations

In December 2007, the FASB issued Statement No. 141R, "Business Combinations," ("SFAS No.141R") which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. We are currently evaluating the impact of adopting the statement, which is effective for fiscal years beginning on or after December 15, 2008.

NOTE 19. QUARTERLY FINANCIAL DATA - UNAUDITED

                                                                         QUARTER
                                                    ---------------------------------------------------
(in millions, except per share data)                  FIRST         SECOND        THIRD        FOURTH         TOTAL
                                                    ---------     ---------     ---------     ---------     ---------
2007
  Net sales .....................................   $   293.8     $   301.2     $   282.3     $   256.1     $ 1,133.4
  Gross profit ..................................        29.8          31.1          29.7          31.1         121.7
                                                    ---------     ---------     ---------     ---------     ---------
  Net income (loss) .............................       (16.8)        (88.2)        (77.2)          4.1        (178.1)
                                                    =========     =========     =========     =========     =========
  Basic and diluted earnings (loss) per share ...   $   (0.91)    $   (4.77)    $   (4.18)    $    0.22     $   (9.64)
                                                    =========     =========     =========     =========     =========

2006 (A)
  Net sales .....................................   $   255.6     $   277.1     $   234.3     $   250.7     $ 1,017.7
  Gross profit ..................................        29.0          14.0          11.8          19.7          74.5
                                                    ---------     ---------     ---------     ---------     ---------
  Net income (loss) .............................       (12.6)         33.9         (37.8)        (63.8)        (80.3)
                                                    =========     =========     =========     =========     =========
  Basic and diluted earnings (loss) per share ...   $   (0.68)    $    1.83     $   (2.04)    $   (3.46)    $   (4.35)
                                                    =========     =========     =========     =========     =========

(a) Restated to reflect the reclassification of the Electrical Components Group, the Engine & Power Train Group, and Manufacturing Data Systems, Inc. as discontinued operations.

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

As of the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the President and Chief Executive Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2007, our President and Chief Executive Officer along with our Vice President, Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in Item 8 of this report on Form 10-K.

    CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tecumseh Products Company

We have audited Tecumseh Products Company and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tecumseh Products Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Tecumseh Products Company and subsidiaries' internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tecumseh Products Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tecumseh Products Company and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended and our report dated March 14, 2008 expressed an unqualified opinion.

Grant Thornton LLP
Southfield, Michigan
March 14, 2008

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

EXECUTIVE OFFICERS OF THE COMPANY

The following are our executive officers:

                                                                                              PERIOD OF SERVICE
NAME AND AGE                                  OFFICE OR POSITION HELD                           AS AN OFFICER
------------                                  -----------------------                         -----------------
Edwin L. Buker, 54                   President and Chief Executive Officer (1)             Since August 13, 2007

James S. Nicholson, 46               Vice President, Treasurer, and Chief Financial        Since 2003
                                     Officer (2)

James Wainright, 53                  Vice President of Global Operations (3)               Since October 8, 2007

(1) Last five years of business experience - Present position since August 13, 2007. President and Chief Executive Officer of Citation Corporation, a leading supplier of metal components based in Birmingham, Alabama, 2002 - 2007.

(2) Last five years of business experience - Present position since 2004. Corporate Controller, Tecumseh Products Company 2002 - 2004.

(3) Last five years of business experience - Present position since October 8, 2007. Senior Vice President of Operations, A.O. Smith Corporation - Electrical Products Division, 2001 - 2007.

The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the caption "Proposal 1: Election of Directors" in our definitive Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption "Appendix A - Share Ownership - Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

We have adopted a Code of Ethics for Financial Managers, which applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, Director of Corporate Compliance, and Director of Financial Reporting, and the controller or principal accounting manager of each business unit, as well as a Code of Conduct for All Directors, Officers, and Employees and an Ethics Reporting Policy. Current copies of both codes and the reporting policy are posted at the Investor Relations section of our website at www.tecumseh.com.

The information required to be reported pursuant to paragraphs (d)(4) and (d)(5) of Item 407 of Regulation S-K will be set forth under the caption "Audit Committee" in our definitive Proxy Statement relating to our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the captions "Appendix B - Executive Compensation," and the information under the sub-captions "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" under the caption "Compensation Committee" in our definitive Proxy Statement relating to our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption "Appendix A - Share Ownership" in our definitive Proxy Statement relating to our 2008 Annual Meeting of Shareholders is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

The information under the sub-captions "Director Independence" and "Related Party Transactions" under the caption "Corporate Governance" and the information under the sub-caption "Compensation Committee Interlocks and Insider Participation" under the caption "Compensation Committee" in our definitive Proxy Statement relating to our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption "Appendix C -- Audit and Non-Audit Fees" in our definitive Proxy Statement relating to our 2008 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         (1) and (2) Financial Statements

            See "Financial Statements"

      (3) See Index to Exhibits (See Item 15 (b), below)

(b)         Exhibits

EXHIBIT
  NO.                             DESCRIPTION
2.1      Purchase Agreement dated as of July 3, 2007 among Regal Beloit
         Corporation, Tecumseh Products Company, Fasco Industries, Inc., and
         Motores Fasco de Mexico, S. de R.L. de C.V. (incorporated by reference to Exhibit 2 to registrant's Current Report on Form 8-K filed September
         7, 2007, File No. 0-452) [NOTE: Schedules, annexes, and exhibits are omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule, annex, or exhibit to the Securities and Exchange
         Commission upon request.]

2.2 Purchase Agreement dated as of October 22, 2007 by and between Snowstorm Acquisition Corporation and Tecumseh Products Company
         (incorporated by reference to Exhibit 10.1 to registrant's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 2007, File No.
         0-452) [NOTE: Schedules, annexes, and exhibits are omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule, annex, or exhibit to the Securities and Exchange Commission upon request.]

2.3*     Contribution and Purchase Agreement dated as of November 1, 2007 among
         Tecumseh Products Company, Von Weise USA, Inc., Specialty Motors
         Operations, Inc., and Specialty Motors Holding Corp. [NOTE: Schedules, annexes, and exhibits are omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule, annex, or exhibit to the Securities and Exchange Commission upon request.]

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

3.4 Amended and Restated Bylaws of Tecumseh Products Company as amended through December 17, 2007 (incorporated by reference to Exhibit 3.1 to registrant's Current Report on Form 8-K, filed December 21, 2007, File
         No. 0-452)

4.1      First Lien Credit Agreement dated February 6, 2006 by and among
         Tecumseh Products Company and certain Lenders and Issuers listed therein and Citicorp USA, Inc. as Administrative Agent and Collateral
         Agent (incorporated by reference to Exhibit 4.1 to registrant's Current
         Report on Form 8-K filed February 9, 2006, File No. 0-452)

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

4.7      Amendment No. 6 to First Lien Credit Agreement dated as of August 27,
         2007 by and among Tecumseh Products Company, certain Lenders and Issuers listed therein, and Citicorp USA, Inc. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2007, File No. 0-452).

4.8      Amendment No. 7 to First Lien Credit Agreement dated as of November 8,
         2007 by and among Tecumseh Products Company, certain Lenders and Issuers listed therein, and Citicorp USA, Inc. as Administrative Agent and Collateral Agent(incorporated by reference to Exhibit 4.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2007, File No. 0-452).


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

10.13 Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-452)

10.14 Key employee bonus plan(management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant's
         Current Report on Form 8-K filed April 16, 2007, File No. 0-452)

10.15* Annual Incentive Plan adopted December 17, 2007 (management contract or compensatory plan or arrangement)

10.16    Long-Term Term Incentive Cash Award Plan adopted March 4, 2008
         (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.17    Form of Award Agreement (Phantom Shares) under Long-Term Incentive Cash
         Award Plan (management contract or compensatory plan or arrangement)
         (incorporated by reference to Exhibit 10.2 to registrant's Current
         Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.18    Form of Award Agreement (SARs) under Long-Term Incentive Cash Award
         Plan (management contract or compensatory plan or arrangement)
         (incorporated by reference to Exhibit 10.3 to registrant's Current
         Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.19    Amended and Restated Supplemental Executive Retirement Plan effective
         June 27, 2001 (management contract or compensatory plan or arrangement)
         (incorporated by reference to Exhibit 10.16 to registrant's Annual
         Report on Form 10-K for the year ended December 31, 2001, File No.
         0-452)

10.20    Amendment No. 1 to the Supplemental Executive Retirement Plan adopted
         September 26, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.17 to registrant's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-452)

10.21    Outside Directors' Voluntary Deferred Compensation Plan adopted
         November 25, 1998 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(k) to registrant's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-452)

10.22    Amendment No. 1 to Outside Directors' Voluntary Deferred Compensation
         Plan adopted August 28, 2002 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.21 to registrant's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

10.23 Executive Deferred Compensation Plan adopted on March 29, 2006, effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March
         31, 2006, File No. 0-452)

10.24    Director Retention Phantom Share Plan as amended and restated on March
         29, 2006 effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
         10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-452)

10.25* Outside Directors' Deferred Stock Unit Plan adopted December 17, 2007 effective as of January 1, 2008 (management contract or compensatory plan or arrangement)

10.26    Employment Agreement dated as of August 1, 2007 with Edwin L. Buker
         (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed August 6, 2007, File No. 0-452)

10.27 First Amendment dated as of March 4, 2008 to Employment Agreement dated as of August 1, 2007 with Edwin L. Buker (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit
         10.4 to registrant's Current Report on Form 8-K filed March 10, 2008,
         File No. 0-452)

10.28    Severance Agreement with James S. Nicholson dated March 29, 2007
         (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed January 25, 2007, File No. 0-452) [Note: superseded by Change in
         Control and Severance Agreement.]

10.29* Letter dated September 17, 2007 and accompanying term sheet setting forth terms of employment of James Wainright (management contract or compensatory plan or arrangement)

10.30 Form of Change in Control and Severance Agreement (management contract or compensatory plan or arrangement) (incorporated by reference to
         Exhibit 10.5 to registrant's Current Report on Form 8-K filed March 10,
         2008, File No. 0-452)

10.31    List of executive officers with Change in Control and Severance
         Agreements (incorporated by reference to Exhibit 10.6 to registrant's
         Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.32    Liability Transfer and Assumption Agreement for Sheboygan River and
         Harbor Superfund Site dated March 25, 2003, by and between Tecumseh
         Products Company and Pollution Risk Services, LLC (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed April 9, 2003, File No. 0-452)

10.33    Consent Order entered into on December 9, 2004 with Wisconsin
         Department of Natural Resources and TRC Companies, Inc. (incorporated by reference to Exhibit 10.26 to registrant's Annual Report on Form
         10-K for the year ended December 31, 2004, File No. 0-452)

10.34    Exit Strategy Agreement dated December 29, 2004 with TRC Companies,
         Inc. (incorporated by reference to Exhibit 10.27 to registrant's Annual
         Report on Form 10-K for the year ended December 31, 2004, File No.
         0-452)

10.35    Stock Purchase Agreement dated as of March 17, 2006 between Tecumseh
         Products Company and Franklin Electric Co, Inc. relating to Little
         Giant Pump Company (schedules and exhibits omitted) (incorporated by reference to Exhibit 10-1 to registrant's Current Report on Form 8-K filed March 21, 2006, File No. 0-452)

10.36    Out-of-Court Restructuring Agreement dated November 21, 2006 among
         Tecumseh Products Company, Tecumseh Power Company, TMT Motoco do
         Brasil, Ltda., and the banks named therein (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 0-452)

10.37    Agreement with AP Services, LLC and AlixPartners, LLP dated December 7,
         2006 (incorporated by reference to Exhibit 10.1 to registrant's Current
         Report on Form 8-K filed December 14, 2006, File No. 0-452)

10.38    First addendum dated January 19, 2007 to agreement with AP Services,
         LLC dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed January 25, 2007, File
         No. 0-452)

10.39    Settlement and Release Agreement dated as of April 2, 2007 among
         Tecumseh Products Company; Herrick Foundation; Todd W. Herrick and Toni
         Herrick, each in their capacity as trustee for specified Herrick family trusts; Todd W. Herrick, Kent B. Herrick, and Michael Indenbaum, each in their capacity as members of the Board of Trustees of Herrick
         Foundation; Todd W. Herrick, Kent B. Herrick, Michael Indenbaum, and
         Toni Herrick, each in their individual capacities; and Albert A. Koch, Peter Banks, and David M. Risley, each in their capacity as directors of Tecumseh Products Company (incorporated by reference to Exhibit 10.3 to registrant's Current Report on Form 8-K filed April 10, 2007, File
         No. 0-452)

10.40 Warrant to Purchase Class A Common Stock of Tecumseh Products Company issued to Tricap Partners II L.P. on April 9, 2007 (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

10.41    Registration Rights Agreement dated as of April 9, 2007 between
         Tecumseh Products Company and Tricap Partners II L.P. (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

11       Not applicable

12       Not applicable

13       Not applicable

14       Not applicable

16       Not applicable

18       Not applicable

21*      Subsidiaries of the Company

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

                                  TECUMSEH PRODUCTS COMPANY

Date: March 14, 2008                    By /s/ Edwin L. Buker
                                           -------------------------------
                                           Edwin L. Buker
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                                       OFFICE                            DATE OF SIGNING
      ---------                                       ------                            ---------------
  /s/ EDWIN L. BUKER             President and Chief Executive Officer                   March 14, 2008
    Edwin L. Buker               (Principal Executive Officer)

/s/ JAMES S. NICHOLSON           Vice President, Treasurer and                           March 14, 2008
  James S. Nicholson             Chief Financial Officer
                                 (Principal Accounting and Principal Financial
                                 Officer)

          *                      Director                                                March 14, 2008
    Peter M. Banks

          *                      Director                                                March 14, 2008
   William E. Aziz

          *                      Director                                                March 14, 2008
   Kent B. Herrick

          *                      Director                                                March 14, 2008
   Jeffry N. Quinn

          *                      Director                                                March 14, 2008
   David M. Risley

          *                      Director                                                March 14, 2008
  Steven J. Lebowski

*By: /s/ JAMES S. NICHOLSON
       James S. Nicholson
        Attorney-in-Fact