Form 10-Q
period 2008-03-31
TECUMSEH PRODUCTS CO
filed 2008-05-08
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
      OF THE SECURITIES  EXCHANGE ACT of 1934
      For the quarterly period ended March 31, 2008

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT of 1934
       For the transition period from ______to ______

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

     Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [_]        Accelerated filer [X]

     Non-accelerated filer   [_]        Smaller reporting company [_]

     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class of Stock               Outstanding at March 31, 2008
---------------------------------------------------------------------
Class B Common Stock, $1.00 par value              5,077,746
Class A Common Stock, $1.00 par value             13,401,938

                                TABLE OF CONTENTS

                                                                           Page
                                                                         --------
Part I.  Financial Information (unaudited)
   Item 1. Financial Statements (unaudited)
      Consolidated Condensed Balance Sheets (unaudited)................       3
      Consolidated Condensed Statements of Operations (unaudited)......       4
      Consolidated Condensed Statements of Cash Flows (unaudited)......       5
      Notes to Consolidated Condensed Financial Statements.............       6
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      19
   Item 3. Quantitative and Qualitative Disclosures About Market Risk..      31
   Item 4. Controls and Procedures.....................................      32
Part II. Other Information.............................................
   Item 4. Submission of Matters to a Vote of Security Holders               33
   Item 6. Exhibits                                                          33
Signatures ............................................................      34
Certification of CEO Pursuant to Section 302...........................  Exh 31.1
Certification of CFO Pursuant to Section 302...........................  Exh 31.2
Certification of CEO Pursuant to Section 906...........................  Exh 32.1
Certification of CFO Pursuant to Section 906...........................  Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                           MARCH 31,  December 31,
(Dollars in millions, except share data)                     2008         2007
                                                           ---------  ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                $  197.0    $   76.8
   Restricted cash                                              14.4         6.8
   Short-term investments                                        5.0         5.0
   Accounts receivable, trade, less allowance for
      doubtful accounts of $5.8 in 2008 and $5.7 in 2007       118.5        93.2
   Inventories                                                 148.0       143.4
   Deferred and recoverable income taxes                        25.3        10.7
   Recoverable non-income taxes                                 84.3        19.5
   Assets held for sale                                         21.8        21.9
   Other current assets                                         19.5        20.4
                                                            --------    --------
         Total current assets                                  633.8       397.7
Property, plant, and equipment, net                            345.5       353.3
Goodwill                                                        21.1        20.2
Prepaid pension expense                                        128.4       233.4
Deferred and recoverable income taxes                             --        13.9
Recoverable non-income taxes                                    42.9       102.2
Other assets                                                    45.8        44.2
                                                            --------    --------
         Total assets                                       $1,217.5    $1,164.9
                                                            ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                  $  172.1    $  123.0
   Short-term borrowings                                        65.1        59.5
   Liabilities held for sale                                     2.0         2.6
   Accrued liabilities:
      Employee compensation                                     32.3        31.1
      Product warranty and self-insured risks                   15.7        17.2
      Other                                                     34.0        35.9
                                                            --------    --------
         Total current liabilities                             321.2       269.3
Long-term debt                                                   3.1         3.3
Deferred income taxes                                           10.5        10.2
Other postretirement benefit liabilities                        43.9        74.3
Product warranty and self-insured risks                         10.7        10.0
Pension liabilities                                             15.8        14.8
Other non-current liabilities                                   37.2        37.1
                                                            --------    --------
         Total liabilities                                     442.4       419.0
                                                            --------    --------
Stockholders' Equity
   Class A common stock, $1 par value; authorized
      75,000,000 shares; issued and outstanding
      13,401,938 shares in 2008 and 2007                        13.4        13.4

   Class B common stock, $1 par value; authorized
      25,000,000 shares; issued and outstanding
      5,077,746 shares in 2008 and 2007                          5.1         5.1

   Paid in capital                                              11.0        11.0
   Retained earnings                                           569.6       547.9
   Accumulated other comprehensive income                      176.0       168.5
                                                            --------    --------
         Total stockholders' equity                            775.1       745.9
                                                            --------    --------
         Total liabilities and stockholders' equity         $1,217.5    $1,164.9
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED
(Dollars in millions, except per share data)                      MARCH 31,
                                                              2008        2007
                                                            -------     -------
Net sales                                                   $ 280.1     $ 293.8
   Cost of sales and operating expenses                       238.5       264.0
   Selling and administrative expenses                         26.6        28.3
   Impairments, restructuring charges, and other items          0.5         0.0
                                                            -------     -------
Operating income                                               14.5         1.5
   Interest expense                                             7.3         5.8
   Interest income and other, net                               1.8         1.7
                                                            -------     -------
Income (loss) from continuing operations before taxes           9.0        (2.6)
   Tax expense (benefit)                                        1.2        (0.6)
                                                            -------     -------
   Income (loss) from continuing operations                     7.8        (2.0)
   Income (loss) from discontinued operations, net of tax       9.2       (14.8)
                                                            -------     -------
Net income (loss)                                           $  17.0      ($16.8)
                                                            =======     =======
Basic earnings (loss) per share:
   Income (loss) from continuing operations                 $  0.42      ($0.11)
   Income (loss) from discontinued operations, net of tax      0.50       (0.80)
                                                            -------     -------
Net income (loss) per share, basic                          $  0.92      ($0.91)
                                                            =======     =======
Diluted earnings (loss) per share:*
   Income (loss) from continuing operations                 $  0.39      ($0.11)
   Income (loss) from discontinued operations, net of tax      0.46       (0.80)
                                                            -------     -------
Net income (loss) per share, diluted                        $  0.85      ($0.91)
                                                            =======     =======
Weighted average shares, basic (in thousands)                18,480      18,480
Weighted average shares, diluted (in thousands)              19,871      18,480
                                                            =======     =======
Cash dividends declared per share                           $  0.00     $  0.00
                                                            =======     =======

* On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). Diluted earnings per share for the three months ended March 31, 2008 are therefore calculated based on a total of 19,870,628 shares.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Dollars in millions)                                            THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                 ------------------
                                                                  2008     2007
                                                                 ------------------
Cash Flows from Operating Activities:
   Net income (loss)                                             $ 17.0    ($16.8)
      Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                             11.2      18.4
         Gain on disposal of property and equipment                (4.5)       --
      Changes in assets and liabilities:
         Accounts receivable                                      (23.5)    (42.4)
         Inventories                                               (1.7)      9.9
         Payables and accrued expenses                             41.0       2.4
         Employee retirement benefits                              79.4      (7.3)
         Deferred and recoverable taxes                            (1.0)      1.3
         Other                                                      2.6     (16.3)
                                                                 ------   -------
            Cash provided by (used in) operating activities       120.5     (50.8)
                                                                 ------   -------
Cash Flows from Investing Activities:
   Cash effect of deconsolidation of TMT Motoco                      --      (0.3)
   Proceeds from sale of assets                                     6.8        --
   Capital expenditures                                            (0.8)     (1.9)
   Change in restricted cash                                       (7.6)       --
                                                                 ------   -------
            Cash used in investing activities                      (1.6)     (2.2)
                                                                 ------   -------
Cash Flows from Financing Activities:
   Proceeds / repayments from First Lien Credit Agreement, net       --       8.3
   Debt amendment costs                                            (1.6)       --
   Other borrowings / repayments, net                               4.8       8.8
                                                                 ------   -------
            Cash provided by financing activities                   3.2      17.1
                                                                 ------   -------
Effect of exchange rate changes on cash                            (1.9)      2.7
                                                                 ------   -------
   Increase (decrease) in cash and cash equivalents               120.2     (33.2)
Cash and Cash Equivalents:
      Beginning of period                                          76.8      81.9
                                                                 ------   -------
      End of period                                              $197.0   $  48.7
                                                                 ======   =======
Supplemental Schedule of Noncash Investing and Financing
   Activities:
   Paid-in-kind interest                                             --   $   0.4

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated condensed financial statements of Tecumseh Products Company and Subsidiaries (the "Company") are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The December 31, 2007 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States ("U.S. GAAP"). The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report for the fiscal year ended December 31, 2007. Due to the seasonal nature of certain product lines, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

2. Restricted Cash

Restricted cash as of December 31, 2007 represented cash deposits related to letters of credit. These restrictions were lifted upon the termination of our previous First Lien credit agreement.

As is further discussed in Note 9, a portion of the overfunding for the terminated salaried retirement plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six to eight years. As part of this pre-funding, a reserve was established to allow the Company to fund future company matching contributions to its defined contribution plan. This fund is 100% invested in money market accounts. The balance in this reserve is estimated to be more than sufficient to provide all Company matching funds for the next seven years. At March 31, 2008, the balance of cash restricted for this purpose was $14.4 million.

3. Discontinued Operations and Sale of Businesses

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

The assets of the remaining businesses within the Electrical Components business have been classified as held for sale as of March 31, 2008. The results for Electrical Components for the periods ended March 31, 2008 and 2007 are included in the income (loss) from discontinued operations.

Engine & Power Train

On October 22, 2007, we signed a Definitive Stock Purchase Agreement to sell our Engine & Power Train business operations for $51 million in cash, subject to customary adjustments at

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

closing. The transaction was completed on November 9, 2007. The results for the Engine & Power Train business for the periods ended March 31, 2008 and 2007 are included in the income (loss) from discontinued operations.

Interest expense of $3.9 million was allocated to discontinued operations for the period ended March 31, 2007 related to the divested operations.

Following is a summary of pretax income (loss) from discontinued operations related to the Electrical Components business for the three months ended March 31, 2008 and 2007:

                                                                 Three Months Ended     Three Months
                                                                        Ended               Ended
(Dollars in millions)                                              March 31, 2008     March 31, 2007
                                                                 ------------------   --------------
Net sales                                                              $ 6.5              $103.3
Cost of sales                                                            5.9                93.8
Selling and administrative expenses                                      0.2                 8.4
Impairments, restructuring charges, and other items                      1.0                  --
                                                                       -----              ------
Operating (loss) income                                                 (0.6)                1.1
Interest expense                                                          --                (0.2)
                                                                       -----              ------
(Loss) income from discontinued operations before income taxes         ($0.6)             $  0.9
                                                                       =====              ======

Following is a summary of pretax income (loss) from discontinued operations related to the Engine & Power Train business for the three months ended March 31, 2007:

                                                                 Three Months Ended     Three Months
                                                                        Ended               Ended
(Dollars in millions)                                              March 31, 2008     March 31, 2007
                                                                 ------------------   --------------
Net sales                                                              $  --             $ 63.0
Cost of sales                                                             --               64.2
Selling and administrative expenses                                       --                6.8
Impairments, restructuring charges, and other items                     (9.8)                --
                                                                       -----             ------
Operating income (loss)                                                  9.8               (8.0)
Interest expense                                                          --               (3.4)
                                                                       -----             ------
Income (loss) from discontinued operations before income taxes         $ 9.8             ($11.4)
                                                                       =====             ======

The amounts recorded in impairments, restructuring charges, and other items in the first quarter of 2008 for the Engine & Power Train business represented a curtailment gain on the salaried retirement plan of $2.9 million and a curtailment gain on the salaried other postretirement benefit plan of $6.9 million.

During the third quarter of 2007, we also sold Manufacturing Data Systems Inc., a small subsidiary not associated with any of our major business segments. Sales of $0.4 million and loss of $0.7 million were recorded for the three months ended March 31, 2007.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

The following summary balance sheet information is derived from the businesses that are classified as held for sale as of March 31, 2008, which management believes is representative of the net assets of the business held for disposal. This balance sheet information includes remaining operations within the Electrical Components Group and other long-lived assets that were held for sale at March 31, 2008.


(Dollars in millions)                             MARCH 31,
                                                     2008
                                                  ---------
ASSETS:
   Accounts receivable, net                         $ 2.7
   Inventories                                        8.2
   Property, plant, and equipment, net               10.9
                                                    -----
      Total assets held for sale                    $21.8
LIABILITIES:
   Accounts payable, trade                          $ 1.4
   Accrued liabilities                                0.6
                                                    -----
      Total liabilities held for sale                 2.0
Net assets held for sale                            $19.8
                                                    =====

4. Comprehensive Income

                                               THREE MONTHS
(Dollars in millions)                              ENDED
                                                 MARCH 31,
                                                2008    2007
                                               -----   ------
Net income (loss)                              $17.0   ($16.8)
Other comprehensive income (loss):
   Foreign currency translation adjustments:     8.7      6.5
   (Loss) gain on derivatives, net of tax       (1.4)     2.1
                                               -----   ------
   Total comprehensive income (loss)           $24.3   ($ 8.2)
                                               =====   ======

5. Inventories

                                               MARCH 31,   December 31,
(Dollars in millions)                             2008         2007
                                               ---------   ------------
Raw material                                     $ 78.0       $ 79.6
Work in progress                                   10.3          9.0
Finished goods                                     59.7         54.8
                                                 ------       ------
Total inventories                                $148.0       $143.4
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

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at March 31, 2008 and December 31, 2007:

                                     MARCH 31,   December 31,
(Dollars in millions)                   2008         2007
                                     ---------   ------------
Brazil                                 $117.6       $114.5
India                                     9.6          7.2
                                       ------       ------
Total recoverable non-income taxes     $127.2       $121.7
                                       ======       ======

At March 31, 2008, $84.3 million was included in current assets and $42.9 million was included in non-current assets.

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

Net sales and operating income (loss) by segment for the periods indicated are as follows:

BUSINESS SEGMENT DATA                                      THREE MONTHS ENDED
(Dollars in millions)                                            MARCH 31,
                                                              2008     2007
                                                             ------   ------
Net sales:
   Compressor Products                                       $275.2   $289.3
   Other (a)                                                    4.9      4.5
                                                             ------   ------
          Total Net Sales                                    $280.1   $293.8
                                                             ======   ======
Operating income (loss):
   Compressor Products                                        $18.2   $ 10.5
   Other (a)                                                    1.1      1.0
   Corporate expenses                                          (4.3)   (10.0)
   Impairments, restructuring charges, and other
      items                                                    (0.5)      --
                                                             ------   ------
         Total operating income                                14.5      1.5
         from continuing operations
   Interest expense                                            (7.3)    (5.8)
   Interest income and other, net                               1.8      1.7
                                                             ------   ------
   Income (loss) from continuing operations before taxes     $  9.0   ($ 2.6)
                                                             ======   ======

(a)  "Other" consists of non-reportable business segments.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

8. Goodwill and Other Intangible Assets

At March 31, 2008, the following entities reported goodwill:

(Dollars in millions)             EUROPE   INDIA   TOTAL
                                  ------   -----   -----
Balance at 1/1/2008                $12.4    $7.8   $20.2
   Foreign currency translation      1.0    (0.1)    0.9
                                   -----    ----   -----
Balance at 3/31/2008               $13.4    $7.7   $21.1
                                   =====    ====   =====

The only changes in goodwill during 2008 have been due to the effects of foreign currency fluctuations.

At December 31, 2007, goodwill consisted of the following:

                                                                 ELECTRICAL
(Dollars in millions)                           EUROPE   INDIA   COMPONENTS   TOTAL
                                                ------   -----   ----------   ------
Balance at 1/1/2007                              $11.2    $7.0     $108.8     $127.0
   Impairment                                       --      --      (39.3)     (39.3)
   Sale of  Residential & Commercial and Asia
   Pacific operations                               --      --      (72.1)     (72.1)
   Foreign currency translation                    1.2     0.8        2.6        4.6
                                                 -----    ----     ------     ------
Balance at 12/31/2007                            $12.4    $7.8         --     $ 20.2
                                                 =====    ====     ======     ======

In light of the classification of the Electrical Components business as a discontinued operation as of the end of the second quarter of 2007, we performed an interim analysis of the fair value of the business unit at June 30. We utilized the final purchase price agreed upon with Regal Beloit as an indication of fair market valuation of the Residential & Commercial and Asia Pacific operations of the Electrical Components business. With respect to the remaining divisions of the Electrical Components business, we considered initial indications of interest from potential acquirers of those businesses to evaluate the overall marketplace value of the business unit. Based on the outcome of this analysis, we determined that $39.3 million of the goodwill balance associated with the Electrical Components business had become impaired. The remainder of the goodwill balance associated with the Electrical Components business was associated with the Residential & Commercial operations and was included with the sale to Regal Beloit, which was completed on August 31, 2007. The only other changes in goodwill during 2007 were due to foreign currency fluctuations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

9. Pension and Other Postretirement Benefit (OPEB) Plans

Components of net periodic benefit (income) cost are as follows:

   (Dollars in millions)                               PENSION BENEFITS      OTHER BENEFITS
                                                      ------------------   ------------------
                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                                          MARCH 31,           MARCH 31,
                                                        2008      2007       2008     2007
                                                       ------   --------    ------    ----
Service Cost                                           $  0.6   $  2.2      $  0.3   $ 1.0
Interest Cost                                             4.8      5.6         1.2     2.1
Expected return on plan assets                           (7.9)   (11.3)       (0.1)   (0.1)
Amortization of prior service costs                        --     (0.1)       (2.6)   (2.6)
Amortization of net gain                                   --       --        (0.5)    --
                                                       ------   ------      ------   -----
Net periodic benefit (income) cost                     ($ 2.5)  ($ 3.6)     ($ 1.7)  $ 0.4
Curtailment gains, settlement gains
and special termination benefits                         (2.0)      --       (26.0)     --
                                                       ------   ------      ------   -----
Total Pension (Income) Expense                         ($ 4.5)  ($ 3.6)     ($27.7)  $ 0.4
                                                       ======   ======      ======   =====

A summary of the curtailment losses (gains), settlement gains and special termination charges under the various plans is as follows:

   (Dollars in millions)                               PENSION BENEFITS      OTHER BENEFITS
                                                      ------------------   ------------------
                                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                                           MARCH 31,            MARCH 31,
                                                         2008    2007          2008    2007
                                                        ------   ----        -------   ----
Recorded in continuing operations:
   Hourly pension plan curtailment loss                 $  3.9    $--        $    --    $--
   Hourly plan special termination benefit charge          2.4     --             --     --
   Salaried plan settlement gain on annuities             (6.3)    --             --     --
   Salaried plan special termination benefit charge        1.0     --             --     --
   Hourly plan OPEB curtailment gain                        --     --          (19.1)    --
                                                        ------    ---        -------    ---
Total - continuing operations                              1.0     --          (19.1)    --
                                                        ------    ---        -------    ---
Recorded in discontinued operations:
   Salaried plan curtailment gain                         (2.9)    --             --     --
   Consolidated plan curtailment gain                     (0.1)    --             --     --
   Salaried OPEB plan curtailment gain                      --     --           (6.9)    --
                                                        ------    ---        -------    ---
Total - discontinued operations                           (3.9)    --           (6.9)    --
                                                        ------    ---        -------    ---
Total - curtailment gains, settlement gains and
special termination benefits                            ($ 2.0)    --        ($ 26.0)    --
                                                        ======    ===        =======    ===

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

All of the curtailment losses (gains), settlement gains and special termination charges that are recorded as part of continuing operations are included in impairments, restructuring, and other items.

Under SFAS No. 158, "Employers; Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158), plan sponsors who use a measurement date other than the end of the fiscal year must change to a fiscal year end. We made this change as of December 31, 2007. As a result of this measurement date change, we recognized a special recognition gain of $3.1 million for pension plans and $1.6 million for OPEB plans, which is recorded to retained earnings.

In the first quarter of 2007, we announced revisions to our salaried retirement plan. At December 31, 2007, this plan reported approximately $121 million in overfunding, out of a total of $231 million for all of our pension plans that have plan assets in excess of obligations. On May 1, 2007, we implemented a new retirement program for all Tecumseh salaried employees. This conversion, which was completed in March of 2008, yielded cash proceeds to the Company of approximately $100 million and will net $80 million after consideration for excise tax of $20 million, which has been accrued and is payable in the second quarter of 2008. The replacement retirement program includes both defined benefit and defined contribution plans.

The impact to net income of the reversion of the salaried retirement plan amounted to net expense of $13.7 million in the first quarter of 2008. This net expense resulted from the recognition of $20 million of federal excise tax that is levied on the gross amount of cash returned to the Company, net of the recognition of previously deferred settlement gains of $6.3 million dollars as discussed above. The $100 million in gross proceeds from the reversion generates a tax gain that will be fully offset against our existing net operating loss ("NOL") carryforwards. Taking into account the cost of all retiree benefits, both pension and OPEB, total expected income to be recognized in 2008, other than curtailment gains and losses and excluding potential changes in actuarial assumptions, is expected to be approximately $15 million - the same amount as in 2007.

A portion of the overfunding for the old plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six to eight years.

We also expect to recognize curtailment gains associated with two of our OPEB plans over the remainder of this year. We expect to recognize a curtailment gain of $4.8 million in the second quarter related to one of those plans. The benefits associated with another of our OPEB plans will expire in the third quarter of 2008 and we expect to recognize a curtailment gain of $30.2 million at that time.

We expect to make contributions of $0.3 million to our pension plans in 2008.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

10. Guarantees and Warranties

A portion of accounts receivable at our Brazilian, European, and Indian compressor subsidiaries are sold with limited recourse and without recourse at a discount. Our Brazilian subsidiary also sells portions of its accounts receivable with recourse. The amount of these receivables sold at March 31, 2008 and December 31, 2007 were $71.8 million and $79.2 million, respectively. We estimate the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating profit (loss) and allowance for doubtful accounts.

Changes in the carrying amount and accrued product warranty costs for the three months ended March 31, 2008 and 2007 are summarized as follows:

                                            Three Months Ended   Three Months Ended
(Dollars in millions)                         March 31, 2008       March 31, 2007
                                            ------------------   ------------------
Balance at January 1                               $ 9.7               $26.2
   Settlements made (in cash or in kind)            (1.4)               (4.1)
   Current year accrual                              1.4                 2.3
   Adjustments to preexisting warranties             0.2                (1.3)
   Effect of foreign currency translation            0.1                 0.1
   Other*                                             --                (0.4)
                                                   -----               -----
Balance at March 31                                $10.0               $22.8
                                                   =====               =====

* At March 31, 2007, balances for TMT Motoco were removed from our consolidated balance sheet.

At March 31, 2008, $8.9 million was included in current liabilities and $1.1 million was included in non-current liabilities.

11. Debt

On March 20, 2008, we terminated our previous $75 million First Lien Credit Agreement and entered into a $50 million First Lien Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and J.P. Morgan Securities Inc. as sole lead arranger. The agreement provides us with a $50 million revolving line of credit expiring on March 20, 2013. The agreement contains certain covenants, including a minimum fixed charge ratio, which would apply only if liquidity, as defined by the credit agreement, were to fall below a specified level. A copy of the agreement is filed with this Report as Exhibit
4.1. As of March 31, 2008, we had no borrowings outstanding against this agreement, and our level of liquidity was such that the covenants did not apply. We paid $1.6 million in fees associated with the new agreement, which were capitalized and will be amortized over the term of the agreement. $1.4 million in fees associated with the previous First Lien Credit Agreement were expensed as interest cost upon its termination.

Although we have terminated our former Second Lien Credit Agreement, the former lender still possesses a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued as of the date of issuance at $7.3 million or $5.29 per share, expires in April of 2012. The costs associated with this warrant, while originally accounted for as additional interest to be expensed over the remaining terms of the credit

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

agreement, were expensed as interest cost upon full repayment of the debt in the third quarter of 2007.

In addition to our domestic credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $68.2 million at March 31, 2008. Our weighted average interest rate for all borrowings was 10.3% at March 31, 2008.

At March 31, 2008, we had outstanding letters of credit of $6.4 million and the capacity for borrowings under the borrowing base formula of $41.4 million in the U.S. and $157.9 million in foreign jurisdictions under our U.S. credit agreement.

12. Environmental Matters

We are involved in a number of environmental sites where we are either responsible for or participating in a cleanup effort. We had accrued $2.9 million and $3.0 million at March 31, 2008 and December 31, 2007 respectively for environmental remediation. Although these liabilities are associated with our Engine & Power Train business segment, which we sold during 2007, we have retained any liabilities that may arise in connection with these locations. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their magnitude and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

For additional information on our potential environmental liabilities, including the Sheboygan River and Harbor Superfund and Hayton Area Remediation Project sites, see Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

13. Income Taxes

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

In addition, income taxes are allocated between continuing, discontinued operations and other comprehensive income in accordance with SFAS No. 109, "Accounting for Income Taxes," particularly paragraph 140, which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. SFAS No. 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

For the three month period ended March 31, 2008, we reported income from continuing operations, discontinued operations and other comprehensive income. Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes between continuing operations, discontinued operations and OCI. The consolidated condensed statement of operations reflects a $1.2 million income tax expense from continuing operations for the three months ended March 31, 2008 and a $0.6 million income tax benefit from continuing operations for the three months ended March 31, 2007. The current year reflects tax expense in the statement of operations and no income taxes for other comprehensive income. The prior year reflects tax benefits in the statement of operations and tax expense in other comprehensive income.

The receipt of $100 million in gross proceeds from the reversion of our salaried retirement plan in the first quarter of 2008 generated a tax gain that was fully offset by our NOL carryforwards.

At March 31, 2008 and December 31, 2007, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions in which we believe it is not more likely than not that the deferred taxes will be realized.

We have open tax years from primarily 2004 to 2007, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2002 have been examined by the Internal Revenue Service. Our 2003 and 2004 U.S. federal income tax returns are currently under review.

14. Commitments and Contingencies

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

15. Impairments, Restructuring Charges, and Other Items

We recorded expense of $0.5 million in impairments, restructuring charges, or other items in the three months ended March 31, 2008. A summary of these charges (gains) is as follows:

                                                                         Three Months Ended
                                                                           March 31, 2008
                                                                         ------------------
(Dollars in millions)
Excise tax expense on proceeds from salaried retirement plan reversion         $ 20.0
Curtailment loss, hourly pension plan                                             3.9
Severance, restructuring costs, and special termination benefits                  2.6
Curtailment gain, hourly OPEB plan                                              (19.1)
Settlement gain, salaried retirement plan                                        (6.3)
Gain on sale of Dundee, Michigan facility                                        (0.6)
                                                                               ------
Total impairments, restructuring charges, and other items                      $  0.5
                                                                               ======

We did not record any impairments, restructuring charges, or other items in the three months ended March 31, 2007.

16. Recently Issued Accounting Pronouncements

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities," ("SFAS 161"), which revised the disclosure requirements of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other things, SFAS 161 requires enhanced qualitative disclosures about an entity's objectives and strategies for using derivatives, requires tabular quantitative disclosures about 1) the fair value of derivative instruments and 2) gains and losses on derivatives during the reporting period, and requires disclosures about contingent features in derivative instruments that relate to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008, and we are currently evaluating the impact of adopting the statement.

17. Share-Based Compensation Arrangements

In the first quarter of 2008, we approved a new Long-Term Incentive Cash Award Plan for members of our senior management. The plan consists of two types of incentive plans, both of which are based upon our Class A shares; stock appreciation rights ("SARs") and phantom stock shares. We granted all the SARs and phantom stock shares associated with the plans on March 4, 2008, and none will vest or expire during the current year. Both plans are settled in cash.

The SARs vest in equal amounts on the first, second, and third anniversaries of the grant date, and expire seven years from the grant date. The phantom stock shares vest in full on the third anniversary. In the aggregate, we had 147,377 phantom stock shares and 434,932 SARs outstanding as of March 31, 2008. The phantom stock shares have an initial grant date value of $28.82 and the SARs, which are the economic equivalent of options, were valued as of the grant date at $15.61 using a Black-Scholes model. The assumptions used in the Black-Scholes model included a risk-free interest rate of 3.37%, a dividend yield of 0%, an expected life of seven years and a volatility of 51.18%.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Total compensation expense related to the plan for the first quarter of 2008 was $0.4 million. As both the SARs and the phantom stock shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet based on the current fair value of the awards.

Our liability with regard to these awards will be remeasured for each quarterly reporting period. The value of the phantom stock shares is determined by comparing the closing stock price on our Class A common stock on the last day of the quarter to the initial grant date value of $28.82. We measure the fair value of each SAR, also on the last day of the quarter, using a Black-Scholes model, and comparing that result to the original calculated value of $15.61. At March 31, this calculation yielded a value per SAR of $17.64. The total unrecognized liability as calculated at March 31, 2008 was $12.2 million.

The SARs and phantom stock shares do not entitle recipients to receive any shares of our common stock, nor do they provide recipients with any voting or other stockholder rights. Similarly, since the awards are not paid out in the form of equity, they do not change the number of shares we have available for any future equity compensation we may elect to grant, and they do not create stockholder dilution. However, because the value of the awards is tied to the price of our Class A common stock, we believe they align employee and stockholder interests, and provide retention benefits in much the same way as would stock options and restricted stock awards.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Until 2007, our business was focused upon three activities: hermetically sealed compressors, small gasoline engine and power train products, and fractional horsepower motors. Over the course of 2007, we successfully executed a strategy to divest operations that we did not consider to be core to our ongoing business strategy. To that end, we sold the Residential & Commercial, Asia Pacific and Automotive & Specialty portions of our Electrical Components business, and also sold our Engine & Power Train business (with the exception of TMT Motoco, the Brazilian engine facility currently undergoing a judicial restructuring). The remaining portion of our Electrical Components business is included with assets held for sale. As a result of these initiatives, we are now primarily focused on our global compressor business.

The compressor business is characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Accordingly, an increasing portion of our manufacturing presence is in international locations. During 2007, approximately 80% of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India (which comprise approximately 41%, 28% and 11% of total compressor final assembly, respectively). Similarly, approximately 80% of our sales are to destinations outside North America. Accordingly, our consolidated financial results are increasingly sensitive to changes in foreign currency exchange rates. Changes in the Brazilian Real have been especially adverse to our results of operations; during 2007, the Brazilian Real strengthened by 17.2%, and in the period from January 1, 2007 to March 31, 2008 the Real strengthened by 18.2%. Recent movement in the Euro and the Indian Rupee have also had an unfavorable effect on our results of operations, strengthening 16.4% and 9.2% respectively against the dollar since the beginning of 2007. We have developed strategies to mitigate or partially offset these impacts, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales denominated in both U.S. Dollars and Euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the Euro and the Indian Rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to the Real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.

Our foreign manufacturing operations are subject to many other risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions.

Due to the high material content of copper and steel and, to a lesser extent, aluminum in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices have increased very rapidly during 2007 and into 2008. Due to competitive markets, we are typically not able to quickly recover these cost increases through price increases and other cost savings. From January 1, 2007 through March 31, 2008, the price of copper increased by

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately 35.4%. Steel has increased by 48.1% over the same time frame, with the majority of the increase (37.9%) occurring in the first quarter of 2008. While we have been proactive in addressing the volatility of these costs, including executing forward purchase contracts to cover in excess of 60% of our anticipated copper requirements for the remainder of 2008, continued rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term.

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

Upon completion of the divestitures of the business operations discussed above, we eliminated all our domestic debt. Accordingly, consolidated interest expense for our business, including amounts allocated to both continuing and discontinued operations, in the foreseeable future will be substantially reduced. However, challenges remain with respect to our ability to maintain appropriate levels of liquidity, particularly those driven by currency exchange and commodity pricing as discussed above. With expected further weakness of the U.S. dollar versus key currencies such as the Brazilian Real and the Indian Rupee we expect that we will generate a limited amount of cash until further restructuring activities are implemented or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we have negotiated a new financing arrangement for our North American based activities and are seeking longer term committed financing arrangements in Brazil. In addition, we are generating other sources of cash through activities such as the termination and reversion of our vastly over-funded pension plans and collection of refundable non-income taxes in Brazil. While we believe that these and other activities will produce adequate liquidity to implement our business strategy over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions continue to deteriorate. In addition, while our business dispositions have improved our liquidity, each of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. While we have provided for such contingent liabilities, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.

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

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):


THREE MONTHS ENDED MARCH 31,
(dollars in millions)                                    2008        %        2007        %
                                                        ----------------     ----------------
Net sales                                               $280.1     100.0%    $293.8     100.0%
Cost of sales                                            238.5      85.1%     264.0      89.9%
Selling and administrative expenses                       26.6       9.5%      28.3       9.6%
Impairments, restructuring charges, and other items        0.5       0.2%       0.0        --
                                                        ------               ------
Operating profit                                          14.5       5.2%       1.5       0.5%
Interest expense                                          (7.3)     (2.6%)     (5.8)     (2.0%)
Interest income and other, net                             1.8       0.6        1.7       0.6%
                                                        ------               ------
Income (loss) from continuing operations before taxes      9.0       3.2%      (2.6)     (0.9%)
Tax expense (benefit)                                      1.2      (0.4%)     (0.6)      0.2%
                                                        ------               ------
Income (loss) from continuing operations                $  7.8       2.8%     ($2.0)     (0.7%)
                                                        ======               ======

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Consolidated net sales from continuing operations in the first quarter of 2008 decreased to $280.1 million from $293.8 million in 2007. Compressor sales decreased by $14.1 million; after consideration for the effect of currency translation, which increased sales by $32.5 million, compressor sales declined by $46.6 million. Sales of commercial compressors increased by $15.1 million; while this was due in part to price increases when compared to the same period of 2007, it was also associated with a reduction in order backlog from the fourth quarter of 2007. These increases in sales were offset by declines in refrigeration & freezer compressors of $21.2 million, associated primarily with a downturn in market volumes as well as market share in North America and Europe. Some of these declines in market share were deliberate, in instances where profit margins were unacceptable due to the declining value of other currencies against the Brazilian real. Sales of compressors for air conditioning and all other applications also declined by $8.0 million. The remaining sales increase of $0.4 million was attributable to a business that is not associated with our compressor operations.

Cost of sales was $238.5 million in the three months ended March 31, 2008, as compared to $264.0 million in the three months ended March 31, 2007. As a percentage of net sales, cost of sales was 85.1% and 89.9% in the first quarters of 2008 and 2007, respectively.

Gross margin contributed an additional $11.8 million to 2008 operating profit when compared to the same period of 2007, improving from $29.8 million in 2007 to $41.6 million in 2008. Current year margin was favorably impacted by selling price advances of $8.1 million. In addition, although sales volumes declined when compared to the first quarter of 2007, these declines were more than offset by an improved mix of higher-margin product, which contributed a net improvement of $1.6 million to 2008 results. Gains in productivity, reduced engineering costs and other improvements of $5.8 million and gains from the sale of our airport facility and an airplane of $4.2 million were somewhat offset by

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increased expense for the weakening of the U.S. dollar ($5.4 million) and higher commodity costs ($2.5 million).

Selling, general and administrative ("SG&A") expenses were $26.6 million in the three months ended March 31, 2008 as compared to $28.3 million in the three months ended March 31, 2007. As a percentage of net sales, selling, general and administrative expenses were 9.5% and 9.6% in the first quarters of 2008 and 2007, respectively. A $5.1 million reduction in professional fees incurred for one-time projects was the primary factor in the decline. This improvement was offset by $3.4 million in increased administrative costs recognized in continuing operations that were previously allocated to discontinued operations.

We recorded expense of $0.5 million in impairments, restructuring charges, or other items in the three months ended March 31, 2008. This included $20.0 million in excise tax expense on the proceeds received from the reversion of our former salaried retirement plan, and a curtailment loss on our hourly pension plan of $3.9 million. We also recorded expense of $1.4 million and $1.2 million in North America and Brazil respectively related to severance costs for on-going restructuring activities. Offsetting these expenses were a curtailment gain on our hourly OPEB plans ($19.1 million) due to reductions in future service cost related to the impending closure of our manufacturing operations in Tecumseh, Michigan, a settlement gain on the sale of annuity contracts for our former salaried retirement plan ($6.3 million), and a gain on the sale of our facility in Dundee, Michigan ($0.6 million). We did not record any impairments, restructuring charges, or other items in the three months ended March 31, 2007.

Interest expense amounted to $7.3 million in the first quarter of 2008 compared to $5.8 million in the first quarter of 2007. The increase was primarily attributable to $1.4 million in capitalized debt amendment costs associated with our former First Lien credit agreement, which were expensed in the first quarter of 2008 upon its termination.

Interest income and other, net was $1.8 million in the first quarter of 2008 compared to $1.7 million in the first quarter of 2007. The increase was due to the higher levels of cash and short-term investments held in 2008.

Our results of operations reflect a $1.2 million income tax expense from continuing operations for the first quarter of 2008 and a $0.6 million income tax benefit from continuing operations for the first quarter of 2007. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," and are applied on a jurisdiction by jurisdiction basis. For the three month period ended March 31, 2008, we reported income from continuing operations, discontinued operations and other comprehensive income. Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes between continuing operations, discontinued operations and OCI. The current year reflects tax expense in the statement of operations and no income taxes for other comprehensive income. This tax expense results from income in tax jurisdictions where we do not have NOL's or valuation allowances. In the U.S., Brazil, and India, we have substantial NOL's, for which valuation allowances have been recorded. As a result, future taxable income in these jurisdictions will not result in tax expense for the foreseeable future. The prior year reflects tax benefits in the statement of operations and tax expense in other comprehensive income.

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

As a result of the factors described above, net income from continuing operations in the first quarter of 2008 was $7.8 million ($0.42 per share basic, $0.39 per share diluted) as compared to net loss of $2.0 million ($0.11 per share basic and diluted) in the first quarter of 2007.

OTHER MATTERS

Environmental Matters

We are subject to various federal, state and local laws relating to the protection of the environment and are actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Note 12 to the financial statements.) Liabilities relating to probable remediation activities are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

We had accrued $2.9 million and $3.0 million at March 31, 2008 and December 31, 2007, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In general, our principal current sources of liquidity are cash flows from operating activities, when available, borrowings under available credit facilities, and cash on hand representing proceeds of last year's sales of non-core businesses and over-funded pension plan reversions.

A substantial portion of our operating income can be generated by foreign operations. In those circumstances, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions, although there are tax consequences to such activities.

Cash Flow

For the first three months of 2008, cash provided by operations amounted to $120.5 million. The most significant elements of this increase in cash were the gross proceeds of $100.0 million realized from the reversion of our salaried retirement plan and net income of $17.0 million. Accounts receivable increased by $23.5 million from the beginning of the year. This increase was the result of the seasonality of our sales patterns, which typically results in higher sales in the first quarter of the year

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

when compared to the fourth quarter. Compressor sales in the last two months of the respective quarters - which is a primary driver of the accounts receivable balance - increased by $26.3 million in the February 1 to March 31, 2008 period when compared to November and December of 2007. In addition, a reduction of $7.4 million in the amount of discounted receivables across the two periods contributed to the net receivables balance at March 31. On the other hand, when evaluating days to collection for outstanding receivables, there was an improvement of two days to collection as of March 31, 2008 when compared to the end of 2007. The days sales outstanding ("DSO") for compressors decreased from 57 at the end of the year to 55 at March 31 (before consideration for discounted accounts receivable), due to increased focus on timely collection.

Inventories increased by $1.7 million since the beginning of the year. This primarily reflected an increase in days inventory on hand of two days. Accounts payable and other accrued expenses and liabilities also increased since December 31, 2007 (up $41.0 million). These increases were attributable to $20.0 million in excise taxes accrued related to the salaried retirement plan reversion, which are payable in the second quarter of 2008, as well as to increases in trade payables related both to a seasonal increase and to the effects of foreign currency exchange rates.

In evaluating balance sheet metrics, we consider the days sales outstanding and days inventory on hand metrics to be more relevant when comparing year-over-year periods than when comparing the current period to year-end, as it removes any seasonality of our sales patterns from the comparison. When comparing sales patterns for the compressor business, average days sales outstanding were 55 days at March 31, 2008 versus 67 days at March 31, 2007, before giving effect to receivables sold. Compressor days inventory on hand were 58 days at March 31, 2008, up from 52 days at March 31, 2007, due to inventory bank builds as we prepare to consolidate manufacturing facilities.

Cash used in investing activities was $1.6 million in the first three months of 2008 versus cash used in investing activities of $2.2 million for the same period of 2007. $6.8 million in proceeds were received from the sale of assets during 2008, while no such proceeds were recorded in the first three months of 2007. Asset sales in 2008 included an airplane for $3.4 million, our Dundee, Michigan facility for $1.6 million, excess equipment for $1.0 million, and our airport facility for $0.8 million.

Cash provided by financing activities was $3.2 million in the first three months of 2008 as compared to cash provided of $17.1 million in the comparable period of 2007. The change in 2008 was due to fluctuations in borrowing at foreign facilities.

Credit Facilities and Cash on Hand

In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our First Lien Credit Agreement and foreign bank debt to fund our capital expenditures and working capital requirements. For the three months ended March 31, 2008 and the full year ended December 31, 2007, our average outstanding debt balance was $68.2 million and $210.2 million, respectively. The weighted average long-term interest rate was 10.3% and 8.9% at March 31, 2008 and December 31, 2007, respectively.

On March 20, 2008, we terminated our previous First Lien Credit Agreement and entered into a $50 million First Lien Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and J.P. Morgan Securities Inc. as sole lead arranger. The agreement provides us with a $50 million revolving line of credit expiring on March 20, 2013. The agreement contains certain covenants, including a

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

minimum fixed charge ratio, which would apply only if liquidity, as defined by the credit agreement, were to fall below a specified level. A copy of the agreement is filed with this Report as Exhibit 4.1. As of March 31, 2008, we had no borrowings outstanding against this agreement, and our level of liquidity was such that the covenants did not apply.

Although we have terminated our former Second Lien Credit Agreement, the former lender still possesses a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued as of the date of issuance at $7.3 million or $5.29 per share, expires in April of 2012. The costs associated with this warrant, while originally accounted for as additional interest to be expensed over the remaining terms of the credit agreement, were expensed upon full repayment of the debt in the third quarter of 2007.

In addition to our domestic credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $68.2 million at March 31, 2008.

At March 31, 2008, we had cash balances in North America of approximately $119.5 million, outstanding letters of credit of $6.4 million and the capacity for borrowings under the borrowing base formula of $41.4 million in the U.S. and $157.9 million in foreign jurisdictions under our U.S. credit agreement.

Accounts Receivable Sales

Our Brazilian, European, and Indian subsidiaries periodically sell their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $71.8 million and $79.2 million as of March 31, 2008 and December 31, 2007, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

Adequacy of Liquidity Sources

Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements. However, in 2007 cash flows from operations were negative and we had to rely on existing cash balances, proceeds from credit facilities and asset sales to fund our needs.

As a result of the sale of the majority of the Electrical Components business and the Engine & Power Train business, we completely eliminated our domestic debt in the fourth quarter of 2007. Accordingly, we expect our consolidated interest expense in the future to be substantially reduced. Based on the amount of our domestic debt prior to the sale of businesses, we expect that its elimination will reduce our annualized interest expense, including amounts recognized in both continuing and discontinued operations, by approximately $22 million. However, challenges will remain with respect to our ability to maintain appropriate levels of liquidity, particularly those driven by currency exchange and commodity pricing as discussed above. With expected further weakness of the U.S. dollar versus key currencies such as the Brazilian Real, the Euro and the Indian Rupee, we expect that we will generate a limited amount of cash until further restructuring activities are implemented, or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we have negotiated a new financing arrangement

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

for our North American based activities, and are seeking longer term committed financing arrangements in Brazil. In addition, we are generating other sources of cash through various activities as noted below.

We are in the process of finalizing the tax audit of our 2003 year, the resolution of which is expected to result in the refund of federal income taxes previously paid of approximately $13.9 million. Receipt of such proceeds is dependent upon final resolution of this audit. We continue to believe that we will prevail in this matter and we have hired legal counsel to pursue this refund. The timing of the recovery of the refund is uncertain.

We have successfully executed a conversion of our salaried retirement plan to a new retirement program, which includes both defined benefit and defined contribution plans. This conversion yielded net cash to the Company in March 2008 of approximately $80 million. The net proceeds were higher than we previously expected because the old plan was able to purchase annuities to fund its future obligations for a lower premium than we had estimated, due in part to the final actuarial assumptions being more favorable than those we used for purposes of our original estimate. The arrangements we have made will fully secure the benefits payable under the old plan and will also fund the new plans, without additional annual contributions, for approximately six to eight future years.

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

Our payments by period as of March 31, 2008 for our long-term contractual obligations are as follows:

                                       Payments by Period (in millions)
                                 Total   Less than 1 Year   1-3 Years   Other
                                 -----   ----------------   ---------   -----
Debt Obligations                 $68.2         $65.1          $ 3.1        --
Interest Payments on Debt(1)      21.0           7.0           14.0        --
Other Long-Term Obligations(2)     1.0           0.4             --       0.6

     - (1) Debt levels are assumed to remain constant. Interest rate debt obligations are assumed to remain constant at the current weighted average rate of 10.3%.

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

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES

Some of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. They are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers, and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Significant Accounting Policies and Critical Accounting Estimates," and Note 1, "Accounting Policies," to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the first quarter of 2008, we adopted a share-based cash compensation plan. This plan requires us to begin applying FASB Statement 123R, "Share Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including our grants of SARs, which are the economic equivalents of employee stock options, to be recognized in the financial statements as compensation expense based upon the fair value on the date of grant. We determined the fair value of these awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of the SARs, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our common stock and that of an index of companies in our industry group. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon our history of not having issued a dividend since the second quarter of 2005 and management's current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value. For further discussion of this share-based compensation plan, see Note 17, "Share-Based Compensation Arrangements," to the consolidated condensed financial statements.

Recently Issued Accounting Pronouncements

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities," ("SFAS 161"), which revised the disclosure requirements of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other things, SFAS 161 requires enhanced qualitative disclosures about an entity's objectives and strategies for using derivatives, requires tabular quantitative disclosures about 1) the fair value of derivative instruments and 2) gains and losses on derivatives during the reporting period, and requires disclosures about contingent features in derivative instruments that relate to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008, and we are currently evaluating the impact of adopting the statement.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

Information in this "Outlook" section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.

The outlook for the rest of 2008 is subject to many of the same variables that negatively impacted us in the first quarter and throughout 2007. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, we do not expect these factors to become any more favorable in the foreseeable future. Certain key commodities, including copper, continue to trade at elevated levels compared to recent history. From January 1, 2007 through March 31, 2008, the spot price of copper increased by approximately 35.4%; in the three months since the beginning of 2008 alone, copper spot prices have increased by 27.5%. As of March 31, 2008, we held more than 60% of our total projected copper requirements for the remainder of 2008 in the form of forward purchase contracts, which will provide us with substantial (though not total) protection from further price increases during the year but also will detract from our ability to benefit from any price decreases. In addition, we expect the cost of aluminum, steel and other purchased materials to be more costly in 2008 versus 2007. As of March 31, 2008, aluminum costs had risen by 24.1% when compared to January 1, 2008 and steel costs had risen by 37.9% since the beginning of this year and by 48.1% when compared to January 1, 2007. In the aggregate, we expect the total 2008 cost of our purchased materials for the full year, net of hedging activities, to be approximately $23 to $35 million more than the prior year, depending on commodity cost levels in the second half of 2008.

The Brazilian Real, Euro and Indian Rupee continue to strengthen against the dollar, and as of March 31, 2008 had strengthened 18.2%, 16.4% and 9.2% respectively since the beginning of 2007. While we have considerable forward purchase contracts to cover our exposure to additional fluctuations in value during the year, we expect the strengthening of foreign currencies, after giving consideration to our contracts, will have a negative financial impact of approximately $19 million when compared to 2007.

We are also concerned about maintaining our expected level of sales volumes, particularly in light of current global economic conditions. Volumes in the first quarter of 2008 were consistent with our expectations; as anticipated, we are starting to see a slowdown when compared to prior quarters. If a greater-than-expected decline in volume occurs in our key markets, this could have an adverse effect on our current outlook.

As part of our efforts to offset these worsening conditions, to improve profitability and reduce the consumption of capital resources, our plans for 2008 include price increases as needed to cover our increased input costs, additional cost reduction activities including, but not limited to, further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms, and revised sourcing plans. Included with these plans is our recently announced intent to close one of our U.S. operating facilities located in Tecumseh, Michigan. The closure, once completed, is expected to reduce annual costs by $5.6 million. We are also continuing to evaluate our corporate infrastructure in relation to the level of business activity that remains now that the majority of our restructuring programs are completed. Such actions could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results. In addition, we estimate that the Company incurred

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $19 million in professional and other fees during 2007 that will not recur in 2008. For further discussion of issues impacting our liquidity and cash flows, refer to "Adequacy of Liquidity" elsewhere in Part 1, Item 2.

Even after giving recognition to these factors, however, we believe we will be challenged to maintain 2007 operating profit levels in 2008. As discussed above, we also remain concerned about the general health of the economy and the possibility of recession in the United States, which could also expand to other global economies.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices, and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of our policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in our 2007 Annual Report on Form 10-K in Item 7A and in Notes 1 and 13 of the Notes to Consolidated Financial Statements. We do not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first three months of 2008.

We are subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. Dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries. We do, from time to time, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is our policy not to purchase financial and/or derivative instruments for speculative purposes. At March 31, 2008 and December 31, 2007, we held foreign currency forward contracts with a total notional value of $279.2 million and $232.7 million, respectively. We have a particularly concentrated exposure to the Brazilian Real. Based on our current level of activity, and excluding any mitigation as the result of hedging activities, we believe that a strengthening in the value of the Real of 0.10 per U.S. Dollar negatively impacts our operating profit by approximately $10 million on an annual basis.

We use commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and, to a lesser extent, aluminum. Company policy allows management to contract commodity forwards for a limited percentage of projected raw material requirements up to 15 months in advance. Commodity contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice has been to accept delivery of the commodities and consume them in manufacturing activities. At March 31, 2008 and December 31, 2007, we held a total notional value of $49.8 million and $64.4 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. Based on our current level of activity, and before consideration for commodity forward purchases, an increase in the price of copper of $100 per metric ton (an increase of 1.5% from 2007 year-end pricing) would adversely affect our annual operating profit by $1.6 million.

We are subject to interest rate risk, primarily associated with our borrowings of $68.2 million at March 31, 2008. Our $50 million First Lien Credit Agreement, if we had borrowings against it, would be variable-rate debt. Our current debt consists of variable-rate borrowings by our foreign subsidiaries. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. Based on our debt balances at March 31, 2008, a 1% increase in interest rates would increase interest expense for the year by approximately $0.7 million.

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

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the President and Chief Executive Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, our President and Chief Executive Officer along with our Vice President, Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008. As noted in management's annual report as of December 31, 2007, our disclosure controls and procedures were also effective at the reasonable assurance level as of December 31, 2007.

Changes In Internal Control Over Financial Reporting

During the three months ended March 31, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Tecumseh Products Company was held on April 30, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation. A total of 4,833,768 shares were represented in person or by proxy, representing 95.2% of the 5,077,746 shares of Class B Common stock outstanding and entitled to vote.

All of management's nominees for directors as listed in the proxy statement were elected with the following votes:

                       Votes       Votes
Director                For      Withheld
------------------   ---------   --------
William E. Aziz      4,618,546   215,222
Peter M. Banks       4,627,299   206,469
Edwin L. Buker       4,617,772   215,996
Kent B. Herrick      4,626,156   207,612
Steven J. Lebowski   4,618,086   215,682
Jeffry N. Quinn      4,617,836   215,932
David M. Risley      4,628,336   205,432

The selection of Grant Thornton LLP as the Company's independent registered public accounting firm was also ratified, with 4,763,732 votes for, 68,769 votes against and 1,267 votes withheld.

ITEM 6. EXHIBITS

(a)     Exhibit
         Number   Description
        -------   -----------
          4.1     Credit Agreement dated as of March 20, 2008 among Tecumseh
                  Products Company, the Lenders Party thereto, and JPMorgan
                  Chase Bank, N.A. as Administrative Agent.

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

                                        TECUMSEH PRODUCTS COMPANY
                                               (Registrant)


Dated: May 8, 2008                      BY: /s/ JAMES S. NICHOLSON
                                            ------------------------------------
                                            James S. Nicholson
                                            Vice President, Treasurer and
                                            Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)