Form 10-Q
period 2008-06-30
TECUMSEH PRODUCTS CO
filed 2008-08-07
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the quarterly period ended June 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the transition period from ______to ______

                          COMMISSION FILE NUMBER: 0-452

                            TECUMSEH PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                 38-1093240
        (State of Incorporation)            (IRS Employer Identification Number)

          1136 OAK VALLEY DRIVE
           ANN ARBOR, MICHIGAN                              48108
(Address of Principal Executive Offices)                 (Zip Code)

               Registrant's telephone number, including area code:
                                 (734) 585-9500
                            100 East Patterson Street
                            Tecumseh, Michigan 49286
                                (former address)

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

           Class of Stock               Outstanding at June 30, 2008
-------------------------------------   ----------------------------
Class B Common Stock, $1.00 par value             5,077,746
Class A Common Stock, $1.00 par value            13,401,938

                                TABLE OF CONTENTS

                                                                              Page
                                                                            --------
Part I. Financial Information (unaudited)
   Item 1. Financial Statements (unaudited)
           Consolidated Condensed Balance Sheets (unaudited).............          3
           Consolidated Condensed Statements of Operations (unaudited)...          4
           Consolidated Condensed Statements of Cash Flows (unaudited)...          5
           Notes to Consolidated Condensed Financial Statements..........          6
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................         21
   Item 3. Quantitative and Qualitative Disclosures About Market Risk....         36
   Item 4. Controls and Procedures.......................................         37

Part II. Other Information...............................................
   Item 1. Legal Matters                                                          38
   Item 6. Exhibits                                                               39
Signatures...............................................................         40
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                  JUNE 30,   December 31,
   (Dollars in millions, except share data)                                         2008         2007
                                                                                  --------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                      $  178.6     $   76.8
   Restricted cash                                                                    14.3          6.8
   Short-term investments                                                              5.0          5.0
   Accounts receivable, trade, less allowance for doubtful accounts of $1.4
      in 2008 and $5.7 in 2007                                                       118.0         93.2
   Inventories                                                                       156.0        143.4
   Deferred and recoverable income taxes                                              25.5         10.7
   Recoverable non-income taxes                                                       95.3         19.5
   Assets held for sale                                                               19.5         21.9
   Other current assets                                                               35.3         20.4
                                                                                  --------     --------
         Total current assets                                                        647.5        397.7
Property, plant, and equipment, net                                                  350.1        353.3
Goodwill                                                                              20.5         20.2
Prepaid pension expense                                                              128.3        233.4
Deferred and recoverable income taxes                                                   --         13.9
Recoverable non-income taxes                                                          52.7        102.2
Other assets                                                                          48.7         44.2
                                                                                  --------     --------
         Total assets                                                             $1,247.8     $1,164.9
                                                                                  ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                        $  158.8     $  123.0
   Short-term borrowings                                                              68.3         59.5
   Liabilities held for sale                                                           2.5          2.6
   Accrued liabilities:
      Employee compensation                                                           35.8         31.1
      Product warranty and self-insured risks                                         16.0         17.2
      Other                                                                           35.9         35.9
                                                                                  --------     --------
         Total current liabilities                                                   317.3        269.3
Long-term debt                                                                         1.2          3.3
Deferred income taxes                                                                 11.4         10.2
Other postretirement benefit liabilities                                              34.0         74.3
Product warranty and self-insured risks                                                9.7         10.0
Pension liabilities                                                                   15.7         14.8
Other non-current liabilities                                                         40.6         37.1
                                                                                  --------     --------
         Total liabilities                                                           429.9        419.0
                                                                                  --------     --------
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000 shares; issued and
      outstanding 13,401,938 shares in 2008 and 2007                                  13.4         13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares; issued and
      outstanding 5,077,746 shares in 2008 and 2007                                    5.1          5.1
   Paid in capital                                                                    11.0         11.0
   Retained earnings                                                                 578.6        547.9
   Accumulated other comprehensive income                                            209.8        168.5
                                                                                  --------     --------
         Total stockholders' equity                                                  817.9        745.9
                                                                                  --------     --------
         Total liabilities and stockholders' equity                               $1,247.8     $1,164.9
                                                                                  ========     ========

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                            ------------------   ------------------
   (Dollars in millions, except per share data)               2008      2007       2008      2007
                                                            ------------------   ------------------
Net sales                                                   $ 273.8   $  297.0   $ 549.0   $  586.3
   Cost of sales                                              240.3      261.4     469.9      516.1
   Selling and administrative expenses                         34.3       34.8      65.9       68.9
   Impairments, restructuring charges, and other items          3.3        1.7       3.8        1.7
                                                            -------   --------   -------   --------
Operating (loss) income                                        (4.1)      (0.9)      9.4       (0.4)
   Interest expense                                             6.2       10.8      13.5       16.6
   Interest income and other, net                               3.3        1.6       5.1        3.3
                                                            -------   --------   -------   --------
(Loss) income from continuing operations before taxes          (7.0)     (10.1)      1.0      (13.7)
   Tax (benefit) expense                                       (0.4)      (2.7)      0.8       (3.3)
                                                            -------   --------   -------   --------
   (Loss) income from continuing operations                    (6.6)      (7.4)      0.2      (10.4)
   Income (loss) from discontinued operations, net of tax      15.6      (80.8)     25.8      (94.6)
                                                            -------   --------   -------   --------
Net income (loss)                                           $   9.0     ($88.2)  $  26.0    ($105.0)
                                                            =======   ========   =======   ========
Basic earnings (loss) per share:*
   (Loss) income from continuing operations                   (0.36)     (0.40)     0.01      (0.56)
   Income (loss) from discontinued operations, net of tax      0.85      (4.37)     1.40      (5.12)
                                                            -------   --------   -------   --------
Net income (loss) per share, basic                          $  0.49     ($4.77)  $  1.41     ($5.68)
                                                            =======   ========   =======   ========
Diluted earnings (loss) per share:**
   (Loss) income from continuing operations                   (0.36)     (0.40)     0.01      (0.56)
   Income (loss) from discontinued operations, net of tax      0.85      (4.37)     1.30      (5.12)
                                                            -------   --------   -------   --------
Net income (loss) per share, diluted                        $  0.49     ($4.77)  $  1.31     ($5.68)
                                                            =======   ========   =======   ========
Weighted average shares, basic (in thousands)                18,480     18,480    18,480     18,480
Weighted average shares, diluted (in thousands)              19,871     19,748    19,871     19,114
                                                            -------   --------   -------   --------
Cash dividends declared per share                           $  0.00   $   0.00   $  0.00   $   0.00
                                                            -------   --------   -------   --------

* Based on 18,479,684 shares issued and outstanding throughout all periods presented.

** On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). Diluted earnings per share for the six months ended June 30, 2008 are therefore calculated based on a total of 19,870,628 shares. For the three months ended June 30, 2008 and 2007, however, this warrant is not included in diluted earnings (loss) per share, as the effect would be antidilutive due to the losses recorded in continuing operations.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                  -----------------
   (Dollars in millions)                                                           2008      2007
                                                                                  ------   --------
Cash Flows from Operating Activities:
   Net income (loss)                                                              $ 26.0    ($105.0)
      Adjustments to reconcile net income (loss) to net cash provided by
      (used in)operating activities:
         Depreciation and amortization                                              22.6       35.3
         Impairment of long-lived assets and goodwill                                 --       68.5
         Gain on sale of discontinued operations                                    (7.9)        --
         Gain on disposal of property and equipment                                 (4.2)      (1.2)
      Changes in assets and liabilities:
         Accounts receivable                                                       (23.7)     (19.2)
         Inventories                                                                (8.5)      34.3
         Payables and accrued expenses                                              30.3       35.7
         Employee retirement benefits                                               69.7      (13.3)
         Deferred and recoverable taxes                                            (13.5)       1.3
         Other                                                                     (11.1)     (60.4)
                                                                                  ------   --------
            Cash provided by (used in) operating activities                         79.7      (24.0)
                                                                                  ------   --------
Cash Flows from Investing Activities:
   Proceeds from sale of assets                                                     22.6        2.0
   Capital expenditures                                                             (2.7)      (5.4)
   Change in restricted cash                                                        (7.6)        --
                                                                                  ------   --------
            Cash provided by (used in) investing activities                         12.3       (3.4)
                                                                                  ------   --------
Cash Flows from Financing Activities:
   Proceeds / (repayments) from First Lien Credit Agreement, net                      --        1.9
   Debt issuance / amendment costs                                                  (1.6)      (2.5)
   Other borrowings / (repayments), net                                              2.5       (0.9)
                                                                                  ------   --------
            Cash provided by (used in) financing activities                          0.9       (1.5)
                                                                                  ------   --------
Effect of exchange rate changes on cash                                              9.0       (4.3)
                                                                                  ------   --------
   Increase (decrease) in cash and cash equivalents                                101.8      (33.2)
Cash and Cash Equivalents:
            Beginning of period                                                     76.8       81.9
                                                                                  ------   --------
            End of period                                                         $178.6   $   48.7
                                                                                  ======   ========
Supplemental Schedule of Noncash Investing and Financing Activities:
            Warrants issued in conjunction with debt financing                        --   $    7.3
            Paid-in-kind interest                                                     --        0.8

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

Prior period results of operations have been reclassed to reflect engineering expense as part of selling and administrative ("S&A") expenses; previously, engineering expense was included in cost of sales. The amount of expense reclassed to S&A was $5.9 million and $12.3 million for the three and six months ended June 30, 2007 respectively.

2. Restricted Cash

Restricted cash as of December 31, 2007 represented cash deposits related to letters of credit. These restrictions were lifted upon the termination of our previous First Lien credit agreement.

As is further discussed in Note 9, a portion of the overfunding for the terminated salaried retirement plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six to eight years. As part of this pre-funding, a reserve was established to allow the Company to fund future company contributions to its defined contribution plan. This fund is 100% invested in money market accounts. The balance in this reserve is estimated to be more than sufficient to provide all Company contributions for the next seven years. At June 30, 2008, the balance of cash restricted for this purpose was $14.3 million.

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

The net assets of the remaining businesses within the Electrical Components business have been classified as held for sale as of June 30, 2008. The results for Electrical Components for the three and six month periods ended June 30, 2008 and 2007 are included in the income (loss) from discontinued operations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Following is a summary of pretax income (loss) from discontinued operations related to the Electrical Components business for the three months ended June 30, 2008 and 2007:

                                                                 Three Months    Three Months
                                                                     Ended          Ended
(Dollars in millions)                                            June 30, 2008   June 30, 2007
                                                                 -------------   -------------
Net sales                                                            $ 7.9          $ 101.7
Cost of sales                                                          6.6             93.9
Selling and administrative expenses                                    0.1              8.4
Impairments, restructuring charges, and other items                   (1.5)            68.8
                                                                     -----          -------
Operating income (loss)                                                2.7            (69.4)
Interest expense, including allocated interest                          --              4.8
                                                                     -----          -------
Income (loss) from discontinued operations before income taxes       $ 2.7           ($74.2)
                                                                     =====          =======

Following is a summary of pretax income (loss) from discontinued operations related to the Electrical Components business for the six months ended June 30, 2008 and 2007:

                                                                   Six Months      Six Months
                                                                     Ended           Ended
(Dollars in millions)                                            June 30, 2008   June 30, 2007
                                                                 -------------   -------------
Net sales                                                            $14.4          $205.0
Cost of sales                                                         12.5           187.8
Selling and administrative expenses                                    0.3            16.8
Impairments, restructuring charges, and other items                   (0.5)           68.7
                                                                     -----          ------
Operating income (loss)                                                2.1           (68.3)
Interest expense, including allocated interest                          --             9.7
                                                                     -----          ------
Income (loss) from discontinued operations before income taxes       $ 2.1          ($78.0)
                                                                     =====          ======

Post-closing sales price adjustments related to the divestiture of the businesses, which netted additional proceeds to the Company of $1.3 million, are included in impairments, restructuring charges, and other items in the three and six months ended June 30, 2008.

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

Engine & Power Train

On October 22, 2007, we signed a Definitive Stock Purchase Agreement to sell our Engine & Power Train business operations for $51 million in cash, subject to customary adjustments at closing. The transaction was completed on November 9, 2007. The results for the Engine &

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Power Train business for the three and six month periods ended June 30, 2008 and 2007 are included in the income (loss) from discontinued operations.

Following is a summary of pretax income (loss) from discontinued operations related to the Engine & Power Train business for the three months ended June 30, 2008 and 2007:

                                                                  Three Months    Three Months
                                                                     Ended           Ended
(Dollars in millions)                                            June 30, 2008   June 30, 2007
                                                                 -------------   -------------
Net sales                                                            $  --          $ 49.1
Cost of sales                                                           --            52.8
Selling and administrative expenses                                     --             4.8
Impairments, restructuring charges, and other items                   (4.1)           (1.1)
                                                                     -----          ------
Operating income (loss)                                                4.1            (7.4)
Interest expense                                                        --             0.3
                                                                     -----          ------
Income (loss) from discontinued operations before income taxes       $ 4.1           ($7.7)
                                                                     =====          ======

Following is a summary of pretax income (loss) from discontinued operations related to the Engine & Power Train business for the six months ended June 30, 2008 and 2007:

                                                                   Six Months      Six Months
(Dollars in millions)                                                Ended           Ended
                                                                 June 30, 2008   June 30, 2007
                                                                 -------------   -------------
Net sales                                                           $   --          $ 112.1
Cost of sales                                                           --            117.0
Selling and administrative expenses                                     --             11.6
Impairments, restructuring charges, and other items                  (13.9)            (1.1)
                                                                    ------          -------
Operating income (loss)                                               13.9            (15.4)
Interest expense                                                        --              3.7
                                                                    ------          -------
Income (loss) from discontinued operations before income taxes      $ 13.9           ($19.1)
                                                                    ======          =======

The amounts recorded in impairments, restructuring charges, and other items in 2008 for the Engine & Power Train business included a curtailment gain on the salaried retirement plan of $2.9 million, a curtailment gain on the salaried other postretirement benefit plan of $6.9 million and a curtailment gain on an OPEB plan of $4.8 million.

Other businesses

On June 30, 2008 we sold our MP Pumps business for $14.6 million in gross cash proceeds. We recorded a gain of $7.9 million upon the sale of the business. MP Pumps was a small subsidiary which was not associated with our Compressor business or our former Electrical Components or Engine & Power Train business segments. MP Pumps recorded sales of $4.6 million and $4.2 million and profit of $0.9 million and $0.7 million for the three months ended June 30, 2008 and

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

2007 respectively. Sales of $9.5 million and $8.7 million and profit of $1.9 million and $1.7 million were recorded in MP Pumps for the six months ended June 30, 2008 and 2007.

The following summary balance sheet information is derived from the businesses that are classified as held for sale as of June 30, 2008, which management believes is representative of the net assets of the remaining businesses within the former Electrical Components business.

                                           JUNE 30,
(Dollars in millions)                        2008
                                           --------
ASSETS:
   Accounts receivable, net                  $ 3.3
   Inventories                                 5.8
   Other assets                                0.8
   Property, plant, and equipment, net         9.6
                                             -----
         Total assets held for sale          $19.5
                                             =====
LIABILITIES:
   Accounts payable, trade                   $ 1.9
   Accrued liabilities                         0.6
                                             -----
         Total liabilities held for sale     $ 2.5
                                             =====
Net assets held for sale                     $17.0
                                             =====

4. Comprehensive Income

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                   JUNE 30,            JUNE 30,
                                              ------------------   ----------------
(Dollars in millions)                            2008   2007        2008     2007
                                                -----   ------     -----   --------
Net income (loss)                               $ 9.0   ($88.2)    $26.0   ($105.0)
Other comprehensive income (loss):
   Foreign currency translation adjustments      23.8     23.3      32.5      29.9
   Curtailments (Note 9)                           --     (3.5)       --      (3.5)
   Gain on derivatives, net of tax               10.0      1.5       8.6       3.6
                                                -----   ------     -----    ------
Total comprehensive income (loss)               $42.8   ($66.9)    $67.1    ($75.0)
                                                =====   ======     =====    ======

5. Inventories

                        JUNE 30,   December 31,
(Dollars in millions)     2008         2007
                        --------   -----------
Raw material             $ 75.7       $ 79.6
Work in progress           10.4          9.0
Finished goods             69.9         54.8
                         ------       ------
Total inventories        $156.0       $143.4
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

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at June 30, 2008 and December 31, 2007:

                                     JUNE 30,   December 31,
(Dollars in millions)                  2008         2007
                                     --------   ------------
Brazil                                $136.6       $114.5
India                                   11.4          7.2
                                      ------       ------
Total recoverable non-income taxes    $148.0       $121.7
                                      ======       ======

At June 30, 2008, $95.3 million was included in current assets and $52.7 million was included in non-current assets.

7. Fair Value

In accordance with SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), we utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Derivative instruments, including foreign currency forward purchases, are recorded at fair value on a recurring basis. From time to time, we may also record other assets or liabilities at fair value.

We group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

Level 1 Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Level 3 Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value.

     Foreign currency forward purchases

Our derivative instruments consist of foreign currency forward exchange contracts. These contracts are recognized on our balance sheet at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates. We classify our derivative instruments as Level 2.

     Assets and liabilities recorded at fair value on a recurring basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2008. We did not have any material liabilities that were required to be measured at fair value on a recurring basis at June 30, 2008.

                                  TOTAL FAIR
(Dollars in millions)                VALUE     LEVEL 1   LEVEL 2   LEVEL 3
                                  ----------   -------   -------   -------
Assets:
   Foreign currency derivatives      $17.8       $--      $17.8      $--

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

We also previously reported sales and operating income in "Other," which included information about businesses not included with any major business segment. MP Pumps, which we sold on June 30, 2008, was the only business categorized within "Other."

Accordingly, our remaining operations consist solely of businesses formerly reported under our Compressor Products segment.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

9. Goodwill and Other Intangible Assets

At June 30, 2008, the following entities reported goodwill:

(Dollars in millions)             EUROPE   INDIA   TOTAL
                                  ------   -----   -----
Balance at 1/1/2008                $12.4   $ 7.8   $20.2
   Foreign currency translation      0.9    (0.6)    0.3
                                   -----   -----   -----
Balance at 6/30/2008               $13.3   $ 7.2   $20.5
                                   =====   =====   =====

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
                                   =====    ====     ======     ======

In light of the classification of the Electrical Components business as a discontinued operation as of the end of the second quarter of 2007, we performed an interim analysis of the fair value of the business unit at June 30. We utilized the final purchase price as an indication of fair market value of the Residential & Commercial and Asia Pacific operations of the Electrical Components business. With respect to the remaining divisions of the Electrical Components business, we considered initial indications of interest from potential acquirers of those businesses to evaluate the overall marketplace value of the business unit. Based on the outcome of this analysis, we determined that $39.3 million of the goodwill balance associated with the Electrical Components business had become impaired. The remainder of the goodwill balance associated with the Electrical Components business was associated with the Residential & Commercial operations and was included with the sale of those operations, which was completed on August 31, 2007. The only other changes in goodwill during 2007 were due to foreign currency fluctuations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

10. Pension and Other Postretirement Benefit (OPEB) Plans

Components of net periodic benefit (income) cost are as follows:

                                      PENSION BENEFITS    OTHER BENEFITS
                                        THREE MONTHS       THREE MONTHS
                                       ENDED JUNE 30,     ENDED JUNE 30,
                                      ----------------   ----------------
(Dollars in millions)                  2008      2007     2008      2007
                                      ------   -------   ------   -------
Service cost                          $  0.6   $  2.2    $  0.3   $   0.9
Interest cost                            3.0      5.6       1.0       2.1
Expected return on plan assets          (4.5)   (11.3)       --        --
Amortization of prior service costs     (0.2)    (0.1)     (2.8)     (2.7)
Amortization of net gain                  --       --      (0.5)       --
                                      ------   ------    ------   -------
Net periodic benefit (income) cost     ($1.1)   ($3.6)    ($2.0)     $0.3
Curtailment gains, settlement gains
   and special termination benefits       --      3.8      (4.8)    (10.7)
                                      ------   ------    ------   -------
Total Pension (Income) Expense         ($1.1)    $0.2     ($6.8)   ($10.4)
                                      ======   ======    ======   =======

                                      PENSION BENEFITS     OTHER BENEFITS
                                         SIX MONTHS          SIX MONTHS
                                       ENDED JUNE 30,      ENDED JUNE 30,
                                      ----------------   -----------------
                                       2008      2007      2008      2007
                                      ------   -------   -------   -------
Service cost                          $  1.2   $  4.4    $   0.7   $   1.9
Interest cost                            7.9     11.2        2.2       4.2
Expected return on plan assets         (12.4)   (22.6)      (0.1)     (0.1)
Amortization of prior service costs     (0.3)    (0.2)      (5.6)     (5.3)
Amortization of net gain                  --      --        (1.0)       --
                                      ------   ------    -------   -------
Net periodic benefit (income) cost     ($3.6)   ($7.2)     ($3.8)     $0.7
Curtailment gains, settlement gains
   and special termination benefits     (2.0)     3.8      (30.8)    (10.7)
                                      ------   ------    -------   -------
Net periodic benefit (income) cost     ($5.6)   ($3.4)    ($34.6)   ($10.0)
                                      ======   ======    =======   =======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the curtailment losses (gains), settlement gains and special termination charges under the various plans for the three and six months ended June 30 is as follows:

                                                  PENSION BENEFITS   OTHER BENEFITS
                                                    THREE MONTHS      THREE MONTHS
                                                    ENDED JUNE 30,   ENDED JUNE 30,
                                                  ----------------   --------------
(Dollars in millions)                               2008     2007     2008    2007
                                                  -------   ------   -----   ------
Recorded in discontinued operations:
   Engine & Power train curtailment loss (gain)     $--      $3.8    ($4.8)  ($10.7)
                                                    ---      ----    -----   ------
Total - curtailment gains, settlement gains and
   special termination benefits                     $--      $3.8    ($4.8)  ($10.7)
                                                    ===      ====    =====   ======

                                                      PENSION BENEFITS     OTHER BENEFITS
                                                      SIX MONTHS ENDED       SIX MONTHS
                                                          JUNE 30,         ENDED JUNE 30,
                                                      ----------------   -----------------
(Dollars in millions)                                  2008      2007      2008      2007
                                                      -------   ------   -------   -------
Recorded in continuing operations:
   Hourly pension plan curtailment loss               $  3.9     $ --    $    --   $    --
   Hourly plan special termination benefit charge        2.4       --         --        --
   Salaried plan settlement gain on annuities           (6.3)      --         --        --
   Salaried plan special termination benefit charge      1.0       --         --        --
   Hourly plan OPEB curtailment gain                      --       --      (19.1)       --
                                                      ------     ----    -------   -------
Total - continuing operations                            1.0       --      (19.1)       --
                                                      ------     ----    -------   -------
Recorded in discontinued operations:
   Salaried plan curtailment gain                       (2.9)      --         --        --
   Consolidated plan curtailment gain                   (0.1)      --         --        --
   Salaried OPEB plan curtailment gain                    --       --       (6.9)       --
   Engine & Power Train curtailments                      --      3.8       (4.8)    (10.7)
                                                      ------     ----    -------   -------
Total - discontinued operations                         (3.0)     3.8      (11.7)    (10.7)
                                                      ------     ----    -------   -------
Total - curtailment gains, settlement gains and
   special termination benefits                        ($2.0)    $3.8     ($30.8)   ($10.7)
                                                      ======     ====    =======   =======

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

In the first quarter of 2007, we announced revisions to our salaried retirement plan. At December 31, 2007, this plan reported approximately $121 million in overfunding, out of a total of $231 million for all of our pension plans that had plan assets in excess of obligations. On May 1, 2007, we implemented a new retirement program for all Tecumseh salaried employees. This conversion, which was completed in March of 2008, yielded net cash proceeds to the Company of approximately $80 million, after consideration for excise taxes of $20 million which were paid in cash in the second quarter of 2008. The replacement retirement program includes both defined benefit and defined contribution plans. A portion of the overfunding for the old plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six to eight years.

The impact to net income of the reversion of the salaried retirement plan amounted to net expense of $13.7 million in the first quarter of 2008. This net expense resulted from the recognition of $20 million of federal excise tax that was levied on the gross amount of cash returned to the Company, net of the recognition of previously deferred settlement gains of $6.3 million dollars as discussed above. The $100 million in gross proceeds from the reversion generated a tax gain that has been fully offset against our existing net operating loss ("NOL") carryforwards. Taking into account the cost of all retiree benefits, both pension and OPEB, total expected income to be recognized in 2008, other than curtailment gains and losses and excluding potential changes in actuarial assumptions, is expected to be approximately $15 million - the same amount as in 2007.

The benefits associated with one of our OPEB plans will expire in the third quarter of 2008 and we expect to recognize a curtailment gain of $30.2 million at that time.

Excluding an hourly pension plan of MP Pumps, which was included with the sale of the business, we expect to make contributions of $0.2 million to our pension plans in 2008.

11. Guarantees and Warranties

A portion of accounts receivable at our Brazilian, European, and Indian compressor subsidiaries are sold with limited recourse and without recourse at a discount. Our Brazilian subsidiary also sells portions of its accounts receivable with recourse. The amount of these receivables sold at June 30, 2008 and December 31, 2007 and excluded from our balance sheet were $70.4 million and $79.2 million, respectively. We estimate the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating profit (loss) and allowance for doubtful accounts.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Changes in the carrying amount and accrued product warranty costs for the six months ended June 30, 2008 and 2007 are summarized as follows:

                                            Six Months   Six Months
                                            Ended June   Ended June
(Dollars in millions)                        30, 2008     30, 2007
                                            ----------   ----------
Balance at January 1                          $ 9.7        $26.2
   Settlements made (in cash or in kind)       (3.0)        (6.8)
   Current year accrual                         3.5          5.4
   Adjustments to preexisting warranties       (0.3)        (1.7)
   Effect of foreign currency translation       0.2          0.5
   Reclassification to held for sale*            --         (2.6)
   Sale of MP Pumps                            (0.1)          --
   Other**                                       --         (0.4)
                                              -----        -----
Balance at June 30                            $10.0        $20.6
                                              =====        =====

* At June 30, 2007, balances for the Electrical Components business were removed from our consolidated balance sheet and reclassified as held for sale.

** At March 31, 2007, balances for TMT Motoco, our former Brazilian engine manufacturing facility, were removed from our consolidated balance sheet.

At June 30, 2008, $9.0 million was included in current liabilities and $1.0 million was included in non-current liabilities.

12. Debt

On March 20, 2008, we terminated our previous $75 million First Lien Credit Agreement and entered into a $50 million Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and J.P. Morgan Securities Inc. as sole lead arranger. The agreement provides us with a $50 million revolving line of credit expiring on March 20, 2013. The agreement contains certain covenants, including a minimum fixed charge ratio, which would apply only if liquidity, as defined by the credit agreement, were to fall below a specified level. As of June 30, 2008, we had no borrowings outstanding against this agreement, and our level of liquidity was such that the covenants did not apply. We paid $1.6 million in fees associated with the new agreement, which were capitalized and will be amortized over the term of the agreement. $1.4 million in fees associated with the previous First Lien Credit Agreement were expensed as interest cost upon its termination.

Although we have terminated our former Second Lien Credit Agreement, the former lender still possesses a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued as of the date of issuance at $7.3 million or $5.29 per share, expires in April of 2012. The costs associated with this warrant, while originally accounted for as additional interest to be expensed over the remaining terms of the credit agreement, were expensed as interest cost upon full repayment of the debt in the third quarter of 2007.

In addition to our North American credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

which provide advantageous lending rates. Our borrowings under these arrangements totaled $69.5 million at June 30, 2008. Our weighted average interest rate for all borrowings was 9.7% at June 30, 2008.

At June 30, 2008, we had outstanding letters of credit of $6.4 million and the capacity for borrowings under the borrowing base formula of $34.3 million in the U.S. and $98.5 million in foreign jurisdictions under our U.S. credit agreement.

13. Environmental Matters

We are involved in a number of environmental sites where we are either responsible for or participating in a cleanup effort. We had accrued $3.0 million at both June 30, 2008 and December 31, 2007 for environmental remediation. Although the majority of these liabilities are associated with our Engine & Power Train business segment, which we sold during 2007, we have retained any liabilities that may arise in connection with these locations. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their magnitude and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

For additional information on our potential environmental liabilities, including the Sheboygan River and Harbor Superfund and Hayton Area Remediation Project sites, see Note 11 to the Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

14. Income Taxes

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

For the three and six month periods ended June 30, 2008, we reported loss from continuing operations in U.S. jurisdictions, and income in discontinued operations and other comprehensive income ("OCI"). Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes between continuing operations, discontinued operations and OCI. The consolidated condensed statement of operations reflects a $0.4 million income tax benefit from continuing operations for the three months ended June 30, 2008 and a $0.8 million income tax expense from continuing operations for

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

the six months ended June 30, 2008. The tax expense for the six month period relates primarily to state and foreign income taxes. The foreign income tax expense includes expense in several jurisdictions and a benefit for Brazilian income taxes, which results from the allocation of taxes between the loss in continuing operations and income in OCI.

The receipt of $100 million in gross proceeds from the reversion of our salaried retirement plan in the first quarter of 2008 generated a tax gain that was fully offset by our NOL carryforwards.

At June 30, 2008 and December 31, 2007, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions in which we believe it is not more likely than not that the deferred taxes will be realized.

We have open tax years from primarily 2004 to 2007, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2002 have been examined by the Internal Revenue Service. Our 2003 and 2004 U.S. federal income tax returns are currently under review.

15. Commitments and Contingencies

A nationwide class-action lawsuit filed against us and other defendants alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. In April of 2008, the court issued a written opinion dismissing the complaint but subject to the ability to re-plead certain claims. In July, 2008, the plaintiffs re-filed a class action complaint in Illinois and have filed new class action complaints in federal courts in New Jersey and California asserting claims on behalf of consumers in each of those states with respect to lawnmower purchases from January 1, 1994 to the present. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

The purchaser of our former Engine & Power Train business has sought a working capital adjustment of $20.0 million. Both parties have engaged financial experts and are exchanging information in the pre-arbitration phase of this matter. It is not possible at this time to reasonably estimate the final amount of the working capital adjustment, if any, but the amount could be material to our financial position, consolidated results of operations and cash flows.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

16. Impairments, Restructuring Charges, and Other Items

We recorded expense of $3.3 million and $3.8 million in impairments, restructuring charges, or other items in the three and six months ended June 30, 2008, respectively. A summary of these charges (gains) is as follows:

                                                                          Three Months     Six Months
                                                                             Ended           Ended
(Dollars in millions)                                                    June 30, 2008   June 30, 2008
                                                                         -------------   -------------
Excise tax expense on proceeds from salaried retirement plan reversion        $ --          $ 20.0
Curtailment loss, hourly pension plan                                           --             3.9
Severance, restructuring costs, and special termination benefits               3.3             5.9
Curtailment gain, hourly OPEB plan                                              --           (19.1)
Settlement gain, salaried retirement plan                                       --            (6.3)
Gain on sale of Dundee, Michigan facility                                       --            (0.6)
                                                                              ----          ------
Total impairments, restructuring charges, and other items                     $3.3          $  3.8
                                                                              ====          ======

The expense of $3.3 million recorded in the three months ended June 30, 2008 was as a result of severance and restructuring costs from previously announced actions recognized at our North American ($1.6 million), European ($0.9 million) and Brazilian ($0.8 million) locations during the quarter. For the six months ended June 30, 2008, these restructuring costs amounted to $3.0 million, $0.9 million, and $2.0 million for North America, Europe, and Brazil respectively.

We recorded $1.7 million in impairments, restructuring charges, and other items in the three and six months ended June 30, 2007. These charges related to reductions in force executed during the second quarter of 2007 across several of our business units.

17. Recently Issued Accounting Pronouncements

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

Classification and Measurement of Redeemable Securities

On May 1, 2008, the SEC staff announced revisions to EITF Topic D-98, "Classification and Measurement of Redeemable Securities" ("Topic D-98"). Among other things, the revisions 1) clarified that the guidance applies to noncontrolling interests, 2) outlined the SEC's views on the interaction between Topic D-98 and SFAS 160, "Noncontrolling Interests in Consolidated Financial

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Statements," and 3) clarified other provisions of Topic D-98. These revisions are not expected to have an impact on our financial statements or results of operations.

18. Share-Based Compensation Arrangements

In the first quarter of 2008, we approved a new Long-Term Incentive Cash Award Plan for members of our senior management. The plan authorizes two types of incentive awards, both of which are based upon our Class A shares; stock appreciation rights ("SARs") and phantom stock shares. We granted all the SARs and phantom stock shares associated with the plans on March 4, 2008, and none will vest or expire during the current year. Both types of awards are settled in cash.

The SARs vest in equal amounts on the first, second, and third anniversaries of the grant date, and expire seven years from the grant date. The phantom stock shares vest in full on the third anniversary. In the aggregate, we had 147,377 phantom stock shares and 434,932 SARs outstanding as of June 30, 2008. The phantom stock shares had an initial grant date value of $28.82 and the SARs, which are the economic equivalent of options, were valued as of the grant date at $15.61 using a Black-Scholes model and a strike price of $28.82. The assumptions used in the Black-Scholes model included a risk-free interest rate of 3.37%, a dividend yield of 0%, an expected life of seven years and a volatility of 51.18%.

Our liability with regard to these awards will be remeasured for each quarterly reporting period. The value of the phantom stock shares is determined by comparing the closing stock price on our Class A common stock on the last day of the quarter to the initial grant date value of $28.82. At June 30, the closing stock price on our Class A common stock was $32.78. We measure the fair value of each SAR, also on the last day of the quarter, using a Black-Scholes model, and compare that result to the original calculated value of $15.61. At June 30, this calculation yielded a value per SAR of $19.36.

As both the SARs and the phantom stock shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the three-year vesting period of the awards. Total compensation expense related to the plan for the three and six months ended June 30, 2008 was $1.1 million and $1.5 million respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized liability as calculated at June 30, 2008 was $11.8 million.

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

Executive Summary

Until 2007, our business was focused upon three activities: hermetically sealed compressors, small gasoline engine and power train products, and fractional horsepower motors. Over the course of 2007, we successfully executed a strategy to divest operations that we did not consider to be core to our ongoing business strategy. To that end, we sold the Residential & Commercial, Asia Pacific and Automotive & Specialty portions of our Electrical Components business, and also sold our Engine & Power Train business (with the exception of TMT Motoco, our former Brazilian engine facility, which was subject to a judicial restructuring and is in the process of finalizing its liquidation). The remaining portion of our Electrical Components business is included with assets held for sale. We also completed the sale of MP Pumps, a business not associated with any of our major business segments. As a result of these initiatives, we are now primarily focused on our global compressor business.

The compressor business is characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Accordingly, an increasing portion of our manufacturing presence is in international locations. During 2007, approximately 80% of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India (which comprise approximately 41%, 28% and 11% of total compressor final assembly, respectively). Similarly, approximately 80% of our sales in 2007 were to destinations outside North America. Accordingly, our consolidated financial results are increasingly sensitive to changes in foreign currency exchange rates. Changes in the Brazilian real have been especially adverse to our results of operations; during 2007, the Brazilian real strengthened by 17.2%, and in the period from January 1, 2007 to June 30, 2008 the real strengthened by 25.5%. Recent movement in the euro and the Indian rupee have also had an unfavorable effect on our results of operations, strengthening 16.1% and 2.7% respectively against the dollar since the beginning of 2007. We have developed strategies to mitigate or partially offset these impacts, primarily hedging where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to the real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.

Our foreign manufacturing operations are subject to many other risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions.

Due to the high material content of copper and steel and, to a lesser extent, aluminum in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices have increased very rapidly during 2007 and 2008. Due to competitive markets, we are typically not able to quickly recover all of these cost increases through price increases or other cost savings. From January 1, 2007 through June 30, 2008, the price of copper increased by approximately

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

36.5%. Steel prices have doubled over the same time frame, with the majority of the increase (86.2%) occurring in the first half of 2008; we expect further substantial increases in the second half of the year. While we have been proactive in addressing the volatility of these costs, including executing forward purchase contracts to cover in excess of 50% of our anticipated copper requirements for the remainder of 2008, continued rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel.

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

Upon completion of the divestitures of the business operations discussed above, we eliminated all our North American debt. Accordingly, consolidated interest expense for our business, including amounts allocated to both continuing and discontinued operations, in the foreseeable future will be substantially reduced. However, challenges remain with respect to our ability to generate appropriate levels of liquidity via results of operations, particularly those driven by currency exchange and commodity pricing as discussed above. With expected further weakness of the U.S. dollar versus key currencies such as the Brazilian real and the euro we expect that we will generate a limited amount of cash from normal operations until further restructuring activities are implemented or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we have negotiated a new financing arrangement for our North American based activities, although we have not drawn upon that line due to our favorable liquidity position. In addition, we are generating other sources of cash through activities such as the termination and reversion of our vastly over-funded pension plans and collection of refundable non-income taxes in Brazil. While we believe that these and other activities will produce adequate liquidity to implement our business strategy over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions continue to deteriorate. We anticipate that we will continue to maintain our cash balances as an effective source of liquidity given the condition of current credit markets, low levels of cash production from normal operations and uncertain conditions regarding the overall global economy. In addition, while our business dispositions have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. While we believe we have adequately provided for such contingent liabilities

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

based on currently available information, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.

For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see "Other Matters - Adequacy of Liquidity Sources," "Outlook," and "Cautionary Statements Relating To Forward-Looking Statements" below.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

THREE MONTHS ENDED JUNE 30,
(dollars in millions)                                    2008      %       2007      %
                                                        ------   -----    ------   -----
Net sales                                               $273.8   100.0%   $297.0   100.0%
Cost of sales                                            240.3    87.8%    261.4    88.0%
                                                        ------            ------
Gross margin                                              33.5    12.2%     35.6    12.0%
Selling and administrative expenses                       34.3    12.5%     34.8    11.7%
Impairments, restructuring charges, and other items        3.3     1.2%      1.7     0.6
                                                        ------            ------
Operating loss                                            (4.1)   (1.5%)    (0.9)   (0.3%)
Interest expense                                          (6.2)   (2.3%)   (10.8)   (3.6%)
Interest income and other, net                             3.3     1.2%      1.6     0.5%
                                                        ------            ------
(Loss) income from continuing operations before taxes     (7.0)   (2.6%)   (10.1)   (3.4%)
Tax benefit                                               (0.4)    0.2%     (2.7)    0.9%
                                                        ------            ------
Loss from continuing operations                          ($6.6)   (2.4%)   ($7.4)   (2.5%)
                                                        ======            ======

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Consolidated net sales from continuing operations in the second quarter of 2008 decreased to $273.8 million from $297.0 million in 2007. After consideration for the effect of currency translation, which increased sales in U.S. dollars by $27.8 million, sales declined by $51.0 million. Sales for refrigeration & freezer applications declined by $25.9 million, associated primarily with a downturn in market volumes as well as market share, most substantially in North America and Europe. As was the case in the first quarter of 2008, some of these declines in market share were deliberate, in instances where profit margins were unacceptable due to the declining value of other currencies against the Brazilian real. This decline was offset by a $2.7 million increase in sales of compressors for air conditioning and commercial applications. For these applications, price increases and currency effects more than offset declines in unit volumes due to softer economic conditions, cooler weather in many of our markets and lower shipments to customers in light of higher inventory balances.

Cost of sales was $240.3 million in the three months ended June 30, 2008, as compared to $261.4 million in the three months ended June 30, 2007. As a percentage of net sales, cost of sales was 87.8% and 88.0% in the second quarters of 2008 and 2007, respectively. Although the gross margin as a percentage of sales improved slightly over the same period of 2007, in dollar terms it represented a decline of $2.1 million to 2008 operating profit when compared to the same period of 2007, declining from $35.6 million in 2007 to $33.5 million in 2008.

Current year margin was favorably impacted by selling price advances of $17.7 million. However, as discussed above, volumes declined substantially when compared to the second quarter of 2007. These declines were partially offset by an improved mix of higher-margin product, but the net impact of these factors resulted in a decline of $13.9 million in 2008 when compared to 2007 results. Gains in

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

productivity, purchasing savings and other improvements of $10.5 million were offset by the effects of a weakening U.S. dollar ($9.6 million) and higher commodity costs ($6.8 million).

Selling, general and administrative ("SG&A") expenses were $34.3 million in the three months ended June 30, 2008 as compared to $34.8 million in the three months ended June 30, 2007. As a percentage of net sales, SG&A expenses were 12.5% and 11.7% in the second quarters of 2008 and 2007, respectively. Despite expenditures of approximately $3.9 million in the second quarter of 2008 for one-time professional fees, which included consulting services for strategic planning and legal fees for corporate governance issues, we nonetheless achieved a $3.8 million reduction in professional fees incurred for one-time projects when compared to the second quarter of 2007. This improvement was offset by $3.3 million in increased administrative costs; this included $2.1 million in losses recognized in our income statement for currency forward contracts undertaken at our Indian facilities that are not afforded hedge accounting treatment, as the rupee weakened against the U.S. dollar during the period. The remainder of the increase in administrative cost was largely reflective of costs recognized in continuing operations that were previously allocated to businesses that are now discontinued operations.

We recorded expense of $3.3 million in impairments, restructuring charges, and other items in the three months ended June 30, 2008. These expenses were as a result of severance and restructuring costs from previously announced actions recognized at our North American ($1.6 million) European ($0.9 million) and Brazilian ($0.8 million) locations during the quarter. We recorded $1.7 million in impairments, restructuring charges, and other items in the three months ended June 30, 2007; these charges were the result of reductions in force at multiple locations.

Interest expense amounted to $6.2 million in the second quarter of 2008 compared to $10.8 million in the second quarter of 2007. The higher interest cost in 2007 was partly reflective of the $2.1 million in amortization of capitalized debt amendment costs in the period. The remainder of the reduction in interest costs in 2008 was largely due to the lower levels of discounted accounts receivable in the current year. Interest income and other, net was $3.3 million in the second quarter of 2008 compared to $1.6 million in the second quarter of 2007. The increase was due to the higher levels of cash and short-term investments held in 2008.

Our results of operations reflect a $0.4 million income tax benefit from continuing operations for the second quarter of 2008 and a $2.7 million income tax benefit from continuing operations for the second quarter of 2007. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," and are applied on a jurisdiction by jurisdiction basis. For the three month period ended June 30, 2008, we reported a loss from continuing operations in U.S. jurisdictions, and net income in discontinued operations and other comprehensive income ("OCI"). Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes between continuing operations, discontinued operations and OCI.

In the U.S., Brazil, and India, we have substantial net operating losses ("NOL's"), for which valuation allowances have been recorded. As a result, future taxable income in these jurisdictions will not result in tax expense for the foreseeable future. The prior year reflects tax benefits in the statement of operations and tax expense in other comprehensive income.

Since we pay taxes in various states there is also an expense recorded in the U.S. that is related to state tax liabilities, including state tax expense that is recorded in discontinued operations.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the factors described above, net loss from continuing operations in the second quarter of 2008 was $6.6 million ($0.36 per share basic and diluted) as compared to net loss of $7.4 million ($0.40 per share basic and diluted) in the second quarter of 2007.

SIX MONTHS ENDED JUNE 30,
(dollars in millions)                                    2008      %       2007      %
                                                        ------   -----    ------   -----
Net sales                                               $549.0   100.0%   $586.3   100.0%
Cost of sales                                            469.9    85.6%    516.1    88.0%
                                                        ------            ------
Gross margin                                              79.1    14.4%     70.2    12.0%
Selling and administrative expenses                       65.9    12.0%     68.9    11.8%
Impairments, restructuring charges, and other items        3.8     0.7%      1.7     0.3%
                                                        ------            ------
Operating profit (loss)                                    9.4     1.7%     (0.4)   (0.1%)
Interest expense                                         (13.5)   (2.5%)   (16.6)   (2.8%)
Interest income and other, net                             5.1     0.9%      3.3     0.6%
                                                        ------            ------
Income (loss) from continuing operations before taxes      1.0     0.1%    (13.7)   (2.3%)
Tax expense (benefit)                                      0.8    (0.1%)    (3.3)    0.6%
                                                        ------            ------
Income (loss) from continuing operations                $  0.2      **    ($10.4)   (1.7%)
                                                        ======            ======

**   Less than 0.1%

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Consolidated net sales from continuing operations in the first two quarters of 2008 decreased to $549.0 million from $586.3 million in 2007. After consideration for the effect of currency translation, which increased sales in U.S. dollars by $60.3 million, compressor sales declined by $97.6 million. Sales of compressors used in commercial applications increased by $17.4 million; these increases were primarily the result of pricing advances and currency impacts. These increases in sales were offset by dollar volume declines in sales of compressors used in refrigeration & freezer applications of $46.4 million, associated primarily with a downturn in market volumes as well as market share, most substantially in North America and Europe. A portion of these declines in market share were deliberate, where certain products or markets yielded unacceptable profit margins, in many cases due to the declining value of other currencies against the Brazilian real. Sales of compressors for air conditioning applications and all other applications also declined by $8.3 million.

Cost of sales was $469.9 million in the six months ended June 30, 2008, as compared to $516.1 million in the same period of 2007. As a percentage of net sales, cost of sales was 85.6% and 88.0% in the first six months of 2008 and 2007, respectively. Although sales volumes have declined, gross margin contributed an additional $8.9 million to 2008 year-to-date operating profit when compared to the same period of 2007, improving from $70.2 million in 2007 to $79.1 million in 2008.

Current year margin was favorably impacted by selling price advances of $25.7 million. Gains in productivity, purchasing costs and other improvements of $15.7 million as well as gains on the sale of an airplane and our former airport facility of $4.2 million were somewhat offset by increased expense for the weakening of the U.S. dollar ($15.0 million) and higher commodity costs ($9.3 million). In addition, although an improved mix of higher-margin product contributed favorably to 2008 year-to-date

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

results, this favorable mix was not sufficient to fully offset volume declines, resulting in a net reduction to 2008 margin of $12.4 million.

Selling, general and administrative ("SG&A") expenses were $65.9 million in the first two quarters of 2008 as compared to $68.9 million in the six months ended June 30, 2007. As a percentage of net sales, SG&A expenses were 12.0% and 11.8% in 2008 and 2007, respectively. While we incurred approximately $6.1 million in 2008 for one-time professional fees, which included consulting services for strategic planning and legal fees for corporate governance issues, we nonetheless achieved an $8.9 million reduction in professional fees incurred for one-time projects when compared to 2007. This improvement was offset by $5.9 million in increased administrative costs, which included $2.0 million in losses recognized in the Company's income statement for currency forward contracts undertaken at our Indian facilities, as the rupee has weakened against the U.S. dollar during 2008. The remainder of the increase in administrative cost is primarily reflective of costs recognized in continuing operations that were previously allocated to businesses that are now discontinued operations.

We recorded expense of $3.8 million in impairments, restructuring charges, and other items in the six months ended June 30, 2008. This included $20.0 million in excise tax expense on the proceeds received from the reversion of our former salaried retirement plan, and a curtailment loss on our hourly pension plan of $3.9 million. We also recorded expense of $5.9 million related to severance costs for previously announced on-going restructuring activities at our North American ($3.0 million) Brazilian ($2.0 million) and European ($0.9 million) locations. Offsetting these expenses were a curtailment gain on our hourly OPEB plans ($19.1 million) due to reductions in future service cost related to the impending closure of our manufacturing operations in Tecumseh, Michigan, a settlement gain on the sale of annuity contracts for our former salaried retirement plan ($6.3 million), and a gain on the sale of our facility in Dundee, Michigan ($0.6 million). We recorded $1.7 million in impairments, restructuring charges, and other items in the six months ended June 30, 2007; these charges were the result of reductions in force at multiple locations.

Interest expense amounted to $13.5 million through June 30, 2008 compared to $16.6 million in the six months ended June 30, 2007. A portion of the 2008 expense was attributable to the amortization of $1.4 million in capitalized debt amendment costs associated with our former First Lien credit agreement, which were expensed in the first quarter of 2008 upon its termination. The amortization of capitalized debt amendment costs accounted for interest expense of $3.4 million in 2007. Aside from these factors, the lower levels of discounted accounts receivable over the course of 2008 have contributed to the reduction in interest costs.

Interest income and other, net was $5.1 million in the first six months of 2008 compared to $3.3 million in the same period of 2007. The increase was due to the higher levels of cash and short-term investments held in 2008, primarily in the second quarter.

Our results of operations reflect a $0.8 million income tax expense from continuing operations for the six months ended June 30, 2008 and a $3.3 million income tax benefit from continuing operations for the six months ended June 30, 2007. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," and are applied on a jurisdiction by jurisdiction basis. Through June 30, 2008, we reported loss from continuing operations in U.S. jurisdictions, and income in discontinued operations and other comprehensive income. Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes between continuing operations, discontinued operations and OCI. The tax expense for the six month period ended June 30, 2008 related primarily to state and foreign income taxes. The

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

foreign income tax expense includes expense in several jurisdictions and a benefit for Brazilian income taxes, which results from the allocation of taxes between the loss in continuing operations and income in OCI. In the U.S., Brazil, and India, we have substantial NOL's, for which valuation allowances have been recorded. As a result, future taxable income in these jurisdictions will not result in tax expense for the foreseeable future. The prior year reflects tax benefits in the statement of operations and tax expense in other comprehensive income.

Since we pay taxes in various states there is also an expense recorded in the U.S. that is related to state tax liabilities, including state tax expense that is recorded in discontinued operations.

After considering the factors outlined above, net income from continuing operations for the six months ended June 30, 2008 was $0.2 million ($0.01 per share basic and diluted) as compared to net loss of $10.4 million ($0.56 per share basic and diluted) for the same period of 2007.

OTHER MATTERS

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In general, our principal current sources of liquidity are cash flows from operating activities, when available, borrowings under available credit facilities, and cash on hand representing proceeds of last year's sales of non-core businesses and over-funded pension plan reversions. For the remainder of 2008 and 2009, we also expect the recovery of non-income taxes in Brazil to generate substantial liquidity.

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

Cash Flow

For the first six months of 2008, cash provided by operations amounted to $79.7 million. The most significant elements of this increase in cash were the net proceeds of $80.0 million realized from the reversion of our salaried retirement plan and net income of $26.0 million. In contrast, accounts receivable increased by $23.7 million from the beginning of the year. A portion of the increase was the result of a reduction of $8.8 million in the amount of discounted receivables across the two periods, which increased the net receivables recorded on our balance sheet at June 30. The effects of currency exchange also increased the balance by $4.3 million from the beginning of the year. The remainder of the increase in the accounts receivables balance was reflective of the greater sales volumes in June when compared to December. On the other hand, when evaluating days to collection for outstanding receivables, there was an improvement of five days to collection as of June 30, 2008 when compared to the end of 2007. The days sales outstanding ("DSO") for compressors decreased from 57 at the end of the year to 52 at June 30 (before consideration for discounted accounts receivable), due to a change in the composition of customer sales in outstanding receivables.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inventories increased by $8.5 million since the beginning of the year. The higher levels reflect an increase in days inventory on hand of seven days, which was largely attributable to delayed shipping of product as a result of a strike in the harbors in France. The increase was also due to currency exchange rate impacts of approximately $6.4 million. Accounts payable and other accrued expenses and liabilities also increased since December 31, 2007 (up $30.3 million). These increases were attributable to increases in trade payables related both to a seasonal increase and to the effects of foreign currency exchange rates.

In evaluating balance sheet metrics, we consider the days sales outstanding and days inventory on hand metrics to be more relevant when comparing year-over-year periods than when comparing the current period to year-end, as it removes any seasonality of our sales patterns from the comparison. When comparing sales patterns for the compressor business, average days sales outstanding were 52 days at June 30, 2008 versus 64 days at June 30, 2007, before giving effect to receivables sold. Compressor days inventory on hand were 63 days at June 30, 2008, up from 52 days at June 30, 2007, largely due to the French harbor strike, inventory bank builds as we continue to consolidate manufacturing facilities, and the effects of currency translation.

Cash provided by investing activities was $12.3 million in the first six months of 2008 versus cash used in investing activities of $3.4 million for the same period of 2007. $22.6 million in proceeds were received from the sale of assets during 2008, while $2.0 million in proceeds were recorded in the first six months of 2007. Asset sales in 2008 included MP Pumps for net initial cash proceeds of $14.2 million ($14.6 million less up-front expenses of $0.4 million), an airplane for $3.4 million, our Dundee, Michigan facility for $1.6 million, our Shannon, Mississippi facility for $1.2 million, excess equipment for $1.4 million, and our airport facility for $0.8 million.

Cash provided by financing activities was $0.9 million in the first six months of 2008 as compared to cash used of $1.5 million in the comparable period of 2007. The change in 2008 was due to fluctuations in borrowing at foreign facilities.

Credit Facilities and Cash on Hand

In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our North American credit agreement and foreign bank debt to fund our capital expenditures and working capital requirements. For the six months ended June 30, 2008 and the full year ended December 31, 2007, our average outstanding debt balance was $69.3 million and $210.2 million, respectively. The weighted average long-term interest rate was 9.7% and 8.9% at June 30, 2008 and December 31, 2007, respectively.

On March 20, 2008, we terminated our previous First Lien Credit Agreement and entered into a $50 million First Lien Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and J.P. Morgan Securities Inc. as sole lead arranger. The agreement provides us with a $50 million revolving line of credit expiring on March 20, 2013. The agreement contains certain covenants, including a minimum fixed charge ratio, which would apply only if liquidity, as defined by the credit agreement, were to fall below a specified level. As of June 30, 2008, we had no borrowings outstanding against this agreement, and our level of liquidity was such that the covenants did not apply.

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

In addition to our North American credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $69.5 million at June 30, 2008.

At June 30, 2008, we had cash and short-term investments in North America of approximately $111.4 million, outstanding letters of credit of $6.4 million and the capacity for borrowings under the borrowing base formula of $34.3 million in the U.S. and $98.5 million in foreign jurisdictions under our U.S. credit agreement.

Accounts Receivable Sales

Our Brazilian, European, and Indian subsidiaries periodically sell their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $70.4 million and $79.2 million as of June 30, 2008 and December 31, 2007, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future.

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

As a result of the sale of the majority of the Electrical Components business and the Engine & Power Train business, we completely eliminated our North American debt in the fourth quarter of 2007. Accordingly, we expect our consolidated interest expense in the future to be substantially reduced. Based on the amount of our North American debt prior to the sale of those businesses, we expect that its elimination will reduce our annualized interest expense, including amounts recognized in both continuing and discontinued operations, by approximately $22 million. However, challenges will remain with respect to our ability to generate appropriate levels of liquidity from operations, particularly those driven by currency exchange and commodity pricing as discussed above. With expected further weakness of the U.S. dollar versus key currencies such as the Brazilian real and the euro we expect that we will generate a limited amount of cash until further restructuring activities are implemented, or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we have negotiated a new financing arrangement for our North American based activities. In addition, we are generating other sources of cash through various activities as noted below.

We are in the process of finalizing the tax audit of our 2003 year, the resolution of which is expected to result in the refund of federal income taxes previously paid of approximately $13.9 million. Receipt of such proceeds is dependent upon final resolution of this audit, the principal issue in which is the timing of a deduction. Given that the IRS is currently disputing the timing of the deduction, the timing of the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expected refund is uncertain. We continue to believe that we will prevail in this matter and we have hired legal counsel to pursue this refund.

We have successfully executed a conversion of our salaried retirement plan to a new retirement program, which includes both defined benefit and defined contribution plans. This conversion yielded net cash to the Company in 2008 of approximately $80 million. The net proceeds were higher than we previously expected because the old plan was able to purchase annuities to fund its future obligations for a lower premium than we had estimated, due in part to the final actuarial assumptions being more favorable than those we used for purposes of our original estimate. The arrangements we have made will fully secure the benefits payable under the old plan and will also fund the new plans, without additional annual contributions, for approximately six to eight future years.

In the fourth quarter of 2007 we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we will also be executing a reversion of our hourly pension plan. At December 31, 2007, this plan reported approximately $90 million in overfunding. We expect that the conversion of this plan will make net cash available of approximately $35 to $45 million. The timing of the distribution is dependent on the length of time needed to meet IRS distribution requirements, and is currently expected to take place in 2009.

As part of addressing our liquidity needs, we made substantially lower levels of capital expenditures in 2007, and expect to continue that trend in 2008. Looking ahead, we expect capital expenditures in 2008 and beyond to remain at levels far less than historical averages, due to the elimination of non-core businesses and due to a shift away from capital intensive vertical integration to higher levels of outside sourcing of components from suppliers located in low cost countries. We currently estimate that capital expenditures for 2008 will range from $20 to $25 million.

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

We had accrued $3.0 million at both June 30, 2008 and December 31, 2007 for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

In the first quarter of 2008, we adopted a share-based cash compensation plan. This plan requires us to begin applying FASB Statement 123R, "Share Based Payments" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including our grants of SARs, which are the economic equivalents of employee stock options, to be recognized in the financial statements as compensation expense based upon the fair value on the date of grant. We determined the fair value of these awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of the SARs, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our common stock and that of an index of companies in our industry group. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon our history of not having issued a dividend since the second quarter of 2005 and management's current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value. For further discussion of this share-based compensation plan, see Note 17, "Share-Based Compensation Arrangements," to the consolidated condensed financial statements.

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

The outlook for the third and fourth quarters of 2008 is subject to many of the same variables that negatively impacted us in the first two quarters and throughout 2007. Commodity costs, key currency rates, weather and the overall growth rates of the respective economies around the world are all important to future performance. Overall, we do not expect these factors to become any more favorable in the foreseeable future. Certain key commodities, including steel and copper, continue to trade at elevated levels compared to recent history. From January 1, 2007 through June 30, 2008, the spot price of copper increased by approximately 36.5%; in the six months since the beginning of 2008 alone, copper spot prices have increased by 28.5%. As of June 30, 2008, we held more than 52% of our total projected copper requirements for the remainder of 2008 in the form of forward purchase contracts, which will provide us with substantial (though not total) protection from further price increases during the year but also will detract from our ability to benefit from any price decreases. In addition, we expect the cost of aluminum, steel and other purchased materials to be more costly in 2008 versus 2007. As of June 30, 2008, aluminum costs had risen by 32.5% when compared to January 1, 2008 and steel costs had risen by 86.2% since the beginning of this year and by 100.0% when compared to January 1, 2007. Increases in the price of steel are particularly detrimental to our profitability, as there is currently no well-established market for hedging the cost of steel. In the aggregate, and after consideration for the recent rapid escalation in steel costs, we expect the total 2008 cost of our purchased materials for the full year, including the impact of our hedging activities, to be approximately $50 million more than the prior year, depending on commodity cost levels in the second half of 2008. As a partial means of addressing the escalating costs of commodities, we have implemented price increases which will take effect during various times over the remainder of this year.

The Brazilian real and the euro continue to strengthen against the dollar, and as of June 30, 2008 had strengthened 10.1% and 7.3% respectively since the beginning of 2008, and 25.5% and 16.1% respectively since the beginning of 2007. While we have considerable forward purchase contracts to cover our exposure to additional fluctuations in value during the year, we expect the strengthening of foreign currencies, after giving consideration to our contracts, will have a negative financial impact of approximately $19 million when compared to 2007.

We are also concerned about maintaining our expected level of sales volumes, particularly in light of current global economic conditions. Volumes in the first quarter of 2008 were consistent with our expectations; as anticipated, we began to see a slowdown when compared to prior quarters. This trend continued at an accelerated pace in the second quarter of the year. If a greater-than-expected decline in volume occurs in our key markets, this could have an adverse effect on our current outlook.

As part of our efforts to offset these worsening conditions, to improve profitability and reduce the consumption of capital resources, our plans for 2008 include price increases as needed to cover our increased input costs, additional cost reduction activities including, but not limited to, further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms, and revised sourcing plans. Included with these plans is our recently completed initiative to close one of

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

our U.S. operating facilities located in Tecumseh, Michigan. The closure is expected to reduce annual costs by $5.6 million. We are also continuing to evaluate our corporate infrastructure in relation to the level of business activity that remains now that the majority of our restructuring programs are completed. Such actions could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results. In addition, although the we incurred approximately $6.1 million through the first six months of 2008 for one-time professional fees, which included consulting services for strategic planning and legal fees for corporate governance issues, we nonetheless achieved a $8.9 million year to date reduction in professional fees incurred for one-time projects when compared to 2007 We expect this trend to continue, and currently estimate a reduction of $10.0 million in one-time professional fees in 2008 compared to 2007; however, additional costs that we may need to incur for corporate governance issues could detract from those savings. For further discussion of issues impacting our liquidity and cash flows, refer to "Adequacy of Liquidity" elsewhere in Part 1,
Item 2.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) our ability to maintain adequate liquidity in total and within each foreign operation; ii) the success of our ongoing effort to bring costs in line with projected production levels and product mix; (iii) weather conditions affecting demand for replacement products; iv) availability and cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation; v) financial market changes, including fluctuations in interest rates and foreign currency exchange rates;
vi) actions of competitors; vii) changes in business conditions and the economy in general in both foreign and domestic markets; viii) the effect of terrorist activity and armed conflict; ix) economic trend factors such as housing starts;
x) emerging governmental regulations; xi) the ultimate cost of resolving environmental and legal matters; xii) our ability to profitably develop, manufacture and sell both new and existing products; xiii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xvi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xvii) increased or unexpected warranty claims; and xviii) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices, and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity forward purchasing contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of our policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in our 2007 Annual Report on Form 10-K in Item 7A and in Notes 1 and 13 of the Notes to Consolidated Financial Statements. We do not utilize financial instruments for trading or other speculative purposes. There have been no changes in these policies or procedures during the first six months of 2008.

We are subject to foreign currency exchange exposure for operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries. We do, however, enter into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. Company policy allows management to hedge known receivables or payables and forecasted cash flows up to a year in advance. It is our policy not to purchase financial and/or derivative instruments for speculative purposes. At June 30, 2008 and December 31, 2007, we held foreign currency forward contracts with a total notional value of $237.7 million and $232.7 million, respectively. We have a particularly concentrated exposure to the Brazilian Real. Based on our current level of activity, and excluding any mitigation as the result of hedging activities, we believe that a strengthening in the value of the Real of 0.10 per U.S. dollar negatively impacts our operating profit by approximately $10 million on an annual basis.

We use commodity forward purchasing contracts to help control the cost of traded commodities, primarily copper and, to a lesser extent, aluminum. Company policy allows management to contract commodity forwards for a limited percentage of projected raw material requirements up to 15 months in advance. Commodity contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice has been to accept delivery of the commodities and consume them in manufacturing activities. At June 30, 2008 and December 31, 2007, we held a total notional value of $45.7 million and $64.4 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. Based on our current level of activity, and before consideration for commodity forward purchases, an increase in the price of copper of $100 per metric ton (an increase of 1.5% from 2007 year-end pricing) would adversely affect our annual operating profit by $1.6 million. Given that copper prices increased by 28.5% from January 1 to June 30 of 2008, the annualized impact to our operating profit is approximately $30.4 million before consideration for commodity forward purchases.

We are subject to interest rate risk, primarily associated with our borrowings of $69.5 million at June 30, 2008. Our $50 million North American credit agreement, if we had borrowings against it, would be variable-rate debt. Our current debt consists of variable-rate borrowings by our foreign subsidiaries. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. Based on our debt balances at June 30, 2008, a 1% increase in interest rates would increase interest expense for the year by approximately $0.7 million.

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

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the President and Chief Executive Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, our President and Chief Executive Officer along with our Vice President, Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

Changes In Internal Control Over Financial Reporting

During the three months ended June 30, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations On The Effectiveness Of Controls And Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

A nationwide class-action lawsuit filed against us and other defendants alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. In April of 2008, the court issued a written opinion dismissing the complaint but subject to the ability to re-plead certain claims. In July, 2008, the plaintiffs re-filed a class action complaint in Illinois and have filed new class action complaints in federal courts in New Jersey and California asserting claims on behalf of consumers in each of those states with respect to lawnmower purchases from January 1, 1994 to the present. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

On June 13, 2008, Herrick Foundation, the owner of 25% of our Class B shares, sued Tecumseh Products Company in the Circuit Court for the County of Lenawee, Michigan. The directors of Herrick Foundation are Kent B. Herrick, who is a Tecumseh Products Company director, his father, Todd W. Herrick, and their lawyer, Michael A. Indenbaum. The complaint alleges that the April 4, 2008 amendment to our bylaws, which increased the percentage of Class B shares required to call a special meeting from 50% to 75%, violated Michigan law. Herrick Foundation seeks to have the amendment set aside and also requests the court to order a special meeting of shareholders for the purpose of removing Dr. Peter Banks and Mr. David Risley from our board of directors. We filed a counterclaim against Herrick Foundation alleging that Herrick Foundation's actions violate the settlement agreed to by it and others to end litigation in April 2007. The court refused to grant Herrick Foundation's request for a preliminary injunction, and if the case is unresolved by an agreement between the parties, the parties will proceed with discovery. We believe Herrick Foundation's allegations are without merit and are defending vigorously against them.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)   Exhibit
       Number   Description
      -------   -----------
      3.1       Amended and Restated Bylaws of Tecumseh Products Company as
                amended through April 4, 2008 (incorporated by reference to
                Exhibit 3.1 to registrant's Current Report on Form 8-K filed
                April 8, 2008, File No. 0-452)

      10.1      Stock purchase agreement between Tecumseh Products Company and
                MP Pumps Acquisition Corp. dated as of June 30, 2008
                (incorporated by reference to Exhibit 2 to registrant's Current
                Report on Form 8-K filed July 7, 2008, File No. 0-452)

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

                                        TECUMSEH PRODUCTS COMPANY
                                        (Registrant)


Dated: August 7, 2008                   BY: /s/ JAMES S. NICHOLSON
                                            ------------------------------------
                                            James S. Nicholson
                                            Vice President, Treasurer and
                                            Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)