Form 10-Q
period 2008-09-30
TECUMSEH PRODUCTS CO
filed 2008-11-10
CIK 96831

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

     For the quarterly period ended September 30, 2008

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

     Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                   Accelerated filer [X]

Non-accelerated filer [ ]                     Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class of Stock               Outstanding at September 30, 2008
-------------------------------------   ---------------------------------
Class B Common Stock, $1.00 par value                 5,077,746
Class A Common Stock, $1.00 par value                13,401,938

                                TABLE OF CONTENTS

                                                                             Page
                                                                           --------
Part I. Financial Information (unaudited)
   Item 1. Financial Statements (unaudited)
           Consolidated Condensed Balance Sheets (unaudited) ..........        3
           Consolidated Condensed Statements of Operations (unaudited)         4
           Consolidated Condensed Statements of Cash Flows (unaudited)         5
           Notes to Consolidated Condensed Financial Statements ........       6
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................      23
   Item 3. Quantitative and Qualitative Disclosures About Market Risk ..      40
   Item 4. Controls and Procedures .....................................      42
Part II. Other Information
   Item 1. Legal Proceedings ...........................................      43
   Item 6. Exhibits ....................................................      44
Signatures .............................................................      45
Certification of CEO Pursuant to Section 302 ...........................   Exh 31.1
Certification of CFO Pursuant to Section 302 ...........................   Exh 31.2
Certification of CEO Pursuant to Section 906 ...........................   Exh 32.1
Certification of CFO Pursuant to Section 906 ...........................   Exh 32.2

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

(Dollars in millions, except share data)                                          SEPTEMBER 30,   December 31,
                                                                                      2008           2007
                                                                                  -------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                         $  126.1       $   76.8
   Restricted cash                                                                       14.3            6.8
   Short-term investments                                                                 5.0            5.0
   Accounts receivable, trade, less allowance for doubtful accounts
      of $1.4 in 2008 and $5.7 in 2007                                                  115.2           93.2
   Inventories                                                                          125.9          143.4
   Deferred and recoverable income taxes                                                 26.0           10.7
   Recoverable non-income taxes                                                          77.1           19.5
   Assets held for sale                                                                  20.2           21.9
   Other current assets                                                                  12.2           20.4
                                                                                     --------       --------
         Total current assets                                                           522.0          397.7
Property, plant, and equipment, net                                                     283.8          353.3
Goodwill                                                                                 18.5           20.2
Prepaid pension expense                                                                 129.7          233.4
Deferred and recoverable income taxes                                                      --           13.9
Recoverable non-income taxes                                                             47.2          102.2
Other assets                                                                             40.9           44.2
                                                                                     --------       --------
         Total assets                                                                $1,042.1       $1,164.9
                                                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                                                           $  117.2       $  123.0
   Short-term borrowings                                                                 55.6           59.5
   Liabilities held for sale                                                              2.4            2.6
   Accrued liabilities:
      Employee compensation                                                              32.2           31.1
      Product warranty and self-insured risks                                            14.9           17.2
      Payroll tax                                                                         9.3           10.3
      Fair value of hedge                                                                 9.5             --
      Other postretirement benefits                                                       7.8            7.8
      Reserve for customer rebates                                                        3.5            4.1
      Other                                                                               4.5           13.7
                                                                                     --------       --------
         Total current liabilities                                                      256.9          269.3
Long-term debt                                                                            1.1            3.3
Deferred income taxes                                                                    13.2           10.2
Other postretirement benefit liabilities                                                 32.1           74.3
Product warranty and self-insured risks                                                   8.2           10.0
Pension liabilities                                                                      14.5           14.8
Other non-current liabilities                                                            34.3           37.1
                                                                                     --------       --------
         Total liabilities                                                              360.3          419.0
                                                                                     --------       --------
Stockholders' Equity
   Class A common stock, $1 par value; authorized 75,000,000 shares; issued and
      outstanding 13,401,938 shares in 2008 and 2007                                     13.4           13.4
   Class B common stock, $1 par value; authorized 25,000,000 shares; issued and
      outstanding 5,077,746 shares in 2008 and 2007                                       5.1            5.1
   Paid in capital                                                                       11.0           11.0
   Retained earnings                                                                    565.4          547.9
   Accumulated other comprehensive income                                                86.9          168.5
                                                                                     --------       --------
         Total stockholders' equity                                                     681.8          745.9
                                                                                     --------       --------
         Total liabilities and stockholders' equity                                  $1,042.1       $1,164.9
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                             ------------------   ------------------
(Dollars in millions, except per share data)                   2008       2007      2008      2007
                                                             --------   -------   -------   --------
Net sales                                                     $ 256.2   $ 278.4   $ 805.2   $  864.7
   Cost of sales                                                238.7     244.4     708.6      760.5
   Selling and administrative expenses                           33.7      28.8      99.6       97.7
   Impairments, restructuring charges, and other items           16.2      (0.1)     20.0        1.6
                                                             --------   -------   -------   --------
Operating (loss) income                                         (32.4)      5.3     (23.0)       4.9
   Interest expense                                               7.0       6.6      20.5       23.2
   Interest income and other, net                                 2.7       1.3       7.8        4.6
                                                             --------   -------   -------   --------
(Loss) income from continuing operations before taxes           (36.7)     (0.0)    (35.7)     (13.7)
   Tax (benefit) expense                                         (0.2)     (2.2)      0.6       (5.5)
                                                             --------   -------   -------   --------
   (Loss) income from continuing operations                     (36.5)      2.2     (36.3)      (8.2)
   Income (loss) from discontinued operations, net of tax        23.3     (79.4)     49.1     (174.0)
                                                             --------   -------   -------   --------
Net income (loss)                                            ($  13.2) ($  77.2)  $  12.8  ($  182.2)
                                                             ========   =======   =======   ========
Basic earnings (loss) per share:*
   (Loss) income from continuing operations                     (1.98)     0.12     (1.96)     (0.44)
   Income (loss) from discontinued operations, net of tax        1.27     (4.30)     2.65      (9.42)
                                                             --------   -------   -------   --------
Net income (loss) per share, basic                           ($  0.71)  ($ 4.18)  $  0.69  ($   9.86)
                                                             ========   =======   =======   ========
Diluted earnings (loss) per share:**
   (Loss) income from continuing operations                     (1.98)    0.11      (1.96)     (0.44)
   Income (loss) from discontinued operations, net of tax        1.27    (4.00)      2.65      (9.42)
                                                             --------   -------   -------   --------
Net income (loss) per share, diluted                         ($  0.71) ($ 3.89)   $  0.69  ($   9.86)
                                                             ========   =======   =======   ========
Weighted average shares, basic (in thousands)                  18,480    18,480    18,480     18,480
Weighted average shares, diluted (in thousands)                19,871    19,871    19,871     19,368
                                                             --------   -------   -------   --------
Cash dividends declared per share                             $  0.00   $  0.00   $  0.00   $   0.00
                                                             --------   -------   -------   --------

* Based on 18,479,684 shares issued and outstanding throughout all periods presented.

** On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). Diluted earnings per share for the three months ended September 30, 2007 are therefore calculated based on a total of 19,870,628 shares. For the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007, however, this warrant is not included in diluted earnings (loss) per share, as the effect would be antidilutive due to the losses recorded in continuing operations.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           -----------------
(Dollars in millions)                                                       2008      2007
                                                                           ------   --------
Cash Flows from Operating Activities:
   Net income (loss)                                                       $ 12.8   ($ 182.2)
      Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                       34.6       40.1
         Impairment of long-lived assets and goodwill                        13.4       95.6
         (Gain) Loss on sale of discontinued operations                      (7.9)      47.4
         Gain on disposal of property and equipment                          (3.5)      (3.6)
      Changes in assets and liabilities:
         Accounts receivable                                                (36.9)       8.6
         Inventories                                                          8.0       49.8
         Payables and accrued expenses                                       (2.8)     (32.0)
         Employee retirement benefits                                        34.4      (15.9)
         Deferred and recoverable taxes                                       3.3       (0.8)
         Other                                                              (31.3)     (31.5)
                                                                           ------   --------
            Cash provided by (used in) operating activities                  24.1      (24.5)
                                                                           ------   --------
Cash Flows from Investing Activities:
   Proceeds from sale of assets                                              22.6      205.9
   Capital expenditures                                                      (5.5)      (5.9)
   Change in restricted cash                                                 (7.6)        --
                                                                           ------   --------
            Cash provided by investing activities                             9.5      200.0
                                                                           ------   --------
Cash Flows from Financing Activities:
   Proceeds / (repayments) from First Lien Credit Agreement, net               --      (82.8)
   Debt issuance / amendment costs                                           (1.6)      (2.9)
   Repayment of Second Lien Credit Agreement                                   --     (100.0)
   Other borrowings / (repayments), net                                       0.5      (16.1)
                                                                           ------   --------
            Cash used in financing activities                                (1.1)    (201.8)
                                                                           ------   --------
Effect of exchange rate changes on cash                                      16.8        1.6
                                                                           ------   --------
   Increase (decrease) in cash and cash equivalents                          49.3     (24.7)
Cash and Cash Equivalents:
            Beginning of period                                              76.8       81.9
                                                                           ------   --------
            End of period                                                  $126.1   $   57.2
                                                                           ======   ========
  Supplemental Schedule of Noncash Investing and Financing Activities:
            Warrants issued in conjunction with debt financing                 --   $    7.3
Cash paid (refunds received) for taxes                                       (4.0)       6.0

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

Prior period results of operations have been reclassed to reflect engineering expense as part of selling and administrative ("S&A") expenses; previously, engineering expense was included in cost of sales. The amount of expense reclassed to S&A was $5.5 million and $17.8 million for the three and nine months ended September 30, 2007 respectively.

2. Restricted Cash

Restricted cash as of December 31, 2007 represented cash deposits related to letters of credit. These restrictions were lifted upon the termination of our previous First Lien credit agreement.

As is further discussed in Note 10, a portion of the overfunding for the terminated salaried retirement plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six to eight years. As part of this pre-funding, a fund was established to allow the Company to fund future company contributions to its defined contribution plan. This fund is 100% invested in money market accounts. The balance in this fund is estimated to be more than sufficient to provide all Company contributions for the next seven years. At September 30, 2008, the balance of cash restricted for this purpose was $14.3 million.


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

The net assets of the remaining businesses within the Electrical Components business have been classified as held for sale as of September 30, 2008. The results for Electrical Components for the three and nine month periods ended September 30, 2008 and 2007 are included in the income

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(loss) from discontinued operations.

Following is a summary of pretax loss from discontinued operations related to the Electrical Components business for the three months ended September 30, 2008 and 2007:

                                                           Three Months         Three Months
                                                              Ended                Ended
(Dollars in millions)                                   September 30, 2008   September 30, 2007
                                                        ------------------   ------------------
Net sales                                                     $  9.2              $  81.0
Cost of sales                                                    7.9                 64.7
Selling and administrative expenses                              0.2                  6.5
Impairments, restructuring charges, and other items              1.5                 26.3
                                                              ------              -------
Operating loss                                                  (0.4)               (16.5)
Interest expense, including allocated interest                    --                (21.6)
                                                              ------              -------
Loss from discontinued operations before income taxes          ($0.4)              ($38.1)
                                                              ======              =======

Following is a summary of pretax income (loss) from discontinued operations related to the Electrical Components business for the nine months ended September 30, 2008 and 2007:

                                                            Nine Months         Nine Months
                                                               Ended               Ended
(Dollars in millions)                                   September 30, 2008   September 30, 2007
                                                        ------------------   ------------------
Net sales                                                      $23.6             $  286.0
Cost of sales                                                   20.4                252.5
Selling and administrative expenses                              0.5                 23.3
Impairments, restructuring charges, and other items              1.0                 95.0
                                                               -----             --------
Operating income (loss)                                          1.7                (84.8)
Interest expense, including allocated interest                    --                (31.3)
                                                               -----             --------
Income (loss) from discontinued operations before
   income taxes                                                $ 1.7              ($116.1)
                                                               =====             ========

Post-closing sales price adjustments related to the divestiture of the businesses, which netted additional proceeds to the Company of $1.3 million, are included above in impairments, restructuring charges, and other items in the nine months ended September 30, 2008.

We recorded impairment charges as part of our loss from discontinued operations in the nine months ended September 30, 2007. These impairments included $39.3 million of the goodwill balance associated with the business segment, as well as $25.8 million in long-lived assets and $3.4 million in intangible assets associated with the Automotive & Specialty division.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Engine & Power Train

On October 22, 2007, we signed a Definitive Stock Purchase Agreement to sell our Engine & Power Train business operations for $51 million in cash, subject to customary adjustments at closing. The transaction was completed on November 9, 2007. The results for the Engine & Power Train business for the three and nine month periods ended September 30, 2008 and 2007 are included in the income
(loss) from discontinued operations.

Following is a summary of pretax income (loss) from discontinued operations related to the Engine & Power Train business for the three months ended September 30, 2008 and 2007:

                                                           Three Months         Three Months
                                                              Ended                Ended
(Dollars in millions)                                   September 30, 2008   September 30, 2007
                                                        ------------------   ------------------
Net sales                                                     $   --              $  53.8
Cost of sales                                                     --                 49.9
Selling and administrative expenses                               --                  3.8
Impairments, restructuring charges, and other items            (28.3)                21.4
                                                              ------              -------
Operating income (loss)                                         28.3                (21.3)
Interest expense                                                  --                  0.2
                                                              ------              -------
Income (loss) from discontinued operations before
   income taxes                                               $ 28.3               ($21.5)
                                                              ======              =======

Following is a summary of pretax income (loss) from discontinued operations related to the Engine & Power Train business for the nine months ended September 30, 2008 and 2007:

                                                            Nine Months         Nine Months
                                                               Ended               Ended
(Dollars in millions)                                   September 30, 2008   September 30, 2007
                                                        ------------------   ------------------
Net sales                                                     $   --              $ 165.9
Cost of sales                                                     --                166.9
Selling and administrative expenses                               --                 15.4
Impairments, restructuring charges, and other items            (42.2)                20.3
                                                              ------              -------
Operating income (loss)                                         42.2                (36.7)
Interest expense                                                  --                  3.9
                                                              ------              -------
Income (loss) from discontinued operations before
   income taxes                                               $ 42.2               ($40.6)
                                                              ======              =======

The amounts recorded above in impairments, restructuring charges, and other items in 2008 for the Engine & Power Train business included a curtailment gain on the salaried retirement plan of $2.9 million, a curtailment gain on the salaried other postretirement benefit ("OPEB") plan of $6.9 million and curtailment gains on other OPEB plans of $35.0 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Other businesses

On June 30, 2008 we sold our MP Pumps business for $14.6 million in gross cash proceeds. We recorded a gain of $7.9 million upon the sale of the business. MP Pumps was a small subsidiary which was not associated with our Compressor business or our former Electrical Components or Engine & Power Train business segments. MP Pumps recorded sales of $3.9 million and profit of $0.7 million for the three months ended September 30, 2007. Sales of $9.5 million and $12.6 million and profit of $1.8 million and $2.4 million were recorded in MP Pumps for the nine months ended September 30, 2008 and 2007 respectively.

The following summary balance sheet information is derived from the businesses that are classified as held for sale as of September 30, 2008, which management believes is representative of the net assets of the remaining businesses within the former Electrical Components business.

                                           SEPTEMBER 30,
(Dollars in millions)                          2008
                                           -------------
ASSETS:
   Accounts receivable, net                    $ 3.9
   Inventories                                   6.0
   Other assets                                  0.7
   Property, plant, and equipment, net           9.6
                                               -----
      Total assets held for sale               $20.2
                                               =====
LIABILITIES:
   Accounts payable, trade                     $ 1.7
   Accrued liabilities                           0.7
                                               -----
      Total liabilities held for sale          $ 2.4
                                               =====
Net assets held for sale                       $17.8
                                               =====

4. Comprehensive Income

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------   ------------------
           (Dollars in millions)                2008       2007      2008      2007
                                              --------   -------   -------   --------
Net (loss) income                              ($13.2)   ($77.2)    $12.8    ($182.2)
Other comprehensive income (loss):
   Foreign currency translation adjustments     (64.0)      8.3     (31.5)      38.2
   Curtailments (Note 9)                           --      (0.5)       --       (4.0)
   Gain (loss) on derivatives, net of tax       (26.2)     (2.0)    (17.6)       1.6
                                              -------    ------    ------    -------
Total comprehensive loss                      ($103.4)   ($71.4)   ($36.3)   ($146.4)
                                              =======    ======    ======    =======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Inventories

                                              SEPTEMBER 30,   December 31,
(Dollars in millions)                             2008            2007
                                              -------------   ------------
Raw material                                     $ 65.6          $ 79.6
Work in progress                                    7.3             9.0
Finished goods                                     53.0            54.8
                                                 ------          ------
Total inventories                                $125.9          $143.4
                                                 ======          ======

The above amounts include an allowance for obsolescence of $6.9 million and $9.0 million at September 30, 2008 and December 31, 2007 respectively.

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

Historically, due to the concentration of exports, such taxes were typically credited against income taxes due. However, with reduced profitability, primarily in Brazil, we must seek refunds via procedures that can be lengthy. As a result, there has been a substantial increase in the balance of these recoverable taxes. We have instituted the necessary refund procedures, which include audits of the recoverable amounts that are currently underway. We currently expect to recover approximately half of the outstanding refundable taxes by the end of 2008, and the remainder in 2009.

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at September 30, 2008 and December 31, 2007:

                                              SEPTEMBER 30,   December 31,
      (Dollars in millions)                       2008            2007
                                              -------------   ------------
Brazil                                           $115.9          $114.5
India                                               8.4             7.2
                                                 ------          ------
Total recoverable non-income taxes               $124.3          $121.7
                                                 ======          ======

At September 30, 2008, $77.1 million was included in current assets and $47.2 million was included in non-current assets.

Subsequent to September 30, 2008, we began to receive the expected refunds of the outstanding Brazilian taxes. As of October 27, 2008, and based upon the exchange rate between the U.S. dollar and the Brazilian real as of September 30, we had received approximately $53.5 million in refunds. We currently expect to receive approximately $5.6 million in further refunds by the end of 2008. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

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

     Foreign currency forward purchases and commodity futures contracts

Our derivative instruments consist of foreign currency forward exchange contracts and commodity futures contracts. These contracts are recognized on our balance sheet at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates. We classify our derivative instruments as Level 2.

     Assets and liabilities recorded at fair value on a recurring basis

We did not have any material assets that were required to be measured at fair value on a recurring basis as of September 30, 2008. The table below presents the recorded amount of liabilities measured at fair value on a recurring basis as of September 30, 2008.

(Dollars in millions)              TOTAL FAIR VALUE   LEVEL 1   LEVEL 2   LEVEL 3
                                   ----------------   -------   -------   -------
Liabilities:
   Commodity futures contracts           $2.7           $--       $2.7      $--
   Foreign currency derivatives          $6.8           $--       $6.8      $--
                                         ----           ---       ----      ---
Balance as of September 30, 2008         $9.5           $--       $9.5      $--
                                         ====           ===       ====      ===

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

9. Goodwill and Other Intangible Assets

At September 30, 2008, the following entities reported goodwill:

(Dollars in millions)            EUROPE   INDIA   TOTAL
                                 ------   -----   -----
Balance at 1/1/2008              $12.4    $7.8    $20.2
  Foreign currency translation    (0.5)   (1.2)    (1.7)
                                 -----    ----    -----
Balance at 9/30/2008             $11.9    $6.6    $18.5
                                 =====    ====    =====

The only changes in goodwill during 2008 have been due to the effects of foreign currency fluctuations.

At December 31, 2007, goodwill consisted of the following:

                                                                ELECTRICAL
(Dollars in millions)                          EUROPE   INDIA   COMPONENTS    TOTAL
                                               ------   -----   ----------   ------
Balance at 1/1/2007                             $11.2    $7.0     $108.8     $127.0
   Impairment                                      --      --      (39.3)     (39.3)
   Sale of Residential & Commercial and Asia
      Pacific operations                           --      --      (72.1)     (72.1)
   Foreign currency translation                   1.2     0.8        2.6        4.6
                                                -----    ----     ------     ------
Balance at 12/31/2007                           $12.4    $7.8     $   --     $ 20.2
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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

10. Pension and Other Postretirement Benefit (OPEB) Plans

Components of net periodic benefit (income) cost are as follows:

                                           PENSION BENEFITS       OTHER BENEFITS
                                          ------------------   -------------------
                                          THREE MONTHS ENDED    THREE MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                          ------------------   -------------------
(Dollars in millions)                      2008       2007       2008       2007
                                          -------   --------   --------   --------
Service cost                               $  0.6    $  1.6    $   0.3     $  0.8
Interest cost                                 3.0       5.7        0.9        1.5
Expected return on plan assets               (4.6)    (11.3)      (0.1)      (0.1)
Amortization of prior service costs          (0.1)     (0.1)      (2.5)      (2.8)
Amortization of net gain                       --        --       (0.4)        --
                                           ------    ------    -------     ------
Net periodic benefit income                 ($1.1)    ($4.1)     ($1.8)     ($0.6)
Curtailment gains, settlement gains and
   special termination benefits                --        --      (30.2)      (2.0)
                                           ------    ------    -------     ------
Total pension income                        ($1.1)    ($4.1)    ($32.0)     ($2.6)
                                           ======    ======    =======     ======

                                           PENSION BENEFITS       OTHER BENEFITS
                                          ------------------   -------------------
                                           NINE MONTHS ENDED    NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          ------------------   -------------------
                                           2008       2007       2008       2007
                                          -------   --------   --------   --------
Service cost                              $  1.8     $  6.0    $   1.0     $  2.7
Interest cost                               10.8       16.9        3.1        5.6
Expected return on plan assets             (17.0)     (33.9)      (0.2)      (0.2)
Amortization of prior service costs         (0.4)      (0.4)      (8.1)      (8.0)
Amortization of net gain                      --         --       (1.4)        --
                                          ------     ------    -------     ------
Net periodic benefit (income) cost         ($4.8)    ($11.4)     ($5.6)    $  0.1
Curtailment gains, settlement gains and
   special termination benefits             (2.0)       3.8      (60.9)     (12.7)
                                          ------     ------    -------     ------
Net periodic benefit income                ($6.8)     ($7.6)    ($66.5)    ($12.6)
                                          ======     ======    =======     ======

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the curtailment losses (gains), settlement gains and special termination charges under the various plans for the three and nine months ended September 30 is as follows:

                                                PENSION BENEFITS       OTHER BENEFITS
                                               ------------------   -------------------
                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               ------------------   -------------------
(Dollars in millions)                           2008       2007       2008       2007
                                               -------   --------   --------   --------
Recorded in discontinued operations:
   Engine & Power Train curtailment gains        $--        $--      ($30.2)    ($2.0)
                                                 ---        ---      ------     -----
Total - curtailment gains, settlement gains
   and special termination benefits              $--        $--      ($30.2)    ($2.0)
                                                 ===        ===      ======     =====

                                                PENSION BENEFITS       OTHER BENEFITS
                                               ------------------   -------------------
                                                NINE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                               ------------------   -------------------
(Dollars in millions)                           2008       2007       2008       2007
                                               -------   --------   --------   --------
Recorded in continuing operations:
   Hourly pension plan curtailment loss         $  3.9     $ --      $   --    $    --
   Hourly plan special termination
      benefit charge                               2.4       --          --         --
   Salaried plan settlement gain
      on annuities                                (6.3)      --          --         --
   Salaried plan special termination
      benefit charge                               1.0       --          --         --
   Hourly plan OPEB curtailment gain                --       --       (19.1)        --
                                                ------     ----     -------    -------
Total - continuing operations                      1.0       --       (19.1)        --
                                                ------     ----     -------    -------
Recorded in discontinued operations:
   Salaried plan curtailment gain                 (2.9)      --          --         --
   Consolidated plan curtailment gain             (0.1)      --          --         --
   Salaried OPEB plan curtailment gain              --       --        (6.9)        --
   Engine & Power Train curtailments                --      3.8       (34.9)     (12.7)
                                                ------     ----     -------    -------
Total - discontinued operations                   (3.0)     3.8       (41.8)     (12.7)
                                                ------     ----     -------    -------
Total - curtailment losses (gains),
   settlement charges (gains) and special
   termination charges (benefits)                ($2.0)    $3.8      ($60.9)    ($12.7)
                                                ======     ====     =======     ======

All of the curtailment losses (gains), settlement gains and special termination charges that are recorded as part of continuing operations are included in impairments, restructuring, and other items.

Under SFAS No. 158, "Employers; Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158), plan sponsors who use a measurement date other than the end of the fiscal year must change to a fiscal year end. We made this change as of December 31, 2007. As a result of this measurement date change, we recognized a special recognition gain of $3.1 million for pension plans and $1.6 million for OPEB plans, which was recorded to retained earnings.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

In the first quarter of 2007, we announced revisions to our salaried retirement plan. At December 31, 2007, this plan reported approximately $121 million in overfunding, out of a total of $231 million for all of our pension plans that had plan assets in excess of obligations. On May 1, 2007, we implemented a new retirement program for all Tecumseh salaried employees. This conversion, which was completed in March of 2008, yielded net cash proceeds to the Company of approximately $80 million, after consideration for excise taxes of $20 million which were paid in cash in the second quarter of 2008. The replacement retirement program includes both defined benefit and defined contribution plans. A portion of the overfunding for the old plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six to seven years.

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

The benefits associated with an OPEB plan associated with our former Engine & Power Train business expired in the third quarter of 2008. Accordingly, we recognized a curtailment gain in the period of $30.2 million, which is included with income from discontinued operations.

We expect to make contributions of $0.2 million to our pension plans in 2008.

11. Guarantees and Warranties

A portion of accounts receivable at our Brazilian, European, and Indian compressor subsidiaries are sold with limited recourse and without recourse at a discount. Our Brazilian subsidiary also sells portions of its accounts receivable with recourse. The amount of these receivables sold at September 30, 2008 and December 31, 2007 and excluded from our balance sheet were $39.4 million and $79.2 million, respectively. We estimate the fair value of the contingent liability related to these receivables to be $0.5 million, which is included in operating profit (loss) and allowance for doubtful accounts.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Changes in the carrying amount and accrued product warranty costs for the nine months ended September 30, 2008 and 2007 are summarized as follows:

                                             Nine Months Ended    Nine Months Ended
(Dollars in millions)                       September 30, 2008   September 30, 2007
                                            ------------------   ------------------
Balance at January 1                              $ 9.7                 $26.2
   Settlements made (in cash or in kind)           (5.4)                 (9.2)
   Current year accrual                             5.1                   6.4
   Adjustments to preexisting warranties           (0.2)                 (2.6)
   Effect of foreign currency translation          (0.4)                  0.4
   Reclassification to held for sale*                --                  (2.0)
   Sale of MP Pumps                                (0.1)                   --
                                                  -----                 -----
Balance at September 30                           $ 8.7                 $19.2
                                                  =====                 =====

* At September 30, 2007, balances for the Electrical Components business were removed from our consolidated balance sheet and reclassified as held for sale.

At September 30, 2008, $8.2 million was included in current liabilities and $0.5 million was included in non-current liabilities.

12. Debt

On March 20, 2008, we terminated our previous $75 million First Lien Credit Agreement and entered into a $50 million Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and J.P. Morgan Securities Inc. as sole lead arranger. The agreement provides us with a $50 million revolving line of credit expiring on March 20, 2013. The agreement contains certain covenants, including a minimum fixed charge ratio, which would apply only if liquidity, as defined by the credit agreement, were to fall below a specified level. As of September 30, 2008, we had no borrowings outstanding against this agreement, and our level of liquidity was such that the covenants did not apply. We paid $1.6 million in fees associated with the new agreement, which were capitalized and will be amortized over the term of the agreement. $1.4 million in fees associated with the previous First Lien Credit Agreement were expensed as interest cost upon its termination.

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

In addition to our North American credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

$56.7 million at September 30, 2008. Our weighted average interest rate for all borrowings was 9.3% at September 30, 2008.

At September 30, 2008, we had outstanding letters of credit of $6.4 million and the capacity for borrowings under the borrowing base formula of $30.8 million in the U.S. and $68.8 million in foreign jurisdictions under our U.S. credit agreement.

13. Environmental Matters

We are involved in a number of environmental sites where we are either responsible for or participating in a cleanup effort. We had accrued $2.9 million at September 30, 2008 and $3.0 million at December 31, 2007 for environmental remediation. Although the majority of these liabilities are associated with our Engine & Power Train business segment, which we sold during 2007, we have retained certain liabilities that may arise in connection with these locations. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their magnitude and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

For the three and nine month periods ended September 30, 2008, we reported loss from continuing operations and other comprehensive income ("OCI") in U.S. jurisdictions, and income in discontinued operations. Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes between continuing operations, discontinued operations and OCI. The consolidated condensed statement of operations reflects a $0.2 million income tax benefit from continuing operations for the three months ended September 30, 2008 and a $0.6 million income tax expense from continuing operations for the nine months ended September 30, 2008. The tax expense for the nine month

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

period relates primarily to state and foreign income taxes. A U.S. tax benefit was reported in continuing operations resulting from the allocation of taxes between continuing operations, discontinued operations and OCI. The foreign income tax expense includes expense in several jurisdictions.

The receipt of $100 million in gross proceeds from the reversion of our salaried retirement plan in the first quarter of 2008 generated a tax gain that was fully offset for federal tax purposes by our NOL carryforwards.

At September 30, 2008 and December 31, 2007, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions in which we believe it is not more likely than not that the deferred taxes will be realized.

We have open tax years from primarily 2004 to 2007, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2002 have been examined by the Internal Revenue Service. Our 2003 and 2004 U.S. federal income tax returns are currently under review.

As of September 30, 2008, we do not anticipate any material change in the total amount of unrecognized tax benefits within the next twelve months.

15. Commitments and Contingencies

A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants' motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (RICO) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to refile amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be refiled by May 30, 2008. Since that time, three legal firms have filed numerous class action matters in over twenty states, asserting claims on behalf of consumers in each of those states with respect to lawnmower purchases from January 1, 1994 to the present. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

The purchaser of our former Engine & Power Train business has sought a working capital adjustment of $20.0 million for which we are in disagreement. Both parties are in the process of completing the binding arbitration process as contemplated by the sale agreement. It is not possible at this time to reasonably estimate the final amount of the working capital adjustment, if any, but the amount could be material to our financial position, consolidated results of operations and cash flows.

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

16. Impairments, Restructuring Charges, and Other Items

We recorded expense of $16.2 million and $20.0 million in impairments, restructuring charges, or other items in the three and nine months ended September 30, 2008, respectively. A summary of these charges (gains) is as follows:

                                                                         Three Months Ended    Nine Months Ended
(Dollars in millions)                                                    September 30, 2008   September 30, 2008
                                                                         ------------------   ------------------
Excise tax expense on proceeds from salaried retirement plan reversion         $  --                 $ 20.0
Curtailment loss, hourly pension plan                                             --                    3.9
Severance, restructuring costs, and special termination benefits                 1.0                    6.9
Impairment of buildings and machinery                                           15.2                   15.2
Curtailment gain, hourly OPEB plan                                                --                  (19.1)
Settlement gain, salaried retirement plan                                         --                   (6.3)
Gain on sale of Dundee, Michigan facility                                         --                   (0.6)
                                                                               -----                 ------
Total impairments, restructuring charges, and other items                      $16.2                 $ 20.0
                                                                               =====                 ======

The $15.2 million recognized for impairments of buildings and machinery for the three and nine months ended September 30, 2008 was the result of the acceleration of our plans for relocating and consolidating of certain of our global manufacturing capabilities in light of the pronounced softening of demand resulting from the current global financial conditions. The expense was recognized in Brazil ($11.0 million), North America ($3.6 million), and India ($0.6 million). The severance expense of $6.9 million recorded in 2008 was as a result of restructuring costs from previously announced actions recognized at our North American ($3.1 million), European ($0.9 million) and Brazilian ($2.9 million) locations during the period.

We recorded $1.6 million in impairments, restructuring charges, and other items in the nine months ended September 30, 2007. These charges related to reductions in force executed during the second quarter of 2007 across several of our business units.

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

Classification and Measurement of Redeemable Securities

On May 1, 2008, the SEC staff announced revisions to EITF Topic D-98, "Classification and Measurement of Redeemable Securities" ("Topic D-98"). Among other things, the revisions 1) clarified that the guidance applies to noncontrolling interests, 2) outlined the SEC's views on the interaction between Topic D-98 and SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements," and 3) clarified other provisions of Topic D-98. These revisions are not expected to have an impact on our financial statements or results of operations.

18. Share-Based Compensation Arrangements

In the first quarter of 2008, we approved a new Long-Term Incentive Cash Award Plan for members of our senior management. The plan authorizes two types of incentive awards, both of which are based upon our Class A shares; stock appreciation rights ("SARs") and phantom stock shares. We granted all the SARs and phantom stock shares associated with the plans on March 4, 2008, and with the exception of one-third of the 325,002 SARs awarded to our Chief Executive Officer, which vested on August 13, 2008, none will vest or expire during the current year. Both types of awards are settled in cash.

In general, the SARs vest in equal amounts on the first, second, and third anniversaries of the grant date, and expire seven years from the grant date, and the phantom stock shares vest in full on the third anniversary. For some of the SARs and phantom stock shares awarded to our Chief Executive Officer, however, these anniversaries are measured from his August 13, 2007 hire date rather than from the grant date. In the aggregate, we had 147,377 phantom stock shares and 434,932 SARs outstanding as of September 30, 2008. The phantom stock shares had an initial grant date value of $28.82 and the SARs, which are the economic equivalent of options, were valued as of the grant date at $15.61 using a Black-Scholes model and a strike price of $28.82. The assumptions used in the Black-Scholes model included a risk-free interest rate of 3.37%, a dividend yield of 0%, an expected life of seven years and a volatility of 51.18%.

Our liability with regard to these awards will be remeasured for each quarterly reporting period. The value of the phantom stock shares is determined by comparing the closing stock price on our Class A common stock on the last day of the quarter to the initial grant date value of $28.82. At September 30, the closing stock price on our Class A common stock was $25.04. We measure the fair value of each SAR, also on the last day of the quarter, using a Black-Scholes model, and

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART I. FINANCIAL INFORMATION - ITEM 1
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

compare that result to the original calculated value of $15.61. At September 30, this calculation yielded a value per SAR of $13.79.

As both the SARs and the phantom stock shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the three-year vesting period of the awards. Total compensation expense related to the plan for the three and nine months ended September 30, 2008 was $0.4 million and $1.9 million respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized liability as calculated at September 30, 2008 was $7.8 million.

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

Executive Summary

Until 2007, our business was focused upon three activities: hermetically sealed compressors, small gasoline engine and power train products, and fractional horsepower motors. Over the course of 2007 and 2008, we successfully executed a strategy to divest operations that we did not consider to be core to our ongoing business strategy. To that end, we sold the Residential & Commercial, Asia Pacific and Automotive & Specialty portions of our Electrical Components business, and also sold our Engine & Power Train business (with the exception of TMT Motoco, our former Brazilian engine facility, which was subject to a judicial restructuring and is in the process of finalizing its liquidation). The remaining portion of our Electrical Components business is included with assets held for sale. We also completed the sale of MP Pumps, a business not associated with any of our major business segments. As a result of these initiatives, we are now primarily focused on our global compressor business.

Our business is significantly influenced by several specific economic factors: the strength of the overall global economy, which can have a significant impact on our sales volumes; the drivers of product cost, especially the cost of copper and steel; the relative value against the U.S. dollar of those foreign currencies where we operate; and global weather conditions.

With respect to global economic activity, the recent decline, which may ultimately become a global recession precipitated by the financial crisis, has had a detrimental effect on our sales volumes. This decline has been marked by a deterioration of credit availability for consumers and customers, increased borrowing rates for those who are able to secure lines of credit, slowdowns in the housing market, and double-digit inflation rates in some countries where our business is concentrated. Any one of these factors, taken independently, would have an adverse impact on our sales volumes; combined, the impact has been significant. Although we are a global business, and declines in economic activity that affect only certain regional markets are often balanced against greater growth in other parts of the globe, the current slowdown is affecting all of our global markets with nearly equal severity. In the first half of 2008, consistent with our expectations, we began to see a slowdown when compared to prior periods. As a result of the conditions described above, this trend continued at an accelerated pace in the third quarter of the year, and based upon customer actions we believe the fourth quarter will see an even greater decline in activity. We do not currently expect market conditions to improve before mid-2009. Accordingly, we have accelerated certain restructuring activities which involve the idling of underutilized assets and reductions in employment levels throughout the world.

Due to the high material content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices have been extremely volatile during 2007 and 2008, increasing rapidly through July 2008, then dropping drastically in the final two months of the recently completed quarter. The price of copper is representative of this overall market volatility; from January 1, 2007 through July 31, 2008, copper prices increased by over 30%; then, in the subsequent two months, the price dropped by 22.3%. Copper prices have continued their rapid decline through October 2008 as well. Such extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced forward and futures contracts. Similarly, steel prices increased 77.8% from January 1, 2007 to September 30, 2008. We currently expect that steel prices may stabilize at current levels in the fourth quarter of the year, or decline in a manner commensurate to other commodities. Due to competitive markets, we are typically not able to quickly recover cost increases through price

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increases or other cost savings. While we have been proactive in addressing the volatility of these costs, including executing forward purchase contracts and the purchase of futures contracts to cover in excess of 80% of our anticipated copper requirements for the remainder of 2008, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. In addition, while the use of forwards and futures can mitigate the risks of cost increases associated with these commodities by "locking in" costs at a specific level, declines in the prices of the underlying commodities can result in downward pressure in selling prices, particularly if competitors have lesser future purchase positions, thus causing a contraction of margins.

The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. An increasing portion of our manufacturing presence is in international locations. From January 1 to September 30, 2008, approximately 81% of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India. Similarly, approximately 80% of our sales through the first three quarters of 2008 were to destinations outside North America. As a result, our consolidated financial results are increasingly sensitive to changes in foreign currency exchange rates. Because of our significant manufacturing and sales presence in Brazil, changes in the Brazilian real have been especially adverse to our results of operations when compared to prior periods; from January 1 to July 31, 2008, the Brazilian real strengthened by 11.6%, and in the following two months the real weakened by 22.2%. Our results of operations are substantially affected by several types of foreign exchange risk. One type is balance sheet re-measurement risk, which results when assets and liabilities are denominated in currencies other than the functional currencies of the respective operations. This risk applies for our Brazilian operation, which denominates certain of its borrowings in U.S. dollars. The periodic re-measurement of these liabilities is recognized in the income statement. In the quarter just ended, the abrupt weakening of the Brazilian real against the U.S. dollar resulted in losses which were reported in our results of operations. Another significant risk for our business is transaction risk, which occurs when the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. This risk affects our business adversely when foreign currencies strengthen against the dollar, which until recently has been the case for the last several years. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our income statement when they are settled. From January 1 to September 30, 2008, the euro weakened against the dollar by 3.7%, while the rupee weakened by 18.8%. This resulted in losses to our income statement for the settlement of currency contracts entered into in India. In general, the strengthening of the U.S. dollar is favorable to our overall results over time; however, the rapid and significant weakening of foreign currencies in the third quarter of 2008 caused balance sheet re-measurement losses to out-weigh the favorable impacts of transactional gains in the period. Ultimately, long term changes in currency exchange rates have lasting effects on the relative

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to the real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.

Our foreign manufacturing operations are subject to many other risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions.

Aside from our efforts to manage increasing commodity costs and foreign exchange risk with forward purchase contracts and futures, we have executed other strategies to mitigate or partially offset the impact of rising costs and declining volumes, which include aggressive cost reduction actions, cost optimization engineering strategies, selective out-sourcing of components where internal supplies are not cost competitive, continued consolidation of our supply base and acceleration of low-cost country sourcing. In addition, the sharing of increases in raw material costs has been, and will continue to be as the situation warrants, the subject of negotiations with our customers, including seeking mechanisms that would result in more timely adjustment of pricing in reaction to changing material costs. While we believe that our mitigation strategies have offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. As we have raised prices to cover cost increases, it is possible that customers may react by choosing to purchase their requirements from alternative suppliers, or, in the case of certain customers, to source more compressors utilizing internal capabilities. We may also need to adjust prices downward if the economy contracts for an extended period of time. Any increases in cost that could not be recovered through increases in selling prices would make it more difficult for us to achieve our business plans.

Upon completion of the divestitures of the business operations discussed above, we eliminated all our North American debt, and accumulated substantial net cash on our balance sheet. This cash balance has become increasingly important in light of recently constrained capital markets. In addition, consolidated interest expense for our business, including amounts allocated to both continuing and discontinued operations, in the foreseeable future will be substantially reduced. We also expect our overall liquidity to increase through the end of 2009, due primarily to the termination and reversion of our vastly over-funded pension plans and collection of refundable non-income taxes in Brazil. However, challenges remain with respect to our ability to generate appropriate levels of liquidity via results of operations, particularly those driven by global economic conditions, currency exchange and commodity pricing as discussed above. With expected further volatility of the U.S. dollar versus key currencies such as the Brazilian real and the euro we expect that we will generate a limited amount of cash from normal operations until further restructuring activities are implemented or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we have negotiated a new financing arrangement for our North American based activities, although we have not drawn upon that line due to our favorable liquidity position. While we believe that this action combined with the cash generated by the pension plan reversion and the recovery of non-income taxes will produce adequate liquidity to implement our business strategy over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions continue to deteriorate. We anticipate that we will continue to maintain our cash balances as an effective source of liquidity given

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the condition of current credit markets, low levels of cash production from normal operations and uncertain conditions regarding the overall global economy. In addition, while our business dispositions have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. While we believe we have adequately provided for such contingent liabilities based on currently available information, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.

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

Results of Operations

A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

THREE MONTHS ENDED SEPTEMBER 30,
(dollars in millions)                                   2008      %       2007      %
                                                      -------   -----    ------   -----
Net sales                                             $ 256.2   100.0%   $278.4   100.0%
Cost of sales                                           238.7    93.2%    244.4    87.8%
                                                      -------            ------
Gross margin                                             17.5     6.8%     34.0    12.2%
Selling and administrative expenses                      33.7    13.1%     28.8    10.3%
Impairments, restructuring charges, and other items      16.2     6.3%     (0.1)       **
                                                      -------            ------
Operating (loss) income                                 (32.4)  (12.6%)     5.3     1.9%
Interest expense                                         (7.0)   (2.7%)    (6.6)   (2.4%)
Interest income and other, net                            2.7     1.0%      1.3     0.5%
                                                      -------            ------
Loss from continuing operations before taxes            (36.7)  (14.3%)     0.0        **
Tax benefit                                              (0.2)    0.1%     (2.2)    0.8%
                                                      -------            ------
(Loss) income from continuing operations               ($36.5)  (14.2%)  $  2.2     0.8%
                                                      =======            ======

**   less than 0.1%

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Consolidated net sales from continuing operations in the third quarter of 2008 decreased to $256.2 million from $278.4 million in 2007. After consideration for the effect of currency translation, which increased sales in U.S. dollars by $20.1 million, sales declined by $42.3 million. Sales of compressors for air conditioning and other applications declined by $13.6 million, due to softer economic conditions, higher customer inventory levels and cooler-than-normal weather in many markets. Sales for refrigeration & freezer applications declined by $9.6 million, associated primarily with a downturn in market volumes as well as market share, most substantially in North America and India. Compressors for commercial applications reported a slight increase in sales of $1.0 million. For commercial applications, price increases and currency effects more than offset declines in unit volumes, which were due to softer economic conditions and lower shipments to customers in light of higher inventory balances. Expressed in unit volumes, compressors for commercial and aftermarket applications (52% of sales dollars) declined by 26.9% when compared to 2007, refrigeration & freezer applications (33% of sales dollars) declined by 13.8%, and air conditioning applications (15% of sales dollars) declined by 49.5%.

Cost of sales was $238.7 million in the three months ended September 30, 2008 compared to $244.4 million in the three months ended September 30, 2007. As a percentage of net sales, cost of sales was 93.2% and 87.8% in the third quarters of 2008 and 2007, respectively. In dollar terms, gross margin declined $16.5 million for 2008 operating profit when compared to the same period of 2007, from $34.0 million in 2007 to $17.5 million in 2008.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Current year margin was favorably impacted by selling price advances of $7.0 million. However, as discussed above, volumes declined substantially when compared to the third quarter of 2007, resulting in unfavorable overhead absorption rates. These declines were partially offset by an improved mix of higher-margin product, but the net impact of these factors resulted in a decline of $11.1 million in 2008 when compared to 2007 results. The effect of foreign currency exchange unfavorably impacted results for the current quarter by $8.6 million, which included $3.7 million for losses recognized in our income statement from the re-measurement of foreign denominated assets & liabilities in Brazil and the mark to market of ineffective hedges in India. Unfavorable commodity costs of $3.7 million and unfavorable purchasing, productivity and other costs of $0.1 million also affected gross margins in the quarter.

Selling, general and administrative ("SG&A") expenses were $33.7 million and $28.8 million in the three months ended September 30, 2008 and 2007 respectively. As a percentage of net sales, SG&A expenses were 13.1% in the third quarter of 2008 compared to 10.3% in the third quarter of 2007. We recorded expenditures of approximately $5.1 million in the third quarter of 2008 for one-time professional fees, which included consulting services for strategic planning and legal fees for corporate governance issues. This expenditure constituted an increase of $2.7 million in professional fees incurred for one-time projects when compared to the same period in 2007. The remaining $2.2 million increase in administrative cost was largely reflective of costs recognized in continuing operations that were previously allocated to businesses that are now discontinued operations.

We recorded expense of $16.2 million in impairments, restructuring charges, and other items in the three months ended September 30, 2008. The majority of these expenses were as a result of the acceleration of our plans for consolidating and relocating certain of our global manufacturing capabilities in light of the pronounced softening of demand resulting from the current global financial conditions. These costs were recognized at our Brazilian ($11.9 million) North American ($3.7 million) and Indian ($0.6 million) locations during the quarter.

Interest expense amounted to $7.0 million in the three months ended September 30, 2008 compared to $6.6 million in the same period of 2007. The higher interest expense in the current quarter was attributable to increased interest rates on our short-term borrowings in Brazil. Interest income and other, net was $2.7 million in the third quarter of 2008 compared to $1.3 million in the third quarter of 2007, reflecting the higher levels of cash and short-term investments held in 2008.

Our results of operations reflect a $0.2 million income tax benefit from continuing operations for the third quarter of 2008 and a $2.2 million income tax benefit from continuing operations for the third quarter of 2007. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," and are applied on a jurisdiction by jurisdiction basis. For the three month period ended September 30, 2008, we reported a loss from continuing operations and OCI in U.S. jurisdictions, and net income in discontinued operations. Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes between continuing operations, discontinued operations and OCI.

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

As a result of the factors described above, net loss from continuing operations for the quarter ended September 30, 2008 was $36.5 million ($1.98 per share basic and diluted) as compared to net income of $2.2 million ($0.12 per share basic, $0.11 per share diluted) in the same period of 2007.

NINE MONTHS ENDED SEPTEMBER 30,
(dollars in millions)                                   2008      %       2007      %
                                                      -------   -----    ------   -----
Net sales                                             $ 805.2   100.0%   $864.7   100.0%
Cost of sales                                           708.6    88.0%    760.5    87.9%
                                                      -------            ------
Gross margin                                             96.6    12.0%    104.2    12.1%
Selling and administrative expenses                      99.6    12.4%     97.7    11.3%
Impairments, restructuring charges, and other items      20.0     2.5%      1.6     0.2%
                                                      -------            ------
Operating (loss) profit                                 (23.0)   (2.9%)     4.9     0.6%
Interest expense                                        (20.5)   (2.5%)   (23.2)   (2.7%)
Interest income and other, net                            7.8     1.0%      4.6     0.5%
                                                      -------            ------
Loss from continuing operations before taxes            (35.7)   (4.4%)   (13.7)   (1.6%)
Tax expense (benefit)                                     0.6    (0.1%)    (5.5)    0.6%
                                                      -------            ------
Loss from continuing operations                        ($36.3)    4.5%    ($8.2)    1.0%
                                                      =======            ======

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Consolidated net sales from continuing operations in the first three quarters of 2008 decreased to $805.2 million from $864.7 million in 2007. After consideration for the effect of currency translation, which increased sales in U.S. dollars by $80.4 million, sales declined by $139.9 million. Sales of compressors used in commercial applications increased by $18.4 million; these increases were primarily the result of pricing advances and currency impacts. These increases in sales were offset by dollar volume declines in sales of compressors used in refrigeration & freezer applications of $56.0 million, associated primarily with a downturn in market volumes as well as market share, predominantly in North America, India and Europe. Sales of compressors for air conditioning applications and all other applications also declined by $21.9 million. Expressed in unit volumes, compressors for commercial and aftermarket applications (52% of sales dollars) declined by 13.9% when compared to 2007, refrigeration & freezer applications (32% of sales dollars) declined by 25.3%, and air conditioning applications (16% of sales dollars) declined by 25.2%.

Cost of sales was $708.6 million in the nine months ended September 30, 2008, as compared to $760.5 million in the same period of 2007. As a percentage of net sales, cost of sales was 88.0% and 87.9% in the first nine months of 2008 and 2007, respectively. Gross margin declined by $7.6 million in 2008 when compared to the same period of 2007, from $104.2 million in 2007 to $96.6 million in 2008.

Current year margin was favorably impacted by selling price advances of $32.7 million. However, although an improved mix of higher-margin product contributed favorably to 2008 year-to-date results, this favorable mix was not sufficient to fully offset volume declines and lower overhead absorption, resulting in a net reduction to 2008 margin of $23.6 million. The effect of foreign currency exchange unfavorably impacted results for 2008 by $23.5 million when compared to the prior year, including $5.7 million for losses from the re-measurement of foreign denominated assets & liabilities in Brazil and the

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

mark to market of ineffective hedges in India. Increased commodity costs accounted for $13.1 million of the gross margin decline. These unfavorable trends were somewhat offset by gains in productivity, purchasing costs and other improvements of $15.6 million, as well as gains on the sale of an airplane and our former airport facility of $4.2 million.

Selling, general and administrative ("SG&A") expenses were $99.6 million or 12.4% of net sales in the first three quarters of 2008 as compared to $97.7 million or 11.3% of sales in the nine months ended September 30, 2007. While we incurred approximately $11.1 million in 2008 for one-time professional fees, which included consulting services for strategic planning and legal fees for corporate governance issues, this figure represented a $6.2 million reduction in professional fees incurred for one-time projects when compared to 2007. This improvement was offset by $8.1 million in increased administrative costs, which was primarily reflective of costs recognized in continuing operations that were previously allocated to businesses that are now discontinued operations.

We recorded expense of $20.0 million in impairments, restructuring charges, and other items in the nine months ended September 30, 2008. This included $20.0 million in excise tax expense on the proceeds received from the reversion of our former salaried retirement plan, and a curtailment loss on our hourly pension plan of $3.9 million. In addition, we recorded $15.2 million in charges for impairment of buildings and machinery in the third quarter of 2008, as a result of the consolidation and relocation of global manufacturing capabilities. These expenses were recognized in Brazil ($11.0 million), North America ($3.6 million), and India ($0.6 million). We also recorded expense of $6.9 million related to severance costs for previously announced on-going restructuring activities at our North American ($3.1 million) Brazilian ($2.9 million) and European ($0.9 million) locations. Offsetting these expenses were a curtailment gain related to our hourly OPEB plans ($19.1 million) due to reductions in future service cost related to the closure of our manufacturing operations in Tecumseh, Michigan, a settlement gain on the sale of annuity contracts for our former salaried retirement plan ($6.3 million), and a gain on the sale of our facility in Dundee, Michigan ($0.6 million). We recorded $1.6 million in impairments, restructuring charges, and other items in the nine months ended September 30, 2007; these charges were the result of reductions in force at multiple locations.

Interest expense of $20.5 million was recorded through September 30, 2008 compared to $23.2 million in the nine months ended September 30, 2007. Lower average levels of short-term borrowings in 2008 as well as lower levels of discounted accounts receivable in the current year contributed to the reduction in interest costs.

Interest income and other, net was $7.8 million in the first nine months of 2008 compared to $4.6 million in the same period of 2007. The increase was due to the higher levels of cash and short-term investments held in 2008, primarily in the second and third quarters.

Our results of operations reflect a $0.6 million income tax expense from continuing operations for the nine months ended September 30, 2008 and a $5.5 million income tax benefit from continuing operations for the nine months ended September 30, 2007. Income taxes are recorded pursuant to SFAS No. 109, "Accounting for Income Taxes," and are applied on a jurisdiction by jurisdiction basis. Through September 30, 2008, we reported loss from continuing operations and OCI in U.S. jurisdictions, and income in discontinued operations. Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes between continuing operations, discontinued operations and OCI. The tax expense for the nine month period ended September 30, 2008 related primarily to state and foreign income taxes. A U.S. tax benefit was reported in continuing operations resulting from the allocation of

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

taxes between continuing operations, discontinued operations and OCI. The foreign income tax expense includes expense in several jurisdictions.

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

After considering the factors outlined above, net loss from continuing operations for the nine months ended September 30, 2008 was $36.3 million ($1.96 per share basic and diluted) as compared to net loss from continuing operations of $8.2 million ($0.44 per share basic and diluted) for the same period of 2007.

OTHER MATTERS

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In general, our principal current sources of liquidity are cash flows from operating activities, when available, borrowings under available credit facilities, and cash on hand representing proceeds from sales of non-core businesses and over-funded pension plan reversions. For the remainder of 2008 and 2009, we also expect the recovery of non-income taxes in Brazil and the reversion of another pension plan to generate substantial liquidity, as is further discussed in Note 6 to the financial statements and in "Adequacy of Liquidity Sources" below.

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

Cash Flow

In the third quarter of 2008, cash used by operations amounted to $55.6 million. The most significant uses of cash during the quarter involved working capital requirements, particularly payables and accrued expenses (a use of $33.1 million) as well as accounts receivable (a use of $13.2 million). In the case of payables, we accelerated payments to many cash- and credit-constrained suppliers during the period, in order to avoid interest rate charges on outstanding balances. With regard to accounts receivable, we reduced the amount of discounted receivables by $31.0 million during the period, which increased the net receivables recorded on our balance sheet, also to avoid unnecessary interest expense. The remaining cash use was primarily attributable to cash net losses, which were a result of the economic downturn adversely affecting our sales volumes combined with higher steel costs. In each of these instances, our favorable cash position allowed us to address unfavorable market conditions without incurring the cost of escalating interest rates or drawing upon lines of credit. These

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

uses of cash were somewhat offset by our aggressive efforts to reduce inventory balances, which yielded cash of $16.5 million during the quarter.

For the first nine months of 2008, cash provided by operations amounted to $24.1 million. The $80 million in net proceeds realized from the reversion of our salaried retirement plan was the most significant element of this increase in cash. Accounts receivable increased by $36.9 million from the beginning of the year; this was primarily reflective of a reduction of $39.8 million in the amount of discounted receivables across the two periods, which increased the net receivables recorded on our balance sheet at September 30. When evaluating days to collection for outstanding receivables, there was an improvement of two days to collection as of September 30, 2008 when compared to the end of 2007. The days sales outstanding ("DSO") for compressors decreased from 57 at the end of the year to 55 at September 30 (before consideration for discounted accounts receivable), due to a change in the composition of customer sales in outstanding receivables.

Inventories decreased by $8.0 million since the beginning of the year. The lower levels reflect a decrease in days inventory on hand of four days. Accounts payable and other accrued expenses and liabilities decreased since December 31, 2007 (down $2.8 million). Trade payables declined in the third quarter of the year; many of our customers accelerated demands for payment as a result of their inability to obtain normal lines of credit.

In evaluating balance sheet metrics, we consider the days sales outstanding and days inventory on hand metrics to be more relevant when comparing year-over-year periods than when comparing the current period to year-end, as it removes any seasonality of our sales patterns from the comparison. When comparing sales patterns for the compressor business, average days sales outstanding were 55 days at September 30, 2008 versus 54 days at September 30, 2007, before giving effect to receivables sold. Compressor days inventory on hand were 52 days at September 30, 2008, down from 58 days at September 30, 2007, largely due to concerted efforts to reduce excess balances and the elimination of inventory bank builds as we complete the consolidation of certain manufacturing facilities.

Cash provided by investing activities was $9.5 million in the first nine months of 2008 versus cash provided by investing activities of $200.0 million for the same period of 2007. $22.6 million in proceeds were received from the sale of assets during 2008, while $205.9 million in proceeds were recorded in 2007. Asset sales in 2008 included MP Pumps for net initial cash proceeds of $14.2 million ($14.6 million less up-front expenses of $0.4 million), an airplane for $3.4 million, our Dundee, Michigan facility for $1.6 million, our Shannon, Mississippi facility for $1.2 million, excess equipment for $1.4 million, and our airport facility for $0.8 million. In 2007, asset sales included the sale of our Residential & Commercial product lines for $199.0 million in net proceeds, the sale of an aircraft for $3.4 million, the sale of other fixed assets for $2.5 million, and the sale of Manufacturing Data Systems, Inc. for $1.0 million.

Cash used in financing activities was $1.1 million in the first nine months of 2008 as compared to cash used of $201.8 million in the comparable period of 2007. The change in 2008 was due to fluctuations in borrowing at foreign facilities. During the third quarter of 2007, we used the proceeds from the sale of our Residential & Commercial product lines to pay off the entire balance of our Second Lien Credit Agreement and the majority of the balance under our First Lien Credit Agreement.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Facilities and Cash on Hand

In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our North American credit agreement and foreign bank debt to fund our capital expenditures and working capital requirements. For the nine months ended September 30, 2008 and the full year ended December 31, 2007, our average outstanding debt balance was $67.8 million and $210.2 million, respectively. The weighted average long-term interest rate was 9.3% and 8.9% at September 30, 2008 and December 31, 2007, respectively.

On March 20, 2008, we terminated our previous First Lien Credit Agreement and entered into a $50 million First Lien Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and J.P. Morgan Securities Inc. as sole lead arranger. The agreement provides us with a $50 million revolving line of credit expiring on March 20, 2013. The agreement contains certain covenants, including a minimum fixed charge ratio, which would apply only if liquidity, as defined by the credit agreement, were to fall below a specified level. As of September 30, 2008, we had no borrowings outstanding against this agreement, and our level of liquidity was such that the covenants did not apply.

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

In addition to our North American credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $56.7 million at September 30, 2008.

Any cash we hold that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with the holder of our domestic credit agreement, JPMorgan Chase Bank, N.A. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.

At September 30, 2008, we had cash and short-term investments in North America of approximately $97.9 million, outstanding letters of credit of $6.4 million and the capacity for borrowings under the borrowing base formula of $30.8 million in the U.S. and $68.8 million in foreign jurisdictions under our U.S. credit agreement.

Accounts Receivable Sales

Our Brazilian, European, and Indian subsidiaries periodically sell their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of sold receivables excluded from our balance sheet was $39.4 million and $79.2 million as of September 30, 2008 and December 31, 2007, respectively. We cannot provide any assurances that these facilities will be available or utilized in the future. In fact, such programs have been adversely affected by the recent global financial crises both in terms of availability and cost. We expect to reduce our need for such

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

facilities or other higher-cost forms of financing in Brazil upon receipt of non-income tax receivables as is further discussed in Note 6 to the financial statements.

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

As a result of the sale of the majority of the Electrical Components business and the Engine & Power Train business, we completely eliminated our North American debt in the fourth quarter of 2007. Accordingly, we expect our consolidated interest expense in the future to be substantially reduced. Based on the amount of our North American debt prior to the sale of those businesses, we expect that its elimination will reduce our annualized interest expense, including amounts recognized in both continuing and discontinued operations, by approximately $22 million. However, challenges will remain with respect to our ability to generate appropriate levels of liquidity from operations, particularly those driven by currency exchange and commodity pricing. With expected further volatility of the U.S. dollar versus key currencies such as the Brazilian real and the euro we expect that we will generate a limited amount of cash until further restructuring activities are implemented, or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we have negotiated a new financing arrangement for our North American based activities. In addition, we are generating other sources of cash through various activities as noted below.

We are in the process of finalizing the tax audit of our 2003 year, the resolution of which is expected to result in the refund of federal income taxes previously paid of approximately $13.9 million. Receipt of such proceeds is dependent upon final resolution of this audit, the principal issue in which is the timing of a deduction. Given that the IRS is currently disputing the timing of the deduction, the timing of the expected refund is uncertain. We continue to believe that we will prevail in this matter and we have hired legal counsel to pursue this refund.

We have successfully executed a conversion of our salaried retirement plan to a new retirement program, which includes both defined benefit and defined contribution plans. This conversion yielded net cash to the Company in 2008 of approximately $80 million. The net proceeds were higher than we previously expected because the old plan was able to purchase annuities to fund its future obligations for a lower premium than we had estimated, due in part to the final actuarial assumptions being more favorable than those we used for purposes of our original estimate. The arrangements we have made will fully secure the benefits payable under the old plan and will also fund the new plans, without additional annual contributions, for approximately six to seven future years.

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

As is further discussed in Note 6 to the financial statements, we have begun to receive the expected

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

refunds of the outstanding refundable Brazilian non-income taxes. As of October 27, 2008, and based upon the exchange rate between the U.S. dollar and the Brazilian real as of September 30, we had received approximately $53.5 million in refunds, and we currently expect to receive approximately $5.6 million in further refunds by the end of 2008. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

As part of addressing our liquidity needs, we made substantially lower levels of capital expenditures in 2007, and are continuing that trend in 2008. Looking ahead, we expect capital expenditures in 2008 and beyond to remain at levels far less than historical averages, due to the elimination of non-core businesses and due to a shift away from capital intensive vertical integration to higher levels of outside sourcing of components from suppliers located in low cost countries. We expect capital expenditures to average $20 to $25 million annually for the foreseeable future, although the timing of expenditures may result in higher investment in some years and lower amounts in others. We currently estimate that capital expenditures for 2008 will run in the $10 to $15 million dollar range, but with a carryover into the upcoming year may be as high as $35 million in 2009. These expenditures will be carefully managed and will be dependent upon economic conditions throughout the year.

Environmental Matters

We are subject to various federal, state and local laws relating to the protection of the environment and are actively involved in various stages of investigation or remediation for sites where contamination has been alleged. (See Note 13 to the financial statements.) Liabilities relating to probable remediation activities are recorded when the costs of such activities can be reasonably estimated based on the facts and circumstances currently known. Difficulties exist estimating the future timing and ultimate costs to be incurred due to uncertainties regarding the status of laws, regulations, levels of required remediation, changes in remediation technology and information available.

We had accrued $2.9 million at September 30, 2008 and $3.0 million at December 31, 2007 for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period in which they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.

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

In the first quarter of 2008, we adopted a share-based cash compensation plan. This plan requires us to begin applying FASB Statement 123R, "Share Based Payments" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including our grants of SARs, which are the economic equivalents of employee stock options, to be recognized in the financial statements as compensation expense based upon the fair value on the date of grant. We determined the fair value of these awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of the SARs, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our common stock and that of an index of companies in our industry group. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon our history of not having issued a dividend since the second quarter of 2005 and management's current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value. For further discussion of this share-based compensation plan, see Note 18, "Share-Based Compensation Arrangements," to the consolidated condensed financial statements.

In the third quarter of 2008, we initiated the use of commodity futures contracts. The intent of these contracts is to enable us to minimize the impact of market fluctuations in commodity prices on our financial results. Accordingly, we now manage our exposure to the volatility in the prices of commodities, particularly copper, through a combination of commodity forward contracts and commodity futures. The commodity futures contracts qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and are discussed further in Note 7 to the financial statements.

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

The outlook for the fourth quarter of 2008 is subject to many of the same variables that negatively impacted us in the first three quarters of the year. The condition of the global economy, commodity costs, key currency rates and weather are all important to future performance. While we have seen

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

commodities and currencies generally move in directions favorable to the Company over the past two months, our practice of mitigating our exposure to such movements will result in little to no benefit being realized in the fourth quarter of 2008 and only limited amounts in the first half of 2009. In addition, these movements have been the result of very rapid fluctuations precipitated by an event that the former U.S. Federal Reserve Chairman described as a "once in a hundred year financial tsunami." Whether such movements will reverse quickly or be sustained is unknown. In either event, we will continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments.

Mostly, we are concerned about maintaining our expected level of sales volumes, particularly in light of current global economic conditions. Volumes in the first half of 2008 were consistent with our expectations; as anticipated, we began to see a slowdown when compared to prior periods. This trend continued at an accelerated pace in the third quarter, and current evidence indicates that the trend could become even more pronounced in the fourth quarter of the year. We do not currently expect market conditions to improve before mid-2009. If a greater-than-expected decline in volume occurs in our key markets, this could have a further adverse effect on our current outlook.

Certain key commodities, including copper, have seen significant fluctuations in pricing since the beginning of the year; copper prices increased by over 30% through July and then dropped 22.3% in August and September. As of September 30, 2008, we held more than 80% of our total projected copper requirements for the remainder of 2008 in the form of forward purchase contracts and futures, which will provide us with substantial (though not total) protection from any resurgence in price during the remainder of the year but also will detract from our ability to benefit from any price decreases. In addition, we expect the cost of steel and other purchased materials to be more costly in 2008 versus 2007. As of September 30, 2008, steel costs had risen by 65.5% since the beginning of this year and by 77.8% when compared to January 1, 2007. Increases in the price of steel are particularly detrimental to our profitability, as there is currently no well-established market for hedging the cost of steel. In the aggregate and after consideration for the recent rapid escalation in steel costs, we expect the total 2008 cost of our purchased materials for the full year, including the impact of our hedging activities, to be approximately $48 million more than the prior year, depending on commodity cost levels in the remaining three months of 2008. As a partial means of addressing the escalating costs of commodities, we have implemented price increases, most of which have already taken effect with the remainder becoming effective over the final quarter of this year.

The Brazilian real, the euro and the Indian rupee continue significant volatility against the U.S. dollar. While we have considerable forward purchase contracts to cover our exposure to additional fluctuations in value during the year, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet re-measurement, to have a negative financial impact totaling approximately $37 million when compared to 2007; however, further strengthening of the dollar against the real could result in additional re-measurement losses.

As part of our efforts to offset these worsening conditions, to improve profitability and reduce the consumption of capital resources, our plans for the remainder of 2008 include price increases if needed to cover our increased input costs, additional cost reduction activities including, but not limited to, further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms, and revised sourcing plans. During the third quarter, our total global headcount was reduced by approximately 1200 people. We also expect that we will initiate further actions in the fourth quarter of the year, which we estimate will result in severance costs of $5 to $7 million. We have also

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recently completed our initiative to close one of our U.S. operating facilities located in Tecumseh, Michigan. The closure is expected to reduce annualized costs by $5.6 million. We are continuing to evaluate our corporate infrastructure in relation to the level of business activity that remains now that the majority of our restructuring programs are completed and in light of current sales volumes. Such actions could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results.

We incurred approximately $11.1 million through the first nine months of 2008 for one-time professional fees, which included consulting services for strategic planning, legal fees for corporate governance issues and preparation for our upcoming special meeting of shareholders. Due to these expenses, many of which were unforeseeable earlier in the year, we currently estimate a decrease of $6.0 million in one-time professional fees in 2008 compared to 2007. For further discussion of issues impacting our liquidity and cash flows, refer to "Adequacy of Liquidity" elsewhere in Part 1, Item 2.

After giving recognition to these factors, we believe it is highly unlikely that we will match 2007 operating profit levels in 2008. As discussed above, we also remain concerned about the general health of the global economy and the possibility of recession in the United States, which could also expand to other global economies.

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

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) the success of our ongoing effort to bring costs in line with projected production levels and product mix; ii) financial market changes, including fluctuations in foreign currency exchange rates and interest rates;
iii) availability and cost of materials, particularly commodities, including steel and copper, whose cost can be subject to significant variation; iv) changes in business conditions and the economy in general in both foreign and domestic markets, the condition of which may magnify other risk factors; v) weather conditions affecting demand for replacement products; vi) actions of competitors; vii) our ability to maintain adequate liquidity in total and within each foreign operation; viii) the effect of terrorist activity and armed conflict; ix) economic trend factors such as housing starts; x) emerging governmental regulations; xi) the ultimate cost of resolving environmental and legal matters; xii) our ability to profitably develop, manufacture and sell both new and existing products; xiii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xvi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xvii) increased or unexpected warranty claims; and xviii) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices, and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts, commodity forward purchase contracts and commodity futures. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results. A discussion of our policies and procedures regarding the management of market risk and the use of derivative financial instruments was provided in our 2007 Annual Report on Form 10-K in Item 7A and in Notes 1 and 13 of the Notes to the Consolidated Financial Statements, and an update is provided in "Significant Accounting Policies and Critical Accounting Estimates" in Part 1, Item 2 of this Report on Form 10-Q. We do not utilize financial instruments for trading or other speculative purposes.

Our results of operations are substantially affected by several types of foreign exchange risk. One type is balance sheet re-measurement risk, which results when assets and liabilities are denominated in currencies other than the functional currencies of the respective operations. This risk applies for our Brazilian operation, which denominates certain of its borrowings in U.S. dollars. The periodic re-measurement of these liabilities is recognized in the income statement. In the quarter just ended, the abrupt weakening of the Brazilian real against the U.S. dollar resulted in losses which were reported in our results of operations. Further weakening of the real against the dollar could result in additional re-measurement losses. Another significant risk for our business is transaction risk, which occurs when the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. This risk affects our business adversely when foreign currencies strengthen against the dollar, which until recently has been the case for the last several years. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our income statement when they are settled. From January 1 to September 30, 2008, the euro weakened against the dollar by 3.7%, while the rupee weakened by 18.8%. This resulted in losses to our income statement for the settlement of currency contracts entered into in India. In general, the strengthening of the U.S. dollar is favorable to our overall results over time; however, the rapid and significant weakening of foreign currencies in the third quarter of 2008 caused balance sheet re-measurement losses to out-weigh the favorable impacts of transactional gains in the period. A third type of foreign currency exchange exposure affects operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries. It is also our policy not to purchase financial and/or derivative instruments for speculative purposes. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

the real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.

At September 30, 2008 and December 31, 2007, we held foreign currency forward contracts with a total notional value of $186.5 million and $232.7 million, respectively. We have a particularly concentrated exposure to the Brazilian Real. Based on our current level of activity, and excluding any mitigation as the result of hedging activities, we believe that a strengthening in the value of the Real of 0.10 per U.S. dollar negatively impacts our operating profit by approximately $10 million on an annual basis.

Our exposure to commodity cost risk is related primarily to the cost of copper and steel, as these are major components of our product cost. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. We use commodity forward purchasing contracts as well as commodity futures to help control the cost of other traded commodities, primarily copper. Company policy allows management to contract commodity forwards or futures for a limited percentage of projected raw material requirements up to 18 months in advance. Commodity forward contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice with regard to forward contracts has been to accept delivery of the commodities and consume them in manufacturing activities. At September 30, 2008 and December 31, 2007, we held a total notional value of $50.2 million and $64.4 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. As discussed above, we have also initiated the purchase of commodity futures contracts in the third quarter of 2008, as these contracts provide us with greater flexibility in managing the substantial volatility in copper pricing. These futures are designated as hedges against the price of copper, and are accounted for as hedges on our balance sheet in accordance with SFAS 133. While we have been proactive in addressing the volatility of copper costs, including executing forward purchase contracts and the purchase of futures contracts to cover in excess of 80% of our anticipated copper requirements for the remainder of 2008, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. In addition, while the use of forwards and futures can mitigate the risks of cost increases associated with these commodities by "locking in" costs at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. Based on our current level of activity, and before consideration for commodity forward purchases and futures contracts, an increase in the price of copper of $100 per metric ton (an increase of 1.5% from 2007 year-end pricing) would adversely affect our annual operating profit by $1.6 million.

We are subject to interest rate risk, primarily associated with our borrowings of $56.7 million at September 30, 2008. Our $50 million North American credit agreement, if we had borrowings against it, would be variable-rate debt. Our current debt consists of variable-rate borrowings by our foreign subsidiaries. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. Based on our debt balances at September 30, 2008, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                     PART 1. FINANCIAL INFORMATION - ITEM 4
                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the President and Chief Executive Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, our President and Chief Executive Officer along with our Vice President, Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, our President & Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, 2) provide in reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Changes In Internal Control Over Financial Reporting

During the three months ended September 30, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants' motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (RICO) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to refile amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be refiled by May 30, 2008. Since that time, three legal firms have filed numerous class action matters in over twenty states, asserting claims on behalf of consumers in each of those states with respect to lawnmower purchases from January 1, 1994 to the present. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

On June 13, 2008, Herrick Foundation, then the owner of 25% of our Class B shares (later reduced to 15.2%), sued Tecumseh Products Company in the Circuit Court for the County of Lenawee, Michigan. The directors of Herrick Foundation are Kent B. Herrick, who is a Tecumseh Products Company director, his father, Todd W. Herrick, and their lawyer, Michael A. Indenbaum. The complaint alleged that the April 4, 2008 amendment to our bylaws, which increased the percentage of Class B shares required to call a special meeting from 50% to 75%, violated Michigan law. Herrick Foundation sought to have the amendment set aside and also requested the court to order a special meeting of shareholders for the purpose of removing Dr. Peter Banks and Mr. David Risley from our board of directors. We filed a counterclaim against Herrick Foundation alleging that Herrick Foundation's actions violate the settlement agreed to by it and others to end litigation in April 2007.

On August 11, 2008, we reached an agreement with Herrick Foundation with respect to its request to schedule the special meeting, which was entered by the Circuit Court on that date. As a result of this agreement, there will be a special meeting of voting shareholders on Friday, November 21, 2008. The record date for the special meeting was October 17. The proposal by Herrick Foundation to remove Dr. Banks and Mr. Risley from our board of directors will be included in the agenda for the special meeting and, to the extent that removal is approved, the election of directors to replace them will also take place. The Company strongly supports Dr. Banks and Mr. Risley as members of its board and opposes their removal. The Circuit Court postponed its ruling regarding the amendment to our bylaws until after the special meeting takes place.

                   TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)  Exhibit
      Number Description
     -------  ----------
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

                                        TECUMSEH PRODUCTS COMPANY
                                               (Registrant)


Dated: November 6, 2008                 BY: /s/ JAMES S. NICHOLSON
                                            ------------------------------------
                                            James S. Nicholson
                                            Vice President, Treasurer and
                                            Chief Financial Officer (on behalf
                                            of the Registrant and as principal
                                            financial officer)