Form 10-K
period 2008-12-31
TECUMSEH PRODUCTS CO
filed 2009-03-16
CIK 96831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
Commission File Number 0-452
TECUMSEH PRODUCTS COMPANY
(Exact Name of Registrant as Specified in its Charter)

Michigan	38-1093240
(State of Incorporation)	(I.R.S. Employer Identification No.)

1136 Oak Valley Drive
Ann Arbor, Michigan	48108
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (734) 585-9500
Securities Registered Pursuant to Section 12(b) of the Act:
Securities Registered Pursuant to Section 12(g) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Class B Common Stock, $1.00 Par Value	The Nasdaq Stock Market LLC	None
Class A Common Stock, $1.00 Par Value	The Nasdaq Stock Market LLC
Class B Common Stock Purchase Rights	The Nasdaq Stock Market LLC
Class A Common Stock Purchase Rights	The Nasdaq Stock Market LLC
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Certain shareholders, which, as of June 30, 2008, held an aggregate of 101,400 shares of Registrant’s Class A Common Stock and 2,184,045 shares of its Class B Common Stock might be regarded as “affiliates” of Registrant as that word is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. If such persons are “affiliates,” the aggregate market value as of June 30, 2008 (based on the closing prices of $32.78 per Class A share and $28.84 per Class B share, as reported on the Nasdaq Stock Market on such date) of 13,300,538 Class A shares and 2,893,701 Class B shares held by non-affiliates was $519,445,972.
Numbers of shares outstanding of each of the Registrant’s classes of Common Stock at February 27, 2009:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938
Certain information in the definitive proxy statement to be used in connection with the Registrant’s 2009 Annual Meeting of Shareholders has been incorporated herein by reference in Part III hereof.

PART I
ITEM 1. BUSINESS
General
Tecumseh Products Company (the “Company”) is a full-line, independent, global manufacturer of hermetically sealed compressors for residential and commercial refrigerators, freezers, water coolers, dehumidifiers, window air conditioning units and residential and commercial central system air conditioners and heat pumps. We believe we are one of the world’s largest independent producers of hermetically sealed compressors. Our products are sold in countries all around the world.
Our compressor products include a broad range of air conditioning and refrigeration compressors, as well as condensing units and complete refrigeration systems. Our compressor products range from fractional horsepower models used in small refrigerators and dehumidifiers to large compressors used in unitary air conditioning applications. We sell compressors that are used in four types of product lines: (i) commercial refrigeration applications including freezers, dehumidifiers, display cases and vending machines; (ii) household refrigerators and freezers; (iii) commercial and residential unitary central air conditioning systems; and (iv) room air conditioners. We sell compressors to original equipment manufacturers (“OEMs”) and aftermarket distributors.
We formerly operated an Engine & Power Train business, as well as an Electrical Component business. During 2007, we sold our entire Engine & Power Train business, and the majority of the Electrical Component business. The remaining portions of the Electrical Component business are classified as held for sale.
We are a Michigan corporation organized in 1930.
Foreign Operations and Sales
Although we maintain a manufacturing presence in the U.S., international sales and manufacturing are extremely important to our business as a whole. In 2008, sales from continuing operations to customers outside the United States represented approximately 82% of total consolidated net sales. Products sold within and outside the United States are manufactured in locations throughout the world including Brazil, France, India, Canada and Malaysia.
Our dependence on sales in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. Our foreign manufacturing operations are subject to other risks as well, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals and instabilities in the workforce due to changing political and social conditions. These considerations are especially significant in the context of our Brazilian operations, given the importance of Tecumseh do Brasil’s overall size and performance in relation to our total operating results.
Compressor Product Lines
A compressor is a device that compresses a refrigerant gas. In applications that utilize compressors, when the gas is later permitted to expand, it removes heat from the room or appliance by absorbing and transferring it, producing a cooling effect. This technology forms the basis for a wide variety of refrigeration and air conditioning products. All of the compressors we produce are hermetically sealed. Our current compressor line consists primarily of reciprocating and rotary designs; in addition, we have recently introduced a growing line of scroll models.
Our lines of compressors range in size from approximately 6,000 to 72,000 BTU/hour models used in stationary and mobile air conditioning applications to 350 to 1,500 BTU/hour models used in household refrigerators/freezers, along with 160 to 73,000 BTU/hour models for commercial refrigeration applications, such as ice makers, vending machines, food service equipment, display cases and refrigerated walk-in cold rooms.
We produce reciprocating compressors in the 160 to 72,000 BTU/hour for air conditioning and commercial refrigeration applications. We produce rotary compressors ranging from 2400 to 36,000 BTU/hour for room and mobile air conditioning applications, as well as certain commercial refrigeration applications. Rotary compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating piston models.
We have also started offering customers our scroll compressor and condensing units utilizing scroll compressors especially designed for demanding commercial refrigeration applications. The addition of scroll compressors to our product portfolio provides greater versatility and options to our customers in a wider range of applications and performance conditions, by offering greater efficiency, reduced noise levels, and improved durability when compared to other types of compressors. We are offering the scroll compressor in the aftermarket product lines of the business, and are providing samples to original equipment manufacturers. We are expanding our scroll compressor product offering at a rapid pace and expect to continue to do so throughout 2009 and 2010.
We also produce value-added sub-assemblies and complete refrigeration systems that utilize our compressors as components. Such products include indoor and outdoor condensing units, and multi-cell units and complete refrigeration systems that use both single speed and variable speed AC/DC powered compressors. These products are sold to both OEM and aftermarket distributors.
Manufacturing Operations
We manufacture our products from facilities located in the United States, Canada, Brazil, France, India and Malaysia. Of our foreign manufacturing sources, our Brazilian compressor operations are the largest. Brazilian operations include two manufacturing facilities producing our broadest product offerings, with an installed capacity of approximately 18 million compressors. Products produced in Brazil are sold throughout the world. Significant devaluations of the Brazilian real in 1999 and 2002 set the stage for these operations to better compete in foreign markets. The strengthening of the real from 2003 through July of 2008, however, represented a significant departure from those historical devaluation trends. Accordingly, we have gradually reduced our exports from the Brazilian market in recent years, resulting in approximately 48%, 59%, and 66% of Brazilian production being exported in 2008, 2007 and 2006, respectively.
We manufacture products in North America in facilities in Tupelo, Mississippi and Ontario, Canada. Over the past several years we have been consolidating the number of facilities operated in North America due to both cost competitiveness with low cost countries as well as the relocation of our customers’ operations to low cost countries. During 2008 we completed the closure of two additional facilities in the United States, leaving only our facility in Tupelo. Installed capacity in Tupelo is approximately 6 million compressors.

We also currently operate three manufacturing facilities in France. As in North America, we are actively restructuring these operations, through consolidation into fewer facilities and by moving production to lower cost countries. During 2008 we ceased manufacturing in a facility located in LaVerpilliere, thus reducing the number of French manufacturing locations from four to three. These facilities have aggregate capacity of 3.7 million units.
We operate two manufacturing facilities in India with a current total capacity of 5 million units. Given the current cost structure of our Indian production and the potential growth of the Indian market, we are expanding production capacity in India, and relocating certain production capabilities from other, higher-cost countries into these facilities.
Our compressor manufacturing operations are vertically integrated, and we manufacture a significant portion of our component needs internally, including electric motors and metal stampings. Raw materials are purchased from a variety of non-affiliated suppliers. We utilize multiple sources of supply and the required raw materials and components are generally available in sufficient quantities, although the costs of commodity raw materials have increased substantially in recent years, peaking in mid-2008 before showing substantial decline. We expect that costs of these commodities will remain volatile in the future.
Given changes in relative currency values versus the dollar and the ability to source components more cheaply we expect that we will be decreasing the amount of vertical integration over the next several years. These actions are likely to continue to require the recognition of impairments and other costs as such plans are formulated and adopted.
Sales and Marketing
We market our compressor and condensing unit products under the following brand names; “Tecumseh”, “L’Unité Hermétique by Tecumseh”, “Masterflux”, “Silensys by Tecumseh” and “Vector by Tecumseh”. We sell our products primarily through our own sales staff, although sales to aftermarket customers are also made through independent sales representatives. In certain markets, we also use local independent sales representatives and distributors.
A substantial portion of our sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of compressor products for unitary central air conditioning systems and commercial refrigeration applications also include substantial sales to both OEM and distributor customers.
We have over 1,200 customers for compressor and condensing units. The majority of our customers are for commercial refrigeration products, while our customer base for household refrigeration and freezer (“R&F”) applications is much more concentrated. In 2008, the two largest customers for compressor products, both of whom were R&F customers, accounted for 7.3% and 7.0% respectively of consolidated net sales. Loss of either of these customers could have a materially adverse effect on our results. Generally, we do not enter into long-term contracts with our customers. However, we do pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.
We sell our products in over 110 countries.
Competition
All of the compressor and condensing unit markets in which we operate are highly competitive. Participants compete on the basis of delivery, efficiency, noise level, price, compliance with various global environmental standards, and reliability. We compete not only with other independent compressor producers but also with manufacturers of end products that have internal compressor manufacturing operations. Due to recent adverse economic conditions, we have seen customers with these internal manufacturing capabilities bring an increasing proportion of their own requirements in-house.
     North American Markets
In the domestic markets for water coolers, dehumidifiers, vending machines, refrigerated display cases, food service equipment, ice makers and other commercial refrigeration products, we compete primarily with compressor manufacturers from the Far East, Europe and South America and to a lesser extent, the United States. Competitors include Matsushita Electric Industrial Corporation, Danfoss, Inc., Embraco, S.A., Copeland Corporation, ACC and others.
The household refrigerator and freezer market is vertically integrated with many appliance producers manufacturing a substantial portion of their compressor needs. Our competitors include ACC Group, Matsushita Electric Industrial Corporation, Embraco, S.A., Danfoss, Inc., and others.
The unitary air conditioning compressor market consists of OEMs and a significant compressor aftermarket. We compete primarily with three U.S. manufacturers; Emerson Climate Technology, a subsidiary of Emerson Electric, Inc., Danfoss, Inc., and Bristol Compressors, Inc. Emerson Climate Technology enjoys a larger share of the domestic unitary air conditioning compressor business than either Bristol Compressors, Inc. or Tecumseh.
Over the last several years there has been an industry trend toward the use of scroll compressors in the high efficiency applications of the unitary air conditioning market, led by Emerson Climate Technology. Our competition has had scroll compressors as part of their product offerings for some time. Along with its own manufacturing capabilities, Emerson Climate Technology is also a member of the Alliance Scroll manufacturing joint venture with two major U.S. central air conditioning manufacturers, Trane air conditioning division of Ingersoll Rand and Lennox International, Inc.
We believe that the rotary and scroll compressors are important to maintaining a position in the unitary air conditioning and commercial refrigeration markets, and we continue to expand development of both technologies. We are in the early stages of offering scroll compressors to our customers. Over the course of 2008 we have successfully released product into North America as part of Tecumseh condensing units and systems as well as for aftermarket distribution. We also expanded our product outreach to Europe, South America, and Asia with sampling of scroll compressors beginning in the second half of 2008 in these markets. We expect to continue to broaden our product offerings using scroll technology in 2009.
In the domestic room air conditioning compressor market, we compete primarily with foreign companies, as a majority of room air conditioners are now manufactured outside the United States. We also compete to a lesser extent with U.S. manufacturers. Competitors include Matsushita Electric Industrial Corporation, Sanyo Electric Trading Company, L.G. Electronics, Inc., Mitsubishi, Daikin, and others. We have increasingly struggled with price competition from foreign companies during the last several years. Downward pressure on prices, particularly in the room air conditioning market, has continued due to global manufacturing over-capacity and abundant supply of inexpensive Asian products. Consequently, compressors for the room air conditioning market are presently a small percentage — approximately 15% — of our sales volume.
In 2008, approximately 8% of the compressor products produced in our North American operations were exported to foreign countries.

     Latin American Markets
Unlike North American and European markets, the markets in Latin America still have some degree of protection from outside competition, including import duties for compressors delivering up to 18,000 BTU/hr. of cooling capacity. Accordingly, markets exist for compressors serving all four of our primary product lines as described above. Tecumseh competes directly with Embraco, S.A., a subsidiary of Whirlpool, in Brazil. Together, Tecumseh and Embraco account for a majority of the share of compressors sold in Latin America. However, this level of protection is slowly being reduced, and the strength of the Brazilian currency in recent years has made foreign imports relatively cheaper despite the presence of duties. As a result, Asian manufacturers are beginning to capture additional share, and importation of the end products containing compressors has begun to reduce local demand for compressors, particularly in the room air conditioning product line. In addition, in 2008, approximately 18.1%, 13.1% and 10.5% of the sales delivered by our Brazilian facilities were made to its three largest customers respectively, and the loss of these customers would have a significant impact on the results of operations of these facilities, and to a lesser extent, on our consolidated results as a whole.
     European Markets
The largest portion of the European market is commercial refrigeration, followed by household refrigerators and freezers. Like North America, our primary competitors in both of these product lines include ACC Group, Embraco, S.A., Danfoss, Inc., Emerson and a growing number of producers from the Far East. European markets face the same competitive factors as those in North America, including foreign competition and a shrinking local customer base as OEM’s move operations to low cost countries.
     East Asian and Middle Eastern markets
Like Brazil, the East Asian/Middle Eastern markets still have some levels of protection for domestic manufacturers, including import duties. This is particularly the case in India, where our sales in the region are concentrated. In addition, given that the region has not yet fully developed a supply chain with temperature-controlled storage and distribution facilities (or “cold chain”), the majority of the market is for product used in air conditioning and household refrigerators. Major competitors include the Indian manufacturers Copeland / Emerson, Carrier Aircon Ltd., Godrej, Videocon, BPL and others. In addition, there are fewer end product manufacturers in India. Accordingly, in 2008, approximately 22.4% and 19.4% of the sales delivered by our Indian manufacturing facilities into East Asian and Middle Eastern markets were made to its two largest customers respectively, and the loss of these customers would have a significant impact on the results of operations of our Indian facilities, and to a lesser extent, on our consolidated results as a whole.
     Regulatory Requirements
Hydrochlorofluorocarbon compounds (“HCFCs”) are still used as a refrigerant in many air conditioning systems. Under a 1992 international agreement, HCFCs will be banned from new equipment beginning in 2010. Some European countries began HCFC phase-outs as early as 1998, and some have fully eliminated the use of HCFCs. Within the last several years, we have approved and released a number of compressor models utilizing U.S. government approved hydrofluorocarbons (“HFC”) refrigerants such as R410A, which are considered more environmentally safe than the preceding refrigeration compounds. HFCs are also currently under global scrutiny and subject to possible future restrictions.

In the last few years, there has been an even greater political and consumer movement, particularly from northern European countries, toward the use of hydrocarbons (“HCs”) and CO2 as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of the atmosphere) and the use of fluorine (which contributes to the “green-house” effect). The most common HC refrigerants are isobutene and propane. HCs are flammable compounds and have not been approved by the U.S. government for air conditioning or household refrigerator and freezer applications. They are permitted in North America, however, for certain small compressors as long as the total weight of the hydrocarbons is less than 150 milligrams. We build some compressors in Europe and Brazil for sale into the European markets using propane as the refrigerant, and also build certain compressors in Europe utilizing isobutene for sale into the European and Latin American markets. CO2 is still in limited production and is used in niche markets.
It is not presently possible to estimate the level of expenditures that will be required to meet future industry requirements or the effect on our competitive position. Nonetheless, we expect that our product development process will address these changes in a timely manner.
The U.S. National Appliance Energy Conservation Act of 1987 (the “NAECA”) requires specified energy efficiency ratings on room air conditioners and household refrigerator/freezers. Proposed energy efficiency requirements for unitary air conditioners were published in the U.S. in January 2001 and became effective in January 2006. The European and Brazilian manufacturing communities have issued energy efficiency directives that specify the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. We have ongoing projects aimed at improving the efficiency levels of our compressor products and have products available to meet known energy efficiency requirements as determined by our customers.
Geographic Location Information
The results of operations and other financial information by geographic location for each of the years ended December 31, 2008, 2007 and 2006 appear under the caption “Business Segment Information” in Note 18 of the Notes to the Consolidated Financial Statements which appear in Part II, Item 8, of this report, “Financial Statements and Supplementary Data,” and that information is incorporated by reference into this Item 1.
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
Patents, Licenses and Trademarks
We own a substantial number of patents, licenses and trademarks and deem them to be important to certain lines of our business; however, the success of our overall business is not considered primarily dependent on them. In the conduct of our business, we own and use a variety of registered trademarks, the most familiar of which is the trademark consisting of the word “Tecumseh” in combination with a Native American Indian head symbol.
Research and Development
The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations including those related to refrigerant requirements as discussed above. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines. We spent approximately $20.4 million, $28.1 million, and $36.7 million during 2008, 2007, and 2006, respectively, on research activities relating to the development of new products and the development of improvements to existing products. Of those amounts, approximately $0.2 million, $5.4 million and $11.7 million in 2008, 2007 and 2006 respectively related to research and development activities for entities that are now discontinued operations. None of this research was customer sponsored.
Employees
On December 31, 2008, we employed approximately 7,800 persons, 88% of whom were employed in foreign locations. While none of our U.S. employees were represented by labor unions, the majority of foreign location personnel are represented by national trade unions. Over the course of 2008, we have focused on reducing our global workforce as part of our overall efforts to restructure the business and improve our overall cost structure. During 2008, the maximum number of persons employed was approximately 10,200 and the minimum was approximately 7,800. Overall, we believe we generally have a good relationship with our employees.
Available Information
We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (SEC) under the 1934 Act. These documents may be accessed free of charge through our website at the following address: http://www.tecumseh.com/investor.htm. These documents are provided as soon as practicable after filing with the SEC, although not generally on the same day. These documents may also be found at the SEC’s website at http://www.sec.gov.
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this Annual Report on Form 10-K are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section in Item 7 below, “Disclosure Regarding Forward-Looking Statements,” should be considered in addition to the following statements.
Current and future global economic conditions could have an adverse effect on our sales volumes, liquidity and profitability.
The recent global recession, precipitated by the financial crisis, has had a substantial detrimental effect on our sales volumes. This decline has been driven by a deterioration of credit availability for consumers and customers, increased borrowing rates for those who are able to secure lines of credit, slowdowns in the housing market, and rising unemployment rates in many countries where our business is concentrated. The impact from the convergence of these factors in a short timeframe has been significant, especially since the current slowdown is affecting all of our global markets with nearly equal severity.
Global economic conditions, in fact, may continue to decline in the short term, and the depth and extent of this decline cannot be forecasted with certainty. Accordingly, we cannot project the timeframe within which economic conditions will begin to improve. To address these conditions, we have accelerated certain restructuring activities which involve the idling of underutilized assets and reductions in employment levels throughout the world. Notwithstanding the actions we have taken to address the economic contraction, further declines would have an adverse effect on our financial condition and results of operations.
We are subject to currency exchange rate and other related risks.
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. An increasing portion of our manufacturing presence is in international locations. During 2008, approximately 81% of our compressor manufacturing activity took place outside the United States. Our Brazilian, European and Indian manufacturing operations delivered approximately 38%, 32% and 10% of total 2008 compressor sales respectively. As a result, our consolidated financial results are increasingly sensitive to changes in foreign currency exchange rates. Because of our significant manufacturing and sales presence in Brazil, changes in the Brazilian real have been especially adverse to our results of operations when compared to prior periods; from January 1 to July 31, 2008, the Brazilian real strengthened by 11.6%, and in the following five months the real weakened by 49.2%.
Our results of operations are substantially affected by several types of foreign exchange risk. One type is balance sheet re-measurement risk, which results when assets and liabilities are denominated in currencies other than the functional currencies of the respective operations. This risk applies for our Brazilian operation, which denominates certain of its borrowings in U.S. dollars. The periodic re-measurement of these liabilities is recognized in the income statement. In the third and fourth quarters of 2008, the abrupt weakening of the Brazilian real against the U.S. dollar resulted in losses which were reported in our results of operations. Another significant risk for our business is transaction risk, which occurs when the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. This risk affects our business adversely when foreign currencies strengthen against the dollar, which until recently has been the case for the last several years. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our income statement when they are settled. From January 1 to December 31, 2008, the euro weakened against the dollar by 4.5%, while the rupee weakened by 23.4%. This resulted in losses to our income statement for the settlement of currency contracts entered into in India. In general, the strengthening of the U.S. dollar is favorable to our overall results over time; however, the rapid and significant weakening of foreign currencies in the third and fourth quarters of 2008 caused balance sheet re-measurement losses to out-weigh the favorable impacts of net transactional gains in the period. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries.
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
The most significant inflationary impacts to the business have been the prices of copper and steel, both major cost components of compressors. Copper increased by over 30% from the beginning of 2007 to July 2008, before declining precipitously. Including the impact of hedging activities, commodity costs in 2008 were unfavorable when compared to 2007 by $23.1 million. As of December 31, 2008, we held approximately 69% of our total projected copper requirements for 2009 in the form of forward purchase contracts and futures, which will provide us with substantial (though not total) protection from price increases during the year but also will detract from our ability to benefit from price decreases. The cost for the types of steel utilized in our products escalated in a manner similar to copper in 2007 and 2008, but as of December 31, 2008 had not yet experienced a similar decline in certain markets, particularly in Brazil. We currently expect that prices for these types of steel will stabilize in 2009, and have the potential to deflate in a manner similar to other commodities. We are striving for greater productivity improvements and implementing increases in selling prices to help mitigate cost increases in copper and steel as well as other base materials including aluminum, as well as other input costs including ocean freight, fuel, health care and insurance. We are also continuing to implement operational initiatives in order to continuously reduce our costs. We cannot assure you, however, that these actions will be successful to manage our costs or increase our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations.
We may not maintain our current level of liquidity.
Upon completion of the divestitures of the business operations as previously discussed, we eliminated all our domestic debt. However, challenges remain with respect to our ability to maintain appropriate levels of liquidity, particularly those driven by global economic conditions and possibly currency exchange and commodity pricing as well. Given the current economic contraction and the corresponding drop in our sales volumes, we expect that we will generate a limited amount of cash until further restructuring activities are implemented or economic conditions improve.
As part of our strategy to maintain sufficient liquidity, on March 20, 2008 we entered into a $50 million credit agreement with JPMorgan Chase Bank, N.A. As of December 31, 2008, we had no borrowings outstanding against this agreement, and our liquidity and availability were such that the covenants in the agreement did not apply. However, as a result of the interlocking relationship between availability and the fixed coverage charge ratio, borrowing ability under the agreement is currently limited, and our actual capacity for borrowings under the agreement is approximately $0.2 million.
Also, on February 19, 2009, the Herrick Foundation gave us notice that it planned to seek representation on the board by nominating a slate of four candidates for election as directors at our upcoming 2009 annual meeting of shareholders. The election of all four of the Herrick Foundation’s nominees to the board may constitute a “change in control” under the credit agreement. The occurrence of a change in control is an event of default under the agreement that, in addition to possibly triggering cross-default provisions under other agreements, would allow JPMorgan to terminate the agreement and terminate the stand-by letters of credit issued under the agreement to support our workers’ compensation obligations. Given current market conditions, there is a significant possibility that JPMorgan would not waive this event of default, or that we would not be able to secure a replacement credit facility with comparable terms — or on any terms at all. The loss of this source of liquidity could have unfavorable consequences.
We expect to generate other sources of cash through activities such as the termination and reversion of our over-funded hourly pension plan and the resolution of a U.S. tax refund from our 2003 tax year. While we believe that these and other activities will produce adequate liquidity to implement our business strategy over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions continue to deteriorate.
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
A change in control could result in significant additional expense and loss of critical management personnel.
As discussed in the preceding risk factor, the Herrick Foundation has given us notice that it plans to nominate a slate of four candidates for election as directors at the 2009 annual meeting of shareholders. The election of all four of the Herrick Foundation’s nominees to the board would be a “change of control” under the employment agreement and retention letter of our President and CEO, Ed Buker. If, following a change of control, Mr. Buker resigns for good reason or is terminated without cause (as those terms are defined in those agreements), he would be entitled to receive the same compensation as if he had terminated his employment for good reason, except that his cash payment would include two (rather than one and one-half) times his salary then in effect and two (rather than one) times his annual target bonus. This could cost us more than $5.0 million.
While the election of all of the Herrick Foundation nominees would not be a change of control under our change of control or retention letters with other executive officers and members of senior management, it may increase the likelihood that additional payments will be required under those agreements if the executives’ employment terminates. One of the conditions triggering such payments is the departure of Mr. Buker from the company. Election of the Herrick nominees may make it more likely that we will experience turnover at the senior executive level, which would increase the likelihood, under the terms of the change of control or retention letters, that we would become obligated to make payments to remaining executives. In the case of the executive officers alone, this could cost us more than $1.7 million.

Our businesses operate in highly competitive markets.
Our businesses generally face substantial competition in each of their respective markets. We compete on the basis of product design, quality, availability, performance, noise levels, customer service and price. Present or future competitors may have greater financial, technical or other resources; if our products do not meet or exceed the attributes of our competitor’s offerings, we could be at a disadvantage in the affected product lines. We cannot assure you that these and other factors will not have a material adverse effect on our results of operations.
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
Our business exposes us to potential litigation, such as product liability suits that are inherent in the design, manufacture, and sale of our products. We are also potentially exposed to litigation related to securities law, corporate governance issues, or other types of business disputes. These claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome.
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
As is further discussed in Item 3, “Legal Proceedings,” we are one of several companies involved in investigations into possible anti-competitive practices in the compressor industry. While we have entered into conditional amnesty agreements under which we do not expect to be subject to criminal prosecution with respect to the investigation, we are not exempt from civil litigation. As of the date of this report, several civil suits had been filed, and additional suits may be forthcoming. Even a successful defense against these claims could result in significant legal costs, and could have a material adverse impact on our results of operations and cash flows.
We are exposed to political, regulatory, economic, and other risks that arise from operating a multinational business.
Sales outside of North America, including export sales from North American businesses, accounted for approximately 79% of our net sales in 2008. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:
•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	required compliance with a variety of foreign laws and regulations;

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	the imposition of tariffs, exchange controls or other restrictions;

•	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

•	the protection of intellectual property in foreign countries; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.
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
As of December 31, 2008, we employed approximately 7,800 persons worldwide. The majority of the approximately 6,850 people we employ in foreign locations are represented by national trade unions. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot assure you that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at vehicle assembly plants where our engines are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Ann Arbor, Michigan, approximately 40 miles west of Detroit. At December 31, 2008 we had 20 properties worldwide (8 of which were classified as idled and held for sale) occupying approximately 5.4 million square feet (1.8 million idled) with the majority, approximately 3.4 million square feet, devoted to manufacturing. 11 facilities with approximately 3.6 million square feet (of which 2 facilities and 0.6 million square feet were idled) were located in four countries outside the United States. All owned and leased properties are suitable, well maintained and equipped for the purposes for which they are used.
ITEM 3. LEGAL PROCEEDINGS
Compressor industry antitrust investigation
On February 17, 2009, we received a subpoena from the United States Department of Justice Antitrust Division (“DOJ”) and a formal request for information from the Secretariat of Economic Law of the Ministry of Justice of Brazil (“SDE”) related to investigations by these authorities into possible anti-competitive pricing arrangements among certain manufacturers in the compressor industry. The European Commission began an investigation of the industry on the same day.
We intend to cooperate fully with the investigations. In addition, we have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division’s Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed to not bring any criminal prosecution with respect to the investigation against the company as long as we, among other things, continue our full cooperation in the investigation. We have received similar conditional immunity from the European Commission and the SDE.
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. Several purported class action lawsuits relating to the matters being investigated by the DOJ have been filed recently against us and other compressor manufacturers, and more lawsuits may follow. We have not yet had an opportunity to analyze the plaintiffs’ claims in the suits that have been filed and cannot say whether they have any merit. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated.
We anticipate that we will incur additional expenses as we continue to cooperate with the investigations and defend the lawsuits. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and result in financial losses in an amount we are unable to predict.
Herrick Foundation litigation
On June 13, 2008, Herrick Foundation (a Michigan non-profit corporation and as of the date of this report a holder of 15.2% of Tecumseh’s voting shares) sued Tecumseh Products Company in the Circuit Court for the County of Lenawee, Michigan. The directors of Herrick Foundation are Kent B. Herrick, who is a Tecumseh Products Company director, his father, Todd W. Herrick, and their lawyer, Michael A. Indenbaum. The complaint alleged that the April 4, 2008 amendment to our bylaws, which increased the percentage of Class B shares required to call a special meeting from 50% to 75%, violated Michigan law. Herrick Foundation sought to have the amendment set aside and also requested the court to order a special meeting of shareholders for the purpose of removing Dr. Peter Banks and Mr. David Risley from our board of directors. We filed a counterclaim against Herrick Foundation alleging that Herrick Foundation’s actions violate the settlement agreed to by it and others to end litigation in April 2007.
On August 11, 2008, we reached an agreement with Herrick Foundation with respect to its request to schedule the special meeting, which was entered by the Circuit Court on that date. As a result of this agreement, there was a special meeting of voting shareholders on Friday, November 21, 2008. The proposal by Herrick Foundation to remove Dr. Banks and Mr. Risley from our board of directors was placed on the agenda for the special meeting, but failed to gain the majority required by our bylaws. The Circuit Court postponed its ruling regarding the amendment to our bylaws until after the special meeting was completed; we subsequently reversed the 75% amendment and restored the bylaw requirement for convening a special meeting to 50%.
On December 8, 2008, Herrick Foundation filed another suit in Lenawee County Circuit Court, seeking to block a recapitalization plan that had been announced by the company on December 5. The recapitalization, to be achieved via a stock dividend in accordance with our articles of incorporation, would result in a consolidation of both classes of stock into a single voting class. On December 23, 2008, the Circuit Court issued a preliminary injunction preventing us from completing the recapitalization, originally scheduled to take place on December 31, 2008. We are continuing to litigate this case. These matters have and will continue to result in substantial legal and professional fees until such time as a resolution is determined.
Kahn shareholder lawsuit
On December 10, 2008 a shareholder class action lawsuit was filed in Lenawee County, Michigan against five of Tecumseh’s directors, alleging a breach of fiduciary duty by the defendant directors and seeking injunctive relief and damages for our proposed recapitalization plan, as discussed above in the context of Herrick Foundation’s December 8th suit. The injunctive relief sought in the Kahn case was granted in the Herrick Foundation lawsuit, and the circuit court consolidated the two cases. It is not possible at this time to assess the probability of the outcome or the range of potential exposure.

Judicial Restructuring for Brazilian Engine Manufacturing Subsidiary
On March 22, 2007, TMT Motoco, our Brazil-based engine manufacturing subsidiary, filed a request in Brazil for court permission to pursue a judicial restructuring. The requested protection under Brazilian bankruptcy law is similar to a U.S. filing for Chapter 11 protection in that during such a restructuring TMT Motoco remains in possession of its assets and its creditors cannot impose an involuntary restructuring on it. TMT’s restructuring request was granted by the court on March 28, 2007. The judicial restructuring was completed in 2008, the facility has been sold, and the majority of TMT Motoco’s obligations have been settled. The remaining obligations are expected to be completed in the first quarter of 2009; we consider that we have adequate reserves established to cover these liabilities.
Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (RICO) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, four plaintiff’s firms have filed 45 class action matters in 33 states, asserting claims on behalf of consumers in each of those states with respect to lawnmower purchases from January 1, 1994 to the present. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A special meeting of Class B (voting) shareholders of Tecumseh Products Company was held on November 21, 2008. Proposals by Herrick Foundation (which as of the date of the meeting held 15.2% of our voting shares) to remove Dr. Peter Banks and Mr. David Risley from our board of directors was placed on the agenda for the special meeting; management opposed these proposals. We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and proxies were also solicited by Herrick Foundation. A total of 4,632,792 shares were represented in person or by proxy, representing 91.2% of the 5,077,746 shares of Class B Common stock outstanding and entitled to vote.
As required by our bylaws, Herrick Foundation’s proposals would have needed to obtain a majority of the total outstanding voting shares, or 2,538,874 votes, in order to prevail. The proposals failed to gain this required majority. The outcome of the voting was as follows:

	Votes	Votes	Votes
Director	For Removal	Against Removal	Withheld

Peter M. Banks	2,108,961	2,522,939	825
David M. Risley	2,423,769	2,207,988	968
There were no broker non-votes.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A and Class B common stock trades on The Nasdaq Stock Market LLC under the symbols TECUA and TECUB, respectively. Total shareholders of record as of February 20, 2009 were approximately 280 for Class A common stock and 285 for Class B common stock. We have no current expectation to pay dividends. As of the date of this report, we have no equity securities authorized for issuance under compensation plans. We did not repurchase any of our equity securities during 2008.
Market Price and Dividend Information
Range of Common Stock Prices and Dividends for 2008

	Sales Price				Cash
	Class A		Class B		Dividends
Quarter Ended	High	Low	High	Low	Declared
March 31	$31.77	$19.00	$28.00	$16.18	$—
June 30	37.79	29.08	34.14	25.22	—
September 30	36.01	20.30	31.50	21.25	—
December 31	25.05	7.30	21.17	7.20	—
Range of Common Stock Prices and Dividends for 2007

	Sales Price				Cash
	Class A		Class B		Dividends
Quarter Ended	High	Low	High	Low	Declared
March 31	$18.21	$9.31	$17.39	$9.25	$—
June 30	16.38	9.81	15.71	9.76	—
September 30	23.77	15.83	21.78	14.41	—
December 31	25.93	15.47	22.79	13.97	—

ITEM 6. SELECTED FINANCIAL DATA
The following is a summary of certain of our financial information. Prior year results related to the Statements of Operations have been restated to reflect the reclassification of the Electrical Components Group, the Engine & Power Train Group, MP Pumps, and Manufacturing Data Systems, Inc. as discontinued operations.

	Years Ended December 31,
(Dollars in millions, except per share data)	2008	2007	2006	2005	2004
Net sales	$968.9	$1,116.8	$1,002.7	$910.9	$880.1
Cost of sales and operating expenses	867.7	976.9	907.1	790.0	715.0
Selling and administrative expenses	128.8	130.8	123.0	115.5	122.3
Impairments, restructuring charges, and other items	43.5	7.2	2.4	4.3	2.4

Operating (loss) income	(71.1)	1.9	(29.8)	1.1	40.4

Interest expense	(24.4)	(22.3)	(19.4)	(3.0)	(19.3)
Interest income and other, net	9.7	6.2	10.9	9.0	13.0

(Loss) income before taxes	(85.8)	(14.2)	(38.3)	7.1	34.1
Tax (benefit) provision	(5.9)	(8.2)	12.5	27.5	12.2

Net (loss) income from continuing operations	(79.9)	(6.0)	(50.8)	(20.4)	21.9

Income (loss) from discontinued operations, net of tax	29.4	(172.1)	(29.5)	(203.1)	(11.8)
Net (loss) income	$(50.5)	$(178.1)	$(80.3)	$(223.5)	$10.1

Basic and diluted (loss) earnings per share:*

(Loss) earnings per share from continuing operations	$(4.32)	$(0.33)	$(2.75)	$(1.10)	$1.19
Earnings (loss) per share from discontinued operations, net of tax	1.59	(9.31)	(1.60)	(10.99)	(0.64)

Basic and diluted (loss) earnings per share	$(2.73)	$(9.64)	$(4.35)	$(12.09)	$0.55

Cash dividends declared per share	—	—	—	$0.64	$1.28
Weighted average number of shares outstanding, basic (in thousands)	18,480	18,480	18,480	18,480	18,480

Cash and cash equivalents	$113.1	$76.8	$81.9	$116.6	$227.9
Working capital	173.4	128.4	226.3	402.0	505.7
Net property, plant and equipment	244.3	353.3	552.4	578.6	554.8
Total assets	798.5	1,164.9	1,782.7	1,800.5	2,062.8
Long-term debt	0.4	3.3	217.3	283.0	317.3
Stockholders’ equity	477.4	745.9	798.4	814.4	1,018.3
Capital expenditures	8.0	3.0	62.1	113.3	84.0
Depreciation and amortization	42.5	43.1	80.1	92.3	102.9

*	In 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant is not included in diluted earnings per share for the years ended December 31, 2008 and 2007, as the effect would be antidilutive.

Impairments, restructuring charges, and other items included:
2008 operating net loss included $43.5 million ($2.35 per basic and diluted share) of restructuring, impairment and other charges. A summary of these charges (gains) is as follows:

(Dollars in millions)	2008
Goodwill impairments	$18.2
Excise tax expense on proceeds from salaried retirement plan reversion	20.0
Impairment of buildings and machinery	14.6
Severance, restructuring costs, and special termination benefits	12.2
Curtailment and settlement (gains)/losses	(21.5)

Total impairments, restructuring charges, and other items	$43.5

The $14.6 million recognized for impairments of buildings and machinery was the result of the acceleration of our plans for relocating and consolidating of certain of our global manufacturing capabilities, in light of the pronounced softening of demand resulting from the current global financial conditions. The expense was recognized in Brazil ($11.0 million), North America ($3.0 million), and India ($0.6 million). The severance expense of $12.2 million was as a result of restructuring costs from previously announced actions recognized at our Brazilian ($5.2 million), North American ($3.7 million), Indian ($2.7 million) and European ($0.6 million) locations during the year.
2007 net loss included $7.2 million ($0.39 per share) of restructuring, impairment and other charges. $4.2 million of these restructuring charges related to the impairment of long-lived compressor assets in India ($2.2 million) and North America ($2.0 million). These assets were primarily impaired as a result of the global consolidation of our manufacturing operations. We also incurred expense of $1.6 million associated with reductions in force at several of our North American facilities. The remaining charges reflect the impact of net losses on the sale of buildings ($0.5 million) and related charges ($0.9 million) as a result of the consolidation of non-compressor facilities.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements Relating To Forward Looking Statements
The following information should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act that are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of us. Forward-looking statements can be identified by the use of terms such as “expects,” “should,” “may,” “believes,” “anticipates,” “will,” and other future tense and forward-looking terminology, or by the fact that they appear under the caption “Outlook.”
Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) unfavorable changes in macro-economic conditions and the condition of credit markets, which may magnify other risk factors; ii) the success of our ongoing effort to bring costs in line with projected production levels and product mix; iii) financial market changes, including fluctuations in foreign currency exchange rates and interest rates; iv) availability and cost of materials, particularly commodities, including steel and copper, whose cost can be subject to significant variation; v) actions of competitors; vi) our ability to maintain adequate liquidity in total and within each foreign operation; vii) the effect of terrorist activity and armed conflict; viii) economic trend factors such as housing starts; ix) the ultimate cost of resolving environmental and legal matters, including any liabilities resulting from the regulatory antitrust investigations commenced by the United States Department of Justice Antitrust Division, the Secretariat of Economic Law of the Ministry of Justice of Brazil or the European Commission, any of which could preclude commercialization of products or adversely affect profitability and/or civil litigation related to such investigations; x) emerging governmental regulations; xi) the ultimate cost of resolving environmental and legal matters; xii) our ability to profitably develop, manufacture and sell both new and existing products; xiii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xvi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xvii) increased or unexpected warranty claims; and xviii) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
EXECUTIVE SUMMARY
Until 2007, our business was focused upon three businesses: hermetically sealed compressors, small gasoline engine and power train products, and electrical components. Over the course of 2007 and 2008, we successfully executed a strategy to divest operations that we did not consider to be core to our ongoing business strategy. As part of that strategy, we sold the Residential & Commercial, Asia Pacific and Automotive & Specialty portions of our Electrical Components business, and also sold our Engine & Power Train business (with the exception of TMT Motoco, which recently completed a judicial restructuring and is in the process of finalizing its liquidation). We also completed the sale of MP Pumps, a business not associated with any of our major business segments. As a result of these initiatives, we are now primarily focused on our global compressor business.
In addition to the relative competitiveness of our products, as was described in Item 1 above, our business is significantly influenced by several specific economic factors: the strength of the overall global economy, which can have a significant impact on our sales volumes; the drivers of product cost, especially the cost of copper and steel; the relative value against the U.S. dollar of those foreign currencies where we operate; and global weather conditions.
With respect to global economic activity, the recent decline, which has become a global recession precipitated by the financial crisis, has had a detrimental effect on our sales volumes. This decline has been marked by a deterioration of credit availability for consumers and customers, increased borrowing rates for those who are able to secure lines of credit, slowdowns in the housing market, and growing unemployment rates in some countries where our business is concentrated. Given that these unfavorable conditions have arisen simultaneously, the impact has been significant. In addition, the current slowdown is affecting all of our global markets with nearly equal severity. In the first half of 2008, consistent with our expectations, we began to see a slowdown when compared to prior periods. As a result of the conditions described above, this trend continued at an accelerated pace in the third quarter of the year, and in the fourth quarter resulted in an even greater decline in activity. We cannot currently project when market conditions may begin to improve. Accordingly, we have accelerated certain restructuring activities which involve the idling of underutilized assets and reductions in employment levels throughout the world.
Due to the high material content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices have been extremely volatile during 2007 and 2008, increasing rapidly through July 2008, then dropping drastically in the last five months of the year. The price of copper is representative of this overall market volatility; from January 1, 2007 through July 31, 2008, copper prices increased by over 30%; then, in the subsequent five months, the price dropped by 62.8%. Such extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced forward and futures contracts. The cost for the types of steel utilized in our products escalated in a manner similar to copper in 2007 and 2008 (one type of steel increased by 77.8% from the beginning of 2007 to September 30, 2008) but has not yet experienced a similar decline in certain markets, particularly in Brazil. We currently expect that prices for the types of steel used in our products should decline in 2009 in a manner commensurate to other commodities. Due to competitive markets, we are typically not able to quickly recover cost increases through price increases or other cost savings. While we have been proactive in addressing the volatility of these costs, including executing forward purchase and futures contracts to cover approximately 69% of our anticipated copper requirements for 2009, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. In addition, while the use of forwards and futures can mitigate the risks of cost increases associated with these commodities by “locking in” costs at a specific level, declines in the prices of the underlying commodities can result in downward pressure in selling prices, particularly if competitors have lesser future purchase positions, thus causing a contraction of margins.
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. An increasing portion of our manufacturing presence is in international locations. From January 1 to December 31, 2008, approximately 81% of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India. Similarly, approximately 82% of our sales in 2008 were to destinations outside the United States. As a result, our consolidated financial results are extremely sensitive to changes in foreign currency exchange rates. Because of our significant manufacturing and sales presence in Brazil, changes in the Brazilian real have been especially adverse to our results of operations when compared to prior periods; from January 1 to July 31, 2008, the Brazilian real strengthened by 11.6%, and in the following five months the real weakened by 49.2%. Our results of operations are substantially affected by several types of foreign exchange risk. One type is balance sheet re-measurement risk, which results when assets and liabilities are denominated in currencies other than the functional currencies of the respective operations. This risk applies for our Brazilian operation, which denominates certain of its borrowings in U.S. dollars. The periodic re-measurement of these liabilities is recognized in the income statement. In the third and fourth quarters of 2008, the abrupt weakening of the Brazilian real against the U.S. dollar resulted in losses which were reported in our results of operations. Another significant risk for our business is transaction risk, which occurs when the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. This risk affects our business adversely when foreign currencies strengthen against the dollar, which until recently has been the case for the last several years. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our income statement when they are settled. From January 1 to December 31, 2008, the euro weakened against the dollar by 4.5%, the rupee weakened by 23.4% and the real weakened by 31.9%. This resulted in losses to our income statement for the settlement of currency contracts entered into with respect to these currencies. In general, the strengthening of the U.S. dollar is favorable to our overall results over time; however, the rapid and significant weakening of foreign currencies in the third and fourth quarters of 2008 caused balance sheet re-measurement losses to out-weigh the favorable impacts of net transactional gains in the period. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to the real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.
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
Upon completion of the divestitures of the business operations discussed above, we eliminated all our North American debt, and accumulated substantial net cash on our balance sheet. This cash balance has become increasingly important in light of recently constrained capital markets. In addition, consolidated interest expense for our business, taking into account amounts allocated to both continuing and discontinued operations, will be substantially reduced for the foreseeable future. We also expect further non-operational cash inflows through the end of 2009, due primarily to the termination and reversion of our over-funded hourly pension plan and receipt of a tax refund in the U.S. However, challenges remain with respect to our ability to generate appropriate levels of liquidity via results of operations, particularly those driven by global economic conditions, currency exchange and commodity pricing as discussed above. With current macroeconomic conditions and expected further volatility of the U.S. dollar versus key currencies such as the Brazilian real, the Indian rupee and the euro, we expect that we may not generate cash from normal operations until further restructuring activities are implemented or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we continue to maintain various credit facilities, both drawn and undrawn upon, in each of the jurisdictions in which we operate. While we believe that current cash balances combined with the cash to be generated by the pension plan reversion and the recovery of non-income taxes will produce adequate liquidity to implement our business strategy over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions remain at current levels or even continue to deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until the global economy begins to recover, credit markets become less constrained, and cash production from normal operations improves. In addition, while our business dispositions have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. While we believe we have adequately provided for such contingent liabilities based on currently available information, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Cautionary Statements Relating To Forward-Looking Statements” above, “Results of Operations” below, and “Risk Factors” in Item 1A.

RESULTS OF OPERATIONS
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):
Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Year Ended December 31,
(dollars in millions)	2008	%	2007	%
Net sales	$968.9	100.0%	$1,116.8	100.0%
Cost of sales and operating expenses	867.7	89.5%	976.9	87.5%

Selling and administrative expenses	128.8	13.3%	130.8	11.7%
Impairments, restructuring charges, and other items	43.5	4.5%	7.2	0.6%

Operating (loss) income	(71.1)	(7.3%)	1.9	0.2%
Interest expense	(24.4)	(2.5%)	(22.3)	(2.0%)
Interest income and other, net	9.7	1.0%	6.2	0.6%

Loss before taxes	(85.8)	(8.9%)	(14.2)	(1.2%)
Tax benefit	(5.9)	0.6%	(8.2)	0.7%

Net loss from continuing operations	$(79.9)	(8.2%)	$(6.0)	(0.5%)

Net sales in the year ended December 31, 2008 decreased $147.9 million or 13.2% versus the same period of 2007. Excluding the increase in sales due to the effect of changes in foreign currency translation of $56.2 million, net sales decreased 18.3% from the prior year. In general, the sales declines were a result of the global economic recession. Compressors for household refrigeration and freezing applications were affected in the most significant way, down $106.1 million or 26.6% when compared to 2007. This decline represents the impact of numerous factors, most notably a decline in market demand. It is largely attributable to reduced access to consumer credit in many geographies where our business is concentrated, including India and Brazil, as well as lower housing starts on a global basis. Compressors for commercial and aftermarket applications were down by $24.8 million or 4.8%. These declines were also attributable to the global contraction, which has driven a decline in new store growth, delays in cold chain development and an excess of customer inventory. Compressors for air conditioning and other applications were down $17.0 million, also driven by excess customer inventory as well as cooler than normal weather in the high-temperature, high-humidity geographies where our air conditioning compressors are sold.
Cost of sales and operating expenses were $867.7 million in the year ended December 31, 2008, as compared to $976.9 million in the fiscal year ended December 31, 2007. Expressed as a percentage of sales, these costs increased to 89.5% in 2008 compared to 87.5% in 2007. The majority of this increase was attributable to decreases in volume as discussed above, which reduced profitability by $49.5 million when compared to 2007 results. In addition, although commodity costs declined substantially in the fourth quarter and the U.S. dollar strengthened against foreign currencies, the full year impacts were nonetheless unfavorable. When compared to 2007, net currency impacts were unfavorable by $32.3 million. Commodity costs were unfavorable year-on-year by $23.1 million. Favorable pricing impacts of $38.8 million somewhat offset the effects of currency and commodities. Productivity and purchasing improvements and other impacts of $27.4 million also contributed favorably to 2008 results.
Results of operations were favorably impacted in both periods by net pension benefit income that was recorded as a result of the over-funding of the majority of our pension plans. This income favorably affected continuing operations by $8.8 million and $11.4 million in 2008 and 2007 respectively. 2008 and 2007 were also favorably affected by $8.4 million and $4.9 million respectively in benefit income related to other postretirement (“OPEB”) benefits. Refer to Note 6 in the Notes to the Consolidated Financial Statements for further discussion of our pension credits.
Selling and administrative expenses were $2.0 million or 1.5% lower in the fiscal year ended December 31, 2008 compared to the prior fiscal year. While we incurred approximately $17.7 million in 2008 for professional fees outside the ordinary course of business, which included consulting services for strategic planning and legal fees for corporate governance issues, this figure represented a $2.1 million reduction in such fees when compared to 2007. This improvement was offset by a net increase of $0.1 million in other selling and administrative costs reported in continuing operations. The most notable increases in S&A costs were $1.4 million in expenses recorded for share-based compensation, and an increase of $0.6 million in company contributions to defined contribution benefit plans. Due primarily to the abrupt decline in sales volumes in the second half of the year, selling and administrative expenses as a percentage of sales increased in 2008, at 13.3% and 11.7% in the fiscal years ended December 31, 2008 and December 31, 2007, respectively.
We recorded expense of $43.5 million ($2.35 per share) in impairments, restructuring charges, and other items in 2008. Fiscal year 2007 operating income included $7.2 million ($0.39 per share) of restructuring, impairments and other charges. For a more detailed discussion of these charges, refer to Note 13 of the Notes to the Consolidated Financial Statements.
Interest expense related to continuing operations amounted to $24.4 million in the fiscal year ended December 31, 2008 compared to $22.3 million in 2007. The increase was primarily related to higher interest rates charged on our foreign borrowings and accounts receivable discounting programs when compared to the prior year.
Interest income and other income, net amounted to $9.7 million in the fiscal year ended December 31, 2008 compared to $6.2 million in 2007. The increase was due to higher interest income received on higher average cash balances.
We recorded a $5.9 million income tax benefit from continuing operations for the fiscal year ended December 31, 2008. This benefit reflected a $2.6 million current tax provision ($0.8 million U.S. federal provision, $0.1 million state and local credit and $1.9 million foreign provision) offset by an $8.5 million deferred tax benefit (consisting of an $8.9 million U.S. federal benefit and a foreign provision of $0.4 million).
The consolidated statement of operations reflects an $8.2 million income tax benefit for the fiscal year ended December 31, 2007. This benefit reflected a $4.1 current tax provision ($1.3 million U.S. federal and $2.8 million foreign) offset by a $12.3 million deferred tax benefit (consisting of a $13.4 million U.S. federal benefit, a $1.3 million state and local provision, and a foreign benefit of $0.2 million).
At December 31, 2008 and 2007, full valuation allowances are recorded for net operating loss carryovers for those tax jurisdictions in which it is more likely than not that these deferred tax assets would not be recoverable. In 2007, the valuation allowance related to our Europe subsidiary was released, since management now believes that realization of their deferred tax assets is more likely than not. The net impact of this change decreased income tax by $0.4 million in 2007.
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
Net loss from continuing operations in the fiscal year ended December 31, 2008 was $79.9 million, or $4.32 per share, as compared to a net loss of $6.0 million, or $0.32 per share, in the fiscal year ended December 31, 2007. The change was primarily the result of volume declines in the current year and other factors as discussed above.
Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Year Ended December 31,
(dollars in millions)	2007	%	2006	%
Net sales	$1,116.8	100.0%	$1,002.7	100.0%
Cost of sales and operating expenses	976.9	87.5%	907.1	90.5%

Selling and administrative expenses	130.8	11.7%	123.0	12.3%
Impairments, restructuring charges, and other items	7.2	0.6%	2.4	0.2%

Operating income (loss)	1.9	0.2%	(29.8)	(3.0%)
Interest expense	(22.3)	(2.0%)	(19.4)	(1.9%)
Interest income and other, net	6.2	0.6%	10.9	1.1%

Income (loss) before taxes	(14.2)	(1.2%)	(38.3)	(3.8%)
Tax (benefit) provision	(8.2)	0.7%	12.5	(1.2%)

Net income (loss) from continuing operations	$(6.0)	(0.5%)	$(50.8)	(5.0%)

Net sales in the year ended December 31, 2007 increased $114.1 million or 11.4% versus the same period of 2006. Excluding the increase in sales due to the effect of changes in foreign currency translation of $81.9 million, net sales increased 3.2% from the prior year. The sales increases were primarily attributable to price advances, which were implemented throughout the year across all product lines except residential air conditioning. The increases in commercial compressors were also associated with higher volumes, with unit sales improving by approximately 6%, due both to increased demand from existing customers and from growth in new markets, particularly in India This increase was offset somewhat by volume declines in refrigeration and freezer compressors (down 1%).
In total, full year sales reflected a year-on-year increase of $58.9 million in commercial compressors, an increase of $36.8 million in refrigeration and freezer compressors, and increases in compressors for central air of $10.8 million and residential air conditioning of $3.8 million. The remaining increases were not attributable to any of our major product lines.
Cost of sales and operating expenses were $976.9 million or 87.5% of sales in the year ended December 31, 2007, as compared to $907.1 million and 90.5% in the fiscal year ended December 31, 2006. The majority of this improvement as a percentage of sales was created by increases in selling price, which improved 2007 results by $75.0 million including volume and mix impacts. These selling price increases helped to offset the unfavorable impacts of currency of $43.7 million and higher commodity costs of $17.2 million. Productivity and purchasing improvements of $9.6 million also contributed to the improved 2007 figure. Net improvements of $20.6 million were also realized in overhead costs, warranty, and improved administrative costs associated with lower headcounts.

Results of operations were favorably impacted in both periods by net pension benefit income that was recorded as a result of the over-funding of the majority of our pension plans. This income favorably affected continuing operations by $11.4 million and $10.9 million in 2007 and 2006 respectively. Fiscal year 2007 was also favorably affected by $4.9 million in benefit income related to other postretirement (“OPEB”) benefits, while expense of $2.8 million related to OPEB plans was recorded in 2006. Refer to Note 6 in the Consolidated Financial Statements for further discussion of our pension credits.
Selling and administrative expenses were $7.8 million or 6.3% higher in the fiscal year ended December 31, 2007 compared to the prior fiscal year. However, as a percentage of net sales, selling and administrative expenses improved in 2007, at 11.7% and 12.3% in the fiscal years ended December 31, 2007 and December 31, 2006, respectively. We paid aggregate professional fees in 2007 for items such as consulting services, litigation costs, and bank amendments of $19.8 million, representing an increase in such fees of $14.8 million compared to the prior year. In addition, the reversal of accruals for non-income taxes in Brazil received in the fourth quarter of 2006 of $6.9 million were not repeated in 2007. These challenges were offset by other administrative savings of $13.9 million, primarily realized from restructuring activities.
Fiscal year 2007 operating loss included $7.2 million ($0.39 per share) of restructuring, impairment and other charges. $4.2 million of these restructuring charges related to the impairment of long-lived compressor assets in India ($2.2 million) and North America ($2.0 million). These assets were primarily impaired as a result of the global consolidation of our manufacturing operations. We also incurred expense of $1.6 million associated with reductions in force at several of our North American facilities. The remaining charges reflect the impact of net losses on the sale of buildings ($0.5 million) and related charges ($0.9 million) as a result of the consolidation of non-compressor facilities.
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
Interest income and other income, net amounted to $6.2 million in the fiscal year ended December 31, 2007 compared to $10.9 million in the same period of 2006. In 2006, we recognized a gain of $3.6 million on the sale of our interest in Kulthorn Kirby Public Company Limited, a manufacturer of compressors based in Thailand. The remainder of the decline in 2007 was due to lower interest rates and lower average cash balances.
The consolidated statement of operations reflects an $8.2 million income tax benefit for the fiscal year ended December 31, 2007. This benefit reflected a $4.1 current tax provision ($1.3 million U.S. federal and $2.8 million foreign) offset by a $12.3 million deferred tax benefit (consisting of a $13.4 million U.S. federal benefit, a $1.3 million state and local provision, and a foreign benefit of $0.2 million).
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
Net loss from continuing operations in the fiscal year ended December 31, 2007 was $6.0 million, or $0.33 per share, as compared to a net loss of $50.8 million, or $2.75 per share, in the fiscal year ended December 31, 2006. The improvement was primarily the result of the improved gross margins and other factors as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements. In 2008, we utilized the reversion of our Salaried pension plan and the recovery of non-income taxes in our Brazilian operations as significant sources of cash. In 2007, liquidity was predominantly obtained through proceeds from the sale of non-core businesses. In general, our principal sources of liquidity are cash flows from operating activities, when available, and borrowings under available credit facilities.
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
Cash Flow
     2008 vs. 2007
Cash provided by operations amounted to $70.6 million in 2008, as compared to cash used by operations of $14.8 million in 2007. The 2008 results incorporated a net loss of $50.5 million, which included the non-cash impact of $42.5 million in depreciation expense and other non-cash items of $32.4 million from the impairment of long-lived assets and goodwill. The net loss also included a working capital settlement with the purchaser of our former Engine & Powertrain business of $13.1 million, which was paid in cash in March of 2009. Refer to Note 2 of the Notes to the Consolidated Condensed Financial Statements for further discussion of this settlement. The $80 million in net proceeds realized from the reversion of our salaried retirement plan was also a significant element of the increase in cash, as was the $45.0 million received in the fourth quarter of 2008 from the refund of non-income taxes in Brazil.
With respect to working capital, inventories decreased by $8.3 million during 2008; this is reflective of the lower balances required at the end of the year to address current manufacturing requirements as well as global efforts to reduce inventories. Although inventories declined, the rapid slowdown in sales volumes in the fourth quarter of the year resulted in an additional five days of inventory on hand at the end of 2008 as compared to the end of 2007. Accounts receivable, in contrast, increased by $10.9 million from the beginning of the year. This increase was the net result of offsetting factors. First, a decrease of $55.9 million in the amount of discounted receivables at the end of 2008 as compared to 2007 reflected the use of cash to decrease the use of these facilities by all our global locations, thereby increasing the amount of accounts receivable reported on our consolidated balance sheet. This increase in accounts receivable was offset by substantially lower customer receivables in the fourth quarter of 2008 as compared to 2007, which was attributable to lower sales volumes. A reduction in days sales outstanding of six days as of the end of 2008 compared to the end of 2007 also contributed to reducing our receivables balances. We also recorded decreases to accounts payable and other accrued expenses and liabilities (down $28.4 million since the end of 2007), also primarily attributable to the current dip in sales volumes. Most of the remainder of the cash adjustments to working capital were due to the effects of foreign currency translation.
Cash provided by investing activities was $9.7 million in 2008 versus cash provided by investing activities of $244.3 million for the same period of 2007. $23.2 million in net proceeds were received from the sale of assets during 2008, while $265.3 million in proceeds were recorded in 2007. Asset sales in 2008 included MP Pumps for net initial cash proceeds of $14.2 million ($14.6 million less up-front expenses of $0.4 million), an airplane for $3.4 million, our Dundee, Michigan facility for $1.6 million, our Shannon, Mississippi facility for $1.2 million, other excess equipment for $2.0 million, and our airport facility for $0.8 million. Net proceeds from asset sales in 2007 included the sale of the Residential & Commercial portions of our Electrical Components business for $199.0 million, the sale of the Engine & Power Train business for $48.9 million, the sale of the Automotive & Specialty division of the Electrical Components business for $8.3 million, the sale of an aircraft for $3.4 million, the sale of other fixed assets for $4.7 million, and the sale of Manufacturing Data Systems, Inc. for $1.0 million. Capital expenditures were reduced by $1.2 million in 2008 from the prior year, from $9.2 million in 2007 to $8.0 million in 2008.
Cash used by financing activities was $23.4 million in 2008 as compared to a use of cash of $237.5 million in 2007. In 2007, we used the proceeds from the sale of the Electrical Components and Engine & Power Train businesses to pay off the entire balance of both our North American credit agreements. We continued to reduce our debt levels in 2008 in response to higher interest rates.
     2007 vs. 2006
Cash used by operations amounted to $14.8 million in 2007, as compared to cash used by operations of $94.4 million in 2006. The 2007 results included a net loss of $178.1 million. Accounts receivable decreased by $35.2 million from the beginning of the year. This net decrease was the result of several factors. First, an increase of $32.7 million in the amount of discounted receivables at the end of 2007 compared to 2006 reflected the increasing use of discounting by our European and Indian locations. In addition, when evaluating days to collection for outstanding receivables, there was an improvement of four days to collection as of December 31, 2007 when compared to the end of 2006. The days sales outstanding (“DSO”) for compressor operations decreased from 61 at the end of 2006 to 57 at year-end 2007 (before consideration for discounted accounts receivable), due to improved time to collection in North America, Europe, and India. Inventories decreased by $30.2 million since the beginning of the year, reflecting improvements of six days inventory on hand for the compressor operations. These positive working capital results were offset by decreases to accounts payable and other accrued expenses and liabilities (up $51.0 million since the end of 2006). Most of the remainder of the cash adjustments to working capital was due to the effects of foreign currency translation.
Cash provided by investing activities was $244.3 million in 2007 versus cash provided by investing activities of $70.9 million for the same period of 2006. $265.3 million in net proceeds were received from the sale of assets during 2007, while $135.0 million in proceeds were recorded in 2006. Net proceeds from asset sales in 2007 included the sale of the Residential & Commercial portions of our Electrical Components business for $199.0 million, the sale of the Engine & Power Train business for $48.9 million, the sale of the Automotive & Specialty division of the Electrical Components business for $8.3 million, the sale of an aircraft for $3.4 million, the sale of other fixed assets for $4.7 million, and the sale of Manufacturing Data Systems, Inc. for $1.0 million. Included in the 2006 sales was the sale of Little Giant Pump Company for $120.7 million, our 7% interest in Kulthorn Kirby Public Company Limited stock for $4.7 million and the sale of our former Douglas, Georgia manufacturing facility for $3.5 million. In addition, we acquired a small Australian-based company in the first quarter of 2006, which owned patents related to the manufacturing of certain types of electric motors, which were applicable to both our Electrical Components and Compressor operations. The entire purchase price was allocated to amortizable intangible assets, which were sold as part of the divestiture of the Electrical Component business operations in 2007. Capital expenditures were reduced by $52.9 million from the prior year, from $62.1 million in 2006 to $9.2 million in 2007.
Cash used by financing activities was $237.5 million in 2007 as compared to a use of cash of $9.2 million in the same period of 2006. In 2007, we used the proceeds from the sale of the Electrical Components and Engine & Power Train businesses to pay off the entire balance of both our First and Second Lien Credit Agreements.

Credit Facilities and Cash on Hand
In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our North American credit agreement, foreign bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our capital expenditures and working capital requirements. For the fiscal years ended December 31, 2008 and December 31, 2007, our average outstanding debt balance was $60.2 million and $210.2 million, respectively. Our weighted average interest rate was 10.4% as of December 31, 2008, as compared to a weighted average rate of 8.9% as of December 31, 2007. The increase in the weighted average rate was attributable to 1) higher interest rates charged in 2008 in Brazil and India, and 2) a higher percentage of our 2008 borrowings and discounted accounts receivable being concentrated in those locations.
On March 20, 2008, we terminated our previous $75 million first lien credit agreement and entered into a new $50 million credit agreement with JPMorgan Chase Bank, N.A. as administrative agent. The agreement provides us with a $50 million revolving line of credit expiring on March 20, 2013. The agreement contains certain covenants, including a minimum fixed charge coverage ratio, which applies only if liquidity, as defined by the credit agreement, falls below a specified level. We do not currently meet the minimum fixed charge coverage ratio; while this is not an event of default, it does reduce our available credit under the facility by $20.0 million. As of December 31, 2008, we had no borrowings outstanding against this agreement, and our levels of liquidity and availability were such that the covenants did not apply. We paid $1.6 million in fees associated with the new agreement, which were capitalized and will be amortized over the term of the agreement. $1.4 million in fees associated with the previous first lien credit agreement were expensed as interest cost upon its termination.
At December 31, 2008, we had cash balances in North America of approximately $76.5 million and outstanding letters of credit of $6.7 million. Due to our fixed charge coverage ratio as described above, U.S. availability under our domestic Credit Agreement was approximately $0.2 million. The Credit Agreement also authorized us as of that date to obtain a maximum in additional financing sources of $150.2 million in foreign jurisdictions. The interest rate under these arrangements, had balances been outstanding, would have been 2.35% at December 31, 2008.
Although we have terminated our former Second Lien Credit Agreement, the former lender still possesses a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued at $7.3 million or $5.29 per share, expires in April of 2012. The costs associated with this warrant, while originally accounted for as additional interest to be expensed over the remaining terms of the credit agreement, were accelerated upon full repayment of the debt, and resulted in expense of $6.2 million in the third quarter of 2007, which was included in the loss from discontinued operations.
In addition to our North American credit agreement, we have various financing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $30.8 million as of December 31, 2008.
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
For further discussion of our credit facilities, refer to Note 9, “Debt,” of the Notes to the Consolidated Financial Statements.

     Accounts Receivable Sales
Our Brazilian, European, and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables excluded from our balance sheet was $23.3 million and $79.2 million as of December 31, 2008 and 2007, respectively. We reduced the utilization of these facilities throughout the last two quarters of 2008, due to increasing interest rates. We cannot provide any assurances that these facilities will be available or utilized in the future.
     Adequacy of Liquidity Sources
Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements. However, in 2007 cash flows from operations were negative and we had to rely on existing cash balances, proceeds from credit facilities and asset sales to fund our needs. In addition, our business exposes us to potential litigation, such as product liability suits or other suits related to anti-competitive practices, securities law, corporate governance issues or other types of business disputes. These claims can be expensive to defend and an unfavorable outcome from any such litigation could adversely affect our cash flows and liquidity.
In the near term, we anticipate challenges with respect to our ability to maintain appropriate levels of liquidity, particularly those driven by volume declines experienced as a result of the recent economic contraction, as well as currency exchange and commodity pricing factors as discussed above. With expected further volatility of the U.S. dollar versus key currencies such as the Brazilian real and the euro we expect that we will generate a limited amount of cash until further restructuring activities are implemented, or economic conditions improve.
As part of our strategy to maintain sufficient liquidity, on March 20, 2008 we entered into a $50 million credit agreement with JPMorgan Chase Bank, N.A. As of December 31, 2008, we had no borrowings outstanding against this agreement, and our liquidity and availability were such that the covenants in the agreement did not apply. However, as a result of the interlocking relationship between availability and the fixed coverage charge ratio, borrowing ability under the agreement is currently severely limited, and our actual capacity for borrowings under the agreement is approximately $0.2 million.
Also, on February 19, 2009, the Herrick Foundation gave us notice that it planned to seek representation on the board by nominating a slate of four candidates for election as directors at our upcoming 2009 annual meeting of shareholders. The election of all four of the Herrick Foundation’s nominees to the board may constitute a “change in control” under the credit agreement. The occurrence of a change in control is an event of default under the agreement that, in addition to possibly triggering cross-default provisions under other agreements, would allow JPMorgan to terminate the agreement and terminate the stand-by letters of credit issued under the agreement to support our workers’ compensation obligations. Given current market conditions, there is a significant possibility that JPMorgan would not waive this event of default, or that we would not be able to secure a replacement credit facility with comparable terms — or on any terms at all. The loss of this source of liquidity could have unfavorable consequences.
In addition to our borrowing facilities around the world, we are generating other sources of cash through various activities as noted below.
As part of the process of finalizing the audit of our 2003 tax year, we reached an agreement with the IRS in December 2008 regarding the refund of federal income taxes previously paid related to that period. Under the agreement, we will receive a tax refund of $12.2 million plus interest of $2.1 million accrued through 2008, for a total of $14.3 million. Receipt of this refund is expected during 2009.
We have successfully executed a conversion of our salaried retirement plan to a new retirement program, which includes both defined benefit and defined contribution plans. This conversion yielded net cash to us in 2008 of approximately $80 million. The net proceeds were higher than we previously expected because the old plan was able to purchase annuities to fund its future obligations for a lower premium than we had estimated, due in part to the final actuarial assumptions being more favorable than those we used for purposes of our original estimate. The arrangements we have made will fully secure the benefits payable under the old plan and will also fund the new plans, without additional annual contributions, for approximately six future years.
In the fourth quarter of 2007 we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we will also be executing a reversion of our hourly pension plan. We expect that the reversion of this plan will make net cash available of approximately $45 million. The timing of the distribution is dependent on the length of time needed to receive a favorable determination by the IRS, and is currently expected to take place in the second quarter of 2009 at the earliest.
We have also begun to receive the expected refunds of the outstanding refundable Brazilian non-income taxes. As of December 31, 2008, and based upon the exchange rate between the U.S. dollar and the Brazilian real as of that date, we had received approximately $45.0 million in refunds. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Currently, based on indications we have received from the Brazilian tax authorities, we expect to recover approximately $3 million of the outstanding refundable taxes in Brazil during 2009, with the remainder, approximately $37 million, expected to be recovered in 2010.
As part of addressing our liquidity needs, we made substantially lower levels of capital expenditures in 2008 as compared to recent company history, and expect to continue that trend in 2009. Looking ahead, we expect capital expenditures in 2009 and beyond to remain at levels far less than historical averages, due to the elimination of non-core businesses and due to a shift away from capital intensive vertical integration to higher levels of outside sourcing of components from suppliers located in low cost countries. We expect capital expenditures to average $20 to $25 million annually for the foreseeable future, although the timing of expenditures may result in higher investment in some years and lower amounts in others. The amount of capital expenditures incurred during 2009 will ultimately depend on the timing and extent of economic recovery. Given current expectations, 2009 capital expenditures will remain below our target average as we carefully manage and prioritize expenditures based upon rapid return on the capital invested.
     Off-Balance Sheet Arrangements
We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us; although, as disclosed in Note 17 to the Consolidated Financial Statements, we are contingently liable with respect to some receivables factored in Brazil, Europe and India.

     Contractual Obligations
We have minimal capital and operating leases, as substantially all employed facilities and equipment are owned. Our payments by period as of December 31, 2008 for our long-term contractual obligations are as follows:

	Payments by Period (in millions)
	Total	2009	2010/2011	2012/2013	Other
Debt Obligations	$30.8	$30.4	$0.4	—	—
Interest Payments on Debt (1)	16.0	3.2	6.4	6.4	—
Operating leases (2)	5.7	1.3	2.0	1.5	0.9
Employment contracts(3)	7.5	3.7	3.8	—	—
Other Long-Term Obligations(4)	0.6	—	—	—	0.6

(1)	Debt levels are assumed to remain constant. Interest rates on debt obligations are assumed to remain constant at the current weighted average rate of 10.4%.

(2)	Operating leases include minimum payments for leased facilities and equipment.

(3)	Employment contracts include minimum obligations under employment and retention letter agreements.

(4)	Other long-term obligations consist solely of reserves for uncertain tax positions recognized under FIN 48.
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
     Share-based compensation
In the first quarter of 2008, we adopted a share-based cash compensation plan. This plan requires us to begin applying FASB Statement 123R, “Share Based Payments” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including our grants of SARs, which are the economic equivalents of employee stock options, to be recognized in the financial statements as compensation expense based upon the fair value on the date of grant. We determined the fair value of these awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of the SARs, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our common stock and that of an index of companies in our industry group. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon our history of not having issued a dividend since the second quarter of 2005 and management’s current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value. For further discussion of this share-based compensation plan, see Note 12, “Share-Based Compensation Arrangements,” of the Notes to the Consolidated Condensed Financial Statements.
     Derivative Instruments and Hedging Activities
In the third quarter of 2008, we initiated the use of commodity futures contracts. The intent of these contracts is to enable us to minimize the impact of market fluctuations in commodity prices on our financial results. Accordingly, we now manage our exposure to the volatility in the prices of commodities, particularly copper, through a combination of commodity forward contracts and commodity futures. The commodity futures contracts qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and are discussed further in Note 15 of the Notes to the Consolidated Condensed Financial Statements.
     Uncertainty in Income Taxes
We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
At December 31, 2008 and 2007, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0.6 million and $0.9 million respectively. In each period, there was no reduction of deferred tax assets relating to uncertain tax positions.
We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2008 and 2007, we had accrued interest and penalties of $0.6 million and $0.7 million respectively. The tax reserves relate to potential state tax nexus issues and the entire amount would have an impact on our effective tax rate.
At December 31, 2008, we anticipate an increase in the total amount of unrecognized tax benefits within the next twelve months in the range of zero to $0.2 million.
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

We recognize losses relating to the impairment of long-lived assets when the future undiscounted cash flows are less than the asset’s carrying value or when the assets become permanently idle. Assumptions and estimates used in the evaluation of impairment are consistent with our business plan, including current and future economic trends, the effects of new technologies and foreign currency movements are subject to a high degree of judgment and complexity. All of these variables ultimately affect management’s estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates, or our inability to achieve our business plan, may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.
As discussed above, during the years ended December 31, 2008, 2007 and 2006 we recognized impairments of our long-lived assets of $14.6 million, $7.2 million and $2.4 million respectively, related to restructuring activities. As we continue our plans to restructure our business and meet plan operating and liquidity targets, a decision may be reached to sell certain assets for amounts less than the carrying values that were established under a held and used model.
     Deferred Tax Assets
As of December 31, 2008, we had $5.2 million of deferred tax assets recorded on our financial statements related to foreign operations. In periods where such assets are recorded, we are required to estimate whether recoverability of our deferred tax assets is more likely than not, based on forecasts of taxable earnings in the related tax jurisdiction. We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations. Examples of evidence that we consider when making judgments about the deferred tax valuation includes tax law changes, a history of cumulative losses, and variances in future projected profitability.
Full valuation allowances will be maintained against deferred tax assets in the U.S. and other foreign countries until sufficient positive evidence exists to reduce or eliminate them. During the quarter ended June 30, 2007, the valuation allowance related to our European entity was released, since management now believes that realization of their deferred tax assets is more likely than not. The net impact of this change decreased income tax by $0.4 million in the second quarter of 2007.
     Goodwill
Until December 31, 2008, we had goodwill recorded from acquisitions. We conduct a periodic evaluation for impairment when circumstances warrant, or at least once per year. Impairment is tested in accordance with SFAS No. 142, “Goodwill and Other Intangibles,” by comparing the carrying value of the reporting unit to its estimated fair value.
As there are not quoted prices for our individual geographic locations, fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows, forecasted over a six year period (five years in the 2007 analysis), with residual growth rates forecasted at 2.0% to 4.0% in the 2008 model (3.0% to 5.0% in the 2007 model) thereafter. We use management business plans and projections as the basis for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the carrying value of goodwill. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) fluctuations in sales volumes, which can be driven by multiple external factors, including global economic conditions; (ii) product costs, particularly commodities such as copper and steel; (iii) currency exchange fluctuations; (iv) pricing actions undertaken in response to rapidly changing commodity prices and other product costs, and customer acceptance of those actions; (v) interest rate fluctuations; and (vii) the intention to continue to operate the reporting unit. Refer to “Cautionary Statements Relating to Forward-Looking Statements” in Item 2 for other factors that have the potential to impact estimates of future cash flows.
Consistent with paragraph 24 of SFAS No. 142, “Goodwill and Other Intangible Assets,” discount rates utilized in the goodwill valuation analysis are derived from published resources such as Ibbotson. The rates utilized were 13.0% at December 31, 2008 and 11.23% at December 31, 2007 for all business units for which goodwill was recorded.
In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in our valuation model, we evaluate whether there is a reasonable basis for differences between actual results of the preceding year and projected results for the upcoming years. This methodology can potentially yield significantly different growth rates in the first few years of forecast data, due to factors such as improved efficiencies or incremental sales volume opportunities that are deemed to be reasonably likely to be achieved. Conversely, in our current year analysis, recent sales trends precipitated by the global recession resulted in forecasts of substantially lower-than-historical growth rates in 2009. In the India reporting unit, for example, the goodwill analysis performed at the end of 2008 projected a sales contraction of approximately 2.1% in 2009, before rebounding to positive growth of 12.1% in 2010 and moderating over the next several years to a 4.0% residual growth rate. Similarly, the Europe reporting unit projected sales declines of approximately 12.4% in 2009, recovering to a 5.3% growth rate in 2010, and ranging from 0.8% to 4.7% thereafter, with an assumed residual growth rate of 2.0%.
Operating profit before tax as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of our ongoing productivity improvements over the life of the forecast model. The Europe reporting unit forecasted operating profit percentages of (0.1%) in 2009 and ranging from 0.8% to 2.0% thereafter, with operating profit in the terminal year forecasted at 2.0%. The India reporting unit forecasted operating profit at 0.0% of sales in 2009 ranging from 0.2% to 7.8% thereafter, with operating profit in the terminal year forecasted at 8.8%.
Based on our analysis, the fair value of our European and Indian reporting units had fallen below carrying value as of December 31, 2008. Accordingly, we determined that the entire goodwill balance associated with each of these reporting units had become impaired, and such amounts were written off resulting in no goodwill remaining as of December 31, 2008.
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
We are involved in a number of environmental sites where we are either responsible for, or participating in, a cleanup effort. For additional information on environmental liabilities, see Note 16 of the Notes to the Consolidated Financial Statements.

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
We develop our demographics and utilize the work of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is based on investment yields available at year-end on corporate long-term bonds rated AA by Moody’s. The expected return on plan assets reflects asset allocations and investment strategy. The inflation rate for compensation levels reflects our actual historical experience. The inflation rate for health care costs is based on an evaluation of external market conditions and our actual experience in relation to those market trends. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and the rate of return on plan assets would increase 2008 expense by $1.5 million and $0.9 million, respectively.
Due primarily to the significant over-funding of the majority of U.S. pension plans and the resulting favorable return on plan assets, we recognized a net periodic benefit for pensions in our financial statements of $7.2 million and $14.2 million in 2008 and 2007, respectively. In 2008, we completed a reversion of our Salaried Retirement Plan. This reversion, which we completed in March of 2008, yielded net cash proceeds to us of approximately $80 million, representing gross proceeds of $100 million less excise taxes paid of $20 million. A portion of the overfunding for the old plan was utilized to pre-fund the benefits for both of the replacement plans for approximately the next six years.
In the fourth quarter of 2007, we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we will also be executing a reversion of our Hourly pension plan. At December 31, 2008, this Plan reported approximately $73 million in overfunding. We expect that the conversion of this Plan will make net cash available of approximately $45 million. The timing of the distribution will be dependent on the length of time needed to meet IRS distribution requirements, and is currently expected to take place in 2009.
See Note 6 of the Notes to Consolidated Financial Statements for more information regarding costs and assumptions for post-employment benefits.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Postretirement Benefit Plans
Beginning in fiscal years ending after December 15, 2009, employers will be required to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans, as a result of the FASB’s recently issued Financial Statement of Position amending FASB Statement 132, “Employers’ Disclosures about Pensions and Other Retirement Benefits” (“FSP FAS 132R-1”). FSP FAS 132R-1 expands the disclosure requirements about the types of assets and associated risks in employers’ postretirement plans. The disclosures required by the FSP are required for fiscal years ending after December 15, 2009, and employers are not required to apply the amended disclosure requirements to earlier periods presented for comparative purposes. We do not currently expect these enhanced disclosures to materially impact our financial statements or results of operations.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”), which revised the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Among other things, SFAS 161 requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, requires tabular quantitative disclosures about 1) the fair value of derivative instruments and 2) gains and losses on derivatives during the reporting period, and requires disclosures about contingent features in derivative instruments that relate to credit risk. SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008, and we do not expect the enhanced disclosures to materially impact our financial statements or results of operations.
Classification and Measurement of Redeemable Securities
On May 1, 2008, the SEC staff announced revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“Topic D-98”). Among other things, the revisions 1) clarified that the guidance applies to noncontrolling interests, 2) outlined the SEC’s views on the interaction between Topic D-98 and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” and 3) clarified other provisions of Topic D-98. These revisions are not expected to have an impact on our financial statements or results of operations.
OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report.
The outlook for 2009 is subject to many of the same variables that negatively impacted us in the year just ended. The condition of the global economy, commodity costs, key currency rates and weather are all important to future performance. While we have seen commodities and currencies generally move in directions favorable to us over the second half of 2008, our practice of mitigating our exposure to such movements will result in limited benefit being realized, particularly in the first half of 2009. These movements have been the result of very rapid fluctuations precipitated by an event that the former U.S. Federal Reserve Chairman described as a “once in a hundred year financial tsunami.” Whether such movements will reverse quickly or be sustained is unknown. In addition, recent rapid declines in forecasted sales volumes, at least through the first two quarters of 2009, have created an environment where our level of commodity and currency hedging has exceeded target levels, which further lengthens the period of time over which our average commodity cost will decline. In any event, we will continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments.
We continue to be concerned about maintaining our expected level of sales volumes, particularly in light of current global economic conditions. Volumes in the first half of 2008 were consistent with our expectations; as anticipated, we began to see a slowdown when compared to prior periods. This trend continued at an accelerated pace in the third quarter, and became even more pronounced in the fourth quarter of the year. The negative volume trends in the third and fourth quarter of 2008 were significantly more pronounced than we had anticipated earlier in the year. We cannot project when market conditions will begin to improve, and currently expect that 2009 sales volumes will decline by 15% as compared to 2008 levels. If a greater-than-expected decline in volume occurs in our key markets, this could have a further adverse effect on our current outlook.
Certain key commodities, including copper, have seen significant fluctuations in pricing since the beginning of 2008; copper prices increased by over 30% through July and then dropped 62.8% in August through December. As of December 31, 2008, we held approximately 69% of our total projected copper requirements for 2009 in the form of forward purchase contracts and futures, which will provide us with substantial (though not total) protection from any resurgence in price during the remainder of the year but also will detract from our ability to benefit from any price decreases. We expect the total 2009 cost of our purchased materials for the full year, including the impact of our hedging activities, to be slightly higher than the prior year, depending on commodity cost levels (particularly steel costs) over the course of the year. As a partial means of addressing the escalating costs of commodities in 2008, we implemented price increases; over the course of 2009 we expect to closely monitor pricing levels to correspond appropriately with changes, either favorable or unfavorable, in our cost structure.
The Brazilian real, the euro and the Indian rupee continue significant volatility against the U.S. dollar. We have considerable forward purchase contracts to cover our exposure to additional fluctuations in value during the year. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet re-measurement, to have a favorable financial impact totaling approximately $28 million when compared to 2008.
As part of our efforts to offset these worsening conditions, to improve profitability and reduce the consumption of capital resources, our plans for 2009 include additional cost reduction activities including, but not limited to, further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms, and revised sourcing plans. During 2008, we reduced our headcount by approximately 2,400 people. Further actions that we expect to execute in 2009 are estimated to result in severance costs of $5 to $7 million. We have also recently completed our initiative to close one of our U.S. operating facilities located in Tecumseh, Michigan. The closure is expected to reduce annualized costs by $7.6 million. We are continuing to evaluate our corporate infrastructure in relation to the level of business activity that remains now that the majority of our restructuring programs are completed and in light of current sales volumes. Such actions could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results.
We incurred approximately $17.7 million in 2008 for professional fees outside the ordinary course of operations, which included (but was not limited to) legal fees for corporate governance issues and costs associated with a special meeting of shareholders. Due to these expenses, many of which were unforeseeable earlier in the year, we experienced a decline of only $2.1 million in such professional fees in 2008 compared to 2007. Due to pending legal actions, particularly those currently undertaken by Herrick Foundation and the ongoing antitrust investigation, we cannot state with certainty the level of spending that will be incurred in 2009. For further discussion of issues impacting our liquidity and cash flows, refer to “Liquidity and Capital Resources.”
After giving recognition to these factors, we believe it is highly unlikely that we will substantially improve 2009 operating results as compared to 2008, excluding impairments and restructuring costs. As discussed above, we remain particularly concerned about the general health of the global economy and the depth and duration of the current recession.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk during the normal course of business from credit risk associated with accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities, which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts, commodity forward purchasing contracts and commodity futures contracts. Fluctuations in commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results.
Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments and accounts receivable. We place our cash investments, when available, in bank deposits and investment grade, short-term debt instruments (predominately commercial paper) with reputable credit-worthy counterparties and, by policy, limits the amount of credit exposure to any one counterparty. At December 31, 2008, all cash was held in the form of bank deposits.
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
A portion of accounts receivable of our Brazilian, European, and Indian subsidiaries are sold with recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $61.4 million and $99.2 million, at December 31, 2008 and 2007, respectively, and the discount rate was 11.2% in 2008 and 9.1% in 2007. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings. Our $50 million North American credit agreement, if we were to have borrowings outstanding against it, would be variable-rate debt. Our current borrowings consist of variable-rate borrowings by our foreign subsidiaries. We also record interest expense associated with the accounts receivable discounting facilities described above. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. Based on our debt balances at December 31, 2008, a 1% increase in interest rates would increase interest expense for the year by approximately $0.3 million.
Commodity Price Risk — Our exposure to commodity cost risk is related primarily to the cost of copper and steel, as these are major components of our product cost. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. We use commodity forward purchasing contracts as well as commodity futures to help control the cost of other traded commodities, primarily copper. Company policy allows management to contract commodity forwards or futures for a limited percentage of projected raw material requirements up to 18 months in advance. Commodity forward contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice with regard to forward contracts has been to accept delivery of the commodities and consume them in manufacturing activities. At December 31, 2008 and 2007, we held a total notional value of $37.8 million and $64.4 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. As discussed above, we have also initiated the purchase of commodity futures contracts in the third quarter of 2008, as these contracts provide us with greater flexibility in managing the substantial volatility in copper pricing. These futures are designated as hedges against the price of copper, and are accounted for as hedges on our balance sheet in accordance with SFAS 133. While we have been proactive in addressing the volatility of copper costs, including executing forward purchase contracts and futures contracts to cover approximately 69% of our anticipated copper requirements for 2009, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. In addition, while the use of forwards and futures can mitigate the risks of cost increases associated with these commodities by “locking in” costs at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. Based on our current level of activity, and before consideration for commodity forward purchases and futures contracts, an increase in the price of copper of $100 per metric ton (an increase of 3.3% from 2008 year-end pricing) would adversely affect our annual operating profit by $1.4 million.
Foreign Currency Exchange Risk — Our results of operations are substantially affected by several types of foreign exchange risk. One type is balance sheet re-measurement risk, which results when assets and liabilities are denominated in currencies other than the functional currencies of the respective operations. This risk applies for our Brazilian operation, which denominates certain of its borrowings in U.S. dollars. The periodic re-measurement of these assets and liabilities is recognized in the income statement. In 2008, the abrupt weakening of the Brazilian real against the U.S. dollar resulted in re-measurement losses associated with dollar-denominated debt of $8.7 million which were reported in our results of operations.
Another significant risk for our business is transaction risk, which occurs when the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. This risk affects our business adversely when foreign currencies strengthen against the dollar, which until recently has been the case for the last several years. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our income statement when they are settled. From January 1 to December 31, 2008, the euro weakened against the dollar by 4.5%, the rupee weakened by 23.4% and the real weakened by 31.9%. In general, the strengthening of the U.S. dollar is favorable to our overall results over time; however, the rapid and significant weakening of foreign currencies in the third and fourth quarters of 2008 caused balance sheet re-measurement losses to out-weigh the favorable impacts of transactional gains in the period. A third type of foreign currency exchange exposure affects operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries. It is also our policy not to purchase financial and/or derivative instruments for speculative purposes. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to the real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.
At December 31, 2008 and 2007, we held foreign currency forward contracts with a total notional value of $142.1 million and $232.7 million, respectively. We have a particularly concentrated exposure to the Brazilian real. Based on our current level of activity, and excluding any mitigation as the result of hedging activities, we believe that a strengthening in the value of the real of $0.10 per U.S. dollar would negatively impact our operating profit by approximately $7 million on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Tecumseh Products Company
We have audited the accompanying consolidated balance sheets of Tecumseh Products Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tecumseh Products Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” effective January 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tecumseh Products Company and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Southfield, Michigan
March 16, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tecumseh Products Company:
In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Tecumseh Products Company and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, MI
April 9, 2007, except for Note 2 as to which the date is March 13, 2009

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(Dollars in millions, except per share data)	2008	2007	2006
Net sales	$968.9	$1,116.8	$1,002.7
Cost of sales and operating expenses	867.7	976.9	907.1
Selling and administrative expenses	128.8	130.8	123.0
Impairments, restructuring charges, and other items	43.5	7.2	2.4

Operating (loss) income	(71.1)	1.9	(29.8)
Interest expense	(24.4)	(22.3)	(19.4)
Interest income and other, net	9.7	6.2	10.9

Loss from continuing operations before taxes	(85.8)	(14.2)	(38.3)
Tax (benefit) provision	(5.9)	(8.2)	12.5

Net loss from continuing operations	$(79.9)	$(6.0)	$(50.8)
Income (loss) from discontinued operations, net of tax	29.4	(172.1)	(29.5)

Net loss	$(50.5)	$(178.1)	$(80.3)

Basic and diluted income (loss) per share*:
Loss from continuing operations	$(4.32)	$(0.33)	$(2.75)

Income (loss) from discontinued operations, net of tax	1.59	(9.31)	(1.60)

Net loss per share	$(2.73)	$(9.64)	$(4.35)

Weighted average shares, basic (in thousands)	18,480	18,480	18,480

Cash dividends declared per share	$0.00	$0.00	$0.00

*	In 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant is not included in diluted earnings per share for the years ended December 31, 2008 and 2007, as the effect would be antidilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions, except share data)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$113.1	$76.8
Restricted cash	12.5	6.8
Short term investments	—	5.0
Accounts receivable, trade, less allowance for doubtful accounts of $1.2 million in 2008 and $5.7 million in 2007	88.1	93.2
Inventories	123.0	143.4
Deferred and recoverable income taxes	23.2	10.7
Recoverable non-income taxes	11.7	19.5
Assets held for sale	21.7	21.9
Other current assets	19.3	20.4

Total current assets	412.6	397.7

Property, Plant, and Equipment, net	244.3	353.3
Goodwill	—	20.2
Long term investments	4.8	—
Prepaid pension expense	81.0	233.4
Recoverable income taxes	0.1	13.9
Recoverable non-income taxes	37.0	102.2
Other assets	18.7	44.2

Total assets	$798.5	$1,164.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$109.6	$123.0
Short-term borrowings	30.4	59.5
Liabilities held for sale	1.0	2.6
Accrued liabilities:
Employee compensation	26.1	31.1
Product warranty and self-insured risks	12.1	17.2
Fair value of hedge	38.6	—
Other	21.4	35.9

Total current liabilities	239.2	269.3
Long-term debt	0.4	3.3
Deferred income taxes	8.7	10.2
Other postretirement benefit liabilities	39.5	74.3
Product warranty and self-insured risks	8.0	10.0
Pension liabilities	18.7	14.8
Other	6.6	37.1

Total liabilities	321.1	419.0

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2008 and 2007	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2008 and 2007	5.1	5.1
Paid in Capital	11.0	11.0
Retained earnings	504.4	547.9
Accumulated other comprehensive income	(56.5)	168.5

Total stockholders’ equity	477.4	745.9

Total liabilities and stockholders’ equity	$798.5	$1,164.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(Dollars in millions)	2008	2007	2006
Cash Flows from Operating Activities:
Net loss	$(50.5)	$(178.1)	$(80.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42.5	55.5	80.1
Non-cash restructuring charges and other items	—	15.9	30.9
Impairment of long-lived assets and goodwill	32.4	126.5	—
(Gain) loss on sale of discontinued operations	(7.9)	3.2	(49.7)
(Gain) loss on disposal of property and equipment	(4.6)	1.0	(5.6)
Share based compensation	1.4	—	—
Deferred and recoverable taxes	61.0	(19.8)	7.1
Employee retirement benefits	29.5	(37.7)	(24.2)
Accounts receivable	(10.9)	35.2	(7.4)
Inventories	8.3	30.2	(18.9)
Payables and accrued expenses	(28.4)	(51.0)	1.2
Other	(2.2)	4.3	(27.6)

Cash provided by (used in) operating activities	70.6	(14.8)	(94.4)

Cash Flows from Investing Activities:
Capital expenditures	(8.0)	(9.2)	(62.1)
Short and long term investments	0.2	(5.0)	—
Restricted cash	(5.7)	(6.8)	—
Business acquisitions, net of cash acquired	—	—	(2.0)
Proceeds from sale of assets	23.2	265.3	135.0

Cash provided by investing activities	9.7	244.3	70.9

Cash Flows from Financing Activities:
Debt issuance / amendment costs	(1.6)	(2.5)	(14.4)
Repayment of Senior Guaranteed Notes	—	—	(250.0)
Repayment of Industrial Development Revenue Bonds	—	—	(10.5)
Proceeds from First Lien credit agreement	—	261.4	230.2
Repayments of First Lien credit agreement	—	(374.5)	(117.1)
Proceeds from old Second Lien credit agreement	—	—	100.0
Repayments of old Second Lien credit agreement	—	—	(100.0)
Proceeds from new Second Lien credit agreement	—	—	100.0
Repayments of new Second Lien credit agreement	—	(100.0)	—
Other (repayments) borrowings, net	(21.8)	(21.9)	52.6

Cash used in financing activities	(23.4)	(237.5)	(9.2)

Effect of Exchange Rate Changes on Cash	(20.6)	2.9	(2.0)

Increase (decrease) in cash and cash equivalents	36.3	(5.1)	(34.7)
Cash and Cash Equivalents:
Beginning of Period	76.8	81.9	116.6

End of Period	$113.1	$76.8	$81.9

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder Option issued in conjunction with debt refinancing			$3.7
Warrant issued in conjunction with debt financing		7.3
Paid-In-Kind Interest			0.2

Cash paid for interest	21.0	37.1	47.2
Cash paid for taxes	6.8	3.3	1.6
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions)

					Accumulated
					Other	Total
	Class A	Class B	Paid in	Retained	Comprehensive	Stockholders’
	$1 Par Value	$1 Par Value	Capital	Earnings	Income/(Loss)	Equity
Balance, December 31, 2005	$13.4	$5.1	$—	$806.7	$(10.8)	$814.4
Comprehensive Income (Loss):
Net loss				(80.3)		(80.3)
Unrealized loss on investment holdings (net of tax of $0.0)					(4.0)	(4.0)
Loss on derivatives (net of tax of $2.8)					(6.3)	(6.3)
Translation adjustments (net of tax of $7.6)					31.3	31.3

Total Comprehensive Loss						(59.3)
Shareholder Option*			3.7			3.7
Impact of the adoption of FAS 158 for pension plans (net of tax of $0.0)					39.6	39.6

Balance, December 31, 2006	$13.4	$5.1	$3.7	$726.4	$49.8	$798.4
Net loss				(178.1)		(178.1)
Impact of adoption of FIN 48				(0.4)		(0.4)
Gain on derivatives (net of tax of $0.0)					0.1	0.1
Translation adjustments (net of tax of $3.0)					28.4	28.4

Total Comprehensive Loss						(150.0)
Shareholder warrant			7.3			7.3
Postretirement and postemployment benefits (net of tax of $0.5) (see Note 6)					90.2	90.2

Balance, December 31, 2007	$13.4	$5.1	$11.0	$547.9	$168.5	$745.9

Net loss				(50.5)		(50.5)
Loss on derivatives (net of tax of $1.9)					(42.9)	(42.9)
Translation adjustments (net of tax of $0.0)					(84.2)	(84.2)

Total Comprehensive Loss						(177.7)
Change in pension measurement date (see Note 6)				7.0		7.0
Postretirement and postemployment benefits (net of tax of $0.6)(see Note 6)					(97.9)	(97.9)

Balance, December 31, 2008	$13.4	$5.1	$11.0	$504.4	$(56.5)	$477.4

*	Some of our major shareholders (Herrick Foundation, of which former Chairman Emeritus Todd W. Herrick and Director Kent B. Herrick are members of the Board of Trustees, and two Herrick family trusts, of which Todd W. Herrick is one of the trustees) entered into option agreements with a lender to induce the lender to make financing available to us. These option agreements, valued at $3.7 million, were recorded as loan origination fees and the expense was included with the loss from discontinued operations upon repayment of the loan.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1. Accounting Policies
Business Description — Tecumseh Products Company (the “Company”) is a full line, independent global manufacturer of hermetic compressors for residential and commercial refrigerators, freezers, water coolers, dehumidifiers, window air conditioning units and residential and commercial central system air conditioners and heat pumps.
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
Principles of Consolidation — The consolidated financial statements include the accounts of the company and its subsidiaries, including Tecumseh do Brasil, Ltda., Tecumseh Products Company of Canada, Ltd., Tecumseh France S.A., and Tecumseh Products India Private Ltd. Refer to Exhibit 21 of this Report for a complete listing of the Company’s subsidiaries. All significant intercompany transactions and balances have been eliminated.
Prior period results of operations have been reclassed to reflect engineering expense as part of selling and administrative (“S&A”) expenses; previously, engineering expense was included in cost of sales and operating expenses. The amount of expense reclassed to S&A was $23.8 million and $26.0 million for the years ended December 31, 2007 and 2006 respectively.
Foreign Currency Translation — All of our foreign subsidiaries use the local currency of the country of operation as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end exchange rates while revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded in other comprehensive income or loss, a component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in cost of sales and operating expenses and amount to a net loss of $11.1 million in 2008, a net gain of $1.6 million in 2007, and a net gain of $6.3 million in 2006.
Cash and Cash Equivalents and Restricted Cash — Cash equivalents consist of bank deposits and other short-term investments that are readily convertible into cash with original maturities of three months or less.
In 2008, a portion of the overfunding for the terminated salaried retirement plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six to eight years. As part of this pre-funding, a fund was established to allow us to fund future company contributions to our defined contribution plan. This fund is 100% invested in money market accounts. The arrangements we have made will fully secure the benefits payable under the old plan and will also fund the new plans, without additional annual contributions, for approximately six future years. At December 31, 2008, the balance of cash restricted for this purpose was $12.5 million.
Restricted cash in 2007 represents cash deposits related to letters of credit. These restrictions were lifted upon the termination of our previous First Lien credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash and cash equivalents in foreign locations amounted to $43.5 million and $62.4 million at December 31, 2008 and 2007, respectively.
Short and long term investments — Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if we reasonably expect the investment to be realized in cash or sold or consumed during the normal operating cycle of the business; otherwise, they are classified as long-term. Investments available for sale are recorded at market value using the specific identification method. Investments held to maturity are measured at amortized cost in the statement of financial position if it is our intent and ability to hold those securities to maturity. Any unrealized gains and losses on available for sale securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary.
At December 31, 2008 and 2007, we held an Auction Rate Certificate (ARC). The ARC represents a security with a fixed maturity date, the interest rate of which is reset monthly. Our ARC is a Student Loan Asset-Backed Security guaranteed by the Federal Family Education Loan Program. The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and the U.S. Department of Education. At the time of our initial investment and through the date of this filing, our ARC was rated by Moody’s as AAA.
The default interest rate on the ARC, which applies in the absence of an active market for the ARC, is the lesser of (1) the trailing twelve-month average of the 91 day U.S. Treasury bill rate plus 120 basis points, or (2) the trailing twelve-month average interest rate of the ARC. The weighted average interest rate on the ARC was 3.178% at December 31, 2008.
The ARC, originally valued at $5.0 million, matures at June 2046 and bears interest at rates determined every 28 days through an auction process, in which the applicable rate is set at the lowest rate submitted in the auction. In the absence of an active market for the ARC, the interest rate is set at the default rate discussed above. The interest rate on the ARC is capped at 17%.
At December 31, 2008, we valued this security using a pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investment as a result of recently failed auctions (refer to Note 15 — Fair Value Measurements, for a description of the model). This valuation results in a recognized loss to our results of operations of approximately $0.7 million as of December 31, 2008, which is included in cost of sales and operating expenses.
In October 2008, we agreed to an offer from UBS AG (UBS) to sell at par value, at any time from June 30, 2010 through July 2, 2012, the ARC purchased from UBS. The Auction Rate Security Right (ARSR), which is similar to a freestanding put option, is non-transferable and is not traded on any exchange. We have valued the ARSR using a present value model (see Note 15 — Fair Value Measurements for a description of the model). This valuation results in a recognized gain of approximately $0.5 million at December 31, 2008, which is also included with cost of sales and operating expenses. The combined impact of the valuation of the ARC and the ARSR resulted in a net loss of $0.2 million.
The ARSR also grants UBS the right to purchase our ARC at par value at any time without notice. As a result, we have classified the ARC as a “trading security” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts Receivable — We maintain an allowance for uncollectible accounts considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation. The allowance for doubtful accounts was $1.2 million and $5.7 million at December 31, 2008 and 2007 respectively.
Inventories — Inventories are valued at the lower of cost or market, on the first-in, first-out basis. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead. We maintain an allowance for slow-moving inventory for inventory items which we do not expect to sell within the next 24 months. The allowance was $5.5 million and $7.6 million at December 31, 2008 and 2007 respectively.
Property, Plant and Equipment — Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. For financial statement purposes, depreciation is determined using the straight-line method at rates based upon the estimated useful lives of the assets, which generally range from 15 to 40 years for buildings and from 2 to 12 years for machinery, equipment and tooling.
Goodwill — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill deemed to have indefinite life is no longer amortized but is subject to impairment testing on at least an annual basis. We perform our annual impairment testing during the fourth quarter each year. The impairment test compares the estimated fair value of the reporting unit to its carrying value to determine if there is any potential impairment. If the estimated fair value is less than the carrying value, an impairment loss is recognized to the extent that the estimated fair value of the goodwill within the reporting unit is less than the carrying value. See Note 5 for additional disclosures related to goodwill.
Revenue Recognition — Revenues from the sale of our products are recognized once the risk and rewards of ownership have transferred to the customers, which, in most cases, coincide with shipment of the products. For other cases involving export sales, title transfers either when the products are delivered to the port of embarkation or received at the port of the country of destination.
Shipping and Handling — Shipping and handling fee revenue is not significant. Shipping and handling costs are included in cost of goods sold.
Income Taxes — Income taxes are accounted for using the liability method under which deferred income taxes are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the currently enacted tax rates.
Derivative Financial Instruments — Derivative financial instruments are utilized to manage risk exposure to movements in foreign exchange rates and commodity prices. We enter into forward exchange contracts to obtain foreign currencies at specified rates based on expected future cash flows related to product sales in our South American, European, and Asian locations. Changes in the value of derivative financial instruments are measured at the balance sheet date and recognized in current earnings or other comprehensive income depending on whether the derivative is designated as part of a hedge transaction under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), and, if it is, the type of transaction. We do not hold derivative financial instruments for trading purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In the third quarter of 2008, we initiated the use of commodity futures contracts. The intent of these contracts is to enable us to minimize the impact of market fluctuations in commodity prices on our financial results. Accordingly, we now manage our exposure to the volatility in the prices of commodities, particularly copper, through a combination of commodity forward contracts and commodity futures. The commodity futures contracts qualify for hedge accounting under SFAS 133, and are discussed further in Note 15 to the financial statements.
Product Warranty — Provision is made for the estimated cost of maintaining product warranties at the time the product is sold based upon historical claims experience by product line. Warranty coverage on our compressors is provided for a period of twenty months to two years from date of manufacture. An estimate for warranty expense is recorded at the time of sale, based on historical warranty return rates and repair costs.
Self-Insured Risks — Provision is made for the estimated costs of known and anticipated claims under the deductible portions of our health, liability and workers’ compensation insurance programs. In addition, provision is made for the estimated cost of post-employment benefits.
Environmental Expenditures — Expenditures for environmental remediation are expensed or capitalized, as appropriate. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated, in accordance with SOP 94-6, “Disclosure of Certain Significant Risks and Uncertainties.” Liabilities are not discounted or reduced for possible recoveries from insurance carriers.
Earnings (Loss) Per Share — On April 9, 2007, we issued a warrant to our Second Lien lender to purchase 1,390,944 shares of our Class A Common Stock, which was equivalent to 7% of our fully diluted common stock. Accordingly, the weighted average number of common shares used in the calculation of diluted shares outstanding was 19,870,628, 19,494,389, and 18,479,684 in 2008, 2007, and 2006 respectively. Due to net losses recorded from continuing operations, the warrant is not included in diluted loss per share for the years ended December 31, 2008 and 2007, as the effect would be antidilutive.
Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding for the periods reported. The weighted average number of common shares used in the computation of basic earnings per share was 18,479,684 in 2008, 2007 and 2006.
Research, Development and Testing Expenses — Company sponsored research, development and testing expenses related to present and future products are expensed as incurred and were $20.4 million, $28.1 million, and $33.8 million in 2008, 2007 and 2006, respectively. Such expenses consist primarily of salary and material costs and are included in cost of sales and operating expenses.
Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts during the reporting period and at the date of the financial statements. Significant estimates include accruals for product warranty, deferred tax assets, self-insured risks, pension and postretirement benefit obligations and environmental matters, as well as the evaluation of goodwill and long-lived asset impairment. Actual results could differ materially from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The assets of the remaining businesses within the Electrical Components business have been classified as held for sale as of December 31, 2008. The results for Electrical Components for the years ended December 31, 2008, 2007 and 2006 are included in the loss from discontinued operations.
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
Interest expense of $36.0 million and $18.2 million was allocated to discontinued operations for the years ended December 31, 2007 and 2006, respectively, related to the operations divested in 2007. Approximately $17.8 million in deferred financing costs associated with the Second Lien debt, which we retired during the third quarter 2007, were expensed as part of the interest costs allocated to discontinued operations during that period.
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
In 2008, the purchaser of the business sought an adjustment to the purchase price through provisions in the agreement based upon working capital as of the date of closing of approximately $20.0 million. We did not agree with the amount claimed, and the dispute was settled through a binding arbitration process, as was originally contemplated by the sale agreement. In March 2009, the arbitrator awarded the purchaser $13.1 million for the working capital adjustment; we paid the adjustment within five days of receiving the arbitrator’s final decision. This adjustment is included

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in our 2008 results and is included in discontinued operations as part of impairments, restructuring and other items.
Following is a summary of income (loss) from discontinued operations related to the Electrical Components business for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
(Dollars in millions)	2008	2007	2006
Sales	$29.5	$306.6	$429.9
Cost of sales	26.1	277.0	399.3
Selling and administrative expenses	0.6	25.7	35.3
Impairments, restructuring charges, and other items	1.7	96.5	2.9

Operating income (loss)	1.1	(92.6)	(7.6)
Interest income	—	0.1	—

Loss on disposal	—	(5.5)	—

Income (loss) from discontinued operations before income taxes	$1.1	$(98.0)	$(7.6)

Following is a summary of income (loss) from discontinued operations related to the Engine & Power Train business for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
(Dollars in millions)	2008	2007	2006
Sales	$—	$185.9	$319.0
Cost of sales	—	185.3	329.5
Selling and administrative expenses	—	16.4	43.3
Impairments, restructuring charges, and other items	(28.0)	26.0	27.0

Operating income (loss)	28.0	(41.8)	(80.8)
Interest income (expense)	—	0.1	(8.1)

Gain on disposal	—	1.8	—

Income (loss) from discontinued operations before income taxes	$28.0	$(39.9)	$(88.9)

The amounts recorded above in impairments, restructuring charges, and other items in 2008 for the Engine & Power Train business included a curtailment gain on the salaried retirement plan of $2.9 million, a curtailment gain on the salaried other postretirement benefit (“OPEB”) plan of $6.9 million and curtailment gains on other OPEB plans of $34.9 million. These gains were offset in part by the $13.1 million working capital adjustment discussed above, as well as other expenses incurred post-closing including legal fees, adjustments to the worker’s compensation obligation, and other miscellaneous expenses.
Other businesses
On June 30, 2008 we sold our MP Pumps business for $14.6 million in gross cash proceeds. We recorded a gain of $7.9 million upon the sale of the business. MP Pumps was a small subsidiary which was not associated with our Compressor business or our former Electrical Components or Engine & Power Train business segments. MP Pumps recorded sales of $9.5 million, $16.6 million and $15.0 million for the years ended December 31, 2008, 2007 and 2006 respectively, and income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from discontinued operations of $1.6 million, $2.2 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006 respectively.
During the third quarter of 2007, we also sold Manufacturing Data Systems Inc., a small subsidiary not associated with any of our major business operations. Sales of $0.8 million and pretax losses of $0.9 million were recorded for the year ended December 31, 2007, and sales of $2.5 million and pretax losses of $2.2 million were recorded for the year ended December 31, 2006.
On April 21, 2006, we completed the sale of our 100% ownership interest in Little Giant Pump Company for $120.7 million. Its results for the year ended December 31, 2006 are included in loss from discontinued operations. Interest expense of $2.9 million was allocated to discontinued operations for the year ended December 31, 2006 related to the Little Giant divestiture, because our financing agreements required the proceeds from the sale to be utilized to repay portions of our debt.
Following is a summary of income (loss) from discontinued operations related to Little Giant Pump Company for the year ended December 31, 2006:

Year Ended
December 31,
(Dollars in millions)	2006
Net sales	$32.9
Cost of sales	23.9
Selling and administrative expenses	6.9

Operating income	2.1
Interest expense allocated	2.9

(Loss) gain from discontinued operations before income taxes	(0.8)

Gain on disposal	78.0

Income from discontinued operations	$77.2

The following table summarizes income (loss) from discontinued operations, net of tax, for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
(Dollars in millions)	2008	2007	2006
Electrical Components	$1.1	$(98.0)	$(7.6)
Engine & Power Train	28.0	(39.9)	(88.9)
Manufacturing Data Systems, Inc.	—	(0.9)	(2.2)
MP Pumps	9.5	2.2	1.8
Little Giant Pump Company	—	—	77.2
Allocated interest expense related to 2007 divestitures	—	(36.0)	(18.2)
Tax (provision) benefit	(9.2)	0.5	8.4

Income (loss) from discontinued operations, net of tax	$29.4	$(172.1)	$(29.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following summary balance sheet information is derived from the assets that are classified as held for sale as of December 31, 2008, which management believes is representative of the net assets of the business held for disposal. This balance sheet information includes remaining operations within the Electrical Components Group, and other long-lived assets that were held for sale at December 31, 2008.

December 31,
(Dollars in millions)	2008
ASSETS:
Current Assets:
Accounts receivable, net	$2.5
Inventories	9.5
Property, plant, and equipment, net	9.7

Total assets held for sale	$21.7

LIABILITIES:
Current Liabilities:
Accounts payable, trade	$0.6
Accrued liabilities	0.4

Total current liabilities held for sale	$1.0

Net assets held for sale	$20.7

NOTE 3. Inventories
The components of inventories at December 31 were:

(in millions)	2008	2007
Raw materials	$62.6	$79.6
Work in progress	9.3	9.0
Finished goods	57.2	62.8
Reserve for obsolete and slow moving inventory	(5.5)	(7.6)
Reserve for lower of cost or market	(0.6)	(0.4)

	$123.0	$143.4

NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

	December 31,
(Dollars in millions, except share data)	2008	2007
Land and land improvements	$16.5	$21.6
Buildings	95.1	121.9
Machinery and equipment	734.3	935.9

	845.9	1,079.4
Less accumulated depreciation	603.9	730.6

	242.0	348.8
Assets in process	2.3	4.5

Property, plant and equipment, net	$244.3	$353.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 5. Goodwill
SFAS 142, “Goodwill and Other Intangible Assets,” requires that, at a minimum on an annual basis, we estimate the fair value of the reporting unit as compared to its recorded book value. If the estimated fair value is less than the book value, then an impairment is deemed to have occurred. As required by SFAS 142, we measure the amount of goodwill impairment by allocating the estimated fair value to the tangible and intangible assets within the reporting unit.
As there are not quoted prices for our individual geographic locations, fair value of our goodwill is estimated based upon a present value technique using discounted future cash flows, forecasted over a six year period (five years in our 2007 analysis), with residual growth rates forecasted at 2.0% to 4.0% in the 2008 model (3.0% to 5.0% in the 2007 model) thereafter. We use management business plans and projections as the basis for expected future cash flows. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may substantially affect the carrying value of goodwill. Factors that have the potential to create variances between forecasted cash flows and actual results include but are not limited to (i) fluctuations in sales volumes, which can be driven by multiple external factors, including global economic conditions; (ii) product costs, particularly commodities such as copper and steel; (iii) currency exchange fluctuations; (iv) pricing actions undertaken in response to rapidly changing commodity prices and other product costs, and customer acceptance of those actions; (v) interest rate fluctuations; and (vii) the intention to continue to operate the reporting unit.
Consistent with paragraph 24 of SFAS No. 142, “Goodwill and Other Intangible Assets,” discount rates utilized in the goodwill valuation analysis are derived from published resources such as Ibbotson. The rates utilized were 13.0% at December 31, 2008 and 11.23% at December 31, 2007 for all business units for which goodwill was recorded.
In evaluating such business plans for reasonableness in the context of their use for predicting discounted cash flows in our valuation model, we evaluate whether there is a reasonable basis for differences between actual results of the preceding year and projected results for the upcoming years. This methodology can potentially yield significantly different growth rates in the first few years of forecast data, due to factors such as improved efficiencies or incremental sales volume opportunities that are deemed to be reasonably likely to be achieved. Conversely, in our current year analysis, recent sales trends precipitated by the global recession resulted in forecasts of substantially lower-than-historical growth rates in 2009. In the India reporting unit, for example, the goodwill analysis performed at the end of 2008 projected a sales contraction of approximately 2.1% in 2009, before rebounding to positive growth of 12.1% in 2010 and moderating over the next several years to a 4.0% residual growth rate. Similarly, the Europe reporting unit projected sales declines of approximately 12.4% in 2009, recovering to a 5.3% growth rate in 2010, and ranging from 0.8% to 4.7% thereafter, with an assumed residual growth rate of 2.0%.
Operating profit before tax as a percentage of sales revenue is also a key assumption in the fair value calculation. The range of assumptions used incorporates the anticipated results of our ongoing productivity improvements over the life of the forecast model. The Europe reporting unit forecasted operating profit percentages of (0.1%) in 2009 and ranging from 0.8% to 2.0% thereafter, with operating profit in the terminal year forecasted at 2.0%. The India reporting unit forecasted operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
profit at 0.0% of sales in 2009 ranging from 0.2% to 7.8% thereafter, with operating profit in the terminal year forecasted at 8.8%.
Based on our analysis, the fair value of our European and Indian reporting units had fallen below carrying value as of December 31, 2008. Accordingly, we determined that the entire goodwill balance associated with each of these reporting units ($11.8 million and $6.4 million for the European and Indian reporting units respectively) had become impaired, and such amounts were written off resulting in no goodwill remaining as of December 31, 2008.
In 2007, in light of the classification of the Electrical Components business as a discontinued operation as of the end of the second quarter, we performed an interim analysis of the fair value of the business unit at June 30. We utilized the final purchase price agreed upon as an indication of fair market valuation of the Residential & Commercial and Asia Pacific operations of the Electrical Components business. With respect to the remaining divisions of the Electrical Components business, we considered initial indications of interest from potential acquirers of those businesses to evaluate the overall marketplace value of the business unit. Based on the outcome of this analysis, we determined that $39.3 million of the goodwill balance associated with the Electrical Components business had become impaired. The remainder of the goodwill balance associated with the Electrical Components business was associated with the Residential & Commercial operations and was included with the sale to Regal Beloit, which was completed on August 31. The only other changes in goodwill during 2007 were due to foreign currency fluctuations.
The changes in the carrying amount of goodwill by reporting unit follow:

			Electrical
(in millions)	Europe	India	Comp.	Total
Balance at Jan. 1, 2007	$11.2	$7.0	$108.8	$127.0

Impairment	—	—	(39.3)	(39.3)
Sale of Residential & Commercial and Asia Pacific operations	—	—	(72.1)	(72.1)
Foreign currency translation	1.2	0.8	2.6	4.6

Balance at Dec. 31, 2007	$12.4	$7.8	$—	$20.2

Impairment	(11.8)	(6.4)	—	(18.2)
Foreign currency translation	(0.6)	(1.4)	—	(2.0)

Balance at Dec. 31, 2008	$—	$—	$—	$—

NOTE 6. Pension and Other Postretirement Benefit Plans
We have defined benefit retirement plans that cover substantially all domestic employees. Plans covering salaried employees generally provide pension benefits that are based on average earnings and years of credited service. Plans covering hourly employees generally provide pension benefits of stated amounts for each year of service. We sponsor a retiree health care benefit plan, including retiree life insurance, for eligible salaried employees and their eligible dependents. At certain divisions, we also sponsor retiree health care benefit plans for hourly retirees and their eligible dependents. The retiree health care plans, which are unfunded, provide for coordination of benefits with Medicare and any other insurance plan covering a participating retiree or dependent, and have lifetime maximum benefit restrictions. Some of the retiree health care plans are contributory, with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
some retiree contributions adjusted annually. We have reserved the right to interpret, change or eliminate these health care benefit plans. Our foreign subsidiaries also record liabilities for certain retirement benefits that are not defined benefit plans.
We use December 31 as the measurement date for determining pension and postretirement (OPEB) benefit obligations. Information regarding the funded status and net periodic benefit costs was reconciled to or stated as of the fiscal year end of December 31. SFAS 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans (SFAS 158) eliminated a company’s ability to select a date to measure plan assets and obligations that is prior to its year-end balance sheet date. We changed the measurement date from September 30 to December 31 as of December 31, 2007. As a result of this measurement date change, we recognized a gain of $3.1 million for pension plans and $3.9 million for OPEB plans, which was recorded to retained earnings. These amounts represented the net periodic benefit cost for the period between September 30, 2007 and December 31, 2007. Accordingly, while 15 months of service costs, interest costs, and benefit payments were included in calculating our projected benefit obligation for U.S. plans as of December 31, 2008, only 12 months of these costs are included in the income statement. No significant events took place between September 30 and December 31 that would have materially impacted the assumptions utilized at the measurement date.
Amounts recognized for both U.S.-based and foreign pension and OPEB plans in the consolidated balance sheets and in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefit		Other Benefit
(in millions)	2008	2007	2008	2007
Amounts recognized in the consolidated balance sheets:
Prepaid pension expense	$81.0	$233.4	—	—
Liability — current	—	—	(5.5)	(7.8)
Liability — long term	(19.9)	(16.5)	(37.3)	(71.0)

Net amount recognized	$61.1	$216.9	$(42.8)	$(78.8)

Accumulated other comprehensive income:
Prior service credit	(3.6)	(3.8)	(28.8)	(78.6)
Net actuarial loss (gain)	34.5	(20.1)	(34.7)	(27.6)
Net transition obligation	0.1	0.3	—	—

Total postretirement and postemployment benefits	$31.0	$(23.6)	$(63.5)	$(106.2)

The net periodic benefit (credit) cost of the postretirement plans for the years ended December 31 was:

	Pension Benefit		Other Benefit
(in millions)	2008	2007	2008	2007
Accumulated other comprehensive income:
Prior service cost (credit)	$0.1	$(2.1)	$49.9	$(43.7)
Net actuarial loss (gain)	54.5	(17.7)	(7.1)	(26.7)
Net transition obligation	—	(0.1)	—	—

Total postretirement and postemployment benefits	$54.6	$(19.9)	$42.8	$(70.4)

The estimated net experience (loss) gain and prior service credit that will be adjusted from accumulated other comprehensive income into pension / OPEB expense over the 2009 fiscal year are ($0.1) million and $8.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of the changes in the pension and postretirement plans’ benefit obligations and fair value of plan assets for 2008 and 2007:

	Pension Benefit		Other Benefit
(in millions)	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of period	$402.1	$410.6	$78.8	$175.2
Service cost	3.2	8.2	1.5	3.2
Interest cost	19.8	22.7	4.9	6.8
Plan change	—	1.3	(15.0)	(59.8)
Actuarial loss (gain)	3.3	(8.8)	(11.8)	(27.7)
Curtailment loss (gain)	1.9	(2.8)	(6.7)	(11.2)
Benefit payments	(38.7)	(33.5)	(8.9)	(7.7)
Special termination benefits	3.6	1.8	—	—
Settlements	(192.2)	—	—	—
Effect of changes in exchange rate	(2.0)	2.6	—	—

Benefit obligation at measurement date	$200.9	$402.1	$42.8	$78.8

Change in plan assets
Fair value at beginning of period	$619.0	$598.4
Actual return on plan assets	(12.5)	52.2
Employer contributions	0.3	0.5
Benefit payments	(36.8)	(32.2)
Settlements	(192.2)	—
Revisions and transfers to 401(k) plans	(114.6)	—
Effect of changes in exchange rate	1.2	0.1

Fair value at measurement date	$262.0	$619.0

In the first quarter of 2008, we completed the reversion of our former salaried pension plan. This conversion yielded net cash proceeds to us of approximately $80 million, net of consideration for excise taxes of $20 million which were paid in cash in the second quarter of 2008. The replacement retirement program includes both defined benefit and defined contribution plans. A portion of the overfunding for the old plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six years. The settlement of this plan reduced our benefit obligations and the value of our plan assets by $192.2 million.
The following table provides the funded status of the plans for 2008 and 2007:

	Pension Benefits		Other Benefits
(in millions)	2008	2007	2008	2007
Funded status
Funded status at measurement date	$61.1	$216.9	$(42.8)	$(78.8)

Net amount recognized	$61.1	$216.9	$(42.8)	$(78.8)

The accumulated benefit obligation for all defined benefit pension plans was $193.5 million and $389.3 million at December 31, 2008 and September 30, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Dec. 31,	Sept. 30,
(in millions)	2008	2007
Projected benefit obligation	$126.3	$19.0
Accumulated benefit obligation	125.7	19.0
Fair value of plan assets	117.8	3.3
Components of net periodic benefit (income) cost during the year:

	Pension Benefits		Other Benefits
(in millions)	2008	2007	2008	2007
Service cost	$2.5	$8.2	$1.1	$3.2
Interest cost	14.0	22.7	3.7	6.8
Expected return on plan assets	(21.7)	(45.4)	—	—
Amortization of net loss (gain)	0.3	0.7	(1.8)	(0.4)
Amortization of actuarial transition obligation	0.1	0.1	—	—
Amortization of unrecognized prior service costs	(0.5)	(0.5)	(10.5)	(10.4)
Additional income due to curtailments, settlements and terminations (see below)	(1.9)	—	(60.9)	(17.6)

Net periodic benefit income	$(7.2)	$(14.2)	$(68.4)	$(18.4)

A summary of the curtailment losses (gains), settlement gains and special termination charges recorded as part of income (loss) under the various plans for 2008 and 2007 is as follows:

	Pension Benefits		Other Benefits
(in millions)	2008	2007	2008	2007
Recorded in continuing operations:
Hourly pension plan curtailment loss	$3.9	$—	$—	$—
Hourly plan special termination benefit charge	2.4	—	—	—
Salaried plan settlement gain on annuities	(6.3)	—	—	—
Salaried plan special termination benefit charge	1.1	—	—	—
Hourly plan OPEB curtailment gain	—	—	(19.1)	—

Total — continuing operations	1.1	—	(19.1)	—

Recorded in discontinued operations:
Salaried plan curtailment gain	(2.9)	—	—	—
Consolidated plan curtailment gain	(0.1)	—	—	—
Salaried OPEB plan curtailment gain	—	—	(6.9)	—
Engine & Power Train curtailments	—	—	(34.9)	(17.6)

Total — discontinued operations	(3.0)	—	(41.8)	(17.6)

Total — curtailments, settlements and terminations	$(1.9)	$—	$(60.9)	$(17.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional Information
Assumptions
Weighted-average assumptions used to determine benefit obligations;

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
U.S.-Based Plans — *

Discount rate	6.25%	6.03-6.27%	6.25%	5.21-6.20%

Rate of compensation increase	4.25%	4.25%	N/A	N/A

Europe-Based Plans — at December 31,	2008	2007	2008	2007

Discount rate	5.00%	4.80%	N/A	N/A
Rate of compensation increase	2.10%	2.10%	N/A	N/A

India-Based Plans — at December 31,	2008	2007	2008	2007

Discount rate	9.35%	7.50%	N/A	N/A

Rate of compensation increase	6.50%	5.50%	N/A	N/A

*	Measurement for U.S.-based plans was as of December 31 in 2008, September 30 in 2007.
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
U.S.-Based Plans:

Discount rate	6.03-6.27%	5.56-5.71%	5.21-6.20%	5.39-5.69%
Expected long-term return on plan assets	6.30%	7.50%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Europe.-Based Plans:	2008	2007	2008	2007
Discount rate	5.00%	4.80%	N/A	N/A
Expected long-term return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	2.10%	2.10%	N/A	N/A
India.-Based Plans:	2008	2007	2008	2007
Discount rate	9.35%	7.50%	N/A	N/A
Expected long-term return on plan assets	9.35%	9.00%	N/A	N/A
Rate of compensation increase	6.50%	5.50%	N/A	N/A
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assumed health care cost trend rates, at December 31, 2008 and September 30, 2007:

	2008	2007
Health care cost trend rate assumed for next year	8.0-11.5%	8.5-12.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015-2016	2015-2016
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are based on an evaluation of external market conditions and adjusted to reflect our actual experience in relation to those market trends. A one-percentage-point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $4.0 million, and a one-percentage-point decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $3.4 million.
Plan Assets
The following table provides pension plan asset allocations at December 31, 2008 and September 30, 2007:

	2008	2007*
Asset Category:
Debt securities	72%	23%
Equity securities	8%	28%
Cash*	20%	49%

Total	100%	100%

*	The allocation to cash as of December 31, 2008 was due to the anticipated reversion of our Hourly Retirement plan. This reversion is expected to be completed during 2009. The allocation to cash as of September 30, 2007 was due to the anticipated reversion of our Salaried Retirement plan. This reversion, which was completed in March of 2008, yielded cash proceeds to us of $80 million, which represents gross proceeds of $100 million net of excise tax of $20 million. The new retirement program includes both defined benefit and defined contribution plans. A portion of the overfunding for the old plan was utilized to pre-fund the benefits for both of the replacement plans for approximately the next six to eight years.
Our primary investment objectives are 1) preservation of principal, 2) minimizing the volatility of our assets and liabilities from changes in interest rates and market conditions, and 3) providing liquidity to meet benefit payments and expenses. These objectives are accomplished by investing the estimated payment obligations into fixed income portfolio where maturities match the expected benefit payments. This portfolio consists of investments rated “A” or better by Moody’s or Standard & Poor’s. Funds in excess of the estimated ten-year payment obligations are invested in equal proportions in a separate bond portfolio and an equity portfolio.
Equity securities include Tecumseh Products Company common stock in the amounts of $0.9 million (0.4% of plan assets) at December 31, 2008 and $3.5 million (0.6% of total plan assets) at September 30, 2007.
We expect to make contributions of $0.2 million to our pension plans in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Benefit	Projected Benefit Payments
(in millions)	Payments from	From Postretirement Medical
Year	Pension Plans	And Life Insurance Plans
2009	$23.0	$5.3
2010	13.7	3.9
2011	13.6	3.8
2012	13.6	3.5
2013	13.6	3.4
Aggregate for 2014-2018	67.7	15.2
Foreign Pension Plans
Our foreign subsidiaries also record liabilities for certain retirement benefits that are not defined benefit plans. The net liability for those other postretirement employee benefit plans recorded in the consolidated balance sheet was $1.1 million for 2008 and $1.5 million for 2007.
Defined Contribution Plans
We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $2.8 million and $2.2 million in 2008 and 2007, respectively. We funded $1.8 million of the 2008 contribution from the proceeds obtained from the reversion of our former Salaried pension plan, as is discussed above as well as in Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 7. Recoverable Non-Income Taxes
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
Historically, due to the concentration of exports, such taxes were typically credited against income taxes due. However, with reduced profitability, primarily in Brazil, we instead sought these refunds via alternate proceedings. As a result, there was a substantial increase in the balance of these recoverable taxes leading up to the fourth quarter of 2008. During that quarter, we received the first of our expected refunds on the outstanding prepaid and recoverable taxes in Brazil. As of December 31, 2008 and based on the exchange rate between the Brazilian real and the U.S. dollar as of that date, we had received approximately $45.0 million in refunds.
We have completed refund procedures for the remaining balances. We expect to recover approximately $3 million of the outstanding refundable taxes in Brazil during 2009, with the remainder, approximately $37 million, expected to be recovered in 2010. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate against the Brazilian real at the time of receipt or future reporting date.
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at December 31, 2008 and 2007:

	December 31,	December 31,
(Dollars in millions)	2008	2007
Brazil	$40.2	$114.5
India	8.5	7.2

Total recoverable non-income taxes	$48.7	$121.7

At December 31, 2008, a receivable of $11.7 million was included in current assets and $37.0 million was included in non-current assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 8. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers. Changes in the carrying amount and accrued product warranty costs for the years ended December 31, 2008 and 2007 are summarized as follows:

(in millions)
Balance at January 1, 2007	$26.2
Current year accruals for warranties	7.5
Adjustments to preexisting warranties	0.4
Settlements of warranty claims (in cash or in kind)	(9.3)
Sale of businesses / reclass to held for sale*	(15.5)
Effect of foreign currency translation	0.4

Balance at December 31, 2007	$9.7

Current year accruals for warranties	5.5
Adjustments to preexisting warranties	(0.3)
Settlements of warranty claims (in cash or in kind)	(7.5)
Effect of foreign currency translation	(0.7)
Sale of MP Pumps	(0.1)

Balance at December 31, 2008	$6.6

*	Reflects the impact of the sale of the Engine & Power Train business, the sale of portions of the Electrical Components business, and the classification of the remaining Electrical Components business as held for sale.
At December 31, 2008, $5.9 million was included in current liabilities and $0.7 million was included in non-current liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9. Debt

(in millions)	2008	2007
Short-term borrowings consist of the following:
Borrowings by foreign subsidiaries under revolving credit agreements, advances on export receivables and overdraft arrangements with banks used in the normal course of business; weighted average interest rate at December 31 of 10.5% in 2008 and 9.0% in 2007	$27.8	$55.7
Current maturities of long-term debt	2.6	3.8

Total short-term borrowings	$30.4	$59.5

Long-term debt consists of the following:
Unsecured borrowings, primarily with banks, by foreign subsidiaries with weighted average interest rate at December 31 of 8.5% in 2008 and 11.0% in 2007 and maturing in 2009 through 2013	$3.0	$7.1

Less: Current maturities of long-term debt	(2.6)	(3.8)

Total long-term debt	$0.4	$3.3

On March 20, 2008, we terminated our previous $75 million first lien credit agreement and entered into a new $50 million credit agreement with JPMorgan Chase Bank, N.A. as administrative agent. The agreement provides us with a $50 million revolving line of credit expiring on March 20, 2013. The agreement contains certain covenants, including a minimum fixed charge coverage ratio, which applies only if liquidity or availability, each as defined by the credit agreement, falls below a specified level. As of December 31, 2008 we did not meet the minimum fixed charge coverage ratio criteria; while this is not an event of default, it reduces our available credit under the facility by $20.0 million. As of December 31, 2008, we had no borrowings outstanding against this agreement, and our levels of liquidity and availability were such that the covenants did not apply. We paid $1.6 million in fees associated with the new agreement, which were capitalized and will be amortized over the term of the agreement. $1.4 million in fees associated with the previous First Lien Credit Agreement were expensed as interest cost upon its termination.
At December 31, 2008, we had cash balances in North America of approximately $76.5 million and outstanding letters of credit of $6.7 million. Due to the fixed charge ratio as of that date as described above, U.S. availability under our domestic Credit Agreement was approximately $0.2 million. The credit agreement also authorized us to obtain a maximum in additional financing of $150.2 million in foreign jurisdictions. The interest rate under these arrangements, had balances been outstanding, would have been 2.35% at December 31, 2008.
Although we have terminated our former second lien credit agreement, the former lender still possesses a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued at $7.3 million or $5.29 per share, expires in April of 2012. The costs associated with this warrant, while originally accounted for as additional interest to be expensed over the remaining terms of the credit agreement, were accelerated upon full repayment of the debt, and resulted in expense of $6.2 million in the third quarter of 2007, which was included in the loss from discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition to our North American credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
Our weighted average interest rate for all borrowings was 10.4% at December 31, 2008.
Scheduled maturities of debt for each of the five years subsequent to December 31, 2008 are as follows:

(in millions)
2009	$30.4
2010	0.1
2011	0.1
Thereafter	0.2

$30.8

Cash interest paid was $21.0 million in 2008, $37.1 million in 2007 and $47.2 million in 2006.
NOTE 10. Stockholders’ Equity
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
A Shareholders’ Rights Plan is in effect for each class of stock. These plans protect shareholders against unsolicited attempts to acquire control of the company that do not offer an adequate price to all shareholders. The rights are not currently exercisable, but would become exercisable at an exercise price of $180 per share, subject to adjustment, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of Class B common stock. The rights have no voting or dividend privileges and are attached to, and do not trade separately from, the Class A and Class B common stock. The rights expire on August 25, 2009. As of December 31, 2008, 13,401,938 shares of authorized but unissued Class A common stock and 5,077,746 shares of authorized but unissued Class B common stock were reserved for future exercise under the plans.
We have no current expectation to resume payment of dividends.
In April of 2007, as part of the amendment to our Second Lien credit agreements, we granted a warrant to purchase a number of shares of Class A Common Stock equal to 7% of our fully diluted common stock, or 1,390,944 shares. This warrant, valued at $7.3 million, expires five years from the date of the execution of the amendment to the Second Lien credit agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 11. Accumulated Other Comprehensive Income
Accumulated other comprehensive income is shown in the Consolidated Statements of Stockholders’ Equity and includes the following:

(Dollars in millions)	2008	2007
Foreign currency translation adjustments	$(49.0)	$35.2
Gain (loss) on derivatives	(39.4)	3.5
Postretirement and postemployment benefits:
Prior Service Credit	32.4	82.4
Net Actuarial Gain	0.2	47.7
Net Transition Obligation	(0.1)	(0.3)
U.S. deferred income tax	(0.6)	—

Total postretirement and postemployment benefits	31.9	129.8

Total — Accumulated other comprehensive income	$(56.5)	$168.5

NOTE 12. Share-based Compensation Arrangements
In the first quarter of 2008, we approved a new Long-Term Incentive Cash Award Plan for members of our senior management. The plan authorizes two types of incentive awards, both of which are based upon our Class A shares; stock appreciation rights (“SARs”) and phantom stock shares. Both types of awards are settled in cash.
A summary of the grants made under the plans during 2008 is as follows:

		Number of	Initial value	2008	2009	2010	2011
	Award Date	awards	per award	Vesting	Vesting	Vesting	Vesting
SARs:	3/4/08	435,933	$15.16	108,334	145,311	145,311	36,977

Phantom	3/4/08	148,030	$28.82	—	—	89,552	58,478
Shares:	11/20/08	183,374	8.18	—	61,125	122,249	—
	12/31/08	31,315	9.58	—	—	31,315	—

		362,719		—	61,125	243,116	58,478

With the exception of one-third of the 325,002 SARs awarded on March 4 to our Chief Executive Officer, which vested on August 13, 2008, none of the awards vested or expired during the year.
In general, the SARs vest in equal amounts on the first, second, and third anniversaries of the grant date, and expire seven years from the grant date. For some of the SARs and phantom stock shares awarded to our Chief Executive Officer on March 4, these anniversaries are measured from his August 13, 2007 hire date rather than from the grant date.
The initial value of the phantom stock shares was based on the closing price of our Class A shares as of the grant date. The SARs, which are the economic equivalent of options, were valued as of the grant date using a Black-Scholes model. The assumptions used in the Black-Scholes model for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SARs included a risk-free interest rate of 3.37%, a dividend yield of 0%, an expected life of seven years and a volatility of 51.18%. Using a strike price of $28.82, this yielded a value as of the grant date of $15.16.
Our liability with regard to these awards is remeasured in each quarterly reporting period. The value of the phantom stock shares is determined by comparing the closing stock price on our Class A common stock on the last day of the period to the initial grant date value. At December 31, 2008, the closing stock price on our Class A common stock was $9.58. We measure the fair value of each SAR, also on the last day of each period, using a Black-Scholes model, and compare that result to the original calculated value. At December 31, 2008, this calculation yielded a value per SAR of $4.85.
As both the SARs and the phantom stock shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the three-year vesting period of the awards. Total compensation expense related to the plan for the year ended December 31, 2008 was $1.4 million. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized liability as calculated at December 31, 2008 was $4.3 million.
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
NOTE 13. Impairments, Restructuring Charges, and Other Items
A summary of the charges (gains) recorded as restructuring, impairment and other charges as of December 31 is as follows:

(Dollars in millions)	2008	2007	2006

Goodwill impairments	$18.2	$—	$—
Excise tax expense on proceeds from salaried retirement plan reversion	20.0	—	—
Impairment of buildings and machinery	14.6	5.6	2.4
Severance, restructuring costs, and special termination benefits	12.2	1.6	—
Curtailment and settlement (gains) / losses	(21.5)	—	—

Total impairments, restructuring charges, and other items	$43.5	$7.2	$2.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2008
2008 operating net loss included $43.5 million ($2.35 per basic and diluted share) of restructuring, impairment and other charges. The $14.6 million recognized for impairments of buildings and machinery was the result of the acceleration of our plans for relocating and consolidating of certain of our global manufacturing capabilities, in light of the pronounced softening of demand resulting from the current global financial conditions. The expense was recognized in Brazil ($11.0 million), North America ($3.0 million), and India ($0.6 million). The severance expense of $12.2 million was as a result of restructuring costs from previously announced actions recognized at our Brazilian ($5.2 million), North American ($3.7 million), Indian ($2.7 million) and European ($0.6 million) locations during the year.
2007
2007 operating net loss included $7.2 million ($0.39 per basic and diluted share) of restructuring, impairment and other charges. $4.2 million of these restructuring charges related to the impairment of long-lived compressor assets in India ($2.2 million) and North America ($2.0 million). These assets were primarily impaired as a result of the global consolidation of our manufacturing operations. We also incurred expense of $1.6 million associated with reductions in force at several of our North American facilities. The remaining charges reflect the impact of net losses on the sale of buildings ($0.5 million) and related charges ($0.9 million) as a result of the consolidation of corporate and other non-compressor facilities.
2006
2006 net loss included $2.4 million ($0.13 per share) of restructuring, impairment and other charges. We recorded these restructuring charges for impairment of long-lived compressor assets ($2.2 million) and related charges ($0.2 million) at two of our facilities in Mississippi.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14. Income Taxes
Consolidated income (loss) from continuing operations before taxes consists of the following:

(in millions)	2008	2007	2006
U.S.	$(23.6)	$(32.6)	$(27.3)
Foreign	(62.2)	18.4	(11.0)

	$(85.8)	$(14.2)	$(38.3)

Provision for (benefit from) income taxes from continuing operations consists of the following:

(in millions)	2008	2007	2006
Current:
U.S. federal	$0.8	$1.3	$1.0
State and local	(0.1)	—	—
Foreign income and withholding taxes	1.9	2.8	2.6

	2.6	4.1	3.6

Deferred:
U.S. federal	(8.9)	(13.4)	—
State and Local	—	1.3	—
Foreign	0.4	(0.2)	8.9

	(8.5)	(12.3)	8.9

Provision for (benefit from) income taxes from continuing operations	$(5.9)	$(8.2)	$12.5

Income taxes paid, net	$6.8	$3.3	$1.6

A reconciliation between the actual income tax expense (benefit) provided and the income tax expense (benefit) computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

(in millions)	2008	2007	2006
Income taxes (benefit) at U.S. statutory rate	$(30.0)	$(5.0)	$(13.4)
Foreign tax differential (and withholding tax)	2.3	0.6	5.0
Change in valuation allowance	14.7	(2.4)	10.6
State and local income taxes	(0.1)	1.3	—
Excise tax on pension reversion	7.0	—	—
Expiration of statute on uncertain tax positions	0.4	(2.2)	—
Other	(0.2)	(0.5)	10.3

	$(5.9)	$(8.2)	$12.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred income taxes reflect the effect of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Provisions are also made for estimated taxes which may be incurred on the remittance of subsidiaries’ undistributed earnings, none of which are deemed to be permanently reinvested.
Significant components of our deferred tax assets and liabilities as of December 31 were as follows:

(in millions)	2008	2007
Deferred tax assets:
Other postretirement liabilities	$19.4	$22.1
Product warranty and self-insured risks	5.7	8.4
Net operating loss carryforwards	297.8	231.8
Translation adjustments	—	0.5
Tax credit carryovers	59.0	53.8
Loss on hedges	12.3	—
Other accruals and miscellaneous	16.2	37.2

	410.4	353.8
Valuation allowance	(336.3)	(229.5)

Total deferred tax assets	74.1	124.3

Deferred tax liabilities:
Tax over book depreciation	16.4	21.1
Pension	43.9	75.8
Unremitted foreign earnings	5.6	20.6
Other	5.4	5.1

Total deferred tax liabilities	71.3	122.6

Net deferred tax assets	$2.8	$1.7

Deferred tax detail is included in the consolidated balance sheet as follows:

Tax assets (including refundable of $12.2 and $13.9)	$23.2	$24.6
Non-current deferred tax liabilities	8.7	10.2

Total	$14.5	$14.4

At December 31, 2008, we had the following loss carryforwards:

	Carryforward amount	Expiration
U.S. Federal: ordinary loss	$478.0	2025 to 2028

U.S Federal: capital loss	209.0	2012

U.S. State	355.2	2008 to 2028

Brazil	88.0	None

India	13.6	None
In 2008, the $100 million in gross proceeds from the reversion of our Salaried Retirement plan generated a tax gain that was fully offset against our existing NOL carryforwards. In 2009, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expect approximately $55 to $60 million in gross proceeds from the reversion of our Hourly Retirement plan, which will also generate a tax gain that will be fully offset against our NOL carryforwards.
Foreign tax credit and research credit carryforwards of approximately $58.2 million will expire from 2012 through 2018. Furthermore, we also had various state tax credit carryovers of $0.8 million, which expire at various dates from 2009 to 2020. Due to a change in law during 2008, which allows for a portion of certain tax credits to be refundable for US federal tax purposes, we recognized $0.2 million of tax benefit.
Income taxes are recorded pursuant to SFAS No. 109, “Accounting for Income Taxes,” which specifies the allocation method of income taxes between categories of income defined by that statement as those that are included in net income (continuing operations and discontinued operations) and those included in comprehensive income but excluded from net income.
SFAS 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category (such as other comprehensive income or discontinued operations), tax expense is allocated to the other sources of income with a related benefit recorded in continuing operations. The full year results of 2008 reflected a tax benefit in continuing operations, tax expense in other discontinued operations and no US federal income tax impact for other comprehensive income.
We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. SFAS 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard.
Based on our analysis, we have recorded a valuation allowance for all net U.S. federal deferred tax assets, state deferred tax assets and certain tax assets arising in foreign tax jurisdictions that in the judgment of management are not likely to be realized in the foreseeable future. The valuation allowance increased by $106.8 million and $110.1 million in 2008 and 2007 respectively. The 2008 change is the result of $108.4 million for current year losses offset by a decrease of $1.6 million for the impact of currency exchange on foreign balances. The 2007 change is the result of the release of a valuation allowance for our operations in France of $3.8 million, $133.0 million for current year losses and credits and a net decrease of $19.1 million in the balance of other deferred tax assets.
At December 31, 2008 and 2007, in accordance with FIN 48, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0.6 million and $0.9 million respectively. At December 31, 2008 and 2007, there was no reduction of deferred tax assets relating to uncertain tax positions.
We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2008 and 2007, we had accrued interest and penalties of $0.6 million and $0.7 million respectively. The tax reserves relate to potential state tax nexus issues and the entire amount would have an impact on our effective tax rate. We expect an increase in the range of zero to $0.2 million in the unrecognized tax benefits in the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2008	$1.0
Lapse of statute of limitations	(0.4)

Balance at December 31, 2008	$0.6

We file U.S., state and foreign income tax returns in jurisdictions with varying statues of limitations. During 2008, we closed the audits for our U.S. federal income tax returns for 2003 and 2004. There was no impact on the income statement or the unrecognized tax benefits as a result of the completion of these audits. The years 2004 through 2008 generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years before 2005 are no longer subject to audit.
As part of the process of finalizing the audit of our 2003 tax year, we reached an agreement with the IRS in December 2008 regarding the refund of federal income taxes previously paid related to that period. Under the agreement, we will receive a tax refund of $12.2 million plus interest of $2.1 million accrued through 2008, for a total of $14.3 million. This amount is recognized in our balance sheet as of December 31, 2008 as a component of deferred and recoverable income taxes (current). Receipt of this refund is expected during 2009.
NOTE 15. Fair Value Measurements
In accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), we utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.
We categorize assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Cash and cash equivalents
The carrying amount of cash equivalents approximates fair value due to their liquidity and short-term maturities. We classify cash and cash equivalents as Level 1.
     Short and long term investments
Investments with a maturity of greater than three months up to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if we reasonably expect the investment to be realized in cash or sold or consumed during the normal operating cycle of the business; otherwise, they are classified as long-term. Investments available for sale are recorded at market value. Investments held to maturity are measured at amortized cost in the statement of financial position if it is our intent and ability to hold those securities to maturity. Any unrealized gains and losses on available for sale securities are reported as other comprehensive income as a separate component of shareholders’ equity until realized or until a decline in fair value is determined to be other than temporary.
As described in Note 1, our investment in the Auction Rate Certificate (ARC) is not valued using a market model due to the recent absence of auctions. The ARC was valued using a discounted cash flow analysis because there is presently no active market for the ARC from which to determine value. The valuation analysis utilized a discount rate based on the reported rate for a comparable security (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARC. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active market for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by the Federal Family Education Loan Program (FFELP). The resulting discount rate used in the valuation analysis was 6.1%.
Since they are non-transferable and not traded on any exchange, we have elected to measure the Auction Rate Securities Right (ARSR) using the fair value option permitted by SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” The ARSR represents a guarantee of the par value of the ARC, and we have valued the ARSR using a present value model as permitted by SFAS No. 157, “Fair Value Measurements.” In valuing the ARSR, we calculated the present value of the difference between the par value of the ARC and the current fair value of the ARC. The present value model utilized a discount rate of 3.49%, which is a combination of the credit default swap rate risk of UBS (2.15%) and the rate on a U.S. Treasury interest rate swap (1.14%). The sum of those rates was increased by an additional 0.2% to account for any potential liquidity risk should UBS not be able to fulfill its obligation under the ARSR agreement. The ARSR is included in “Long-Term Investments” in the consolidated balance sheet.
     Foreign currency forward purchases and commodity futures contracts
Derivative instruments recognized on our balance sheet consist of foreign currency forward exchange contracts and commodity futures contracts. These contracts are recognized at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates. We classify our derivative instruments as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of the contract that is highly effective and qualifies as a foreign currency cash flow hedge are recorded in other comprehensive income. Our European subsidiaries had contracts for the sale of $0.0 million and $29.2 million at December 31, 2008 and 2007, respectively. Our India subsidiary had contracts for the sale of $23.5 million and $20.3 million at 2008 and 2007, respectively. Finally, the Brazilian subsidiaries had contracts for the sale of $100.0 million and $183.3 million at December 31, 2008 and 2007, respectively.
We do not utilize financial instruments for trading or other speculative purposes. We generally do not hedge the net investment in our subsidiaries. All derivative financial instruments held at December 31, 2008 will mature within twelve months. All such instruments held at December 31, 2007 matured in 2008.
Short and long term borrowings
The carrying value of any variable interest rate debt represents fair value. We classify all our short and long term borrowings as Level 1.
Assets and liabilities recorded at fair value on a recurring basis
The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

	Total Fair
(Dollars in millions)	Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$112.9	$112.9	$—	$—
Auction rate certificates	4.3			4.3
Auction rate securities rights	0.5	—	—	0.5

Balance as of December 31, 2008	$117.7	$112.9	$—	$4.8

Liabilities:
Commodity futures contracts	$13.2	$—	$13.2	$—
Foreign currency derivatives	25.4	—	25.4	—
Short-term borrowings	30.4	30.4	—	—
Long-term debt	0.4	0.4	—	—

Balance as of December 31, 2008	$69.4	$30.8	$38.6	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the changes in Level 3 assets for the year ended December 31, 2008:

	Auction Rate	Auction Rate
(Dollars in millions)	Certificates	Securities Rights

Balance at January 1, 2008	$5.0	$—
Gains (losses) included in investment loss	(0.7)	0.5
Balance at December 31, 2008	$4.3	$0.5

NOTE 16. Environmental Matters
Although the locations described below that have been affected by environmental proceedings were associated with our Engine & Power Train business, which we sold during 2007, we have retained any potential liabilities that may arise in connection with these locations.
We were named by the U.S. Environmental Protection Agency (“EPA”) as a potentially responsible party (“PRP”) in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. In 2003, with the cooperation of the EPA, the company and Pollution Risk Services, LLC (“PRS”) entered into a Liability Transfer and Assumption Agreement (the “Liability Transfer Agreement”). Under the terms of the Liability Transfer Agreement, PRS assumed all of our responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, we purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.
Through 2007, we maintained a reserve of $0.5 million to reflect our potential environmental liability arising from operations at the Site, including potential residual liabilities not assumed by PRS pursuant to the Liability Transfer Agreement. During 2008, substantially all of work with respect to the primary contamination site was completed, and based on the most recent information received from the EPA we eliminated this reserve.
In cooperation with the WDNR, we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2008, the remainder of the work required by the WDNR was completed. Based on an evaluation of the reduced liability of the site, the reserve was reduced in 2008. At December 31, 2008 and 2007, we had accrued $0.5 million and $2.2 million respectively for the total estimated cost associated with the investigation and remediation of the on-site contamination.
In addition to the above-mentioned sites, we are also currently participating with the EPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. At December 31, 2008 and 2007, we had accrued a total of $0.6 million and $3.0 million, respectively, for environmental remediation. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.
NOTE 17. Commitments and Contingencies
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
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (RICO) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, four plaintiff’s firms have filed 45 class action matters in 33 states, asserting claims on behalf of consumers in each of those states with respect to lawnmower purchases from January 1, 1994 to the present. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
In 2008, the purchaser of the business sought an adjustment to the purchase price through provisions in the agreement based upon working capital as of the date of closing of approximately $20.0 million. We did not agree with the amount claimed, and the dispute was settled through a binding arbitration process, as was originally contemplated by the sale agreement. In March 2009, the arbitrator awarded the purchaser $13.1 million for the working capital adjustment. This adjustment is included in our 2008 results and is included in discontinued operations.
On February 17, 2009, we received a subpoena from the United States Department of Justice Antitrust Division (“DOJ”) and a formal request for information from the Secretariat of Economic Law of the Ministry of Justice of Brazil (“SDE”) related to investigations by these authorities into possible anti-competitive pricing arrangements among certain manufacturers in the compressor industry. The European Commission began an investigation of the industry on the same day.
We intend to cooperate fully with the investigations. In addition, we have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division’s Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed to not bring any criminal prosecution with respect to the investigation against the company as long as we, among other things, continue our full cooperation in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the investigation. We have received similar conditional immunity from the European Commission and the SDE.
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. Several purported class action lawsuits relating to the matters being investigated by the DOJ have been filed recently against us and other compressor manufacturers, and more lawsuits may follow. We have not yet had an opportunity to analyze the plaintiffs’ claims in the suits that have been filed and cannot say whether they have any merit. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated.
We anticipate that we will incur additional expenses as we continue to cooperate with the investigations and defend the lawsuits. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and result in financial losses in an amount we are unable to predict.
We have minimal capital and operating leases, as substantially all employed facilities and equipment are owned. Our payments by period as of December 31, 2008 for our long-term contractual obligations under operating leases are as follows:
Payments by Period (in millions)

	Total	2009	2010/2011	2012/2013	Other
Operating leases	5.7	1.3	2.0	1.5	0.9
These obligations include minimum payments for leased facilities and equipment.
A portion of accounts receivable at our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discount receivables sold, including both with and without recourse amounts, were $61.4 million and $99.2 million at December 31, 2008 and 2007, respectively, and the discount rate was 11.2% in 2008 and 9.1% in 2007.
NOTE 18. Business Segments
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we previously reported three operating segments; Compressor Products, Electrical Components, and Engine & Power Train. However, as a result of the sale of the majority of the Electrical Components business and the entire Engine & Power Train business during 2007,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these segments are no longer reported. The remaining unsold businesses within Electrical Components are included in discontinued operations.
Until 2006, we also reported a Pump Products business segment; however, as a result of the decision, during the first quarter of 2006, to sell 100% of our ownership in Little Giant Pump Company, such operations are no longer reported in income (loss) from continuing operations before tax. Little Giant operations represented approximately 90% of that previously reported segment. Subsequent to 2006 and until its sale in 2008, operating results of the remaining pump business were included in Other for segment reporting purposes.
Another business within Other, Manufacturing Data Systems Inc., was sold and reclassified to discontinued operations during the third quarter of 2007.
Accordingly, our remaining results of operations are comprised solely of businesses formerly reported under our Compressor Products segment.
External customer sales by geographic area are based upon the destination of products sold. We have no single customer that accounts for 10% or more of consolidated net sales. Long-lived assets by geographic area are based upon the physical location of the assets.
Business Segment Information (in millions)

	2008	2007	2006
Assets:
Compressor Products	$583.7	$833.4	$738.6
Electrical Component Products	—	—	412.4
Engine & Power Train	—	—	237.3
Corporate and consolidating items	193.1	302.3	387.1
Assets held for sale	21.7	21.9	—
Other	—	7.3	7.3

Total assets	$798.5	$1,164.9	$1,782.7

Capital expenditures:
Compressor Products	$5.3	$2.7	$37.9
Electrical Component Products	—	—	4.7
Engine & Power Train	—	—	7.7
Corporate and consolidating items	2.7	0.1	11.7
Other	—	0.2	0.1

Total capital expenditures	$8.0	$3.0	$62.1

Depreciation and amortization:
Compressor Products	$35.6	$36.2	$33.4
Electrical Component Products	—	—	19.4
Engine & Power Train	—	—	18.3
Corporate and consolidating items	6.9	6.6	0.4
Other	—	0.3	8.6

Total depreciation and amortization	$42.5	$43.1	$80.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information (in millions)

Customer Sales by Destination	2008	2007	2006

North America
United States	$173.2	$214.9	$213.3
Other North America	28.0	38.1	27.0

Total North America	201.2	253.0	240.3

Brazil	194.4	194.1	143.3
Other South America	105.1	121.7	92.8

Total South America	299.5	315.8	236.1
Europe	248.8	322.7	337.1
Middle East and Asia	219.4	225.3	189.2

	$968.9	$1,116.8	$1,002.7

	2008	2007	2006

Net Fixed Assets
United States	$23.1	$67.0	$165.1
Brazil	134.6	206.7	248.2
Rest of world	86.6	79.6	139.1

	$244.3	$353.3	$552.4

NOTE 19. Quarterly Financial Data – Unaudited

	Quarter
(in millions, except per share data)	First	Second	Third	Fourth	Total

2008
Net sales	$275.2	$273.8	$256.2	$163.7	$968.9
Gross profit	45.6	33.5	17.5	4.6	101.2

Net income (loss)	17.0	9.0	(13.2)	(63.3)	(50.5)

Basic and diluted earnings (loss) per share	$0.92	$0.49	$(0.71)	$(3.43)	$(2.73)

2007(a)
Net sales	$289.3	$297.0	$278.4	$252.1	$1,116.8
Gross profit	34.6	35.6	34.0	35.7	139.9

Net income (loss)	(16.8)	(88.2)	(77.2)	4.1	(178.1)

Basic and diluted earnings (loss) per share	$(0.91)	$(4.77)	$(4.18)	$0.22	$(9.64)

(a)	Restated to reflect the reclassification of MP Pumps as discontinued operations and the reclassification of Engineering expense from cost of sales to selling and administrative expense.
NOTE 20. New Accounting Standards
Postretirement Benefit Plans
Beginning in fiscal years ending after December 15, 2009, employers will be required to provide more transparency about the assets in their postretirement benefit plans, including defined benefit pension plans, as a result of the FASB’s recently issued Financial Statement of Position amending

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FASB Statement 132, “Employers’ Disclosures about Pensions and Other Retirement Benefits” (“FSP FAS 132R-1”). FSP FAS 132R-1 expands the disclosure requirements about the types of assets and associated risks in employers’ postretirement plans. The disclosures required by the FSP are required for fiscal years ending after December 15, 2009, and employers are not required to apply the amended disclosure requirements to earlier periods presented for comparative purposes. We do not expect these enhanced disclosures to materially affect our financial statements or results of operations.
Derivative Instruments and Hedging Activities
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“FAS 161”), which revised the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Among other things, FAS 161 requires enhanced qualitative disclosures about an entity’s objectives and strategies for using derivatives, requires tabular quantitative disclosures about 1) the fair value of derivative instruments and 2) gains and losses on derivatives during the reporting period, and requires disclosures about contingent features in derivative instruments that relate to credit risk. FAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008, and we do not expect the enhanced disclosures to materially affect our financial statements or results of operations.
Classification and Measurement of Redeemable Securities
On May 1, 2008, the SEC staff announced revisions to EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“Topic D-98”). Among other things, the revisions 1) clarified that the guidance applies to noncontrolling interests, 2) outlined the SEC’s views on the interaction between Topic D-98 and FAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” and 3) clarified other provisions of Topic D-98. These revisions are not expected to have an impact on our financial statements or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the President and Chief Executive Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2008, our President and Chief Executive Officer along with our Vice President, Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008. Management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
     Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

     Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Limitations on the Effectiveness of Controls and Procedures
Management of the company, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.
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
We have audited Tecumseh Products Company and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tecumseh Products Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Tecumseh Products Company and subsidiaries’ internal control over financial reporting based on our audit.
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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Tecumseh Products Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tecumseh Products Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and our report dated March 16, 2009 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Southfield, Michigan
March 16, 2009
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
EXECUTIVE OFFICERS OF THE COMPANY
The following are our executive officers:

Period of Service
Name and Age	Office or Position Held	as an Officer
Edwin L. Buker, 56	President and Chief Executive Officer (1)	Since August 13, 2007

James S. Nicholson, 47	Vice President, Treasurer, and Chief Financial Officer (2)	Since March 31, 2004

James Wainright, 54	Vice President of Global Operations (3)	Since October 8, 2007

(1)	Last five years of business experience – Present position since August 13, 2007. President and Chief Executive Officer of Citation Corporation, a leading supplier of metal components based in Birmingham, Alabama, 2002 – 2007.

(2)	Last five years of business experience – Present position since March 31, 2004. Corporate Controller, Tecumseh Products Company 2002 – 2004.

(3)	Last five years of business experience – Present position since October 8, 2007. Senior Vice President of Operations, A.O. Smith Corporation – Electrical Products Division, 2001 – 2007.
The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the caption “Proposal No. 1- Election of Directors” in our definitive proxy statement relating to our 2009 annual meeting of shareholders and is incorporated herein by reference. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption “Proposal No. 1- Election of Directors – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
We have adopted a series of Corporate Policies, which together comprise a code of conduct that applies to all of our directors, officers and employees. Current copies of the Corporate Policies are posted at the Investor Relations section of our website at www.tecumseh.com.

The information required to be reported pursuant to paragraphs (d)(4) and (d)(5) of Item 407 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors - Audit Committee” in our definitive proxy statement relating to our 2009 annual meeting of shareholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information under the caption “Executive Compensation,” and the information under the sub-caption “Compensation Committee Interlocks and Insider Participation” under the caption “Information Concerning the Board of Directors — Compensation Committee” in our definitive proxy statement relating to our 2009 annual meeting of shareholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the caption “Proposal No. 2 – The Recapitalization Proposal – Interests of Certain Persons in the Recapitalization” in our definitive proxy statement relating to our 2009 annual meeting of shareholders is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the sub-captions “Board Independence” and “Transactions with Related Persons” under the caption “Information Concerning the Board of Directors” and the information under the sub-caption “Compensation Committee Interlocks and Insider Participation” under the caption “Information Concerning the Board of Directors — Compensation Committee” in our definitive proxy statement relating to our 2009 annual meeting of shareholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the caption “Proposal No. 3 – Ratification of Independent Accountant — Audit and Non-Audit Fees” in our definitive proxy statement relating to our 2009 annual meeting of shareholders is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (1) and (2) Financial Statements
          See “Financial Statements”
     (3) See Index to Exhibits (See Item 15 (b), below)
       Exhibits

Exhibit
No.	Description

2.1	Purchase Agreement dated as of July 3, 2007 among Regal Beloit Corporation, Tecumseh Products Company, Fasco Industries, Inc., and Motores Fasco de Mexico, S. de R.L. de C.V. (incorporated by reference to Exhibit 2 to registrant’s Current Report on Form 8-K filed September 7, 2007, File No. 0-452) [NOTE: Schedules, annexes, and exhibits are omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule, annex, or exhibit to the Securities and Exchange Commission upon request.]

2.2	Purchase Agreement dated as of October 22, 2007 by and between Snowstorm Acquisition Corporation and Tecumseh Products Company (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 0-452) [NOTE: Schedules, annexes, and exhibits are omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule, annex, or exhibit to the Securities and Exchange Commission upon request.]

2.3	Contribution and Purchase Agreement dated as of November 1, 2007 among Tecumseh Products Company, Von Weise USA, Inc., Specialty Motors Operations, Inc., and Specialty Motors Holding Corp. (incorporated by reference to Exhibit 2.3 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-452) [NOTE: Schedules, annexes, and exhibits are omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule, annex, or exhibit to the Securities and Exchange Commission upon request.]

2.4	Stock purchase agreement between Tecumseh Products Company and MP Pumps Acquisition Corp. dated as of June 30, 2008 (incorporated by reference to Exhibit 2 to registrant’s Current Report on Form 8-K filed July 7, 2008, File No. 0-452)

3.1	Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (3) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-452)

Exhibit
No.	Description

3.2	Certificate of Amendment to the Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit B-5 to registrant’s Form 8 Amendment No. 1 dated April 22, 1992 to Form 10 Registration Statement dated April 24, 1965, File No. 0-452)

3.3	Certificate of Amendment to the Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (4) to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-452)

3.4	Amended and Restated Bylaws of Tecumseh Products Company as amended through December 4, 2008 (incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed December 5, 2008, File No. 0-452)

4.1	Credit Agreement dated as of March 20, 2008 among Tecumseh Products Company, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 0-452)

4.2*	First Amendment to the Credit Agreement dated as of June 16, 2008

4.3*	Second Amendment to the Credit Agreement dated as of January 30, 2009 Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Commission upon request.

9	Not applicable

10.1	Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated April 22, 1992 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, File No. 0-452)

10.2	Amendment No. 1 to Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 2 dated October 2, 1992 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, File
No. 0-452)

10.3	Amendment No. 2 to Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, File
No. 0-452)

Exhibit
No.	Description

10.4	Amendment No. 3 to Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4.2 to registrant’s Current Report on Form 8-K as filed August 26, 1999, File No. 0-452)

10.5	Amendment No. 4 to Amended and Restated Class B Rights Agreement, dated as of August 22, 2001, between Tecumseh Products Company and State Street Bank and Trust Company, N.A., as successor Class B Rights Agent (incorporated by reference to Exhibit 4.4 to Form 8-A/A Amendment No. 5 dated September 19, 2001 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, File No. 0-452)

10.6	Amendment No. 5 to Amended and Restated Class B Rights Agreement, dated as of July 15, 2002, between Tecumseh products Company, State Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class B Rights Agent (incorporated by reference to Exhibit 10.6 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

10.7	Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, File No. 0-452)

10.8	Amendment No. 1 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated October 2, 1992 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, File No. 0-452)

10.9	Amendment No. 2 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A/A Amendment No. 2 dated June 22, 1993 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, File No. 0-452)

10.10	Amendment No. 3 to Class A Rights Agreement (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed August 26, 1999, File No. 0-452)

10.11	Amendment No. 4 to Class A Rights Agreement dated as of August 22, 2001, between Tecumseh products Company and State Street Bank and Trust Company, N.A., as successor Class A Rights Agent (incorporated by reference to Exhibit 4.4 to Form 8-A/A Amendment No. 4 dated September 19, 2001 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, File No. 0-452)

10.12	Amendment No. 5 to Class A Rights Agreement, dated as of July 15, 2002, between Tecumseh products Company, State Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class A Rights Agent (incorporated by reference to Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

Exhibit
No.	Description

10.13	Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-452)

10.14	Key employee bonus plan(management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 16, 2007, File No. 0-452)

10.15	Annual Incentive Plan adopted December 17, 2007 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K For the year ended December 31, 2007, File No. 0-452)

10.16	Long-Term Term Incentive Cash Award Plan adopted March 4, 2008 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.17	Form of Award Agreement (Phantom Shares) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.18	Form of Award Agreement (SARs) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.19*	Amended and Restated Supplemental Executive Retirement Plan effective June 27, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-452)

10.20	Outside Directors’ Voluntary Deferred Compensation Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(k) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-452)

10.21	Amendment No. 1 to Outside Directors’ Voluntary Deferred Compensation Plan adopted August 28, 2002 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.21 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

10.22	Executive Deferred Compensation Plan adopted on March 29, 2006, effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-452)

Exhibit
No.	Description

10.23*	Amendment dated December 19, 2008 to Executive Deferred Compensation Plan (management contract or compensatory plan or arrangement)

10.24	Director Retention Phantom Share Plan as amended and restated on March 29, 2006 effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-452)

10.25*	Amendment dated December 19, 2008 to Director Retention Phantom Share Plan (management contract or compensatory plan or arrangement)

10.26	Outside Directors’ Deferred Stock Unit Plan adopted December 17, 2007 effective as of January 1, 2008 (management contract or compensatory plan or arrangement)

10.27	Employment Agreement dated as of August 1, 2007 with Edwin L. Buker (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed August 6, 2007, File No. 0-452)

10.28	First Amendment dated as of March 4, 2008 to Employment Agreement dated as of August 1, 2007 with Edwin L. Buker (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.4 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.29*	December 2008 Amendment dated as of December 22, 2008 to Employment Agreement with Edwin L. Buker (management contract or compensatory plan or arrangement)

10.30	Letter agreement dated November 20, 2008 with Edwin L. Buker (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed November 26, 2008, File No. 0-452)

10.31	Letter dated September 17, 2007 and accompanying term sheet setting forth terms of employment of James Wainright (management contract or compensatory plan or arrangement)

10.32	Form of retention bonus letter agreement (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed November 18, 2008, File No. 0-452). The registrant has entered into agreements substantially in this form with several of its executives, including the following executive officers named in the Summary Compensation Table in the registrant’s proxy statement for its 2009 annual meeting of shareholders: James S. Nicholson and James Wainright.

Exhibit
No.	Description

10.33	Form of Amended and Restated Change in Control and Severance Agreement (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.5 to registrant’s Current Report on Form 8-K filed November 18, 2008, File No. 0-452) The registrant has entered into agreements substantially in this form with several of its executives, including the following executive officers named in the Summary Compensation Table in the registrant’s proxy statement for its 2009 annual meeting of shareholders: James S. Nicholson and James Wainright.

10.34	Liability Transfer and Assumption Agreement for Sheboygan River and Harbor Superfund Site dated March 25, 2003, by and between Tecumseh Products Company and Pollution Risk Services, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 9, 2003, File No. 0-452)

10.35	Consent Order entered into on December 9, 2004 with Wisconsin Department of Natural Resources and TRC Companies, Inc. (incorporated by reference to Exhibit 10.26 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.36	Exit Strategy Agreement dated December 29, 2004 with TRC Companies, Inc. (incorporated by reference to Exhibit 10.27 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.37	Stock Purchase Agreement dated as of March 17, 2006 between Tecumseh Products Company and Franklin Electric Co, Inc. relating to Little Giant Pump Company (schedules and exhibits omitted) (incorporated by reference to Exhibit 10-1 to registrant’s Current Report on Form 8-K filed March 21, 2006, File No. 0-452)

10.38	Out-of-Court Restructuring Agreement dated November 21, 2006 among Tecumseh Products Company, Tecumseh Power Company, TMT Motoco do Brasil, Ltda., and the banks named therein (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 0-452)

10.37	Agreement with AP Services, LLC and AlixPartners, LLP dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed December 14, 2006, File No. 0-452)

10.38	First addendum dated January 19, 2007 to agreement with AP Services, LLC dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed January 25, 2007, File No. 0-452)

Exhibit
No.	Description

10.39	Settlement and Release Agreement dated as of April 2, 2007 among Tecumseh Products Company; Herrick Foundation; Todd W. Herrick and Toni Herrick, each in their capacity as trustee for specified Herrick family trusts; Todd W. Herrick, Kent B. Herrick, and Michael Indenbaum, each in their capacity as members of the Board of Trustees of Herrick Foundation; Todd W. Herrick, Kent B. Herrick, Michael Indenbaum, and Toni Herrick, each in their individual capacities; and Albert A. Koch, Peter Banks, and David M. Risley, each in their capacity as directors of Tecumseh Products Company (incorporated by reference to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

10.40	Order Regarding a Special Meeting of Shareholders entered by the Circuit Court for the County of Lenawee, Michigan on August 11, 2008 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed August 13, 2008, File No. 0-452)

10.41	Warrant to Purchase Class A Common Stock of Tecumseh Products Company issued to Tricap Partners II L.P. on April 9, 2007 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

10.42	Registration Rights Agreement dated as of April 9, 2007 between Tecumseh Products Company and Tricap Partners II L.P. (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

11	Not applicable

12	Not applicable

13	Not applicable

14	Not applicable

16	Not applicable

18	Not applicable

21*	Subsidiaries of the Company

22	Not applicable

23.1*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

23.2*	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

24*	Power of Attorney

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

Exhibit
No.	Description

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

33	Not applicable

34	Not applicable

35	Not applicable

99	Not applicable

100	Not applicable

*	Filed herewith
Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY
Date: March 16, 2009	By /s/ Edwin L. Buker .
Edwin L. Buker President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Office	Date of Signing

/s/ Edwin l. Buker	President and Chief Executive Officer	March 16, 2009
Edwin L. Buker	(Principal Executive Officer)

/s/ James S. Nicholson	Vice President, Treasurer and Chief Financial Officer	March 16, 2009
James S. Nicholson	(Principal Accounting and Principal Financial Officer)

*	Director	March 16, 2009

Peter M. Banks

*	Director	March 16, 2009

William E. Aziz

Director

Kent B. Herrick

*	Director	March 16, 2009

Jeffry N. Quinn

*	Director	March 16, 2009

David M. Risley

*	Director	March 16, 2009

Steven J. Lebowski

*By:	/s/ James S. Nicholson
James S. Nicholson
Attorney-in-Fact