Form 10-K/A
period 2008-12-31
TECUMSEH PRODUCTS CO
filed 2009-04-30
CIK 96831

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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark if the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
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

Explanatory Note
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, stated that some of the information required by Part III was incorporated by reference from the definitive proxy statement for our 2009 annual meeting of shareholders, as permitted by General Instruction G(3) to Form 10-K. Since it has become impracticable to file the definitive proxy statement for our 2009 annual meeting within 120 days after the end of our 2008 fiscal year, we are amending our 2008 Form 10-K to include the information previously stated to be incorporated by reference from the definitive proxy statement.
Each amended item is set forth in this amendment in its entirety. As to items not being amended, our original 2008 Form 10-K continues to speak as of the dates provided in the 2008 Form 10-K, and this amendment does not reflect events occurring after the date we originally filed our 2008 Form 10-K or otherwise update the disclosures contained in it. Such subsequent events are addressed in subsequent reports filed with the Securities and Exchange Commission. Accordingly, this Form 10-K/A should be read in conjunction with the 2008 Form 10-K and our other filings with the Securities and Exchange Commission.
On March 27, 2009, we filed a registration statement on Form S-4 under the Securities Act of 1933 containing a combined preliminary proxy statement for our 2009 annual meeting of shareholders and preliminary prospectus relating to the recapitalization shareholders will consider at the meeting. The information in this Form 10-K/A is drawn from the information contained in the preliminary proxy statement/prospectus except that this Form 10-K/A does not include any information about Mr. William E. Redmond, Jr., who was identified as a nominee for election as a director at the 2009 annual meeting of shareholders, but who has notified us that he has withdrawn as a director-nominee, as reported in the Current Report on Form 8-K we filed today. Our governance and nominating committee will consider and recommend to the full board of directors actions, if any, to be taken in light of Mr. Redmond’s withdrawal, including approval of a possible replacement nominee. Also, this Form 10-K/A does not address changes to the preliminary proxy statement/prospectus in response to any comments received or to be received from the Commission’s staff on the preliminary proxy statement/prospectus. For both of those reasons, we expect to further amend our 2008 Form 10-K when additional information becomes available.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our chief executive officer and chief financial officer are filed as exhibits to this amendment.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND NOMINEES
Set forth below is information about our current directors and our nominees for election to the board at our 2009 annual meeting of shareholders. All of the incumbent directors were elected by our shareholders at the 2008 annual meeting.

Name of Director or Nominee	Age	Position	Director Since
Edwin L. Buker	56	Chairman of the Board of Directors, President and Chief Executive; Director and nominee for reelection	2007
William E. Aziz	52	Director and nominee for reelection	2007
Jeffry N. Quinn	50	Director and nominee for reelection	2007
Leonard M. Anthony	54	Nominee	N/A
David A. Bloss	58	Nominee	N/A
Greg C. Smith	57	Nominee	N/A
Peter M. Banks	71	Director who decided not to seek reelection	1991
David M. Risley	64	Director who decided not to seek reelection	2003
Kent B. Herrick	40	Director we decided not to re-nominate	2007
Steven J. Lebowski	57	Director we decided not to re-nominate	2007
Incumbent Nominees
•	Edwin L. Buker has served as our President and Chief Executive Officer since August 2007 and has served as our Chairman of the Board of Directors since February 2008. From 2002 to August 2007, Mr. Buker served as the President and Chief Executive Officer of Citation Corporation, a supplier of metal components. Prior to 2002, Mr. Buker served as Vice President and General Manager of the Chassis Systems Division at Visteon Automotive. He also served as President of Electrical Systems of The Americas for United Technologies Automotive. Mr. Buker serves on the Pension and Investment Committee.

•	William E. Aziz has served as a director since 2007. Mr. Aziz is a Chartered Accountant (Canada) and is currently the Chief Restructuring Officer of Hollinger Inc. He is a director of Canada Bread Company Limited (Chair of the Audit Committee) and OMERS (the $44 billion Ontario Municipal Employees’ Retirement System). He has completed the Institute of Corporate Directors Governance College. He has previously been a director of Sun-Times Media Group, Inc. (NYSE), Doman Industries Limited (TSE) and Algoma Steel Inc. (TSE), among other public and private companies. He is the President of BlueTree Advisors Inc., a private advisory firm focused on restructuring and improving performance of client companies. BlueTree provides management services in connection with business recoveries, strategic planning and organizational development. Mr. Aziz is Chairman of the Governance and Nominating Committee. He also serves on the Audit Committee.

•	Jeffry N. Quinn has served as a director since 2007. Since 2004, he has been the Chairman of the Board, President and Chief Executive Officer of Solutia Inc., a specialty chemical and materials company with $4 billion in annual revenue. Mr. Quinn led Solutia through a successful restructuring under Chapter 11 of the U.S. Bankruptcy Code. Solutia emerged from bankruptcy in February 2008. Prior to that time, Mr. Quinn served as Chief Restructuring Officer of Solutia Inc. from 2003 to 2004. Mr. Quinn was an executive officer of Solutia Inc. at the time it filed for Chapter 11 protection late in 2003 having been hired in 2003 to lead its restructuring effort. Prior to joining Solutia, Mr. Quinn was an executive officer at Arch Coal Inc., the nation’s largest coal producer, and Premcor Inc., which is one of the nation’s largest independent oil refiners. Mr. Quinn is Chairman of the Compensation Committee and also serves on the Governance and Nominating Committee.
New Nominees

•	Leonard M. Anthony has served since July 2008 as the President and Chief Executive Officer of Severstal Warren (f/k/a WCI Steel), a company that focuses on producing high-quality steel with annual revenue in excess of $800 million. He had joined WCI Steel, Warren OH as Chief Executive Officer and President before completing a sale to OAO Severstal in July of 2008. Prior to that time, Mr. Anthony served as the Executive Vice President and Chief Financial Officer of Dresser-Rand Group, Inc., one of the largest global suppliers of rotating equipment solutions, including a wide range of technologically advanced centrifugal and reciprocating compressors, steam and gas turbines, expanders, multiphase turbine separators, portable ventilators and control systems. From 2003 to 2005, Mr. Anthony served as the Chief Financial Officer and Treasurer of International Steel Group, which, until its acquisition by Mittal Steel, was a Fortune 500 Company. Prior to the International Steel Group’s acquisition of Bethlehem Steel Corporation, Mr. Anthony had served as the Senior Vice President, Finance and Chief Financial Officer of Bethlehem Steel Corporation. Mr. Anthony currently sits on the board and chairs the audit committee of McJunkin Red Man Corporation, a privately owned portfolio company of Goldman Sachs.

•	David A. Bloss, Sr. served from 1999 until March 2009 as Chairman of Circor International, a company that designs, manufactures and distributes valves and related fluid-control products with an annual revenue of over $790 million. During his time at Circor, Mr. Bloss also served through 2008 as CEO and through 2006 as President. From 1997 to 1999, Mr. Bloss acted as President and COO of Watts Water Technologies (known as Watts Industries until 2003), a world leader in the design and manufacture of water valves and related products. Currently, Mr. Bloss sits on the public board of Magnetek Inc., a company specializing in the development, manufacture and marketing of digital power and motion control systems.

•	Greg C. Smith is the principal of Greg C. Smith LLC, a consulting firm focused on financial service, automotive and environmental markets. From 2005 to 2006, he served as the Vice Chairman of Ford Motor Company, one of the world’s premier producers of cars and trucks. Prior to serving as Ford’s Vice Chairman, Mr. Smith served in varying capacities for Ford for over 30 years, including Chairman and Chief Executive Officer of Ford Motor Credit Co. from 2002 to 2004 and culminating in his position as Executive Vice President and President of the Americas of the Ford Motor Company. In addition to his long tenure at Ford, Mr. Smith has served on numerous public and private boards, including current positions on the boards of Solutia, Inc. and Penske Corp.
Incumbent Directors We Are Not Re-nominating

•	Peter M. Banks has been a General Partner of Red Planet Capital Partners, a private investment firm, since 2006. He was an independent business consultant during 2005. From 2004 to 2005, he served as President of the Institute for the Future, a non-profit technology forecasting and research organization. From 2000 to 2004, Dr. Banks was a Partner of XR Ventures, L.L.C., a private investment firm. He is Chairman of the Pension and Investment Committee and also serves on the Audit Committee.

•	David M. Risley was Senior Vice President and Chief Financial Officer of La-Z-Boy Incorporated, a manufacturer, importer, and retailer of residential furniture, from 2001 until his retirement in 2006. Mr. Risley is Chairman of the Audit Committee. He also serves on the Governance and Nominating Committee and the Compensation Committee.

•	Kent B. Herrick has been a paid employee of Herrick Foundation since 2007. He was our Vice President of Global Business Development from 2006 until we terminated his employment in 2007. He had served as Tecumseh Products Company’s Executive Vice President in the Office of the Chairman from 2005 to 2007 and Corporate Vice President from 2002 to 2004. Mr. Herrick serves on the Pension and Investment Committee.

•	Steven J. Lebowski has been President and sole owner of Steven J. Lebowski PC, his law and certified public accounting firm, since 1983. Since 1990, he has also been Vice President and part owner of Architectural Door and Millworks, a wholesale distributor of doors. Mr. Lebowski serves on the Audit and Compensation Committees.
EXECUTIVE OFFICERS
The following are our executive officers:

Period of Service
Name and Age	Office or Position Held	as an Officer
Edwin L. Buker, 56	President and Chief Executive Officer (1)	Since August 13, 2007

James S. Nicholson, 47	Vice President, Treasurer, and Chief Financial Officer (2)	Since March 31, 2004

James Wainright, 54	Vice President of Global Operations (3)	Since October 8, 2007

(1)	Last five years of business experience - Present position since August 13, 2007. President and Chief Executive Officer of Citation Corporation, a leading supplier of metal components based in Birmingham, Alabama, 2002 — 2007.

(2)	Last five years of business experience - Present position since March 31, 2004. Corporate Controller, Tecumseh Products Company 2002 — 2004.

(3)	Last five years of business experience - Present position since October 8, 2007. Senior Vice President of Operations, A.O. Smith Corporation — Electrical Products Division, 2001 - 2007.
Section 16(a) Beneficial Ownership Reporting Compliance
Directors, certain officers, and beneficial owners of more than 10% of the Class B shares are required to file reports about their ownership of our equity securities under Section 16(a) of the Securities Exchange Act of 1934 and to provide copies of the reports to us. Based on the copies we received and on written representations from the persons we know are subject to these requirements, we believe all 2008 filing requirements were met, except that
•	due to a clerical oversight, each of our six non-employee directors (Messrs. Aziz, Banks, Herrick, Lebowski, Quinn and Risley) filed one late Form 4, each reporting one transaction — a grant of deferred stock units effective January 1, 2008 under our Outside Directors’ Deferred Stock Unit Plan;

•	Dr. Banks filed one additional late Form 4 reporting one transaction; and

•	neither the Herrick Foundation, Todd W. Herrick, nor Toni Herrick filed a Form 5 for 2008, and none of them provided us with a representation that no Form 5 was required.
Code of Conduct
We have adopted the Tecumseh Products Company Corporate Policy, which is a code of conduct that applies to all of our directors, officers and employees. A current copy of the Corporate Policy can be accessed via the “Investor Relations” section of our website, located at www.tecumseh.com.
Audit Committee
The board has a standing Audit Committee. The committee’s current members are: David M. Risley, William E. Aziz, Peter M. Banks, and Steve J. Lebowski. This composition of the Audit Committee satisfies the independence requirements of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission, as well as the independence and experience requirements of The NASDAQ Market LLC and our Corporate Governance Guidelines. The board has also determined that the Chairman of the committee, Mr. Risley, is an “audit committee financial expert” as defined in the Securities and Exchange Commission rules.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
2008 was the first full year for our new management team and the new compensation practices begun during 2007. We believe the executive compensation procedures and structures now in place will serve us well as management moves forward to implement its new business model. Nonetheless, we intend to monitor those procedures and structures closely and adjust them as appropriate if we conclude that doing so would better serve our shareholders. As part of this commitment, the board has implemented a policy that at each annual meeting of shareholders, beginning at the 2010 annual meeting, shareholders will have the opportunity to vote on a resolution calling for a non-binding advisory vote on the executive compensation policies and procedures employed by the company and the board as described in the Compensation Discussion and Analysis and the tabular disclosure regarding named executive officer compensation (together with the accompanying narrative disclosure) contained in the company’s proxy statement. The outcome of the shareholder advisory vote will be considered by the board and the Compensation Committee as they consider compensation policies and procedures going forward.
The Compensation Committee’s process of reviewing the executive compensation program and setting the compensation levels of the executive officers named in the Summary Compensation Table (who are sometimes referred to as “named executive officers” or “NEOs”) involves several components. Typically, during the first quarter of each year, the committee reviews each NEO’s total compensation. The committee members also meet regularly with the NEOs at various times throughout the year, both formally within board and committee meetings and informally outside of board and committee meetings, which allows the committee members to assess each NEO’s performance. The committee also typically solicits input from all non-employee directors as to the Chief Executive Officer’s performance. This was done in November 2008 before the modification of Mr. Buker’s employment agreement (discussed below) as well as in the first quarter of 2009 in connection with the general review of NEO compensation. In addition, the CEO annually presents his evaluation of each NEO to the committee, which includes a review of each officer’s contributions and performance over the past year, strengths, opportunities for improvement, development plans, and succession potential. The CEO also presents compensation recommendations for the committee’s review and consideration. Following this presentation and an assessment of competitive market data for each position, the committee assesses all information in its possession and makes decisions on each element of compensation (discussed below) for each of the NEOs.
The main elements of the named executive officers’ compensation are salary, cash incentives under our Annual Incentive Plan, stock appreciation rights (SARs) and restricted stock units (all settleable in cash only) awarded under our Long-Term Incentive Cash Award Plan, and retirement benefits.

•	Base Salary. During the first quarter of each year, the committee reviews and establishes the base salaries of the NEOs. We have established and maintain base salary ranges for various executive positions that fall within the market ranges identified in compensation survey data compiled and reviewed by management, our consultant, and the committee’s consultant. For each NEO, the committee takes into account the scope of each incumbent’s responsibilities and individual performance and then balances these factors with competitive practices. In making base salary decisions, the committee is mindful of the issues inherent in maintaining internal pay equity while also ensuring that our compensation program remains competitive. As we are committed to the principles of pay-for-performance, the committee generally manages base salary, a non-variable element of compensation, to the market median of our peer group. In view of current economic conditions, management has recommended, and the committee has agreed, that NEO salaries not be increased at the beginning of 2009. Management will review and evaluate this decision later in the year and report back to the committee. The base salaries paid to the NEOs during 2008 are shown in the Summary Compensation Table under the “Salary” column.

•	Annual Incentive Opportunity. During the first quarter of each year, the committee establishes an annual cash incentive opportunity for each NEO under the company’s Annual Incentive Plan. At that time, the committee approves:
•	the overall company performance measures, goals, and funding formulas for the year;

•	the individual performance measures and goals for each NEO for the year; and

•	the target annual incentive opportunity for each NEO.
We structure annual incentive compensation opportunities to be competitive with market medians. Actual performance results, both company and individual, can yield incentive compensation results that fall below or above market medians. Stated another way, for example, the compensation program can yield higher than market median compensation for higher than market median performance. We discuss the performance measures, goals and results for 2008 and the performance measures and goals for 2009 later in this Compensation Discussion and Analysis.
•	Long-Term Incentives. The long-term incentive element of our compensation program is structured to:
•	motivate and reward the NEOs for performance aimed at increasing shareholder value over periods longer than one year;

•	link executives’ interests with those of shareholders; and

•	retain executives over the longer term.
•	Retirement Benefits. We provide retirement benefits to attract and retain employees and to encourage employees to save money for their retirement.

The Long-Term Cash Incentive Plan currently uses cash-settled SARs, which are the functional equivalent of stock options, and restricted stock units, which are the functional equivalent of restricted stock, as the long-term incentive and retention vehicles. Later this year, we plan to consider adopting a long-term incentive plan that would permit the use of equity in addition to contingent cash as a replacement for the Long-Term Cash Incentive Plan.
Each year, the committee establishes a target long-term incentive opportunity for each NEO, which is expressed as a percent of the NEO’s annual cash compensation opportunity. During the first quarter of each year, the committee determines the aggregate dollar value of the long-term incentive opportunity for each NEO and then makes annual grants of SARs and RSUs. These grants are made following the committee’s consideration and review of our results for the prior year and at the same time the committee is making other compensation decisions for the NEOs. In setting the long-term target opportunity for each NEO, the committee considers competitive data and strives to set target opportunities at market medians. The 2008 and 2009 grants for the NEOs are discussed later in this Compensation Discussion and Analysis.
Mr. Buker’s Employment Agreement
Before Mr. Buker joined us in August 2007, we negotiated a three-year employment agreement with him, which was later amended. On November 20, 2008, we entered into a retention letter agreement with Mr. Buker to induce him to remain employed if the Herrick family were to succeed in reasserting control over the company at the special meeting of shareholders to be held the following day. We have summarized the principal terms of his employment agreement and the retention letter agreement below in the discussion following the Summary Compensation Table.
Under his employment agreement, as amended, Mr. Buker receives an annual base salary of $750,000 per year and has an annual target incentive opportunity of 100% of his salary (the actual incentive may range from zero to 200% of salary), subject to the terms of our Annual Incentive Plan, except that for 2007 and 2008 his annual incentive could not be less than $375,000. The employment agreement also provides that he will receive annual long-term equity-based incentive grants equal to one times his annual salary plus his target incentive then in effect.
Mr. Buker’s 2008 compensation was principally established by the terms of his employment agreement, which was recommended by the Compensation Committee and approved by the board in July 2007 in connection with our hiring of Mr. Buker, and the terms of the November 20, 2008 retention letter agreement, which was also recommended by the Compensation Committee and approved by the board. During its review and analysis of Mr. Buker’s employment agreement, the committee and the board consulted with Lyons, Benenson & Company Inc. regarding Mr. Buker’s compensation. Lyons, Benenson & Company provided the committee and the board with calculations of the present value of Mr. Buker’s compensation package and assisted them in comparing his compensation package to compensation packages of executives at other companies. As part of their deliberations, the committee and the board considered the importance of aligning Mr. Buker’s interests with the interests of our shareholders and, to that end, allocated a large portion of Mr. Buker’s compensation to awards tied to our stock price. The committee and the board believed that weighting Mr. Buker’s compensation package heavily with equity awards or their contingent cash equivalents would align Mr. Buker’s interests with the interests of our shareholders by motivating him to increase shareholder value and rewarding him when shareholder value increases.
Taking into account the input from Lyons, Benenson & Company and the goals for alignment with shareholder interests, the board approved the various components of compensation in Mr. Buker’s employment agreement, including salary (to address market data and provide a competitive base level of compensation), annual cash incentive (to address a pay-for-performance component), and stock options and restricted stock or their cash equivalents (to address pay-for-performance and alignment with shareholder interests). In analyzing the market for CEOs, we used a group of 13 companies engaged in manufacturing that are comparable in size to us. The companies included in this group were Encore Wire Corporation, Federal Signal Corporation, FreightCar America, Inc., Gardner Denver, Inc., Goodman Global, Inc., Mettler-Toledo International, Inc., Monaco Coach Corporation, Park-Ohio Holdings Corp., Regal Beloit Corporation, Sauer-Danfoss Inc., Tredegar Corporation, Wabash National Corporation and Watsco, Inc. The market data analysis from our consultants showed that the base salary component of Mr. Buker’s compensation was at the 58th percentile of market practice, which placed it 6% above the market median. The market data analysis also indicated that Mr. Buker’s annual incentive opportunity was at the 75th percentile of market practice, which placed it at 166% of the market median. The present value of Mr. Buker’s annual equity compensation grants registered at the 65th percentile of market practice or 155% of the market median. This significant allocation of his compensation to performance-oriented elements emphasizes the importance of Mr. Buker’s meeting specific performance objectives and increasing shareholder value. For Mr. Buker’s total compensation package to actually exceed the market median for similarly situated officers of the group of companies used for comparison, specific performance targets must be achieved and the value of our stock must rise significantly.
In connection with Mr. Buker’s 2007 employment agreement, the Compensation Committee and the board also reviewed the potential effect on and cost of severance and change-in-control scenarios under Mr. Buker’s employment agreement. In particular, the committee and the board were advised by the executive search firm that the base salary and short- and long-term incentive compensation elements of Mr. Buker’s employment agreement, as well as its severance and change-in-control facets, were essential requirements for us to be able to recruit him or any other candidate during a period of significant transition under very challenging market conditions and governance circumstances.
In September 2008, following the Herricks’ decision to seek a special meeting of shareholders for the purpose of replacing two members of the board, Mr. Buker alerted the board to certain concerns he had regarding the possible change in board composition. Among his concerns was that while the election of the new directors would effectively be a change of control that was supposed to afford him the opportunity to resign with good reason, consistent with the intent of what had been negotiated and agreed before his employment, the language in his employment agreement arguably did not reflect that original intent. The possibility of a dispute regarding Mr. Buker’s understanding of the intent of the agreement, which was supported by parties involved in the recruitment and negotiations, and alternative interpretation of the language of the agreement, was viewed as an undesirable risk. This risk, together with additional unanticipated management challenges related to a historical compliance matter, created a situation in which we faced the possible premature loss of Mr. Buker’s services as Chairman, President, and Chief Executive Officer.
The Compensation Committee and the board were most supportive of Mr. Buker and the direction he had taken us since his employment. As a result, the Directors wanted to take action ensuring that Mr. Buker would not leave us prematurely. The committee then asked Lyons, Benenson & Company Inc. to review what other companies had done to induce executives to remain in their employ under a variety of circumstances. Lyons, Benenson & Company Inc. reported to the committee on what retention devices had been adopted by companies both in and beyond the peer group companies. On the basis of the competitive data, the committee, with the advice and counsel of its consultant and outside legal counsel, crafted a program to induce Mr. Buker to remain with us. One aspect of this program was to amend his employment agreement to make it clear, as the parties originally intended, that selection of a majority of the board by a person conducting an election contest — as would have been the case if the Herricks had been successful in electing two directors at the special meeting — would be a “change of control” under the employment agreement but would not entitle Mr. Buker to voluntarily resign thereafter and receive compensation based on good reason for change of control. Under the amended agreement, however, if following such a change of control, Mr. Buker resigns for good reason or is terminated without cause, he would be entitled to the compensation payable under the employment agreement based on such events. The committee recommended the program to the board, which adopted the committee’s recommendation. The company and Mr. Buker then entered into the agreement, which is described below under “Mr. Buker’s Retention Letter Agreement,” which provides for certain payments and awards to Mr. Buker in consideration of his agreeing to a modification of his employment agreement eliminating the “single-trigger” change-of-control provision in favor of the double-trigger change-of-control provision.
2008 Salaries
Mr. Buker’s 2008 salary was as specified in his employment agreement. Mr. Nicholson’s 2008 salary was recommended by Mr. Buker, and Mr. Wainright’s salary was specified in the employment letter we signed when he joined us late in 2007. The salaries of all the NEOs fall within the range of competitive practice.
2008 Cash Incentives
Beginning in 2008, our executive officers had the opportunity to earn cash incentives based on performance during the year under our new Annual Incentive Plan, which replaced the Key Employee Bonus Plan used in 2007. Under the Annual Incentive Plan, each participating executive is eligible to earn a cash incentive based on the company’s and the executive’s performance during a given calendar year. Early in 2008, the Compensation Committee established a target incentive for each participating employee, expressed as a percentage of his or her salary. We use a target incentive approach because it is a formal, goals-oriented method of determining incentives that is responsive to changing internal and external business conditions from year to year. The target company incentive pool was the sum of all target incentives for all employees participating in the plan. The actual company incentive pool was determined based on our 2008 performance measured against the following goals for the following performance measures:
•	operating profit before interest, taxes and restructuring charges (55% weighting);

•	moving production of compressor lines to India from less competitive locations (20% weighting);

•	achieving specified cost reductions across all operations (15% weighting); and

•	increasing sales in the most profitable portions of our commercial business segment (10% weighting).
In adopting these performance measures and setting the goals and funding formulas applicable to each performance measure, the committee sought to ensure that the NEOs would be focused on:
•	maximizing earnings and shareholder value;

•	repositioning us to be more competitive;

•	preparing us to improve our operating effectiveness and become the low cost producer;

•	trimming unnecessary expense from the budget; and

•	growing the business strategically during this redirection phase of our development.
For each performance measure, attaining a specified threshold level of performance would have yielded a 50% payout, achieving the target level would have yielded a 100% payout and achieving better than target would have yield up to a 200% payout. The table below provides information about the 2008 corporate goals and our actual performance relative to the goals:

	Goals			Results
					Unweighted
	Threshold	Target	Maximum	Actual	Payment		Weighted
Performance Measure	(50% Payout)	(100% Payout)	(200% Payout)	Performance	Percentage	Weighting	Percentage
Operating profit before interest, taxes and restructuring charges	$24.4 million	$30.5 million	$54.9 million	$32.2 million	105.9%	55%	59.1%
Moving production	90% of identified	100% of identified	100% India sourcing	100% India sourcing
of compressor lines	product sourced	product sourced	occurs six months	occurred 0.5 months
to India	from India	from India	early	early	108.9%	20%	21.8%
Achieving specified cost reductions across all operations	*	*	*	*	128.8%	15%	20.4%
Increasing sales in the most profitable portions of commercial business segment	*	*	*	*	0.0%	10%	0.0%
Total							101.3%

*	We are not disclosing the numeric goals or actual performance for this performance measure because they are confidential information that, if disclosed, would result in competitive harm to us. We believe that the target incentive goals are aggressive yet achievable financial goals, and these provide our eligible executive offices motivation to achieve these goals. As these goals were only established in 2008, there is not yet sufficient long-term data to demonstrate our belief that these goals strike the proper balance between being aggressive yet achievable.
Based on these results, the actual incentive pool amounted to 98.7% of the target incentive pool. We allocated the actual incentive pool among all participants based in part on company performance relative to the goals described above and in part on an evaluation of the individual’s performance. The actual incentive percentage could not exceed 200% of the participant’s target incentive percentage, and the total of all incentives under the plan (including incentives for participants who are not executive officers) could not exceed the total company incentive pool for that year calculated as described above. Under his employment agreement, Mr. Buker’s 2008 incentive could not be less than $375,000. The 2008 target incentive percentages for our executive officers and the portions allocated to them based on these calculations were:

	Target Incentive	Company	Individual	Actual Incentive
Executive Officer	Percentage	Performance	Performance	Percentage
Edwin L. Buker	100% of salary	100%	0%	101.3% of salary
James S. Nicholson	60% of salary	90%	10%	58.6% of salary
James Wainright	75% of salary	90%	10%	75.3% of salary
Michael R. Forman	25% of salary	90%	10%	25.0% of salary (1)

(1)	Under the terms of his severance agreement, Mr. Forman received his target incentive percentage without regard to actual performance.
Regular 2008 Equity-Based Awards
The third major component of our executives’ compensation consists of awards under our Long-Term Incentive Cash Award Plan. These awards, settleable only in cash, tie executives’ compensation to the long-term market performance of our Class A shares. For 2008, we awarded SARs (economically equivalent to stock options) and restricted stock units (economically equivalent to restricted stock) in the amounts shown in the Summary Compensation Table.
The 2008 award to Mr. Buker was required under the terms of his employment agreement. For more information about the analysis we performed before entering into that employment agreement, please see the discussion under “Mr. Buker’s Employment Agreement.”
The award to Mr. Wainright was specified under the terms of his employment letter, and Mr. Nicholson’s award was recommended by Mr. Buker, both subject to approval by the Compensation Committee.

Special 2008 Retention Restricted Stock Unit Award to Mr. Buker
To induce Mr. Buker to remain with us in light of the circumstances described above in this Compensation Discussion and Analysis under “Mr. Buker’s Employment Agreement,” pursuant to the November 20, 2008 retention letter agreement we made a one-time award to him of 183,375 restricted stock units, valued at $1,500,000. One-third of the restricted stock units will vest on each of the 9-, 15-, and 21-month anniversaries of November 20, 2008. For more information about the analysis we performed before entering into the retention letter agreement, please see the discussion under “Mr. Buker’s Employment Agreement” above.
Retirement Benefits
Our named executive officers participate in our Retirement Savings Plan (a 401(k) plan) and our defined benefit plan on the same basis as other salaried employees. The Compensation Committee considers the value of benefits under these plans when determining other compensation.
2009 Executive Compensation Arrangements
Mr. Buker’s 2009 salary is specified by his employment agreement and is the same as for 2008. In view of current economic conditions, management recommended, and the committee agreed, that other NEOs’ salaries not be increased at the beginning of 2009. Management will review and evaluate this decision later in the year and report back to the committee.
For 2009, the Compensation Committee has established a target incentive for each participating employee, expressed as a percentage of his or her salary. We use a target incentive approach because it is a formal, goals-oriented method of determining incentives that is responsive to changing internal and external business conditions from year to year. The target company incentive pool will be the sum of all target incentives for all employees participating in the plan, however, the pool will only be funded based upon meeting minimum performance levels of free cash flow, and the pool cannot exceed 12.5% of free cash flow.
Subject to remaining within the parameters established by performance against free cash flow, the actual company incentive pool will be determined based on our 2009 performance measured against targets for the following corporate measures:
•	earnings before interest, taxes, depreciation, amortization and restructuring charges (40% weighting);

•	working capital (40% weighting); and

•	global footprint modification (20% weighting).
For each goal, attaining a specified threshold level of performance will yield a 50% payout, achieving the target level will yield a 100% payout and achieving better than target will yield up to a 200% payout.

The actual incentive pool will then be allocated among all participants based in part on company performance relative to the goals described above and in part on an evaluation of the individual’s performance. The 2009 target incentive percentages for our current executive officers and the portions that will be allocated to them based on company and individual performance are:

		Portion of Award Based on
		Company	Individual
Executive Officer	Target Incentive	Performance	Performance
Edwin L. Buker	100% of salary	100%	0%
James S. Nicholson	65% of salary	90%	10%
James Wainright	75% of salary	90%	10%
The actual incentive percentage cannot exceed 200% of the participant’s target incentive percentage, and the total of all incentives under the plan for a given year (including incentives for participants who are not executive officers) cannot exceed the total company incentive pool for that year calculated as described above.
In addition, for 2009 the Compensation Committee has awarded SARs and restricted stock units shares to our current executive officers under our Long-Term Incentive Cash Award Plan as follows:
•	Mr. Buker: SARs corresponding to 120,192 shares of Class A stock (a Black-Scholes value of $750,000) and 74,479 restricted stock units (a face value of $750,000);

•	Mr. Nicholson: SARs corresponding to 21,484 shares of Class A stock (a Black-Scholes value of $134,060) and 13,313 restricted stock units (a face value of $134,060); and

•	Mr. Wainright: SARs corresponding to 28,045 shares of Class A stock (a Black-Scholes value of $175,000) and 17,378 restricted stock units (a face value of $175,000).
The strike price for all the SARs is $10.07 per share, which was the closing price of one Class A share on the date of grant. One-third of each SAR award will become exercisable on the first anniversary of the grant date, one-third on the second anniversary and one-third on the third anniversary. All of the SARs will expire on the seventh anniversary of the grant date. The restricted stock units will vest and become payable on the third anniversary of the grant date.
The 2009 award to Mr. Buker was required under the terms of his employment contract. The awards to Mr. Wainright and Mr. Nicholson were recommended by Mr. Buker.
Finally, we will pay Mr. Buker $500,000 on May 20, 2009 as required by the November 20, 2008 retention letter agreement.
Compensation Philosophy
The Compensation Committee has adopted the following compensation philosophy statement:

•	We are a globally recognized brand driven by our people around the world.

•	We want to be a results driven organization guided by global business processes and culture that help us attract and retain talented people.

•	We will offer total compensation that is competitive within each of our local markets and awarded based on level of performance.

•	We want to become the employer of choice through continual job challenge, development and recognition.
Section 162(m) of the Internal Revenue Code
Section 162(m) of the Internal Revenue Code limits to $1 million per year the federal income tax deduction to public corporations for compensation paid for any fiscal year to the company’s Chief Executive Officer and each of the other named executive officers unless the compensation meets specified requirements that render the compensation performance-based. While the Compensation Committee believes it is generally desirable to structure compensation plans and programs so as to qualify for the performance-based exemption from non-deductibility afforded under Section 162(m), the committee retains the discretion to establish executive compensation arrangements that it believes are consistent with its principles described earlier, and in the best interests of our company and shareholders, even if those arrangements are not fully deductible under Section 162(m). Mr. Buker’s actual cash compensation in 2008 exceeded the $1 million threshold. Accordingly, Section 162(m) of the Code limited the tax deduction available to us in 2008.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on that review and those discussions, the committee recommended to the board that the Compensation Discussion and Analysis be included in this proxy statement/prospectus.
Presented by the members of the Compensation Committee of the Board of Directors:
Jeffry N. Quinn, Chairman
David M. Risley
Steve J. Lebowski

Summary Compensation Table
This table provides compensation information for all of our executive officers who served during 2008.
2008 SUMMARY COMPENSATION TABLE

								Change in
								Pension Value and
							Non-Equity	Nonqualified
							Incentive Plan	Deferred
					Stock	Option	Compensation	Compensation	All Other
		Salary (1)	Bonus		Awards(2)	Awards(3)	(4)	Earnings(5)	Compensation		Total
Name and Principal Position	Year	($)	($)		($)	($)	($)	($)	($)		($)
Edwin L. Buker	2008	$750,000	$0		$378,103	$809,169	$759,750	$15,886	$38,170	(7)	$2,751,078
Chairman, President, and	2007	289,915	875,000		—	—	—	5,803	15,469		1,839,388
Chief Executive Officer (principal executive officer)(6)
James S. Nicholson	2008	$325,000	$53,294		$10,806	$10,398	$190,457	$34,724	$28,522	(9)	$653,201
Vice-President, Treasurer and	2007	291,261	50,000		—	—	115,141	11,346	9,252		477,000
Chief Financial Officer	2006	280,000	20,000	(8)			36,400	15,583	7,500		359,483
(principal financial officer)
James Wainright	2008	$400,000	$—		$14,542	$13,997	$301,260	$14,383	$28,750	(11)	$772,932
Vice President — Operations (10)
Michael R. Forman	2008	$92,526	$—		$—	$—	$39,655	$83,423	$73,283	(13)	$288,887
Vice-President & Director of	2007	154,006	—		—	—	39,978	32,451	9,067		235,502
Corporate Human Resources(12)	2006	150,000	1,500		—	—	30,000	45,344	4,728		231,572

(1)	Salary includes any amounts deferred at the officer’s election and contributed on his behalf to our Retirement Savings Plan (a 401(k) plan).

(2)	Amount recognized for 2008 financial statement reporting purposes in accordance with FAS 123R with respect to restricted stock units, settleable only in cash, awarded under Long-Term Cash Incentive Plan. See note 12 of the notes to consolidated financial statements in our 2008 Annual Report on Form 10-K for assumptions made in valuing restricted stock units.

(3)	Amount recognized for 2008 financial statement reporting purposes in accordance with FAS 123R with respect to SARs, settleable only in cash, awarded under Long-Term Cash Incentive Plan. See note 12 of the notes to consolidated financial statements in our 2008 Annual Report on Form 10-K for assumptions made in valuing SARs.

(4)	Non-equity incentive plan compensation consists of cash awards under Annual Incentive Plan for 2008, Key Employee Bonus Plan for 2007 and Management Incentive Plan for 2006.

(5)	The material assumptions we used in computing the changes in pension value shown in the Summary Compensation Table are listed after the Pension Benefits Table below.

(6)	Mr. Buker joined us as President and Chief Executive Officer on August 13, 2007. He became Chairman on February 5, 2008.

(7)	Required contribution to Retirement Savings Plan ($8,050), discretionary contribution to Retirement Savings Plan related to termination of old retirement plan ($20,700), and cost of life insurance ($9,420).

(8)	Bonus paid in 2006 for 2005 services and not reported in 2005 summary compensation table.

(9)	Required contribution to Retirement Savings Plan ($7,822) and discretionary contribution to Retirement Savings Plan related to termination of old retirement plan ($20,700).

(10)	Mr. Wainright became an executive officer February 5, 2008.

(11)	Required contribution to Retirement Savings Plan ($8,050) and discretionary contribution to Retirement Savings Plan related to termination of old retirement plan ($20,700).

(12)	Mr. Forman ceased to be an executive officer in February 2008, and his employment terminated in July 2008.

(13)	Severance pay ($66,094), required contribution to Retirement Savings Plan, ($4,227), unused vacation ($2,962).

Grants of Plan-Based Awards
This table provides information about the cash incentive targets we established early in 2008 under our Annual Incentive Plan for the executive officers named in the Summary Compensation Table and the restricted stock unit and SAR awards we made to them during 2008 under our Long-Term Incentive Cash Award Plan.
2008 GRANTS OF PLAN-BASED AWARDS

						All Other		All Other
						Stock		Option
						Awards:		Awards:
						Number of		Number of		Exercise or		Grant Date
		Estimated Future Payouts Under Non-				Shares of		Securities		Base Price of		Fair Value of
		Equity Incentive Plan Awards(1)				Stock or Units		Underlying		Option		Stock and
		Threshold		Target	Maximum	(2)		Options (3)		Awards		Option
Name	Grant Date	($)		($)	($)	(#)		(#)		($/Sh)		Awards(4)
Edwin L. Buker		$375,000	(5)	$750,000	$1,500,000
	Mar. 4, 2008					89,552	(6)					$2,580,889
	Mar. 4, 2008							325,002	(6)	$28.82	(7)	$4,927,030
	Mar. 4, 2008					26,023						$750,000
	Mar. 4, 2008							49,472		$28.82	(7)	$750,000
	Nov. 20, 2008					183,375	(8)					$150,000
James S. Nicholson		$97,500		$195,000	$390,000
	Mar. 4, 2008					4,060						$117,000
	Mar. 4, 2008							7,718		$28.82	(7)	$117,000
James Wainright		$150,000		$300,000	$600,000
	Mar. 4, 2008					5,465						$157,000
	Mar. 4, 2008							10,389		$28.82	(7)	$157,000
Michael R. Forman		$19,828		$39,655	$79,310

(1)	Potential incentives our executives could have earned for 2008 under our Annual Incentive Plan. The actual amounts they earned are reported in the Summary Compensation Table. There will be no further payouts for 2008.

(2)	Restricted stock units, settleable only in cash, awarded under Long-Term Cash Incentive Plan. Each unit is the economic equivalent of one Class A share.

(3)	SARs, settleable only in cash, awarded under Long-Term Cash Incentive Plan. Each SAR is the economic equivalent of an option to purchase one Class A share.

(4)	Computed in accordance with FAS 123R.

(5)	Mr. Buker was entitled to a minimum 2008 incentive of $375,000 under the terms of his employment agreement. There is no minimum for 2009 or future years.

(6)	Initial award required under terms of employment agreement, as amended.

(7)	Specified by Compensation Committee as higher of (a) closing price of one Class A share on date of grant ($22.75 on Mar. 4, 2008), or (b) closing price of one Class A share on the third business day after 2007 Form 10-K filed ($28.82 on Mar. 19, 2008)

(8)	Awarded under Nov. 20, 2008 retention letter agreement.
Additional Information about the Summary Compensation Table and Grant of Plan-Based Awards
Shareholders should review the information in the Summary Compensation Table and the Grants of Plan-Based Awards Table, as well as the additional tables that follow, in conjunction with our Compensation Discussion and Analysis. The Compensation Discussion and Analysis provides detailed information about, and analysis of, our annual and long-term incentive plan compensation programs and compensation decisions for 2008 and includes a discussion of our compensation philosophy, objectives and policies that guide these decisions. In order to better understand the terms of our plans and programs under which the compensation shown in the Summary Compensation Table was earned, shareholders should also consider the additional information we provide below about arrangements with our executives.
Mr. Buker’s Employment Agreement
On August 31, 2007, we entered into an employment agreement with Edwin L. Buker providing for his employment as President and Chief Executive Officer for a three-year period. We signed an amendment to the agreement on March 8, 2008. The following is a summary of the principal terms of the agreement, as amended.
Compensation. Mr. Buker’s is entitled to compensation as follows:
•	$750,000 annual salary, which may be increased but not decreased during the agreement’s term;

•	annual cash incentive targeted at 100% of salary, but that may vary between zero and 200% of salary (and must be at least $375,000 in each of 2007 and 2008), based on achievement of performance objectives;

•	participation in benefit plans and programs on the same terms as similarly situated executives;

•	$5,000,000 of term life insurance;

•	reimbursement for relocation expenses if approved in advance;

•	reimbursement for up to $20,000 in attorney fees incurred in connection with the employment agreement;

•	reimbursement for up to $500,000 of payments he would be ineligible to receive from his former employer as a result of accepting employment with us, subject to presentation of appropriate documentation; and

•	the following grants under our Long-Term Incentive Cash Award Plan:
•	an initial grant of SARs corresponding to 325,002 Class A shares with a strike price of $28.82 per share, one-third of which vest on August 13 in each of the years 2008, 2009, and 2010, exercisable until August 13, 2014;

•	an initial restricted stock unit award corresponding to 89,552 Class A shares, vesting on August 13, 2010; and

•	annual grants, valued at the time of grant, equal to the sum of his then current salary and target cash incentive.

Termination Payments. Mr. Buker may terminate his employment with good reason, good reason on change of control, or voluntarily. We may terminate his employment due to his disability, for cause, or without cause. The payments and other benefits to which Mr. Buker would be entitled if his employment terminates under various scenarios is described below.
If Mr. Buker voluntarily terminates his employment without good reason or without good reason on change of control, then he will be entitled to receive:
•	a cash payment equal to the total of his unpaid salary and unused vacation days;

•	settlement of any then vested restricted stock unit awards; and

•	the ability to exercise any then vested SARs.
In this event, all unvested SARs and restricted stock unit awards will be canceled.
If Mr. Buker terminates his employment for good reason, then
•	He will be entitled to receive a cash payment equal to the total of —
•	his unpaid salary,

•	his unused vacation days,

•	his target incentive on a pro rata basis through the termination date,

•	one and one-half times his salary then in effect, and

•	one times his annual target incentive.
•	If his good reason termination occurs within the first twelve months of employment, 50% of his initial and any annual SAR and restricted stock unit grants will become immediately vested, and he will have 180 days from his termination date to exercise the vested SARs. If his good reason termination occurs after the first twelve months of employment, 100% of his initial and annual SAR and restricted stock unit grants will become immediately vested, and he will have 180 days from his termination date to exercise the vested SARs.

•	He will be entitled to continuation of company-paid health insurance for one year to the extent we are then providing health insurance.
If we terminate Mr. Buker’s employment for cause, then he will be entitled to receive a cash payment equal to the total of his unpaid salary and unused vacation days. All SARs and restricted stock units, whether or not vested, will be forfeited and immediately canceled.
If we terminate Mr. Buker’s employment without cause, then he will be entitled to receive:
•	a cash payment equal to the total of —
•	his unpaid salary,

•	his unused vacation days,

•	his target incentive on a pro rata basis through the termination date,

•	one and one-half times his salary then in effect; and

•	one times his annual target incentive;
•	the ability to exercise any then vested options for up to 180 days after his termination date; and

•	continuation of company-paid health insurance for one year to the extent we are then providing health insurance.
If a change of control occurs, 50% (if the change of control occurs during the first twelve months of employment) or 100% (if it occurs later) of Mr. Buker’s SARs and restricted stock units will become immediately vested. In addition, if Mr. Buker is terminated without cause on a change of control or he terminates his employment for good reason on a change of control, then he will be entitled to receive the same compensation as if he had terminated his employment for good reason, except that his cash payment will include two (rather than one and one-half) times his salary then in effect and two (rather than one) times his annual target incentive.
If we terminate Mr. Buker due to his disability, then he will be entitled to receive:
•	a cash payment equal to the total of —
•	his unpaid salary,

•	his unused vacation days, and

•	his target incentive on a pro rata basis through the termination date;
•	settlement of any then vested restricted stock unit awards;

•	the immediate vesting of the next tranche of SARs that would have vested after the termination date; and

•	the ability to exercise any then vested SARs.
In this event, all of his unvested SARs and restricted stock units will be canceled.
Noncompetition Agreement. Mr. Buker agrees that he will not engage in competitive activities while employed and, in the event his employment is terminated voluntarily by him or without cause by us, for a period after his employment terminates equal to the longer of twelve months or the period during which he receives salary and benefits under the agreement.
Mr. Buker’s Retention Letter Agreement
On November 20, 2008, we entered into a letter agreement with Mr. Buker to induce him to remain in our employ if the Herrick family were to succeed in reasserting control over the company at the special meeting of shareholders to be held the following day. The principal terms of the letter agreement are:

•	Mr. Buker’s employment agreement was amended to make it clear, as the parties originally intended, that selection of a majority of the board of directors by a person conducting an election contest — as would have been the case if the Herricks had been successful in electing two directors at the special meeting of shareholders held November 21, 2008 — would be a “change of control” under the employment agreement, but the “single trigger” change of control protection that Mr. Buker had under his employment agreement would be changed to “double trigger” change of control protection. Thus, any change of control, in itself, would not give Mr. Buker good reason to resign and receive severance. If following such a change of control, however, Mr. Buker’s job responsibilities are materially changed or his employment is terminated without cause, he would be entitled to the severance payments set forth in the employment agreement under resignation for good reason or termination without cause.

•	We agreed to make cash retention payments to Mr. Buker in the amount of $500,000 on each of the 6-, 12-, and 18-month anniversaries of November 20, 2008 if, on each of those dates, his employment has not terminated for any reason. If his employment terminates for any reason before August 13, 2010, any retention payments he has received will be deducted from any termination payment to which he is entitled.

•	We awarded Mr. Buker $1.5 million of restricted stock units under our Long-Term Incentive Cash Award Plan, of which one-third vest and become payable on each of the 9-, 15- and 21-month anniversaries of November 20, 2008. Vesting and payment is contingent on his continuing to be employed on each vesting and payment date, except that all of the restricted stock units will vest and become payable if we terminate his employment without cause or if he resigns for good reason. This award is in addition to any annual awards to which Mr. Buker may be entitled.
Mr. Forman’s Severance Agreement
Mr. Forman’s employment terminated on July 31, 2008. We had previously entered into a change in control and severance agreement with him substantially identical to those we have with our current executive officers, as described below under “Change of Control and Severance Agreements with Other Executive Officers.” When his employment terminated, he became entitled to the benefits specified in the agreement.
Annual Incentive Plan
Our Annual Incentive Plan replaced our Key Employee Bonus Plan beginning in 2008. Under the plan, each participating executive is eligible to earn a cash incentive based on our and the executive’s performance during a given calendar year. Before or within the first 90 days of each year, the Compensation Committee determines:

•	performance measures and goals and a calculation methodology to be used for calculating a total company incentive pool for the year based on our performance;

•	the executives who will participate for that year;

•	a target incentive percentage for each participant; and

•	our performance and individual performance measures and goals to be used for determining each participant’s actual incentive percentage for the year and the methodology to be used for calculating his or her actual incentive percentage after the year is completed based on our actual performance and the participant’s actual performance relative to those performance measures and goals.
After the year is completed, each participant’s actual incentive percentage is computed on the basis of our actual performance and actual individual performance using the performance measures and goals and the calculation methodology established by the committee at the beginning of the year. Each participant then receives a cash incentive equal to his or her salary for the year multiplied by his or her actual incentive percentage as so calculated. The actual incentive percentage cannot exceed 200% of the participant’s target incentive percentage, and the total of all incentives under the plan for a given year cannot exceed the total company incentive pool for that year calculated in the manner prescribed by the Compensation Committee at the beginning of the year.
Performance measures used in determining the incentive of any participant subject to Section 162(m) of the Internal Revenue Code must consist only of performance measures specified for that purpose in the plan, and the incentive for any such participant for any year cannot exceed $3,000,000. Cash incentives paid under the plan cannot qualify as performance based for Section 162(m) purposes until the performance measures are approved by shareholders. We have not yet submitted the plan for shareholder approval because the Herricks advised us they would oppose it, and we believe that the potential benefits do not outweigh the cost and distraction of another dispute with the Herricks at this time.
Key Employee Bonus Plan
In April 2007, we adopted a Key Employee Bonus Plan providing for annual performance-based cash bonuses for key employees. The Key Employee Bonus Plan replaced our Management Incentive Plan, which had been in effect for several years and under which employees could receive both cash bonuses and restricted phantom shares of Class A common stock. The Key Employee Bonus Plan was only in effect for 2007. For 2008 and later years, we replaced it with the Annual Incentive Plan described above and the Long-Term Incentive Cash Award Plan described below.
Under the Key Employee Bonus Plan, in April 2007 we established a potential bonus amount and personalized 2007 goals for each participating employee. At the same time, we established three corporate goals for the year:
•	Compressor Group operating profit before interest, taxes and restructuring charges;

•	North American liquidity; and

•	Compressor Group revenue per employee.
Each participating employee’s actual bonus was computed on the basis of our 2007 results measured against these three corporate goals (20% each) and on achievement of his or her personal goals (40%). For the executive officers listed in the Summary Compensation Table, that computation resulted in the cash awards shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2007.
Management Incentive Plan
Under the Management Incentive Plan as implemented for 2006, our executive officers and other plan participants had the opportunity to earn awards valued at up to 80% of their 2006 salaries. Early in 2006, the Governance, Compensation, and Nominating Committee established two sets of criteria for awards that would be made to executive officers and other plan participants in 2007 based on 2006 performance, one for executives in the corporate office group, which included Mr. Nicholson (the only executive officer named in the Summary Compensation Table who participated in the plan), and another for business unit executives.
Under these criteria, executives in the corporate office group had the opportunity to earn:
•	phantom stock awards valued at up to 20% of salary based on company-wide return on equity, both in absolute terms and in relation to historical performance;

•	phantom stock awards valued at up to 40% of salary based on four functional metrics (achievement of purchase savings target, improvement in net days of accounts receivable less accounts payable, improvement in total cost of quality, and successful implementation of schedule Oracle go-live sites); and

•	cash awards of up to 20% of salary based on achievement of individual goals and objectives.
Applying the performance criteria established at the beginning of the year to the measures of actual 2006 performance resulted in the cash award to Mr. Nicholson shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2006 and no phantom stock award.
No phantom stock units awarded in previous years remained outstanding at the beginning of 2008.
Retirement Savings Plan Contributions
Our Retirement Savings Plan (a 401(k) plan) requires us to make annual contributions to each employee’s account in an amount computed by reference to federal income tax laws and regulations. In addition, we are using a portion of the funds that reverted to us on termination of our previous salaried retirement plan to make discretionary contributions during the seven-year period 2008 through 2014. Making these contributions results in more favorable federal income tax treatment for us with respect to the reversion than would otherwise be the case.

Outstanding Equity Awards
This table provides information about our named executive officers’ outstanding restricted stock unit and SARs under the Long-Term Incentive Cash Award Plan.
OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

	Option Awards(1)
	Number of	Number of				Stock Awards(2)
	Securities	Securities				Number of		Market Value
	Underlying	Underlying				Shares or		of Shares or
	Unexercised	Unexercised				Units of Stock		Units of Stock
	Options	Options		Option	Option	That Have		That Have
	(#)	(#)		Exercise Price	Expiration	Not Vested		Not Vested(3)
Name	Exercisable	Unexercisable		($)	Date	(#)		($)
Edwin L. Buker	108,334	216,668	(9)	$28.82	Aug. 13, 2014	61,125	(4)	$585,578
	-0-	49,472	(10)	$28.82	Mar. 4, 2015	61,125	(5)	$585,578
						89,552	(6)	$857,908
						26,023	(7)	$249,300
						61,125	(8)	$585,578
James S. Nicholson	-0-	7,718	(10)	$28.82	Mar. 4, 2015	4,060	(7)	$38,895
James Wainright	-0-	10,389	(10)	$28.82	Mar. 4, 2015	5,465	(7)	$52,355
Michael R. Forman	-0-	-0-				-0-

(1)	SARs, settleable only in cash, awarded under Long-Term Incentive Cash Award Plan. Each SAR is the economic equivalent of an option to purchase one Class A share.

(2)	Restricted stock units, settleable only in cash, awarded under Long-Term Incentive Cash Award Plan. Each unit is the economic equivalent of one Class A share.

(3)	Based on the closing price of one Class A shares on The Nasdaq Stock Market on the last trading day of 2008 ($9.58).

(4)	Restricted stock units vesting and payable on Aug. 20, 2009.

(5)	Restricted stock units vesting and payable on Feb. 10, 2010.

(6)	Restricted stock units vesting and payable on Aug. 13, 2010.

(7)	Restricted stock units vesting and payable on Mar. 4, 2011.

(8)	Restricted stock units vesting and payable on Aug. 20, 2011.

(9)	One-half become exercisable on Aug. 13, 2009 and remainder on Aug. 13, 2010.

(10)	One-third become exercisable on each of Mar. 4, 2009, Mar. 4, 2010 and Mar. 4, 2011.
Retirement Plans
Our retirement plan is a broad-based, noncontributory, tax-qualified defined benefit plan, and our supplemental retirement plan (commonly referred to as a SERP) is a nonqualified defined benefit plan covering certain executives. Both plans provide benefits in the event of normal ( i.e., at age 65), early, deferred or disability retirement. Upon a participant’s death, these plans provide a surviving spouse pension. Participants are vested after five years of credited service.
As of April 30, 2007 our previous qualified defined benefit plan was terminated and replaced with a new qualified defined benefit plan. The new plan provides two separately defined pension benefits. The first is a retirement benefit in the form of a lifetime pension that is actuarially equivalent to the lump sum value of 10.5% of the participant’s average base salary over the 60 months immediately before his or her retirement date, multiplied by years of credited service after April 30, 2007 (up to a maximum of 35 years in total, from both the terminated plan and the new plan) payable at age 65. The second retirement benefit under the new plan is a pension equal to the amount by which the benefit under the terminated plan would have been higher based on subsequent pay increases (without any additional service credits).
As of April 30, 2007 the SERP was frozen. Benefits accrued as of April 30, 2007 will be payable to participants upon retirement under the provisions of the plan. Of the current named executive officers, only Mr. Nicholson has accrued a benefit under the SERP.
The automatic form of benefit for a married participant under the qualified defined benefit plan is a joint and 55% survivor benefit. However, the participant, with the consent of his or her spouse, may elect to have his benefit paid in the form of an actuarially equivalent joint-and-75% or joint-and-100% survivor annuity or as a single-life annuity with 120 payments certain or as a single lump sum. The financial effect of these alternate payment forms on the amount of the participant’s monthly benefit payment depends upon the ages of the participant and his or her spouse. The automatic payment form for an unmarried participant is the single life annuity. Alternatively, the participant may elect to have his benefit paid in the form of an annuity with 120 payments certain or a single lump sum (qualified plan only). If the benefit is paid in the form of an annuity with 120 payments certain rather than a single life annuity, the monthly benefit will be reduced.
SERP benefits commence either on that first date on which Mr. Nicholson is entitled to commence a retirement or deferred benefit under the qualified defined benefit plan (whether or not he actually commences his defined benefit plan benefit at that time), or on that date on which he has a “separation from service” (as determined in accordance with Code Section 409A), whichever of those two dates is later, and is payable in one of the following three forms, whichever form applies to him, commencing on the later of those two dates:
•	if he is unmarried at the benefit commencement date, the benefits will be paid in the form of a single-life annuity;

•	if at the benefit commencement date he has attained age 55, has accrued 10 or more Years of Service under the qualified defined benefit plan and is married, the benefits will be paid in the form of a joint-and-surviving spouse annuity using the “95%-55%” formula found in the qualified defined benefit plan; or

•	if at the benefit commencement date he is married but does not meet the other criteria in the previous item above, the benefits shall be paid in the form of a joint-and-surviving spouse annuity using the “50% survivor option” formula found in qualified defined benefit plan.
The table below shows benefit information under the plans for each executive officer named in the Summary Compensation Table.

2008 PENSION BENEFITS TABLE

			Present Value of	Payments
		Number of Years	Accumulated	During Last
		Credited Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
Edwin L. Buker	Former Pension Plan	—	$—	$—
	New Pension Plan	1.4	21,689	—
James S. Nicholson	Former Pension Plan	5.2	$—	$68,899
	New Pension Plan	1.7	24,062	—
	Frozen SERP	5.2	5,450	—
James Wainright	Former Pension Plan	—	$—	$—
	New Pension Plan	1.3	18,466	—
Michael R. Forman	Former Pension Plan	17.2	$—	$363,050
	New Pension Plan	1.7	54,345	—
The material assumptions we used in computing the present values of pension benefits shown in the table above and the changes in pension value shown in the Summary Compensation Table were:
•	2008 discount rate: 6.25%

•	2008 mortality table: 2008 statutory annuitant and non-annuitant tables

•	2007 discount rate: 6.27%

•	2007 mortality table: RP-2000 Combined Healthy Table

•	No turnover
More information about the assumptions we used to calculate pension benefits is provided in note 6, “Pension and Other Postretirement Benefit Plans,” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

POTENTIAL PAYMENTS ON TERMINATION OR CHANGE IN CONTROL
Potential Payments on Specified Events Including Termination or Change in Control
Mr. Buker’s Employment Agreement
As described above under “Mr. Buker’s Employment Agreement,” his employment agreement, as amended, provides for payments and benefits of various types if his employment terminates in specified circumstances.
Change in Control and Severance Agreements with Other Executive Officers
We have entered into change in control and severance agreements with some of our executives, including all current executive officers named in the Summary Compensation Table other than Mr. Buker. All of the agreements are substantially identical. Among other things, each provides for the following payments and benefits if the executive’s employment terminates in the circumstances described:
•	Voluntary termination without good reason on change in control:
•	cash payment equal to the sum of —
•	accrued but unpaid salary, and

•	unused vacation days;
•	ability to exercise any vested SARs for period of 180 days; and

•	all unvested SAR and restricted stock unit awards canceled.
•	Involuntary termination without cause:
•	cash payment equal to the sum of —
•	accrued but unpaid salary,

•	unused vacation days,

•	one year’s base salary (paid in installments over twelve-month period), and

•	one times executive’s then applicable annual target incentive under Annual Incentive Plan (paid at same time other incentives paid);
•	ability to exercise any vested SARs for period of 180 days;

•	all unvested SAR and restricted stock unit awards canceled; and

•	one year of medical insurance coverage for executive and family.
•	Involuntary termination without cause following change in control, or voluntary termination for good reason following change in control:

•	cash payment equal to the sum of —
•	accrued but unpaid salary,

•	unused vacation days,

•	one year’s base salary (paid in lump sum), and

•	one times executive’s then applicable annual target incentive under Annual Incentive Plan (paid in lump sum);
•	immediate vesting of 100% of existing SAR and restricted stock unit awards;

•	ability to exercise vested SARs for period of 180 days; and

•	one year of medical insurance coverage for executive and family.
•	Involuntary termination with cause:
•	cash payment equal to the sum of —
•	accrued but unpaid salary, and

•	unused vacation days; and
•	all unvested SAR and restricted stock unit awards, and all vested but unexercised SARs, canceled.
•	Termination on disability:
•	cash payment equal to the sum of —
•	accrued but unpaid salary,

•	unused vacation days,

•	pro rata portion of executive’s then applicable annual target incentive under Annual Incentive Plan (paid in lump sum);
•	immediate vesting of next tranche of any SAR or restricted stock unit award that would have vested after termination date;

•	ability to exercise vested SARs in accordance with their terms; and

•	one year of medical insurance coverage for executive and family.
•	Special termination:
•	Applies if —

•	the executive is terminated without cause within one year following the election of any individual as a director between November 1, 2008 and the date of our 2010 shareholders meeting, as a result of an actual or threatened proxy or consent solicitation or otherwise by or on behalf of any person other than the board, including by reason of any agreement intended to avoid or settle such an election contest,

•	following that election at least a majority of the directors on the board would have been nominated, appointed, or otherwise selected by the person who solicited proxies or consents in connection with the election contest or that person’s affiliates, and

•	either in connection with the election contest or under an agreement intended to avoid or settle an election contest, and during the one-year period following the election, the Chief Executive Officer immediately before the election contest is no longer employed by us (other than as a result of us terminating the Chief Executive Officer for cause).
•	If the special termination provision applies, the executive will be entitled to the same payments described above under “Involuntary termination without cause following change of control, or voluntary termination for good reason following change of control.”
Each agreement has a three-year term and will renew automatically for successive three-year terms unless we give the executive notice of non-renewal at least 60 days before the scheduled expiration date. Each agreement contains confidentiality, noncompetition, and non-disparagement provisions.
Retention Bonus Letter Agreements
On November 12, 2008, we entered into retention bonus letter agreements with some of our executives, including Mr. Nicholson and Mr. Wainright. Under each retention bonus letter agreement:
•	We will pay the executive a retention bonus in an amount equal to one year’s base salary if —
•	at any time during the term of the agreement (which ends twelve months after the date of our 2010 shareholders meeting) our current Chief Executive Officer, Mr. Buker, is no longer employed by us (other than as a result of his death, disability, or termination for cause under the terms of his employment agreement), and

•	the executive is employed by us on the one-year anniversary of Mr. Buker’s termination.

•	If, during the term of the agreement and after Mr. Buker is no longer employed by us (other than as a result of his death, disability, or termination for cause under the terms of his employment agreement), the executive’s employment is terminated by us without cause (as defined) or by him with good reason (as defined), the executive will be entitled to —
•	a retention severance benefit of six months of his base salary in addition to any severance payments he is entitled to under any other severance arrangement he has with us,

•	full vesting of all outstanding awards under our Long-Term Cash Incentive Plan, and

•	the lesser of 180 days from the date of his termination or the expiration of the term of the award to exercise any outstanding awards under the Long-Term Cash Incentive Plan.
Hypothetical Termination Benefits Tables
The tables below show the estimated amounts of benefits each current executive officer named in the Summary Compensation Table would have received under the applicable agreement if his employment had terminated on December 31, 2008 in various circumstances.
HYPOTHETICAL DECEMBER 31, 2008 TERMINATION BENEFITS
PAYABLE TO MR. BUKER UNDER EMPLOYMENT AGREEMENT

						Value of
				Value of	Value of	Unvested
			Cost of One	Vested,	Unvested SARs	Restricted Stock
			Year of Medical	Unexercised	Vesting on	Units Vesting on
Type of Termination	Cash Payment		Insurance	SARs(1)	Termination(1)	Termination(1)	Total
Voluntary, without good reason (whether or not there is a change in control)	$-0-		n/a	$-0-	n/a	n/a	$-0-
Voluntary, with good reason (no change in control)	$1,875,000	(2)	$7,022	$-0-	$-0-	$2,863,941	$4,745,963
Involuntary, for cause	$-0-		n/a	n/a	n/a	n/a	$-0-
Involuntary, without cause (no change in control)	$1,875,000	(2)	$7,022	$-0-	n/a	n/a	$1,822,022
Involuntary, without cause, on change in control	$3,000,000	(3)	7,022	$-0-	$-0-	$2,863,941	$5,870,963
Voluntary, with good reason, on change in control	$3,000,000	(3)	$7,022	$-0-	$-0-	$2,863,941	$5,870,963
Disability	$-0-		n/a	$-0-	$-0-	n/a	$-0-

(1)	Amounts in these columns are computed based on the closing price of our Class A shares on the last trading day of 2008 ($9.58 per share) and, in the case of SARs, the strike price of $28.82 per share.

(2)	1.5 times then current salary ($750,000) plus 1.0 times 2008 target incentive ($750,000).

(3)	2.0 times then current salary ($750,000) plus 2.0 times 2008 target incentive ($750,000).
HYPOTHETICAL DECEMBER 31, 2008 TERMINATION BENEFITS
PAYABLE TO MR. NICHOLSON UNDER CHANGE OF CONTROL
AND SEVERANCE AGREEMENT

						Value of
				Value of	Value of	Unvested
			Cost of One	Vested,	Unvested SARs	Restricted Stock
			Year of Medical	Unexercised	Vesting on	Units Vesting on
Type of Termination	Cash Payment		Insurance	SARs	Termination	Termination	Total
Voluntary, without good reason, on change in control	$-0-		n/a	$-0-	n/a	n/a	$-0-
Involuntary, without cause (Mr. Buker still employed or no longer employed due to death, disability, or termination for cause)	$520,000	(1)	$8,966	$-0-	n/a	n/a	$528,966
Involuntary, without cause (Mr. Buker no longer employed except due to death, disability, or termination for cause)	$682,500	(2)	$8,966	$-0-	n/a	n/a	$691,466
Involuntary, without cause, following change in control; or voluntary, for good reason, following change in control; or “special termination” as described above (Mr. Buker still employed or no longer employed due to death, disability, or termination for cause)	$520,000	(1)	$8,966	$-0-	$-0-	$38,895	$567,861

Value of
				Value of	Value of	Unvested
			Cost of One	Vested,	Unvested SARs	Restricted Stock
			Year of Medical	Unexercised	Vesting on	Units Vesting on
Type of Termination	Cash Payment		Insurance	SARs	Termination	Termination	Total
Involuntary, without cause, following change in control; or voluntary, for good reason, following change in control; or “special termination” as described above (Mr. Buker no longer employed except due to death, disability, or termination for cause)	$682,500	(2)	$8,966	$-0-	$-0-	$38,895	$730,361
Involuntary, with cause	$-0-		n/a	n/a	n/a	n/a	$-0-
Disability	$-0-		$8,966	$-0-	n/a	n/a	$8,966

(1)	1.0 times then current salary ($325,000) plus 1.0 times 2008 target incentive $195,000).

(2)	1.5 times then current salary ($325,000) plus 1.0 times 2008 target incentive $195,000).
HYPOTHETICAL DECEMBER 31, 2008 TERMINATION BENEFITS
PAYABLE TO MR. WAINRIGHT UNDER CHANGE OF CONTROL
AND SEVERANCE AGREEMENT

						Value of
				Value of	Value of	Unvested
			Cost of One	Vested,	Unvested SARs	Restricted Stock
			Year of Medical	Unexercised	Vesting on	Units Vesting on
Type of Termination	Cash Payment		Insurance	SARs	Termination	Termination	Total
Voluntary, without good reason, on change in control	$-0-		n/a	$-0-	n/a	n/a	$-0-
Involuntary, without cause (Mr. Buker still employed or no longer employed due to death, disability, or termination for cause)	$700,000	(1)	$8,584	$-0-	n/a	n/a	$708,584
Involuntary, without cause (Mr. Buker no longer employed except due to death, disability, or termination for cause)	$900,000	(2)	$8,584	$-0-	n/a	n/a	$908,584
Involuntary, without cause, following change in control; or voluntary, for good reason, following change in control; or “special termination” as described above (Mr. Buker still employed or no longer employed due to death, disability, or termination for cause)	$700,000	(1)	$8,584	$-0-	$-0-	$52,355	$760,939

Value of
				Value of	Value of	Unvested
			Cost of One	Vested,	Unvested SARs	Restricted Stock
			Year of Medical	Unexercised	Vesting on	Units Vesting on
Type of Termination	Cash Payment		Insurance	SARs	Termination	Termination	Total
Involuntary, without cause, following change in control; or voluntary, for good reason, following change in control; or “special termination” as described above (Mr. Buker no longer employed except due to death, disability, or termination for cause)	$900,000	(2)	$8,584	$-0-	$-0-	$52,355	$960,939
Involuntary, with cause	$-0-		n/a	n/a	n/a	n/a	$-0-
Disability	$-0-		$8,584	$-0-	n/a	n/a	$8,584

(1)	1.0 times then current salary ($400,000) plus 1.0 times 2008 target incentive $300,000).

(2)	1.5 times then current salary ($400,000) plus 1.0 times 2008 target incentive $300,000).
Director Compensation
We do not pay employees any separate compensation for serving as directors. We reimburse all directors for reasonable travel expenses.
The annual retainer fee for non-employee directors is $80,000, payable one-half in cash and one-half in deferred stock units. Our Lead Director is entitled to an additional annual retainer fee of $20,000, payable one-half in cash and one-half in deferred stock units. Chairs and members of the following committees are entitled to the following additional annual cash retainer fees:

Audit Committee:
Chair	$20,000
Other members	$10,000
Other standing committees:
Chair	$10,000
Other members	$5,000
We will not pay meeting fees for up to ten board meetings per calendar year and up to six meetings of each committee per calendar year. If a non-employee director attends more than ten board meetings in a calendar year, he or she will receive a cash meeting fee in the amount of $1,500 for each meeting attended in excess of ten. If a non-employee director who is a member of a standing committee attends more than six meetings of that committee in a calendar year, he or she will receive a cash meeting fee in the amount of $1,500 for each meeting of the committee attended in excess of six.
The deferred stock units are awarded under our Outside Directors’ Deferred Stock Unit Plan. Effective on January 1 of each year, each non-employee director then in office receives an allocation of deferred stock units under the plan in a dollar amount equal to one-half of his or her annual retainer fee, as specified above. A new non-employee director who takes office after January 1 receives a pro rata allocation of deferred stock units. In each case, the number of deferred stock units is determined by dividing the dollar amount the director is entitled to receive by the average of the high and low sale prices for a share of our Class A stock on the last trading day before the allocation date. If dividends are paid on the Class A stock, each non-employee director’s account under the plan will be credited with a number of additional deferred stock units having a corresponding value based on the then current market value of the stock. Each award under the plan is fully vested when made, except that a director will forfeit his or her account if the director’s service on the Board is terminated, voluntarily or otherwise, for any “reason,” as defined in the plan. We will pay out the deferred stock units in a director’s account in cash, based on the then current market value of the Class A stock, promptly after he or she ceases to be a non-employee director for any reason.
Deferred Compensation Plan
Our non-employee directors can elect to defer receipt of a portion of their retainers and meeting fees under our Outside Directors’ Voluntary Deferred Compensation Plan. The plan provides that deferred amounts are to be recorded in bookkeeping accounts we maintain and that the amount in each account will be adjusted from time to time to reflect the results of a hypothetical investment in our Class A shares or based on the current yield of the Dow Jones Corporate Bond Index, as selected by the director. Amounts payable to directors under the plan are general unsecured claims against us. No director had any balance in an account under the plan at any time during 2008.
Director Compensation Table
The table below shows the compensation received by each director who served during 2008 other than Edwin L. Buker, whose compensation for service as director is fully reflected in the Summary Compensation Table and other executive compensation information provided above.
2008 DIRECTOR COMPENSATION TABLE

	Fees Earned
	or Paid	Stock
	in Cash(1)	Awards(2)	Total
Name	($)	($)	($)
William E. Aziz	$106,500	$40,000	$146,500
Peter M. Banks	$87,000	$40,000	$127,000
Kent B. Herrick	$64,500	$40,000	$104,500
Steve J. Lebowski	$88,000	$40,000	$128,000
Jeffry N. Quinn	$92,500	$40,000	$132,500
David M. Risley	$131,000	$50,000	$181,000

(1)	Retainer and meeting fees paid in cash

(2)	Retainer fees paid in deferred stock units under Outside Directors’ Deferred Stock Unit Plan, valued at amount recognized for financial statement reporting purposes. The deferred stock unit grants are made on January 1 of each year, and the grant date fair value is the number of units multiplied by the closing price of our Class A Common Stock on the last trading day of the preceding year, which was $23,375 on December 31, 2008. The directors had the following numbers of deferred stock units outstanding at 2008 year-end; Mr. Aziz (1,711.2299), Dr., Banks (1,711.2299), Mr. Herrick (1,711.2299), Mr. Lebowski (1,711.2299), Mr. Quinn (1,711.2299), and Mr. Risley (2,139.0374). In addition, at December 31, 2008, the following directors had the following numbers of phantom shares of Class A Common Stock outstanding under our now-discontinued Director Retention Phantom Stock Plan: Dr. Banks (883.9148) and Mr. Risley (851.4721).
Compensation Committee Interlocks and Insider Participation
Messrs. Jeffry N. Quinn (Chairman), David M. Risley and Steve J. Lebowski served on the Compensation Committee for the duration of the 2008 fiscal year. No one who served on the Compensation Committee in 2008 is or ever has been an officer or employee of Tecumseh Products Company or any of our subsidiaries. None of our executive officers has served on the board or compensation committee (or other committee serving an equivalent function) of any other entity of which executive officers have served on our board or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
This table shows the shares of Class B Common Stock held by persons or groups we know to be beneficial owners of more than 5% of the class. We obtained all of the information in the table from Schedules 13D and 13G filed with the SEC. Unless otherwise indicated, the information is as of December 31, 2008.

	Amount and Nature of Beneficial Ownership
	Sole	Sole	Shared	Shared		Percent
	Voting	Investment	Voting	Investment		of
	Power	Power	Power	Power	Total	Class
Todd W. Herrick (1) 3970 Peninsula Drive Petoskey, MI 49770	21,906	21,906	1,657,539	1,657,539	1,679,445	33.1%

Toni L. Herrick (2) 7028 Foxmoor Court E P.O. Box 19555 Kalamazoo, MI 49009			888,113	888,113	888,113	17.5%

Herrick Foundation c/o Michael Indenbaum 2290 First National Bldg. 660 Woodward Ave. Detroit, MI 48226	769,426	769,426			769,426	15.2%

Tricap Partners II L.P. Brookfield Place Suite 300 181 Bay Street P.O. Box 762 Toronto, Ont. M5J 2T3	500,000	500,000			500,000	9.8%

Scott L. Barbee (3) 1100 North Glebe Road Suite 1040 Arlington, VA 22201	486,576	486,576			486,576	9.6%

Donald Smith & Co., Inc. 152 W. 57th St. New York, NY 10019	368,496	422,858			422,858	8.3%

Franklin Resources, Inc. (4) One Franklin Parkway San Mateo, CA 94403	322,799	322,799			322,799	6.4%

John H. Reilly, Jr. (5) c/o United Refrigeration, Inc. 11401 Roosevelt Blvd. Philadelphia, PA 19154	372,006	372,006			372,006	7.3%

(1)	Todd W. Herrick is one of three members of the board of trustees of the Herrick Foundation. The other two are Kent B. Herrick and Michael A. Indenbaum. Mr. Herrick is also one of four trustees of family trusts for the benefit of himself, his sister, Toni L. Herrick, and their descendants. The other three trustees are Toni M. Herrick, Michael A. Indenbaum and National City Bank. Under the terms of the trust documents, as amended, Mr. Indenbaum and National City Bank possess no voting or investment power over the trusts’ shares. The shares for which Mr. Herrick is shown as having shared voting and investment power consist of 769,426 shares owned by the Herrick Foundation and 888,113 shares owned by the Herrick family trusts. The information about Mr. Herrick’s beneficial ownership is based on a Schedule 13D amendment he filed on February 20, 2009.

(2)	The shares for which Toni L. Herrick is shown as having shared voting and investment power consist of the 888,113 shares owned by the Herrick family trusts described in note (1). The information about Ms. Herrick’s beneficial ownership is based on a Schedule 13D amendment she and Todd W. Herrick filed jointly on March 10, 2008.

(3)	The Schedule 13G filed by Scott L. Barbee was a joint filing with Aegis Financial. Mr. Barbee reported sole voting and investment power over all the shares shown in the table, and Aegis Financial Corporation reported having sole voting and investment power over 472,576 shares.

(4)	The Schedule 13G filed by Franklin Resources, Inc. was a joint filing with its affiliates, Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisory Services, LLC. It was last amended on February 13, 2006.

(5)	Mr. Reilly reported this beneficial ownership in a Schedule 13D amendment filed March 4, 2009.

Management’s Beneficial Ownership
The table below shows the Class A and Class B shares beneficially owned by each of our current directors and director nominees, each executive officer named in the Summary Compensation Table, and all current directors and executive officers as a group.

Shares Beneficially Owned as of March 26, 2009
Sole Voting
	Class of	and	Shared Voting
	Common	Investment	and Investment
	Stock	Power	Power	Total	Percentage
	Class B	21,333	-0-	21,333	*
Edwin L. Buker	Class A	-0-	-0-	-0-	-0-

	Class B	-0-	-0-	-0-	-0-
William E. Aziz	Class A	-0-	-0-	-0-	-0-

	Class B	-0-	-0-	-0-	-0-
Peter M. Banks	Class A	-0-	-0-	-0-	-0-

	Class B	-0-	-0-	-0-	-0-
Kent B. Herrick	Class A	-0-	-0-	-0-	-0-

	Class B	-0-	-0-	-0-	-0-
Steven J. Lebowski	Class A	-0-	-0-	-0-	-0-

	Class B	-0-	-0-	-0-	-0-
Jeffry N. Quinn	Class A	-0-	-0-	-0-	-0-

	Class B	-0-	-0-	-0-	-0-
David M. Risley	Class A	1,200	-0-	1,200	*

	Class B	1,200	-0-	1,200	*
James S. Nicholson	Class A	800	-0-	800	*

	Class B	200	-0-	200	*
James Wainright	Class A	-0-	-0-	-0-	-0-

	Class B	-0-	-0-	-0-	-0-
Leonard M. Anthony	Class A	-0-	-0-	-0-	-0-

	Class B	-0-	-0-	-0-	-0-
David A. Bloss	Class A	-0-	-0-	-0-	-0-

	Class B	-0-	-0-	-0-	-0-
Greg C. Smith	Class A	-0-	-0-	-0-	-0-

All current directors and current executive officers as a group (9 persons)	Class B	22,733	-0-	22,733	*
	Class A	2,000	-0-	2,000	*

*	less than 1%

No information is required to be reported pursuant to Item 201(d) of Regulation S-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
The board recognizes that related person transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and has determined that the Audit Committee is best suited to review and approve related person transactions. Our Audit Committee’s charter requires it to review, on an ongoing basis, related party transactions required to be disclosed in our public filings for potential conflict of interest situations and requires all such transactions to be approved by the committee or another independent body of the board. The related party transactions described below have been reviewed and approved by the Audit Committee or another independent body of the board.
John H. Reilly is the non-executive-Chairman of the Board of United Refrigeration Inc., one of the largest distributors of refrigeration, air conditioning and heating parts and equipment worldwide. On March 4, 2009, Mr. Reilly filed a Schedule 13D amendment, indicating that, at that time, he was a beneficial owner of 7.3% of the outstanding shares of our Class B Common Stock (which, according to a filing he made on February 12, 2009, had previously been 6.3% of the outstanding shares of our Class B Common Stock). During 2008, in the ordinary course of business and prior to Mr. Reilly becoming a beneficial holder of more than 5% of the outstanding shares of our Class B Common Stock, sales to United Refrigeration, Inc. and its affiliates amounted to approximately $16.5 million, or approximately 1.7% of our consolidated sales. In 2009, as of March 6, 2009, prior to Mr. Reilly’s becoming a beneficial holder of more than 5% of the outstanding shares of our Class B Common Stock, sales to United Refrigeration, Inc. and its affiliates amounted to approximately $1.2 million, with an additional $0.5 million sales coming after his becoming a beneficial holder of more than 5% of the outstanding shares of our Class B Common Stock.
Board Independence
We determine director independence by applying the definition of independence contained in the applicable rules of The NASDAQ Market LLC, both for purposes of NASDAQ’s rule requiring that a majority of the board consist of independent directors and its rules requiring the Audit Committee, Governance and Nominating Committee and Compensation Committee to be made up entirely of independent directors. Applying that definition, the board determined as follows:
•	William E. Aziz, Peter M. Banks, Steve J. Lebowski, Jeffry N. Quinn and David M. Risley, each a current director, are each independent directors.

•	Neither Edwin L. Buker nor Kent B. Herrick is an independent director.
•	Mr. Buker is our Chief Executive Officer and President.

•	Mr. Herrick is a member of the board of trustees and a paid employee of the Herrick Foundation. Subsequent to his removal from all management positions of the company, he was appointed to the board pursuant to an agreement settling litigation commenced earlier that year by the Herrick Foundation and his father, Todd W. Herrick, against the company and three of our directors.
•	Leonard Anthony, David Bloss, and Greg Smith, if elected at our 2009 annual meeting of shareholders, will each be independent directors.
There were no transactions, relationships or arrangements considered by the board under the NASDAQ independence definition in determining the independence of the directors and nominees identified above as independent.
All directors who are or at any time during 2008 were members of the Audit Committee, the Compensation Committee, or the Governance and Nominating Committee were independent throughout their respective periods of service on those committees.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The table below shows the fees billed to us for the last two fiscal years by PricewaterhouseCoopers LLP, our independent registered public accounting firm until April 16, 2007, and by Grant Thornton LLP, our independent registered public accounting firm since April 16, 2007. All of the services were performed under engagements approved by our Audit Committee before we entered into them. The fees included in the Audit category are fees billed for the fiscal years for the audit of our annual consolidated financial statements included in this Annual Report on Form 10-K and review of our consolidated financial statements included in Forms 10-Q and related matters within that category. The fees included in each of the other categories are fees billed in the fiscal years.

	PricewaterhouseCoopers LLP		Grant Thornton LLP
	2007	2008	2007	2008
Audit fees	$113,500	$105,215	$1,446,000	$1,879,489
Audit-related fees	—	—	—	—
Tax fees	—	—	—	—
All other fees	—	—	—	—
Total	$113,500	$105,215	$1,446,000	$1,879,489
Audit fees were for professional services rendered for the audits of our consolidated financial statements, quarterly reviews of the financial statements included in our quarterly reports on Form 10-Q, for auditing our internal controls, and assistance with and review of documents we filed with the SEC.
Audit-related fees were for foreign pension and other regulatory services.
Tax fees were for services related to U.S. customs law and foreign tax compliance and consulting services.
All other fees were for software licensing fees for accounting research software.

The Audit Committee’s current policy provides the committee (or its chairman) with the sole authority to pre-approve all audit engagement fees and terms. In addition, the committee (or its chairman) has the authority to pre-approve any audit-related and non-audit services provided to us by our outside auditor.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (1) and (2) Financial Statements
          See “Financial Statements” in Annual Report on Form 10-K filed March 16, 2009
     (3) See Index to Exhibits below
          Exhibits

Exhibit
No.	Description

2.1	Purchase Agreement dated as of July 3, 2007 among Regal Beloit Corporation, Tecumseh Products Company, Fasco Industries, Inc., and Motores Fasco de Mexico, S. de R.L. de C.V. (incorporated by reference to Exhibit 2 to registrant’s Current Report on Form 8-K filed September 7, 2007, File No. 0-452) [NOTE: Schedules, annexes, and exhibits are omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule, annex, or exhibit to the Securities and Exchange Commission upon request.]

2.2	Purchase Agreement dated as of October 22, 2007 by and between Snowstorm Acquisition Corporation and Tecumseh Products Company (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 0-452) [NOTE: Schedules, annexes, and exhibits are omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule, annex, or exhibit to the Securities and Exchange Commission upon request.]

2.3	Contribution and Purchase Agreement dated as of November 1, 2007 among Tecumseh Products Company, Von Weise USA, Inc., Specialty Motors Operations, Inc., and Specialty Motors Holding Corp. (incorporated by reference to Exhibit 2.3 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-452) [NOTE: Schedules, annexes, and exhibits are omitted. The registrant agrees to furnish supplementally a copy of any omitted schedule, annex, or exhibit to the Securities and Exchange Commission upon request.]

2.4	Stock purchase agreement between Tecumseh Products Company and MP Pumps Acquisition Corp. dated as of June 30, 2008 (incorporated by reference to Exhibit 2 to registrant’s Current Report on Form 8-K filed July 7, 2008, File No. 0-452)

3.1	Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (3) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-452)

Exhibit
No.	Description

3.2	Certificate of Amendment to the Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit B-5 to registrant’s Form 8 Amendment No. 1 dated April 22, 1992 to Form 10 Registration Statement dated April 24, 1965, File No. 0-452)

3.3	Certificate of Amendment to the Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (4) to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-452)

3.4	Amended and Restated Bylaws of Tecumseh Products Company as amended through December 4, 2008 (incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed December 5, 2008, File No. 0-452)

4.1	Credit Agreement dated as of March 20, 2008 among Tecumseh Products Company, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 0-452)

4.2	First Amendment to the Credit Agreement dated as of June 16, 2008 (filed as exhibit to Annual Report on Form 10-K filed March 16, 2009)

4.3	Second Amendment to the Credit Agreement dated as of January 30, 2009 (filed as exhibit to Annual Report on Form 10-K filed March 16, 2009)

Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Commission upon request.

9	Not applicable

10.1	Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated April 22, 1992 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, File No. 0-452)

10.2	Amendment No. 1 to Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 2 dated October 2, 1992 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, File No.
0-452)

10.3	Amendment No. 2 to Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A/A Amendment No. 3 dated June 22, 1993 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, File No.
0-452)

Exhibit
No.	Description

10.4	Amendment No. 3 to Amended and Restated Class B Rights Agreement (incorporated by reference to Exhibit 4.2 to registrant’s Current Report on Form 8-K as filed August 26, 1999, File No. 0-452)

10.5	Amendment No. 4 to Amended and Restated Class B Rights Agreement, dated as of August 22, 2001, between Tecumseh Products Company and State Street Bank and Trust Company, N.A., as successor Class B Rights Agent (incorporated by reference to Exhibit 4.4 to Form 8-A/A Amendment No. 5 dated September 19, 2001 to Form 8-A registering Common Stock Purchase Rights dated January 23, 1991, File No. 0-452)

10.6	Amendment No. 5 to Amended and Restated Class B Rights Agreement, dated as of July 15, 2002, between Tecumseh products Company, State Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class B Rights Agent (incorporated by reference to Exhibit 10.6 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

10.7	Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, File No. 0-452)

10.8	Amendment No. 1 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8 Amendment No. 1 dated October 2, 1992 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, File No. 0-452)

10.9	Amendment No. 2 to Class A Rights Agreement (incorporated by reference to Exhibit 4 to Form 8-A/A Amendment No. 2 dated June 22, 1993 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, File No. 0-452)

10.10	Amendment No. 3 to Class A Rights Agreement (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K filed August 26, 1999, File No. 0-452)

10.11	Amendment No. 4 to Class A Rights Agreement dated as of August 22, 2001, between Tecumseh products Company and State Street Bank and Trust Company, N.A., as successor Class A Rights Agent (incorporated by reference to Exhibit 4.4 to Form 8-A/A Amendment No. 4 dated September 19, 2001 to Form 8-A registering Class A Common Stock Purchase Rights dated April 22, 1992, File No. 0-452)

10.12	Amendment No. 5 to Class A Rights Agreement, dated as of July 15, 2002, between Tecumseh products Company, State Street Bank and Trust Company, N.A. as the existing agent, and Equiserve Trust Company, N.A. as successor Class A Rights Agent (incorporated by reference to Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

Exhibit
No.	Description

10.13	Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-452)

10.14	Key employee bonus plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 16, 2007, File No. 0-452)

10.15	Annual Incentive Plan adopted December 17, 2007 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K For the year ended December 31, 2007, File No. 0-452)

10.16	Long-Term Term Incentive Cash Award Plan adopted March 4, 2008 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.17	Form of Award Agreement (Phantom Shares) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.18	Form of Award Agreement (SARs) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No.
0-452)

10.19	Amended and Restated Supplemental Retirement Plan, as amended and restated on December 19, 2008, effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (filed as exhibit to Annual Report on Form 10-K filed March 16, 2009)

10.20	Outside Directors’ Voluntary Deferred Compensation Plan adopted November 25, 1998 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(k) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 0-452)

10.21	Amendment No. 1 to Outside Directors’ Voluntary Deferred Compensation Plan adopted August 28, 2002 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.21 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-452)

10.22	Executive Deferred Compensation Plan adopted on March 29, 2006, effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-452)

Exhibit
No.	Description

10.23	Amendment dated December 19, 2008, effective as of January 1, 2005, to Executive Deferred Compensation Plan (management contract or compensatory plan or arrangement) (filed as exhibit to Annual Report on Form 10-K filed March 16, 2009)

10.24	Director Retention Phantom Share Plan as amended and restated on March 29, 2006 effective as of January 1, 2005 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-452)

10.25	Amendment dated December 19, 2008, effective as of January 1, 2005, to Director Retention Phantom Share Plan (management contract or compensatory plan or arrangement) (filed as exhibit to Annual Report on Form 10-K filed March 16, 2009)

10.26	Outside Directors’ Deferred Stock Unit Plan adopted December 17, 2007 effective as of January 1, 2008 (management contract or compensatory plan or arrangement)

10.27	Employment Agreement dated as of August 1, 2007 with Edwin L. Buker (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed August 6, 2007, File No.
0-452)

10.28	First Amendment dated as of March 4, 2008 to Employment Agreement dated as of August 1, 2007 with Edwin L. Buker (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.4 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.29	December 2008 Amendment dated as of December 22, 2008 to Employment Agreement with Edwin L. Buker (management contract or compensatory plan or arrangement) (filed as exhibit to Annual Report on Form 10-K filed March 16, 2009)

10.30	Letter agreement dated November 20, 2008 with Edwin L. Buker (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed November 26, 2008, File No. 0-452)

10.31	Letter dated September 17, 2007 and accompanying term sheet setting forth terms of employment of James Wainright (management contract or compensatory plan or arrangement)

Exhibit
No.	Description

10.32	Form of retention bonus letter agreement (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed November 18, 2008, File No. 0-452). The registrant has entered into agreements substantially in this form with several of its executives, including the following executive officers named in the Summary Compensation Table in the registrant’s proxy statement for its 2009 annual meeting of shareholders: James S. Nicholson and James Wainright.

10.33	Form of Amended and Restated Change in Control and Severance Agreement (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.5 to registrant’s Current Report on Form 8-K filed November 18, 2008, File No. 0-452). The registrant has entered into agreements substantially in this form with several of its executives, including the following executive officers named in the Summary Compensation Table in the registrant’s proxy statement for its 2009 annual meeting of shareholders: James S. Nicholson and James Wainright.

10.34	Liability Transfer and Assumption Agreement for Sheboygan River and Harbor Superfund Site dated March 25, 2003, by and between Tecumseh Products Company and Pollution Risk Services, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 9, 2003, File No. 0-452)

10.35	Consent Order entered into on December 9, 2004 with Wisconsin Department of Natural Resources and TRC Companies, Inc. (incorporated by reference to Exhibit 10.26 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.36	Exit Strategy Agreement dated December 29, 2004 with TRC Companies, Inc. (incorporated by reference to Exhibit 10.27 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.37	Stock Purchase Agreement dated as of March 17, 2006 between Tecumseh Products Company and Franklin Electric Co, Inc. relating to Little Giant Pump Company (schedules and exhibits omitted) (incorporated by reference to Exhibit 10-1 to registrant’s Current Report on Form 8-K filed March 21, 2006, File No. 0-452)

10.38	Out-of-Court Restructuring Agreement dated November 21, 2006 among Tecumseh Products Company, Tecumseh Power Company, TMT Motoco do Brasil, Ltda., and the banks named therein (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 0-452)

10.37	Agreement with AP Services, LLC and AlixPartners, LLP dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed December 14, 2006, File No. 0-452)

Exhibit
No.	Description

10.38	First addendum dated January 19, 2007 to agreement with AP Services, LLC dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed January 25, 2007, File No. 0-452)

10.39	Settlement and Release Agreement dated as of April 2, 2007 among Tecumseh Products Company; Herrick Foundation; Todd W. Herrick and Toni Herrick, each in their capacity as trustee for specified Herrick family trusts; Todd W. Herrick, Kent B. Herrick, and Michael Indenbaum, each in their capacity as members of the Board of Trustees of Herrick Foundation; Todd W. Herrick, Kent B. Herrick, Michael Indenbaum, and Toni Herrick, each in their individual capacities; and Albert A. Koch, Peter Banks, and David M. Risley, each in their capacity as directors of Tecumseh Products Company (incorporated by reference to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

10.40	Order Regarding a Special Meeting of Shareholders entered by the Circuit Court for the County of Lenawee, Michigan on August 11, 2008 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed August 13, 2008, File No. 0-452)

10.41	Warrant to Purchase Class A Common Stock of Tecumseh Products Company issued to Tricap Partners II L.P. on April 9, 2007 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

10.42	Registration Rights Agreement dated as of April 9, 2007 between Tecumseh Products Company and Tricap Partners II L.P. (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

11	Not applicable

12	Not applicable

13	Not applicable

14	Not applicable

16	Not applicable

18	Not applicable

21	Subsidiaries of the Company (filed as exhibit to Annual Report on Form 10-K filed March 16, 2009)

22	Not applicable

23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP (filed as exhibit to Annual Report on Form 10-K filed March 16, 2009)

Exhibit
No.	Description

23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP (filed as exhibit to Annual Report on Form 10-K filed March 16, 2009)

24	Power of Attorney (filed as exhibit to Annual Report on Form 10-K filed March 16, 2009)

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

33	Not applicable

34	Not applicable

35	Not applicable

99	Not applicable

100	Not applicable

*	Filed herewith
Financial Statement Schedules
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY
Date: April 30, 2009	By	/s/ James S. Nicholson
James S. Nicholson
Vice President, Treasurer and Chief Financial Officer