Form 10-Q
period 2009-03-31
TECUMSEH PRODUCTS CO
filed 2009-05-11
CIK 96831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 0-452
TECUMSEH PRODUCTS COMPANY
(Exact name of registrant as specified in its charter)

MICHIGAN (State of Incorporation)	38-1093240 (IRS Employer Identification Number)

1136 OAK VALLEY DRIVE ANN ARBOR, MICHIGAN (Address of Principal Executive Offices)	48108 (Zip Code)
Registrant’s telephone number, including area code:
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Outstanding at March 31, 2009

Class B Common Stock, $1.00 par value	5,077,746
Class A Common Stock, $1.00 par value	13,401,938

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION — ITEM 1
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars in millions, except share data)	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$88.0	$113.1
Restricted cash and cash equivalents	12.0	12.5
Accounts receivable, trade, less allowance for doubtful accounts of $0.9 in 2009 and $1.2 in 2008	80.5	88.1
Inventories	111.5	123.0
Deferred and recoverable income taxes	20.5	23.2
Recoverable non-income taxes	12.6	11.7
Assets held for sale	19.7	21.7
Other current assets	17.4	19.3

Total current assets	362.2	412.6
Property, plant, and equipment, net	235.7	244.3
Long term investments	4.8	4.8
Prepaid pension expense	81.1	81.0
Recoverable income taxes	0.1	0.1
Recoverable non-income taxes	38.0	37.0
Other assets	17.8	18.7

Total assets	$739.7	$798.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$89.5	$109.6
Short-term borrowings	37.2	30.4
Liabilities held for sale	0.7	1.0
Accrued liabilities:
Employee compensation	24.8	26.1
Product warranty and self-insured risks	10.3	12.1
Fair value of hedge	23.0	38.6
Other	18.0	21.4

Total current liabilities	203.5	239.2
Long-term debt	0.3	0.4
Deferred income taxes	4.2	8.7
Other postretirement benefit liabilities	39.0	39.5
Product warranty and self-insured risks	6.4	8.0
Pension liabilities	18.2	18.7
Other non-current liabilities	7.5	6.6

Total liabilities	279.1	321.1

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2009 and 2008	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2009 and 2008	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	480.5	504.4
Accumulated other comprehensive income	(49.4)	(56.5)

Total stockholders’ equity	460.6	477.4

Total liabilities and stockholders’ equity	$739.7	$798.5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION — ITEM 1
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in millions, except per share data)	2009	2008

Net sales	$148.1	$275.2
Cost of sales	138.8	229.7
Selling and administrative expenses	32.2	31.6
Impairments, restructuring charges, and other items	5.9	0.5

Operating (loss) income	(28.8)	13.4
Interest expense	2.9	7.3
Interest income and other, net	0.8	1.8

(Loss) income from continuing operations before taxes	(30.9)	7.9
Tax (benefit) expense	(6.4)	1.2

(Loss) income from continuing operations	(24.5)	6.7
Income from discontinued operations, net of tax	0.6	10.3

Net (loss) income	($23.9)	$17.0

Basic (loss) earnings per share:*
(Loss) income from continuing operations	(1.32)	0.36
Income from discontinued operations, net of tax	0.03	0.56

Net (loss) income per share, basic	($1.29)	$0.92

Diluted (loss) earnings per share:**
(Loss) income from continuing operations	(1.32)	0.34
Income from discontinued operations, net of tax	0.03	0.52

Net (loss) income per share, diluted	($1.29)	$0.86

Weighted average shares, basic (in thousands)	18,480	18,480
Weighted average shares, diluted (in thousands)	19,871	19,871

Cash dividends declared per share	$0.00	$0.00

*	Based on 18,479,684 shares issued and outstanding throughout all periods presented.

**	On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). Diluted earnings per share for the three months ended March 31, 2008 are therefore calculated based on a total of 19,870,628 shares. For the three months ended March 31, 2009, however, this warrant is not included in diluted per share information, as the effect would be antidilutive due to the losses recorded in continuing operations.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION — ITEM 1
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	($23.9)	$17.0
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9.5	11.2
Loss (gain) on disposal of property and equipment	0.5	(4.5)
Changes in assets and liabilities:
Accounts receivable	5.8	(23.5)
Inventories	10.1	(1.7)
Payables and accrued expenses	(27.4)	41.0
Employee retirement benefits	(2.2)	79.4
Deferred and recoverable taxes	(3.8)	(1.0)
Other	3.1	2.6

Cash (used in) provided by operating activities	(28.3)	120.5

Cash Flows from Investing Activities:
Proceeds from sale of assets	—	6.8
Capital expenditures	(2.6)	(0.8)
Change in restricted cash	0.5	(7.6)

Cash used in investing activities	(2.1)	(1.6)

Cash Flows from Financing Activities:
Debt issuance / amendment costs	—	(1.6)
Borrowings / (repayments), net	7.2	4.8

Cash provided by financing activities	7.2	3.2

Effect of exchange rate changes on cash	(1.9)	(1.9)

(Decrease) increase in cash and cash equivalents	(25.1)	120.2

Cash and Cash Equivalents:
Beginning of period	113.1	76.8

End of period	$88.0	$197.0

Cash paid (refunds received) for income taxes	1.0	(1.2)
Cash paid for interest	3.0	6.5
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. The consolidated condensed financial statements of Tecumseh Products Company and Subsidiaries (the “Company”) are unaudited and reflect all adjustments (including normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position and operating results for the interim periods. The December 31, 2008 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report for the fiscal year ended December 31, 2008. Due to the seasonal nature of certain product lines, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
Prior period results of operations have been reclassed to reflect engineering expense as part of selling and administrative (“S&A”) expenses; previously, engineering expense was included in cost of sales and operating expenses. The amount of expense reclassed to S&A was $5.6 million for the three months ended March 31, 2008. Engineering expense of $5.9 million is included in the results for the three months ended March 31, 2009.
2. Restricted Cash and Cash Equivalents
In 2008, a portion of the overfunding for the terminated salaried retirement plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six to eight years. As part of this pre-funding, a fund was established to allow us to fund future company contributions to our defined contribution plan. This fund is 100% invested in money market accounts. The arrangements we have made will fully secure the benefits payable under the old plan and will also fund the new plans, without additional annual contributions, for approximately six future years. The balance of cash restricted for this purpose was $12.0 million and $12.5 million at March 31, 2009 and December 31, 2008 respectively.
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
The net amount of the residual assets within the Electrical Components business have been classified as held for sale as of March 31, 2009 and December 31, 2008. The results for Electrical Components for the three month periods ended March 31, 2009 and 2008 are included in the income from discontinued operations.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Following is a summary of pretax income (loss) from discontinued operations related to the Electrical Components business for the three months ended March 31, 2009 and 2008:

	Three Months	Three Months
(Dollars in millions)	Ended	Ended
	March 31, 2009	March 31, 2008

Net sales	$3.5	$6.5
Cost of sales	3.4	5.9
Selling and administrative expenses	0.5	0.2
Impairments, restructuring charges, and other items	(1.9)	1.0

Operating income (loss)	1.5	(0.6)
Interest expense	—	—

Income (loss) from discontinued operations before income taxes	$1.5	($0.6)

In the first quarter of 2009, we received $2.4 million related to the sale of the Residential & Commercial portion of the Electrical Components business, which is included in impairments, restructuring charges, and other items. This amount represented the settlement of amounts previously held in escrow related to the resolution of certain contingent liabilities. This gain was somewhat offset by various expenses totaling $0.5 million, which included legal fees, insurance costs, and costs of settling a dispute with the purchaser of the Automotive & Specialty portion of the business.
Other businesses
In 2007, we completed the sale of our Engine & Power Train business operations other than our engine operations in Brazil, which are being liquidated. The results for the Engine & Power Train business for the three month periods ended March 31, 2009 and 2008 are included in the income from discontinued operations. Engine & Power Train recorded no sales for the three months ended March 31, 2009 and 2008; the business recorded loss of $0.9 million in the three months ended March 31, 2009 and profit of $9.8 million in the three months ended March 31, 2008. The loss in 2009 related primarily to legal fees, while the profit recorded in 2008 included a curtailment gain on the salaried retirement plan of $2.9 million and a curtailment gain on the salaried other postretirement benefit (“OPEB”) plan of $6.9 million.
On June 30, 2008 we sold our MP Pumps business. MP Pumps was a small subsidiary which was not associated with our Compressor business or our former Electrical Components or Engine & Power Train businesses. MP Pumps recorded sales of $4.9 million and profit of $1.1 million for the three months ended March 31, 2008.
The following table summarizes income (loss) from discontinued operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(Dollars in millions)	2009	2008

Electrical Components	$1.5	($0.6)
Engine & Power Train	(0.9)	9.8
MP Pumps	—	1.1

Income from discontinued operations	$0.6	$10.3

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following summary balance sheet information is derived from the businesses that are classified as held for sale as of March 31, 2009, which management believes is representative of the net assets of the remaining businesses within the former Electrical Components business.

(Dollars in millions)	March 31,
2009
ASSETS:
Accounts receivable, net	$1.6
Inventories	8.7
Other assets	—
Property, plant, and equipment, net	9.4

Total assets held for sale	$19.7

LIABILITIES:
Accounts payable, trade	$0.3
Accrued liabilities	0.4

Total liabilities held for sale	$0.7

Net assets held for sale	$19.0

4. Inventories

	March 31,	December 31,
(Dollars in millions)	2009	2008
Raw material	$54.9	$62.6
Work in progress	7.1	9.3
Finished goods	55.1	57.2
Reserve for obsolete and slow moving inventory	(5.1)	(5.5)
Reserve for lower of cost or market	(0.5)	(0.6)

Total inventories	$111.5	$123.0

5. Property, Plant and Equipment, net

	March 31,	December 31,
(Dollars in millions)	2009	2008
Land and land improvements	$15.9	$16.5
Buildings	93.4	95.1
Machinery and Equipment	725.5	734.3

	834.8	845.9
Less accumulated depreciation	(601.1)	(603.9)

	233.7	242.0
Assets in process	2.0	2.3

Property, plant and equipment, net	$235.7	$244.3

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
6. Pension and Other Postretirement Benefit (OPEB) Plans
Components of net periodic benefit (income) cost are as follows:

(Dollars in millions)	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Service cost	$0.6	$0.6	$0.1	$0.3
Interest cost	2.9	4.8	0.6	1.2
Expected return on plan assets	(4.1)	(7.9)	—	(0.1)
Amortization of prior service costs	—	—	(2.5)	(2.6)
Amortization of net gain	—	—	(0.1)	(0.5)

Net periodic benefit income	($0.6)	($2.5)	($1.8)	($1.7)
Curtailment losses (gains), settlement charges (gains) and special termination charges (benefits)	0.5	(2.0)	—	(26.0)

Total pension income	($0.1)	($4.5)	($1.8)	($27.7)

A summary of the curtailment losses (gains), settlement gains and special termination charges under the various plans for the three months ended March 31 is as follows:

(Dollars in millions)	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Recorded in continuing operations:
Hourly pension plan curtailment loss	$—	$3.9	$—	$—
Hourly plan special termination benefit charge	—	2.4	—	—
Salaried plan settlement gain on annuities	—	(6.3)	—	—
Salaried plan special termination benefit charge	0.5	1.0	—	—
Hourly plan OPEB curtailment gain	—	—	—	(19.1)

Total — continuing operations	0.5	1.0	—	(19.1)

Recorded in discontinued operations:
Salaried plan curtailment gain	—	(2.9)	—	—
Consolidated plan curtailment gain	—	(0.1)	—	—
Salaried OPEB plan curtailment gain	—	—	—	(6.9)

Total — discontinued operations	—	(3.0)	—	(6.9)

Total — curtailment losses (gains), settlement charges (gains) and special termination charges (benefits)	$0.5	($2.0)	$—	($26.0)

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
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
In the fourth quarter of 2007 we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we are executing a reversion of our hourly pension plan. We expect that the reversion of this plan will make net cash available (after payment of excise taxes) of approximately $45 million. The timing of the distribution is dependent on the length of time needed to receive a favorable determination by the IRS, and is currently expected to take place in the third quarter of 2009 at the earliest.
We expect to make contributions of $0.2 million to our pension plans in 2009.
7. Recoverable Non-income Taxes
We pay various value-added taxes in jurisdictions outside of the United States. These include taxes levied on material purchases, fixed asset purchases, and various social taxes. The majority of these taxes are creditable when goods are sold to customers domestically or against income taxes due. Since the taxes are recoverable, they are recorded as assets upon payment of the taxes.
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
We have completed refund procedures for the remaining balances. We expect to recover approximately $4.3 million of the outstanding refundable taxes in Brazil during 2009, with the remainder, approximately $38.0 million, expected to be recovered in 2010. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate against the Brazilian real at the time of receipt or future reporting date.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(Dollars in millions)	2009	2008
Brazil	$42.3	$40.2
India	8.3	8.5

Total recoverable non-income taxes	$50.6	$48.7

At March 31, 2009, $12.6 million was included in current assets and $38.0 million was included in non-current assets.
8. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers. Changes in the carrying amount and accrued product warranty costs for the periods ended March 31, 2009 and 2008 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2009	March 31, 2008
Balance at January 1	$6.6	$9.7
Settlements made (in cash or in kind)	(1.1)	(1.4)
Current year accrual	1.0	1.4
Adjustments to preexisting warranties	(1.9)	0.2
Effect of foreign currency translation	(0.1)	0.1

Balance at March 31	$4.5	$10.0

At March 31, 2009, $4.0 million was included in current liabilities and $0.5 million was included in non-current liabilities. At December 31, 2008, $5.9 million was included in current liabilities and $0.7 million was included in non-current liabilities.
9. Debt
On March 20, 2008, we terminated our previous $75 million first lien credit agreement and entered into a new $50 million credit agreement with JPMorgan Chase Bank, N.A. as administrative agent. The original agreement provided us with a $50 million revolving line of credit (later amended to $30 million, as discussed below) expiring on March 20, 2013.
On March 18, 2009, we entered into an amendment to this credit agreement. As described above, this amendment reduced the bank’s commitment from $50 million to $30 million. Among other things, the amendment revised our fixed charge coverage ratio covenant. In the original agreement, the covenant became applicable if our availability under the facility was $20 million or less. The amendment deleted this single trigger and replaced it with a new fixed charge covenant with: i) an availability threshold of $10 million if borrowings are outstanding, or ii) liquidity thresholds of $40 million and $50 million respectively depending on whether the threshold is being

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
tested before or after July 31, 2009. A copy of this amendment is filed as an exhibit to a Current Report on Form 8-K that we filed on March 23, 2009.
At March 31, 2009, we had the capacity for borrowings under the borrowing base formula of $13.8 million in the U.S. Our domestic credit agreement also authorized us to obtain a maximum in additional financing of $132.5 million in foreign jurisdictions.
In addition to the credit agreement discussed above, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $37.5 million at March 31, 2009 and are mostly current in nature. Our weighted average interest rate for these borrowings was 9.4% at March 31, 2009.
10. Comprehensive Income

	Three Months Ended
	March 31,
(Dollars in millions)	2009	2008

Net (loss) income	($23.9)	$17.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	12.2	8.7
Loss on derivatives	(3.4)	(1.4)

Total comprehensive (loss) income	($15.1)	$24.3

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Share-Based Compensation Arrangements
In the first quarter of 2008, we approved a new Long-Term Incentive Cash Award Plan for members of our senior management. The plan authorizes two types of incentive awards, both of which are based upon the value of our Class A shares; stock appreciation rights (“SARs”) and phantom stock units. Both types of awards are settled in cash.
A summary of activity under the plans for the three months ended March 31, 2009 is as follows:

	Nonvested		Vested		Total
		Weighted average		Weighted average
		grant date value		grant date value
SARs:	Number of awards	per share	Number of awards	per share	Number of awards
Outstanding at December 31, 2008	327,599	$15.16	108,334	$15.16	435,933
Granted	299,301	6.16	—	—	299,301
Vested	(36,977)	15.16	36,977	15.16	—
Forfeited	—	—	—	—	—

Outstanding at March 31, 2009	589,923	$10.59	145,311	$15.16	735,234

Phantom Stock Units:
Outstanding at December 31, 2008	362,719	16.72	—	—	362,719
Granted	186,580	9.88	—	—	186,580
Vested	—	—	—	—	—
Forfeited	—	—	—	—	—

Outstanding at March 31, 2009	549,299	$14.40	—	—	549,299

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity under the plans for the three months ended March 31, 2008 is as follows:

	Nonvested		Vested		Total
		Weighted average		Weighted average
		grant date value		grant date value
SARs:	Number of awards	per share	Number of awards	per share	Number of awards
Outstanding at December 31, 2007	—	—	—	—	—
Granted	435,933	$15.16	—	—	435,933
Vested	—	—	—	—	—
Forfeited	—	—	—	—	—

Outstanding at March 31, 2008	435,933	$15.16	—	—	435,933

Phantom Stock Units:
Outstanding at December 31, 2007	—	—	—	—	—
Granted	148,030	$28.82	—	—	148,030
Vested	—	—	—	—	—
Forfeited	—	—	—	—	—

Outstanding at March 31, 2008	148,030	$28.82	—	—	148,030

With the exception of one-third of the 325,002 SARs awarded on March 4, 2008 to our Chief Executive Officer, which vested on August 13, 2008, none of the awards vested or expired during 2008. 145,311 of the SARs and 61,125 of the Phantom stock units will vest in 2009.
In general, the SARs vest in equal amounts on the first, second, and third anniversaries of the grant date, and expire seven years from the grant date. For some of the SARs and phantom stock units awarded to our Chief Executive Officer on March 4, 2008, these anniversaries are measured from his August 13, 2007 hire date rather than from the grant date.
The initial value of the phantom stock units was based on the closing price of our Class A shares as of the grant date. The SARs, which are the economic equivalent of options, are valued as of the grant date using a Black-Scholes model.
The assumptions used in the Black-Scholes model for the SARs awarded, as of the grant date, are as follows:

		Risk-free		Expected		Initial
Award	Strike	interest	Dividend	life		value per
Date	price	rate	yield	(years)	Volatility	award
3/4/08	$28.82	3.37%	0.0%	7	51.18%	$15.16
1/2/09	10.07	1.87%	0.0%	7	62.78%	6.24
3/16/09	4.17	2.50%	0.0%	7	84.70%	3.17

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Our liability with regard to these awards is re-measured in each quarterly reporting period. The value of the phantom stock units is determined by comparing the closing stock price on our Class A common stock on the last day of the period to the initial grant date value. At March 31, 2009 and December 31, 2008, the closing stock price on our Class A common stock was $4.52 and $9.58 respectively.
We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes model. That result is then compared to the original calculated value. At March 31, 2009 this measurement yielded the following values for the SARs, by award date:

		Risk-free		Remaining
Award	Strike	interest	Dividend	life		Value per
Date	price	rate	yield	(years)	Volatility	award
3/4/08	$28.82	2.28%	0.0%	6.0	86.77%	$1.94
1/2/09	10.07	2.28%	0.0%	6.8	86.77%	2.95
3/16/09	4.17	2.28%	0.0%	7.0	86.77%	3.52
As both the SARs and the phantom stock units are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards. Total compensation (benefit) expense related to the plan for the quarters ended March 31, 2009 and 2008 was ($0.3) million and $0.4 million respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The unrecognized compensation as calculated at March 31, 2009 and December 31, 2008 was $3.1 million and $4.3 million respectively.
The SARs and phantom stock units do not entitle recipients to receive any shares of our common stock, nor do they provide recipients with any voting or other stockholder rights. Similarly, since the awards are not paid out in the form of equity, they do not change the number of shares we have available for any future equity compensation we may elect to grant, and they do not create stockholder dilution. However, because the value of the awards is tied to the price of our Class A common stock, we believe they align employee and stockholder interests, and provide retention benefits in much the same way as would stock options and restricted stock awards.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Impairments, Restructuring Charges, and Other Items
We recorded expense of $5.9 million and $0.5 million in impairments, restructuring charges, and other items in the three months ended March 31, 2009 and 2008, respectively. A summary of these charges (gains) is as follows:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	March 31, 2009	March 31, 2008
Excise tax expense on proceeds from salaried retirement plan reversion	$—	$20.0
Severance, restructuring costs, and special termination benefits	3.3	2.6
Gain on sale of buildings and machinery	—	(0.6)
Loss on transfer of surplus land	0.3	—
Environmental reserve on held-for-sale building	2.3	—
Curtailment and settlement (gains) / losses	—	(21.5)

Total impairments, restructuring charges, and other items	$5.9	$0.5

The severance costs incurred during the first quarter of 2009 are associated with reductions in force at our facilities in Brazil ($1.9 million), North America ($0.8 million), and India ($0.6 million). The environmental reserve established in the first quarter of 2009 represents estimated costs associated with remediation activities at our former Tecumseh, Michigan facility based on information derived from a Phase II environmental study.
13. Income Taxes
Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.
In addition, income taxes are allocated between continuing operations, discontinued operations and other comprehensive income in accordance with SFAS No. 109, “Accounting for Income Taxes,” particularly paragraph 140, which states that all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. SFAS No. 109 is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.
For the three month period ended March 31, 2009, we reported loss from continuing operations in U.S. jurisdictions, and income in discontinued operations and other comprehensive income (“OCI”). Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes between continuing operations, discontinued operations and OCI. The consolidated condensed statement of operations reflects a $6.4 million income tax benefit from continuing operations for the three months ended March 31, 2009. This tax benefit is comprised of $1.7 million in U.S. federal, $3.2

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
million in foreign jurisdictions, and $1.5 million in state taxes. The state tax benefit is the result of a change in tax law. The $1.2 million in tax expense recorded against continuing operations for the first quarter of 2008 represented a tax expense of $0.2 million for U.S. federal, tax benefit of $0.2 million for state taxes and expense of $1.2 million for taxes in foreign jurisdictions.
The receipt of $100 million in gross proceeds from the reversion of our salaried retirement plan in the first quarter of 2008 generated a tax gain that was fully offset for federal tax purposes by our NOL carryforwards.
At March 31, 2009 and December 31, 2008, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions, specifically the U.S., Brazil and India, in which we believe it is not more likely than not that the deferred taxes will be realized.
We have open tax years from primarily 2004 to 2008, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2004 have been examined by the Internal Revenue Service.
As part of the process of finalizing the audit of our 2003 tax year, we reached an agreement with the IRS in December 2008 regarding the refund of federal income taxes previously paid related to that period. Under the agreement, we will receive a tax refund of $12.2 million plus interest of $2.1 million accrued through 2008, for a total of $14.3 million. This amount is recognized in our balance sheet as of March 31, 2009 and December 31, 2008 as a component of recoverable income taxes (current). Receipt of this refund is expected during 2009.
As of March 31, 2009, we do not anticipate any material change in the total amount of unrecognized tax benefits within the next twelve months.
14. Fair Value
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

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following is a description of valuation methodologies used for our assets and liabilities recorded at fair value.
     Cash and cash equivalents; restricted cash and cash equivalents
The carrying amount of cash, restricted cash and cash equivalents approximates fair value due to their liquidity and short-term maturities. We classify these assets as Level 1.
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
As of March 31, 2009 and December 31, 2008, we held an Auction Rate Certificate (ARC) and an Auction Rate Securities Right (ARSR). These assets are included in Long-Term Investments on our consolidated balance sheet and are classified as Level 3.
     Foreign currency forward purchases and commodity futures contracts
Derivative instruments recognized on our balance sheet consist of foreign currency forward exchange contracts and commodity futures contracts. These contracts are recognized at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates. We classify our derivative instruments as Level 2. These instruments are recorded on our consolidated balance sheet as part of current liabilities under the heading “Fair Value of Hedge.”
     Short and long term borrowings
The carrying value of any variable interest rate debt represents fair value. We classify all our short and long term borrowings as Level 1.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Assets and liabilities recorded at fair value on a recurring basis
The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

	Total Fair
(Dollars in millions)	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$88.0	$88.0	$—	$—
Restricted cash and cash equivalents	12.0	12.0	—	—
Auction rate certificates	4.3	—	—	4.3
Auction rate securities rights	0.5	—	—	0.5

Balance as of March 31, 2009	$104.8	$100.0	$—	$4.8

Liabilities:
Commodity futures contracts	$8.9	$—	$8.9	$—
Foreign currency derivatives	14.1	—	14.1	—
Short-term borrowings	37.2	37.2	—	—
Long-term debt	0.3	0.3	—	—

Balance as of March 31, 2009	$60.5	$37.5	$23.0	$—

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
15. Derivative Instruments
Derivative instruments recognized on our balance sheet consist of foreign currency forward exchange contracts and commodity futures contracts. These contracts are designated as hedges as defined under SFAS 133. The contracts are recognized at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates. The instruments are recorded on our consolidated balance sheet as part of current liabilities under the heading “Fair Value of Hedge.”
For those derivative instruments that are designated and qualify as hedging instruments, we formally document all relationships between the hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. We also formally assess (both at the hedge’s inception and on a quarterly basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in the future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.
All of our financial derivatives are over-the-counter agreements entered into with highly-rated financial institutions. We are exposed to credit-related losses in the event of non-performance by these counterparties; however, our exposure is generally limited to the unrealized gains in our contracts should any of the counterparties fail to perform as contracted.
Our foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of contracts that are highly effective and qualify as a foreign currency cash flow hedge are recorded in other comprehensive income. Our India subsidiary had contracts for the sale of $15.0 million and $23.5 million at March 31, 2009 and December 31, 2008 respectively. Our Brazilian subsidiaries had contracts for the sale of $91.7 million and $100.0 million at March 31, 2009 and December 31, 2008 respectively.
We also utilize commodity futures contracts, with the intent of minimizing the impact of market fluctuations in commodity prices on our financial results. We manage our exposure to the volatility in the prices of commodities, particularly copper, through a combination of commodity forward contracts and commodity futures. The commodity futures contracts are designated as fair value hedging instruments and quality for hedge accounting under SFAS 133.
We do not utilize financial instruments for trading or other speculative purposes. We generally do not hedge the net investment in our subsidiaries. All derivative financial instruments held at March 31, 2009 will mature within twelve months. All such instruments held at December 31, 2008 will mature in 2009.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Information related to the fair values of derivatives designated as hedging instruments in our consolidated balance sheets as of March 31, 2009 and December 31, 2008 is as follows:

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Financial		Financial
(Dollars in millions)	Position Location	Fair Value	Position Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Commodity futures contracts	Fair value of hedge	$8.9	Fair value of hedge	$13.2
Foreign currency derivatives	Fair value of hedge	14.1	Fair value of hedge	25.4

Total derivatives designated as hedging instruments under SFAS 133		$23.0		$38.6

Information related to the effect of derivatives designated as hedging instruments on our consolidated financial statements for the three months ended March 31, 2009 is as follows:

			Amount of Gain or
	Amount of Gain or		(Loss) Reclassified
	(Loss) Recognized	Location of Gain or	from Accumulated
	in OCI (Effective	(Loss) Reclassified	OCI into Income
	Portion)	from Accumulated	(Effective Portion)
	Three Months Ended	OCI into Income	Three Months Ended
(Dollars in millions)	March 31, 2009	(Effective Portion)	March 31, 2009
Derivatives designated as hedging instruments under SFAS 133
Commodity futures contracts	$1.9	Cost of sales	($2.4)
Foreign currency derivatives	4.7	Cost of sales	(6.6)

Total	$6.8		($9.0)

As of March 31, 2009, we expect to reclassify losses of $22.6 million (pretax) from accumulated other comprehensive income into net income during the next twelve months.
16. Environmental Matters
We are involved in a number of environmental sites where we are either responsible for or participating in a cleanup effort. We had accrued $2.8 million at March 31, 2009 and $0.6 million at December 31, 2008 for environmental remediation. Included in the March 31, 2009 balance was an accrual of $2.3 million, which is reflective of estimated costs associated with remediation activities at our former Tecumseh, Michigan facility based on information derived from a Phase II environmental study. Although the majority of the liabilities at December 31, 2008 are associated with our Engine & Power Train business segment, which we sold during 2007, we have retained certain liabilities that may arise in connection with these locations. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their magnitude and timing, could be material to reported net income in the particular quarter or period that they are

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.
For additional information on our potential environmental liabilities, see Note 16 of the Notes to the Consolidated Condensed Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
17. Commitments and Contingencies
We are the subject of, or a party to, a number of pending or threatened legal actions involving a variety of matters, including class actions, incidental to our business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us, management considers that appropriate reserves have been established and does not believe that the disposition of these matters will have a material adverse effect on our consolidated financial position or results of operations.
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (RICO) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states and the District of Columbia, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. Tecumseh has joined the joint defense group with other lawnmower and component manufacturers who are defendants; fact gathering is underway but discovery has not yet commenced. Mediation in the case is expected to begin in May of 2009. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
In 2008, the purchaser of the former Engine & Power Train business sought an adjustment to the purchase price through provisions in the agreement based upon working capital as of the date of closing of approximately $20.0 million. We did not agree with the amount claimed, and the dispute was settled through a binding arbitration process, as was originally contemplated by the sale agreement. In March 2009, the arbitrator awarded the purchaser $13.1 million for the working capital adjustment. This adjustment was incorporated in our 2008 results and was paid in cash in the first quarter of 2009.
On February 17, 2009, we received a subpoena from the United States Department of Justice Antitrust Division (“DOJ”) and a formal request for information from the Secretariat of Economic

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. As of March 31, 2009, 36 purported class action lawsuits relating to the matters being investigated by the DOJ have been filed against us and other compressor manufacturers, and more lawsuits may follow. We have not yet had an opportunity to analyze the plaintiffs’ claims in the suits that have been filed and cannot say whether they have any merit. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated.
We anticipate that we will incur additional expenses as we continue to cooperate with the investigations and defend the lawsuits. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and result in financial losses in an amount we are unable to predict, but which could be material to our financial position, consolidated results of operations and cash flows.
A portion of accounts receivable at our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discounted receivables sold with limited recourse were $23.3 million at both March 31, 2009 and December 31, 2008.
18. Recently Issued Accounting Pronouncements
     Business combinations / Noncontrolling interests in consolidated financial statements
Certain provisions of SFAS No. 141R, “Business Combinations,” (“FAS 141R”) and SFAS No. 160, “Noncontrolling interests in consolidated financial statements,” (FAS 160) impact the accounting for amounts recognized in business combinations that were consummated and subsidiaries that were consolidated before the effective date of these new standards. The adoption of these standards has the potential to affect the accounting for previously recognized goodwill, deferred tax assets, uncertain tax positions, and consolidated subsidiaries. FAS 141R and FAS 160 are effective for fiscal years beginning on or after December 15, 2008, and we do not expect their adoption to materially affect our financial statements or results of operations.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
     Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 is intended to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
In addition to the relative competitiveness of our products, our business is significantly influenced by several specific economic factors: the strength of the overall global economy, which can have a significant impact on our sales volumes; the drivers of product cost, especially the cost of copper and steel; the relative value against the U.S. dollar of those foreign currencies where we operate; and global weather conditions.
With respect to global economic activity, the recent decline, which has become a global recession precipitated by the financial crisis, has had a detrimental effect on our sales volumes. This decline has been marked by a deterioration of credit availability for consumers and customers, increased borrowing rates for those who are able to secure lines of credit, slowdowns in the housing market, and growing unemployment rates in some countries where our business is concentrated. Given that these unfavorable conditions have arisen simultaneously, the impact has been significant. In addition, the current slowdown is affecting all of our global markets with nearly equal severity. In the first half of 2008, consistent with our expectations, we began to see a slowdown when compared to prior periods. As a result of the conditions described above, this trend continued at an accelerated pace in the third quarter of the year, and in the fourth quarter resulted in an even greater decline in activity. The sales volumes in the first quarter of 2009 reflected conditions similar to those experienced in the fourth quarter of 2008. We cannot currently project when market conditions may begin to improve. Accordingly, we have accelerated certain restructuring activities which involve the idling of underutilized assets and reductions in employment levels throughout the world.
Due to the high material content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices have been extremely volatile during 2008 and through the first quarter of 2009. The price of copper is representative of this overall market volatility; from January 1 through July 31, 2008, copper prices increased by 22.6%; in the subsequent five months, the price dropped by 62.8%; then, from January 1 to March 31, 2009, copper prices rebounded to an extent, increasing once again by 23.9%. Such extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced forward and futures contracts. The cost for the types of steel utilized in our products escalated in a manner similar to copper in 2008 (one type of steel increased by 86.2% from the beginning of 2008 to September 30) but has not yet experienced a similar decline in certain markets, particularly in Brazil. We currently expect that prices for the types of steel used in our products should decline over the remainder of 2009 in a manner commensurate to other commodities. Due to competitive markets, we are typically not able to quickly recover cost increases

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
through price increases or other cost savings. While we have been proactive in addressing the volatility of these costs, including executing forward purchase and futures contracts to cover approximately 70% of our anticipated copper requirements for the remaining three quarters of 2009, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. In addition, while the use of forwards and futures can mitigate the risks of cost increases associated with these commodities by “locking in” costs at a specific level, declines in the prices of the underlying commodities can result in downward pressure in selling prices, particularly if competitors have lesser future purchase positions, thus causing a contraction of margins.
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. An increasing portion of our manufacturing presence is in international locations. From January 1 to December 31, 2008, approximately 81% of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India. Similarly, approximately 82% of our sales in 2008 were to destinations outside the United States. As a result, our consolidated financial results are extremely sensitive to changes in foreign currency exchange rates, most notably the Brazilian real, the euro and the Indian rupee. Because of our significant manufacturing and sales presence in Brazil, changes in the Brazilian real have been especially adverse to our results of operations when compared to prior periods; from January 1 to July 31, 2008, the Brazilian real strengthened by 11.6%, and in the following five months the real weakened by 49.2%. Our results of operations are substantially affected by several types of foreign exchange risk. One type is balance sheet re-measurement risk, which results when assets and liabilities are denominated in currencies other than the functional currencies of the respective operations. This risk applies for our Brazilian operation, which denominates certain of its borrowings in U.S. dollars. The periodic re-measurement of these liabilities is recognized in the income statement. In the third and fourth quarters of 2008, the abrupt weakening of the Brazilian real against the U.S. dollar resulted in losses which were reported in our results of operations. Another significant risk for our business is transaction risk, which occurs when the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. This risk affects our business adversely when foreign currencies strengthen against the dollar, which until recently had been the case for the last several years. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our income statement when they are settled. From January 1 to December 31, 2008, the euro weakened against the dollar by 4.5%, the rupee weakened by 23.4% and the real weakened by 31.9%. This resulted in losses to our income statement for the settlement of currency contracts entered into with respect to these currencies. In general, the strengthening of the U.S. dollar is favorable to our overall results over time; however, the rapid and significant weakening of foreign currencies in the third and fourth quarters of 2008 caused balance sheet re-measurement losses to out-weigh the favorable impacts of net transactional gains in the period. The euro and the

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
rupee continued to weaken against the dollar in the first quarter of 2009, (weakening by 5.1% and 4.0% respectively), although the real was relatively stable, fluctuating by less than 1.0%.
Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to the real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.
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
Upon completion of the divestitures of the business operations discussed above, we eliminated all our North American debt, and accumulated substantial net cash on our balance sheet. This cash balance has become increasingly important in light of recently constrained capital markets. In addition, consolidated interest expense for our business, taking into account amounts allocated to both continuing and discontinued operations, will be substantially reduced for the foreseeable future. We also expect further non-operational cash inflows through the end of 2009, due primarily to the termination and reversion of our over-funded hourly pension plan and receipt of a tax refund in the U.S. However, challenges remain with respect to our ability to generate appropriate levels of liquidity via results of operations, particularly those driven by global economic conditions, currency exchange and commodity pricing as discussed above. With current macroeconomic conditions and expected further volatility of the U.S. dollar versus key currencies, we expect that we may not generate cash from normal operations until further restructuring activities are implemented or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we continue to maintain various credit facilities, both drawn and undrawn upon, in each of the jurisdictions in which we operate. While we believe that current cash balances combined with the cash to be generated by the pension plan reversion and the

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
tax refund will produce adequate liquidity to implement our business strategy over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions remain at current levels or even continue to deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until the global economy begins to recover, credit markets become less constrained, and cash production from normal operations improves. In addition, while our business dispositions have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. While we believe we have adequately provided for such contingent liabilities based on currently available information, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Other Matters — Adequacy of Liquidity Sources,” “Outlook,” and “Cautionary Statements Relating To Forward-Looking Statements” below.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):
Three Months Ended March 31,

(dollars in millions)	2009	%	2008	%

Net sales	$148.1	100.0%	$275.2	100.0%
Cost of sales	138.8	93.7%	229.7	83.5%
Selling and administrative expenses	32.2	21.7%	31.6	11.5%
Impairments, restructuring charges, and other items	5.9	4.0%	0.5	0.2%

Operating (loss) income	(28.8)	(19.4%)	13.4	4.8%
Interest expense	2.9	2.0%	7.3	2.6%
Interest income and other, net	0.8	0.5%	1.8	0.6%

(Loss) income from continuing operations before taxes	(30.9)	(20.9%)	7.9	2.8%
Tax (benefit) expense	(6.4)	(4.3%)	1.2	0.4%

(Loss) income from continuing operations	($24.5)	(16.5%)	$6.7	2.4%

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008
Consolidated net sales from continuing operations in the first quarter of 2009 decreased to $148.1 million from $275.2 million in 2008. After consideration for the effect of currency translation, which decreased sales in U.S. dollars by $28.3 million, sales declined by $98.8 million or 36%. Sales for refrigeration & freezer (“R&F”) applications recorded the most significant decline, with sales reduced by $58.0 million or 66% year-on-year. Volumes for R&F product were the most substantially affected by the global economic contraction, as consumer credit has become more constrained than in the first quarter of 2008 and the rate of housing starts has declined. The downturn in market volumes for R&F applications was the end result of a twofold effect of these economic conditions; a decreased demand by consumers, combined with lower demand from our R&F customers as they brought their own inventories in line with lower volumes. Compressors for commercial and aftermarket applications also showed a substantial decline when compared to the first quarter of 2008, down by $52.4 million or 38%. For the commercial and aftermarket business, volume declines were also driven by softer economic conditions as well as lower shipments to customers as they too reduced inventory balances to better reflect current sales levels. Sales of compressors for air conditioning and other applications declined by $16.7 million or 34%.
Cost of sales was $138.8 million in the three months ended March 31, 2009 compared to $229.7 million in the three months ended March 31, 2008. As a percentage of net sales, cost of sales was 93.7% and 83.5% in the first quarters of 2009 and 2008, respectively. Gross profit (defined as net sales less cost of sales) declined by $36.2 million, from $45.5 million in the first quarter of 2008 to $9.3 million in the first quarter of 2009. The most substantial impact to profitability in the first quarter of 2009 was volume declines, which had an unfavorable impact of $29.6 million when compared to the same quarter of 2008. Unfavorable commodity costs of $4.6 million when compared to the prior year were also a factor; while we saw commodities generally move in directions favorable to us over the second half of 2008, our practice of mitigating our exposure to such movements will result in limited benefit being realized,

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
particularly in the first half of 2009. All other purchasing-related costs were also unfavorable by $4.5 million. Pricing and mix impacts were unfavorable by $3.3 million, and the effect of all other income and expense items reduced operating results year-on-year by a total of $8.4 million. These declines were offset by productivity gains of $9.8 million, reflecting cost reduction and efficiency improvements that have been implemented over the course of the past twelve months. Currency impacts were also favorable in the quarter, due to the strengthening U.S. dollar, improving results by $4.4 million.
Selling and administrative (“S&A”) expenses were $32.2 million and $31.6 million in the three months ended March 31, 2009 and 2008 respectively. As a percentage of net sales, S&A expenses were 21.7% in the first quarter of 2009 compared to 11.5% in the first quarter of 2008. We recorded expenditures of approximately $3.3 million in the first quarter of 2009 for one-time professional fees, primarily comprised of legal fees for corporate governance issues. This expenditure constituted an increase of $1.6 million in professional fees incurred for one-time projects when compared to the same period in 2008. All other S&A expenses were reduced by a total of $1.0 million.
We recorded expense of $5.9 million in impairments, restructuring charges, and other items in the three months ended March 31, 2009. More than half of these expenses were as a result of costs associated with reductions in force at our Brazilian ($1.9 million), North American ($0.8 million) and Indian ($0.6 million) locations during the quarter. The remainder of the expense in the first quarter of 2009 was primarily associated with the establishment of an environmental accrual for our former Tecumseh, Michigan facility of $2.3 million. We also incurred $0.3 million in losses related to the transfer of surplus land.
Interest expense amounted to $2.9 million in the three months ended March 31, 2009 compared to $7.3 million in the same period of 2008. The substantially lower interest expense in the current quarter was primarily attributable to reduced borrowings, including both debt balances and accounts receivable factoring, in the quarter just ended. In addition, interest expense in the first quarter of 2008 included $1.4 million in fees associated with our former first lien credit agreement that were expensed upon its termination. Interest income and other, net was $0.8 million in the first quarter of 2009 compared to $1.8 million in the first quarter of 2008, reflecting the lower levels of cash and short-term investments held in 2009.
Our results of operations reflect a $6.4 million income tax benefit from continuing operations for the first quarter of 2009 and a $1.2 million income tax expense from continuing operations for the first quarter of 2008. For further discussion of the factors that affect our tax benefits and expenses, refer to Note 13, “Income Taxes,” of the Notes to the consolidated condensed financial statements.
As a result of the factors described above, net loss from continuing operations for the quarter ended March 31, 2009 was $24.5 million ($1.32 per share basic and diluted) as compared to net income of $6.7 million ($0.36 per share basic, $0.34 per share diluted) in the same period of 2008.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Cash Flow
In the first quarter of 2009, cash used by operations amounted to $28.3 million. The most significant uses of cash during the quarter involved working capital requirements, particularly payables and accrued expenses, which were reduced by $27.4 million. $13.1 million of that total related to the payment of a working capital settlement to the purchaser of our former Engine & Powertrain business, which had been accrued as of December 31, 2008. The remainder of the reduction in payables and accrued expenses is primarily reflective of reduced business volumes, which in turn led to reduced purchases of raw materials during the quarter. In addition, there was a reduction in payables days outstanding of seven days when compared to the end of 2008. Our continued aggressive efforts to reduce inventory balances yielded cash of $10.1 million during the quarter; the lower levels of inventory reflect a decrease in days inventory on hand (“DOH”) of eleven days when compared to December 31, 2008. Management of accounts receivable provided cash of $5.8 million. The remaining cash use was primarily attributable to cash net losses, which were a result of the economic downturn adversely affecting our sales volumes and, to a lesser extent, higher steel costs.
When evaluating days to collection for outstanding receivables, the days sales outstanding (“DSO”) improved by eight days from the end of the 2008 to March 31, 2009 (before consideration for discounted accounts receivable), due primarily to a significant improvement in time to collection for our India operations.
In evaluating balance sheet metrics, we consider the DSO and DOH metrics to be more relevant when comparing year-over-year periods than when comparing the current period to year-end, as it removes any seasonality of our sales patterns from the comparison. Average DSO increased by three days at March 31, 2009 versus March 31, 2008, before giving effect to receivables sold. DOH was fifteen days higher at March 31, 2009 as compared to March 31, 2008.
Cash used by investing activities was $2.1 million in the first three months of 2009 versus cash used by investing activities of $1.6 million for the same period of 2008. $6.8 million in proceeds were received from the sale of assets during 2008, while no such proceeds were recorded in the first three months of 2009. Asset sales in 2008 included an airplane for $3.4 million, our Dundee, Michigan facility for $1.6

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
million, excess equipment for $1.0 million, and our airport facility for $0.8 million. Changes in restricted cash represented a source of $0.5 million in cash in 2009 and a use of $7.6 million in cash in 2008.
Cash provided by financing activities was $7.2 million in the first quarter of 2009 as compared to cash provided of $3.2 million in the comparable period of 2008. The changes in both periods were due to increases in borrowing at foreign facilities.
Credit Facilities and Cash on Hand
In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our North American credit agreement, foreign bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our capital expenditures and working capital requirements. For the three months ended March 31, 2009 and the full year ended December 31, 2008, our average outstanding debt balance was $40.2 million and $60.2 million, respectively. The weighted average long-term interest rate was 9.4% and 10.4% at March 31, 2009 and December 31, 2008, respectively.
On March 18, 2009, we entered into an amendment to our domestic credit agreement. The amendment revised our fixed charge coverage ratio covenant. In the original agreement, the covenant became applicable if our availability under the facility was $20 million or less. The amendment deleted this single trigger and replaced it with: i) an availability threshold of $10 million if borrowings are outstanding, or ii) liquidity thresholds of $40 million and $50 million respectively depending on whether the threshold is being tested before or after July 31, 2009.
In addition to our North American credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $37.5 million at March 31, 2009.
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
At March 31, 2009, we had cash and cash equivalents in North America of approximately $45.4 million and the capacity for borrowings under the borrowing base formula of $13.8 million in the U.S. The credit agreement also authorized us as of that date to obtain a maximum in additional financing sources of $132.5 million in foreign jurisdictions.
Accounts Receivable Sales
Our Brazilian, European, and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with and without recourse amounts, was $51.6 million and $61.4 million at March 31, 2009 and December 31, 2008 respectively. We cannot provide any assurances that these facilities will be available or utilized in the future. In fact, such programs have been adversely affected by the recent global financial crises both in terms of availability and cost. We reduced the utilization of these facilities throughout the last two quarters of 2008 in response to increasing interest rates.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Adequacy of Liquidity Sources
Historically, cash flows from operations and borrowing capacity under previous credit facilities were sufficient to meet our long-term debt maturities, projected capital expenditures and anticipated working capital requirements. In 2008, we utilized the proceeds from the reversion of our salaried pension plan and refunds of non-income taxes in Brazil, as well as existing cash balances, to fund our needs.
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
As part of our strategy to maintain sufficient liquidity, on March 20, 2008 we entered into a $50 million credit agreement (later amended to $30 million) with JPMorgan Chase Bank, N.A. As of March 31, 2009, we had no borrowings outstanding against this agreement, and we were in compliance with all the covenants of the agreement.
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
In the fourth quarter of 2007 we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we are executing a reversion of our hourly pension plan. We expect that the reversion of this plan will make net cash available (after payment of excise taxes) of approximately $45 million. The timing of the

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
distribution is dependent on the length of time needed to receive a favorable determination by the IRS, and is currently expected to take place in the third quarter of 2009 at the earliest.
We have also begun to receive the expected refunds of the outstanding refundable Brazilian non-income taxes. As of December 31, 2008, and based upon the exchange rate between the U.S. dollar and the Brazilian real as of that date, we had received approximately $45.0 million in refunds. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Currently, based on indications we have received from the Brazilian tax authorities, and based on the U.S. dollar to real exchange rate as of March 31, 2009, we expect to recover approximately $4.3 million of the outstanding refundable taxes in Brazil during 2009, with the remainder, approximately $38 million, expected to be recovered in 2010.
As part of addressing our liquidity needs, we made substantially lower levels of capital expenditures in 2008 as compared to recent company history, and expect to continue that trend in 2009. Looking ahead, we expect capital expenditures in 2009 and beyond to remain at levels far less than historical averages, due to the elimination of non-core businesses and due to a shift away from capital intensive vertical integration to higher levels of outside sourcing of components from suppliers located in low cost countries. We expect capital expenditures to average $20 to $25 million annually for the foreseeable future, although the timing of expenditures may result in higher investment in some years and lower amounts in others. The amount of capital expenditures incurred during 2009 will ultimately depend on the timing and extent of economic recovery. Given current expectations, 2009 capital expenditures will remain below our target average, in the range of $15 to $18 million, as we carefully manage and prioritize expenditures based upon rapid return on the capital invested.
Significant Accounting Policies and Critical Accounting Estimates
Some of our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are subject to an inherent degree of uncertainty. They are based on our historical experience, the terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and suppliers, and information available from other outside sources, as appropriate. Actual results in these areas could differ from our estimates. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.
OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008.
The outlook for the remainder of 2009 is subject to many of the same variables that negatively impacted us in the first quarter and in 2008. As is further discussed in our Executive Summary, the condition of the global economy, commodity costs, key currency rates and weather are all important to

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
future performance. While we saw commodities and currencies generally move in directions favorable to us over the second half of 2008, our practice of mitigating our exposure to such movements will result in limited benefit being realized, particularly in the first half of 2009. Whether such movements will reverse quickly or be sustained is unknown. In addition, recent rapid declines in forecasted sales volumes, projected at least through the first two quarters of 2009, have created an environment where our level of commodity and currency hedging has exceeded target levels, which further lengthens the period of time over which our average commodity cost will decline. In any event, we will continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments.
We continue to be concerned about maintaining our expected level of sales volumes, particularly in light of current global economic conditions. The negative volume trends in the third and fourth quarters of 2008 were significantly more pronounced than we had anticipated earlier in the year, and volumes in the first quarter of 2009 were consistent with performance in the fourth quarter of 2008. We cannot project when market conditions will begin to improve. If a greater-than-expected decline in volume occurs in our key markets, this could have a further adverse effect on our current outlook.
Certain key commodities, including copper, saw significant fluctuations in pricing during 2008 and the first quarter of 2009; copper prices increased by over 22% through July and then dropped almost 63% in August through December, before rising by nearly 24% in the first quarter of 2009. As of March 31, 2009, we held approximately 70% of our total projected copper requirements for the remainder of 2009 in the form of forward purchase contracts and futures, which will provide us with substantial (though not total) protection from any resurgence in price during the remainder of the year but also will detract from our ability to benefit from any price decreases. We expect the total 2009 cost of our purchased materials for the full year, including the impact of our hedging activities, to be slightly higher than the prior year, depending on commodity cost levels (particularly steel costs) over the course of the year. As a partial means of addressing the escalating costs of commodities in 2008, we implemented price increases; over the course of 2009 we expect to closely monitor pricing levels to correspond appropriately with changes, either favorable or unfavorable, in our cost structure.
The Brazilian real, the euro and the Indian rupee continue significant volatility against the U.S. dollar. We have considerable forward purchase contracts to cover our exposure to additional fluctuations in value during the year. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet re-measurement, to have a favorable financial impact totaling approximately $18 million in 2009 when compared to 2008.
As part of our efforts to offset worsening conditions, to improve profitability and reduce the consumption of capital resources, our plans for 2009 include additional cost reduction activities including further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms, and revised sourcing plans. During 2008, we reduced our headcount by approximately 2,400 people; since January 1, 2009, we have completed further headcount reductions of approximately 600 as part of our efforts to continue to scale our business to current levels of volume. Further actions that we are considering executing in 2009 have the potential to result in additional severance costs of approximately $10 to $15 million over the remainder of the year. In 2008, we completed our initiative to close one of our U.S. operating facilities located in Tecumseh, Michigan. The closure is expected to reduce annualized costs by $7.6 million. We are continuing to evaluate our corporate infrastructure in relation to the level of business activity that remains now that the majority of our restructuring programs are completed and in light of current sales volumes. Such actions could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We incurred approximately $17.7 million in 2008 for professional fees outside the ordinary course of operations, which included legal fees for corporate governance issues and costs associated with a special meeting of shareholders. Due to these expenses, many of which were unforeseeable earlier in the year, we experienced a decline of only $2.1 million in such professional fees in 2008 compared to 2007. In the first quarter of 2009, we incurred $3.3 million in spending for these types of fees, an increase of $1.6 million over the same period of 2008. Due to pending legal actions, particularly those currently undertaken by Herrick Foundation and the ongoing antitrust investigation, we cannot state with certainty the level of spending that will be incurred in 2009. For further discussion of issues impacting our liquidity and cash flows, refer to “Liquidity and Capital Resources.”
After giving recognition to these factors, we believe it is highly unlikely that we will substantially improve 2009 operating results as compared to 2008, excluding impairments and restructuring costs. As discussed above, we remain particularly concerned about the general health of the global economy and the depth and duration of the current recession.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE
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
PART 1. FINANCIAL INFORMATION — ITEM 3
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
Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments and accounts receivable. We place our cash investments, when available, in bank deposits and investment grade, short-term debt instruments (predominately commercial paper) with reputable credit-worthy institutions and, by policy, limit the amount of credit exposure to any single institution. At March 31, 2009, all cash was held in the form of bank deposits.
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
A portion of accounts receivable of our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold by these subsidiaries, including both with and without recourse amounts, were $51.6 million and $61.4 million at March 31, 2009 and December 31, 2008, respectively, and the discount rate was 11.3% in 2009 and 11.2% in 2008. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings. Our $30 million North American credit agreement, if we were to have borrowings outstanding against it, would be variable-rate debt. Our current borrowings consist of variable-rate borrowings by our foreign subsidiaries. We also record interest expense associated with the accounts receivable discounting facilities described above. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. Based on our debt balances at March 31, 2009, a 1% increase in interest rates would increase interest expense for the year by approximately $0.4 million.
Commodity Price Risk — Our exposure to commodity cost risk is related primarily to the cost of copper and steel, as these are major components of our product cost. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. We use commodity forward purchasing contracts as well as commodity futures to help control the cost of other traded commodities, primarily copper. Company policy allows management to contract commodity forwards or futures for a limited percentage of projected raw material requirements up to 18 months in advance. Commodity forward contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice with regard to forward contracts has been to accept delivery of the commodities and consume them in manufacturing activities. At March 31, 2009 and December 31,

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
2008, we held a total notional value of $27.8 million and $37.8 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. We also initiated the purchase of commodity futures contracts in 2008, as these contracts provide us with greater flexibility in managing the substantial volatility in copper pricing. These futures are designated as hedges against the price of copper, and are accounted for as hedges on our balance sheet in accordance with SFAS 133. While we have been proactive in addressing the volatility of copper costs, including executing forward purchase contracts and futures contracts to cover approximately 70% of our anticipated copper requirements for the remainder of 2009, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. In addition, while the use of forwards and futures can mitigate the risks of cost increases associated with these commodities by “locking in” costs at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. Based on our current level of activity, and before consideration for commodity forward purchases and futures contracts, an increase in the price of copper of $100 per metric ton (an increase of 3.3% from 2008 year-end pricing) would adversely affect our annual operating profit by $1.0 million.
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
Another significant foreign currency exchange risk for our business is transaction risk, which occurs when the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. This risk affects our business adversely when foreign currencies strengthen against the dollar, which until recently has been the case for the last several years. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our income statement when they are settled. From January 1 to December 31, 2008, the euro weakened against the dollar by 4.5%, the rupee weakened by 23.4% and the real weakened by 31.9%. In general, the strengthening of the U.S. dollar is favorable to our overall results over time; however, the rapid and significant weakening of foreign currencies in the third and fourth quarters of 2008 caused balance sheet re-measurement losses to out-weigh the favorable impacts of transactional gains in the period. The euro and the rupee continued to weaken against the dollar in the first quarter of 2009, weakening by 5.1% and 4.0% respectively, while the real remained relatively flat during the period. A third type of foreign currency exchange exposure affects operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
investments in our foreign subsidiaries. It is also our policy not to purchase financial and/or derivative instruments for speculative purposes. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to the real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.
At March 31, 2009 and December 31, 2008, we held foreign currency forward contracts with a total notional value of $106.7 million and $142.1 million, respectively. We have a particularly concentrated exposure to the Brazilian real. Based on our current level of activity, and excluding any mitigation as the result of hedging activities, we believe that a strengthening in the value of the real of $0.10 per U.S. dollar would negatively impact our operating profit by approximately $7 million on an annual basis.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 4
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the President and Chief Executive Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, our President and Chief Executive Officer along with our Vice President, Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, 2) provide in reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.
Changes In Internal Control Over Financial Reporting
During the three months ended March 31, 2009, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART 1. FINANCIAL INFORMATION — ITEM 4
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
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. The public disclosure of these investigations has resulted in 36 class action lawsuits being filed against us and other compressor manufacturers as of March 31, 2009, and more lawsuits may follow. We have not yet had an opportunity to analyze the plaintiffs’ claims in the suits that have been filed and cannot say whether they have any merit. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated.
We anticipate that we will incur additional expenses as we continue to cooperate with the investigations and defend the lawsuits. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and result in financial losses in an amount we are unable to predict.
Herrick Foundation litigation
On December 8, 2008, Herrick Foundation (a Michigan non-profit corporation and as of the date of this report a holder of 15.2% of Tecumseh’s voting shares) filed suit in Lenawee County Circuit Court, seeking to block a recapitalization plan that had been announced by the company on December 5. The recapitalization, which under this plan would be achieved via a stock dividend in accordance with our articles of incorporation, would result in a consolidation of both classes of stock into a single voting class. On December 23, 2008, the Circuit Court issued a preliminary injunction preventing us from completing the recapitalization, originally scheduled to take place on December 31, 2008. We are continuing to litigate this case. These matters have and will continue to result in substantial legal and professional fees until such time as a resolution is determined. Our Board of Directors has voted to present an alternate proposed recapitalization at our 2009 Annual Meeting of Shareholders.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
Kahn shareholder lawsuit
On December 10, 2008 a shareholder class action lawsuit was filed in Lenawee County, Michigan against five of Tecumseh’s directors, alleging a breach of fiduciary duty by the defendant directors and seeking injunctive relief and damages for our proposed recapitalization plan, as discussed above in the context of Herrick Foundation’s suit. The injunctive relief sought in the Kahn case was granted in the Herrick Foundation lawsuit, and the circuit court consolidated the two cases. The plaintiff filed an amended complaint on February 20, 2009, and a response is due from the defendant directors by May 22, 2009. The circuit court scheduled a pretrial conference on May 4, 2009. It is not possible at this time to assess the probability of the outcome or the range of potential exposure.
Judicial Restructuring for Brazilian Engine Manufacturing Subsidiary
On March 22, 2007, TMT Motoco, our Brazil-based engine manufacturing subsidiary, filed a request in Brazil for court permission to pursue a judicial restructuring. The requested protection under Brazilian bankruptcy law is similar to a U.S. filing for Chapter 11 protection in that during such a restructuring TMT Motoco remains in possession of its assets and its creditors cannot impose an involuntary restructuring on it. TMT’s restructuring request was granted by the court on March 28, 2007. The judicial restructuring was completed in 2008, the facility has been sold, and the majority of TMT Motoco’s obligations have been settled. The remaining obligations are expected to be completed in the second quarter of 2009; we consider that we have adequate reserves established to cover these liabilities.
Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (RICO) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states and the District of Columbia, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We have joined the joint defense group with other lawnmower and component manufacturers who are defendants. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. We also may pursue settlement discussions. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
Other Litigation
We are also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions, incidental to our business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us,

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
management does not believe that the disposition of these other matters will have a material adverse effect on our consolidated financial position or results of operations.
Item 6. Exhibits

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

TECUMSEH PRODUCTS COMPANY
(Registrant)
Dated: May 11, 2009	BY:	/s/ James S. Nicholson
James S. Nicholson
Vice President, Treasurer and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)