Form 10-Q
period 2009-06-30
TECUMSEH PRODUCTS CO
filed 2009-08-06
CIK 96831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Outstanding at June 30, 2009

Class B Common Stock, $1.00 par value	5,077,746
Class A Common Stock, $1.00 par value	13,401,938

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION — ITEM 1
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars in millions, except share data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$74.8	$113.1
Restricted cash and cash equivalents	11.9	12.5
Accounts receivable, trade, less allowance for doubtful accounts of $1.1 in 2009 and $1.2 in 2008	78.1	88.1
Inventories	113.4	123.0
Deferred and recoverable income taxes	21.5	23.2
Recoverable non-income taxes	13.8	11.7
Assets held for sale	16.3	21.7
Fair value of hedge	5.3	—
Prepaid expenses	13.4	13.8
Other current assets	5.9	5.5

Total current assets	354.4	412.6
Property, plant, and equipment, net	254.1	244.3
Long term investments	4.9	4.8
Prepaid pension expense	82.0	81.0
Recoverable income taxes	0.1	0.1
Recoverable non-income taxes	46.4	37.0
Other assets	22.3	18.7

Total assets	$764.2	$798.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$97.9	$109.6
Short-term borrowings	37.3	30.4
Liabilities held for sale	1.3	1.0
Accrued liabilities:
Employee compensation	28.4	26.1
Product warranty and self-insured risks	11.2	12.1
Fair value of hedge	5.6	38.6
Other	18.6	21.4

Total current liabilities	200.3	239.2
Long-term debt	0.3	0.4
Deferred income taxes	4.7	8.7
Other postretirement benefit liabilities	39.0	39.5
Product warranty and self-insured risks	5.8	8.0
Pension liabilities	18.8	18.7
Other non-current liabilities	7.0	6.6

Total liabilities	275.9	321.1

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2009 and 2008	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2009 and 2008	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	455.6	504.4
Accumulated other comprehensive income	3.2	(56.5)

Total stockholders’ equity	488.3	477.4

Total liabilities and stockholders’ equity	$764.2	$798.5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION — ITEM 1
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except per share data)	2009	2008	2009	2008

Net sales	$161.2	$273.8	$309.3	$549.0
Cost of sales	156.1	240.3	294.9	469.9
Selling and administrative expenses	33.1	34.3	65.3	65.9
Impairments, restructuring charges, and other items	1.1	3.3	7.0	3.8

Operating (loss) income	(29.1)	(4.1)	(57.9)	9.4
Interest expense	2.1	6.2	5.0	13.5
Interest income and other, net	0.6	3.3	1.4	5.1

(Loss) income from continuing operations before taxes	(30.6)	(7.0)	(61.5)	1.0
Tax (benefit) expense	(7.3)	(0.4)	(13.7)	0.8

(Loss) income from continuing operations	(23.3)	(6.6)	(47.8)	0.2
(Loss) income from discontinued operations, net of tax	(1.6)	15.6	(1.0)	25.8

Net (loss) income	$(24.9)	$9.0	$(48.8)	$26.0

Basic (loss) earnings per share:*
(Loss) income from continuing operations	(1.26)	(0.36)	(2.59)	0.01
(Loss) income from discontinued operations, net of tax	(0.09)	0.85	(0.05)	1.40

Net (loss) income per share, basic	$(1.35)	$0.49	$(2.64)	$1.41

Diluted (loss) earnings per share:**
(Loss) income from continuing operations	(1.26)	(0.36)	(2.59)	0.01
(Loss) income from discontinued operations, net of tax	(0.09)	0.85	(0.05)	1.30

Net (loss) income per share, diluted	$(1.35)	$0.49	$(2.64)	$1.31

Weighted average shares, basic (in thousands)	18,480	18,480	18,480	18,480
Weighted average shares, diluted (in thousands)	19,871	19,871	19,871	19,871

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00

*	Based on 18,479,684 shares issued and outstanding throughout all periods presented.

**	On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). Diluted earnings per share for the six months ended June 30, 2008 are therefore calculated based on a total of 19,870,628 shares. For the three and six months ended June 30, 2009 and the three months ended June 30, 2008 however, this warrant is not included in diluted per share information, as the effect would be antidilutive due to the losses recorded in continuing operations.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION — ITEM 1
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in millions)	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(48.8)	$26.0
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	19.8	22.6
Impairment of long-lived assets and goodwill	1.2	—
Gain on sale of discontinued operations	—	(7.9)
Loss (gain) on disposal of property and equipment	2.4	(4.2)
Changes in assets and liabilities:
Accounts receivable	15.7	(23.7)
Inventories	19.2	(8.5)
Payables and accrued expenses	(24.9)	30.3
Employee retirement benefits	(4.9)	69.7
Deferred and recoverable taxes	(7.5)	(13.5)
Other	3.7	(11.1)

Cash (used in) provided by operating activities	(24.1)	79.7

Cash Flows from Investing Activities:
(Payments made) proceeds from sale of assets	(13.1)	22.6
Capital expenditures	(5.2)	(2.7)
Long term investments	(0.1)	—
Change in restricted cash and cash equivalents	0.6	(7.6)

Cash (used in) provided by investing activities	(17.8)	12.3

Cash Flows from Financing Activities:
Debt issuance / amendment costs	—	(1.6)
Other borrowings, net	2.3	2.5

Cash provided by financing activities	2.3	0.9

Effect of exchange rate changes on cash	1.3	9.0

(Decrease) increase in cash and cash equivalents	(38.3)	101.8

Cash and Cash Equivalents:
Beginning of period	113.1	76.8

End of period	$74.8	$178.6

Cash paid (refunds received) for income taxes	0.1	(0.3)

Cash paid for interest	5.8	10.9
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
2. Restricted Cash and Cash Equivalents
In 2008, a portion of the overfunding for the terminated salaried retirement plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six to eight years. As part of this pre-funding, a fund was established to allow us to provide future company contributions to our defined contribution plan. This fund is 100% invested in money market accounts. The arrangements we have made will fully secure the benefits payable under the old plan and will also fund the new plans, without additional annual contributions, for approximately six future years. The balance of cash restricted for this purpose was $11.9 million and $12.5 million at June 30, 2009 and December 31, 2008 respectively.
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
The net amount of the residual assets within the Electrical Components business have been classified as held for sale as of June 30, 2009 and December 31, 2008. The results for Electrical Components for the three and six month periods ended June 30, 2009 and 2008 are included in the income (loss) from discontinued operations.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Following is a summary of pretax (loss) income from discontinued operations related to the Electrical Components business for the three months ended June 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
(Dollars in millions)	June 30, 2009	June 30, 2008
Net sales	$3.0	$7.9
Cost of sales	4.0	6.6
Selling and administrative expenses	0.3	0.1
Impairments, restructuring charges, and other items	0.4	(1.5)

Operating (loss) income	(1.7)	2.7

(Loss) income from discontinued operations before income taxes	$(1.7)	$2.7

Following is a summary of pretax income (loss) from discontinued operations related to the Electrical Components business for the six months ended June 30, 2009 and 2008:

	Six Months	Six Months
	Ended	Ended
(Dollars in millions)	June 30, 2009	June 30, 2008
Net sales	$6.5	$14.4
Cost of sales	7.2	12.5
Selling and administrative expenses	0.9	0.3
Impairments, restructuring charges, and other items	(1.4)	(0.5)

Operating (loss) income	(0.2)	2.1

(Loss) income from discontinued operations before income taxes	$(0.2)	$2.1

In the first quarter of 2009, we received $2.4 million related to the sale of the Residential & Commercial portion of the Electrical Components business, which is included in impairments, restructuring charges, and other items. This amount represented the settlement of amounts previously held in escrow related to the resolution of certain contingent liabilities. This gain was somewhat offset by various expenses totaling $0.4 million and $1.0 million respectively for the three and six months ended June 30, 2009, which included legal fees, insurance costs, and costs of settling a dispute with the purchaser of the Automotive & Specialty portion of the business.
Post-closing sales price adjustments related to the divestiture of the businesses, which netted additional proceeds to the Company of $1.3 million, are included in impairments, restructuring charges, and other items in the three and six months ended June 30, 2008.
Other businesses
In 2007, we completed the sale of our Engine & Power Train business operations, other than our engine operations in Brazil, which are being liquidated. The results for the Engine & Power Train business for the three and six month periods ended June 30, 2009 and 2008 are included in the income from discontinued operations. Engine & Power Train recorded no sales for the three and six months ended June 30, 2009 and 2008; the business recorded (loss) income of ($0.1) million and $4.1 million in the three months ended June 30, 2009 and 2008, respectively, and (loss) income of ($1.0) million and $13.9 million in the six months ended June 30, 2009 and 2008,

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
respectively. The loss in 2009 related primarily to legal fees, while the profit recorded in 2008 included a curtailment gain on the salaried retirement plan of $2.9 million, a curtailment gain on the salaried other postretirement benefit (“OPEB”) plan of $6.9 million and a curtailment gain on an OPEB plan of $4.8 million.
On June 30, 2008 we sold our MP Pumps business. We recorded a gain of $7.9 million upon the sale of the business. MP Pumps was a small subsidiary which was not associated with our Compressor business or our former Electrical Components or Engine & Power Train businesses. MP Pumps recorded sales of $4.6 million and profit of $0.9 million for the three months ended June 30, 2008. Sales of $9.5 million and profit of $1.9 million were recorded for MP Pumps for the six months ended June 30, 2008.
The following table summarizes income (loss) from discontinued operations for the three and six months ended June 30, 2009 and 2008:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Electrical Components	$(1.7)	$2.7	$(0.2)	$2.1
Engine & Power Train	(0.1)	4.1	(1.0)	13.9
MP Pumps (including gain on sale)	—	8.8	—	9.8
Income taxes on discontinued operations	0.2	—	0.2	—

(Loss) income from discontinued operations	$(1.6)	$15.6	$(1.0)	$25.8

The following summary balance sheet information is derived from the businesses that are classified as held for sale as of June 30, 2009, which management believes is representative of the net assets of the remaining businesses within the former Electrical Components business.

June 30,
(Dollars in millions)	2009
ASSETS:
Accounts receivable, net	$1.3
Inventories	6.8
Other assets	—
Property, plant, and equipment, net	8.2

Total assets held for sale	$16.3

LIABILITIES:
Accounts payable, trade	$0.8
Accrued liabilities	0.5

Total liabilities held for sale	$1.3

Net assets held for sale	$15.0

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4. Inventories

	June 30,	December 31,
(Dollars in millions)	2009	2008
Raw material	$60.4	$62.6
Work in progress	0.9	9.3
Finished goods	57.3	57.2
Reserve for obsolete and slow moving inventory	(4.6)	(5.5)
Reserve for lower of cost or market	(0.6)	(0.6)

Total inventories	$113.4	$123.0

5. Property, Plant and Equipment, net

	June 30,	December 31,
(Dollars in millions)	2009	2008
Land and land improvements	$15.7	$16.5
Buildings	100.1	95.1
Machinery and Equipment	799.2	734.3

	915.0	845.9
Less accumulated depreciation	(664.2)	(603.9)

	250.8	242.0
Assets in process	3.3	2.3

Property, plant and equipment, net	$254.1	$244.3

6. Pension and Other Postretirement Benefit (OPEB) Plans
Components of net periodic benefit (income) cost are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Service cost	$0.6	$0.6	$0.1	$0.3
Interest cost	3.0	3.0	0.7	1.0
Expected return on plan assets	(4.0)	(4.5)	—	—
Amortization of prior service costs	—	(0.2)	(2.5)	(2.8)
Amortization of net gain	—	—	(0.1)	(0.5)

Net periodic benefit income	(0.4)	(1.1)	(1.8)	(2.0)
Curtailment gains	—	—	—	(4.8)

Total pension / OPEB income	$(0.4)	$(1.1)	$(1.8)	$(6.8)

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Service cost	$1.2	$1.2	$0.3	$0.7
Interest cost	5.9	7.9	1.3	2.2
Expected return on plan assets	(8.1)	(12.4)	—	(0.1)
Amortization of prior service costs	—	(0.3)	(5.0)	(5.6)
Amortization of net gain	—	—	(0.2)	(1.0)

Net periodic benefit income	(1.1)	(3.6)	(3.6)	(3.8)
Curtailment losses (gains), settlement charges (gains) and special termination charges (benefits)	0.5	(2.0)	—	(30.8)

Total pension / OPEB income	$(0.6)	$(5.6)	$(3.6)	$(34.6)

A summary of the curtailment losses (gains), settlement gains and special termination charges under the various plans for the three and six months ended June 30 is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Recorded in discontinued operations:
Engine & Power train curtailment gain	$—	$—	$—	$(4.8)

Total — curtailment gains	$—	$—	$—	$(4.8)

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Recorded in continuing operations:
Hourly pension plan curtailment loss	$—	$3.9	$—	$—
Hourly plan special termination benefit charge	—	2.4	—	—
Salaried plan settlement gain on annuities	—	(6.3)	—	—
Salaried plan special termination benefit charge	0.5	1.0	—	—
Hourly plan OPEB curtailment gain	—	—	—	(19.1)

Total — continuing operations	0.5	1.0	—	(19.1)

Recorded in discontinued operations:
Salaried plan curtailment gain	—	(2.9)	—	—
Consolidated plan curtailment gain	—	(0.1)	—	—
Salaried OPEB plan curtailment gain	—	—	—	(6.9)
Engine & Power Train curtailments		—		(4.8)

Total — discontinued operations	—	(3.0)	—	(11.7)

Total — curtailment losses (gains), settlement charges (gains) and special termination charges (benefits)	$0.5	$(2.0)	$—	$(30.8)

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
In the first quarter of 2008, we completed the reversion of our former salaried pension plan. This reversion yielded net cash proceeds to us of approximately $80 million, net of consideration for excise taxes of $20 million which were paid in cash in the second quarter of 2008. The replacement retirement program includes both defined benefit and defined contribution plans. A portion of the overfunding for the old plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six years.
In the fourth quarter of 2007 we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we are executing a reversion of our hourly pension plan. We expect that the reversion of this plan will make net cash available (after payment of excise taxes) of approximately $45 million. The

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
timing of the distribution is dependent on the length of time needed to receive a favorable determination by the IRS, and is currently expected to take place in the fourth quarter of 2009 at the earliest.
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
Historically, due to the concentration of exports, such taxes were typically credited against income taxes due. However, with reduced profitability, primarily in Brazil, we instead sought refunds via alternate proceedings. As a result, there was a substantial increase in the balance of these recoverable taxes leading up to the fourth quarter of 2008. During that quarter, we received the first of our expected refunds on the outstanding prepaid and recoverable taxes in Brazil.
We have completed refund procedures for the remaining balances. We expect to recover approximately $5.0 million of the outstanding refundable taxes in Brazil during 2009, with the remainder, approximately $46.4 million, expected to be recovered in 2010. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate against the Brazilian real at the time of receipt or future reporting date.
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(Dollars in millions)	2009	2008
Brazil	$51.4	$40.2
India	8.8	8.5

Total recoverable non-income taxes	$60.2	$48.7

At June 30, 2009, $13.8 million was included in current assets and $46.4 million was included in non-current assets.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers. Changes in the carrying amount and accrued product warranty costs for the periods ended June 30, 2009 and 2008 are summarized as follows:

	Six Months Ended	Six Months Ended
(Dollars in millions)	June 30, 2009	June 30, 2008
Balance at January 1	$6.6	$9.7
Settlements made (in cash or in kind)	(2.3)	(3.0)
Current year accrual	3.3	3.5
Adjustments to preexisting warranties	(2.1)	(0.3)
Effect of foreign currency translation	0.2	0.2
Sale of MP Pumps	—	(0.1)

Balance at June 30	$5.7	$10.0

At June 30, 2009, $5.0 million was included in current liabilities and $0.7 million was included in non-current liabilities. At December 31, 2008, $5.9 million was included in current liabilities and $0.7 million was included in non-current liabilities.
9. Debt
On March 20, 2008, we terminated our previous $75 million first lien credit agreement and entered into a new $50 million credit agreement with JPMorgan Chase Bank, N.A. as administrative agent. The original agreement provided us with a $50 million revolving line of credit (later amended to $30 million, as discussed below) expiring on March 20, 2013.
On March 18, 2009, we entered into an amendment to this credit agreement. As described above, this amendment reduced the bank’s commitment from $50 million to $30 million. Among other things, the amendment revised our fixed charge coverage ratio covenant. In the original agreement, the covenant became applicable if our availability under the facility was $20 million or less. The amendment deleted this single trigger and replaced it with a new fixed charge covenant with: i) an availability threshold of $10 million if borrowings are outstanding, or ii) liquidity thresholds of $40 million and $50 million respectively depending on whether the threshold is being tested before or after July 31, 2009. As of June 30, 2009, we had no borrowings outstanding against this agreement, and we were in compliance with all the covenants of the agreement.
At June 30, 2009, we had the capacity for borrowings under the borrowing base formula of $13.0 million in the U.S. Our domestic credit agreement also authorized us to obtain a maximum in additional financing of $133.2 million in foreign jurisdictions.
In addition to the credit agreement discussed above, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $37.6 million and $30.8 million at June 30, 2009 and December 31, 2008 respectively, and are mostly current in nature. Our weighted average interest rate for these borrowings was 9.35% and 10.4% at June 30, 2009 and December 31, 2008 respectively.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2009	2008	2009	2008

Net (loss) income	$(24.9)	$9.0	$(48.8)	$26.0
Other comprehensive income (loss):
Foreign currency translation adjustments	15.0	23.8	27.2	32.5
Gain on derivatives, net of tax	38.7	10.0	35.3	8.6

Total comprehensive income	$28.8	$42.8	$13.7	$67.1

11. Share-Based Compensation Arrangements
In the first quarter of 2008, we approved a new Long-Term Incentive Cash Award Plan for members of our senior management. The plan authorizes two types of incentive awards, both of which are based upon the value of our Class A shares; stock appreciation rights (“SARs”) and phantom stock units. Both types of awards are settled in cash.
A summary of activity under the plans for the six months ended June 30, 2009 is as follows:

	Nonvested		Vested		Total
		Weighted		Weighted
		average grant		average grant
	Number of	date value per	Number of	date value per	Number of
	awards	share	awards	share	awards

SARs:
Outstanding at December 31, 2008	327,599	$15.16	108,334	$15.16	435,933

Granted	305,939	6.19	—	—	305,939

Vested	(36,977)	15.16	36,977	15.16	—

Forfeited	—	—	—	—	—

Outstanding at June 30, 2009	596,561	$10.46	145,311	$15.16	741,872

Phantom Stock Units:
Outstanding at December 31, 2008	362,719	16.72	—	—	362,719

Granted	191,857	9.86	—	—	191,857

Vested	—	—	—	—	—

Forfeited	—	—	—	—	—

Outstanding at June 30, 2009	554,576	$14.34	—	—	554,576

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity under the plans for the six months ended June 30, 2008 is as follows:

	Nonvested		Vested		Total
		Weighted		Weighted
		average grant		average grant
	Number of	date value per	Number of	date value per	Number of
	awards	share	awards	share	awards

SARs:
Outstanding at December 31, 2007	—	—	—	—	—

Granted	435,933	$15.16	—	—	435,933

Vested	—	—	—	—	—

Forfeited	—	—	—	—	—

Outstanding at June 30, 2008	435,933	$15.16	—	—	435,933

Phantom Stock Units:
Outstanding at December 31, 2007	—	—	—	—	—

Granted	148,030	$28.82	—	—	148,030

Vested	—	—	—	—	—

Forfeited	—	—	—	—	—

Outstanding at June 30, 2008	148,030	$28.82	—	—	148,030

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
The assumptions used in the Black-Scholes model for the SARs awarded, as of the grant date, are as follows:

Award		Risk-free	Dividend	Expected		Initial value
Date	Strike price	interest rate	yield	life (years)	Volatility	per award
3/4/08	$28.82	3.37%	0.0%	7	51.18%	$15.16
1/2/09	10.07	1.87%	0.0%	7	62.78%	6.24
3/16/09	4.17	2.50%	0.0%	7	84.70%	3.17
6/15/09	9.31	3.45%	0.0%	7	90.20%	7.40

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Our liability with regard to these awards is re-measured in each quarterly reporting period. The value of the phantom stock units is determined by comparing the closing stock price on our Class A common stock on the last day of the period to the initial grant date value. At June 30, 2009 and December 31, 2008, the closing stock price on our Class A common stock was $9.71 and $9.58 respectively.
We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes model. That result is then compared to the original calculated value. At June 30, 2009 this measurement yielded the following values for the SARs, by award date:

Award		Risk-free	Dividend	Remaining		Value per
Date	Strike price	interest rate	yield	life (years)	Volatility	award
3/4/08	$28.82	3.19%	0.0%	5.7	90.56%	$5.64
1/2/09	10.07	3.19%	0.0%	6.5	90.56%	7.50
3/16/09	4.17	3.19%	0.0%	6.7	90.56%	8.41
6/15/09	9.31	3.19%	0.0%	7.0	90.56%	7.75
As both the SARs and the phantom stock units are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards. Total compensation expense related to the plan for the three months ended June 30, 2009 and 2008 was $2.8 million and $1.1 million respectively, and total compensation expense related to the plan for the six months ended June 30, 2009 and 2008 was $2.5 million and $1.5 million respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The unrecognized compensation as calculated at June 30, 2009 and December 31, 2008 was $6.1 million and $4.3 million respectively.
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
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Impairments, Restructuring Charges, and Other Items
A summary of the charges (gains) recorded in impairments, restructuring charges and other for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions, except per share data)	2009	2008	2009	2008

Excise tax expense on proceeds from salaried retirement plan reversion	$—	$—	$—	$20.0
Curtailment and settlement (gains) / losses	—	—	—	(21.5)
Environmental reserve on held-for-sale building	—	—	2.3	—
Severance, restructuring costs, and special termination benefits	1.1	3.3	4.4	5.9
Loss on transfer of surplus land	—	—	0.3	—
Gain on sale of buildings and machinery	—	—	—	(0.6)

Total impairments, restructuring charges, and other items	$1.1	$3.3	$7.0	$3.8

The severance costs incurred during the quarter ended June 30, 2009 were associated with reductions in force at our facilities in Brazil ($0.8 million) and North America ($0.3 million). For the six months ended June 30, 2009, the costs of these reductions in force were $2.7 million in Brazil, $1.1 million in North America, and $0.6 million in India. The environmental reserve established in the first quarter of 2009 represents estimated costs associated with remediation activities at some of our former facilities based on information derived from a Phase II environmental study.
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

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the three month period ended June 30, 2009, we reported loss from continuing operations in U.S. jurisdictions, loss from discontinued operations, and income in other comprehensive income (“OCI”). For the six months ended June 30, 2009, we recorded losses in all three categories in U.S. jurisdictions. Pursuant to SFAS No. 109, Paragraph 140, we allocated income taxes accordingly between continuing operations, discontinued operations and OCI. The consolidated condensed statement of operations reflects a $7.3 million income tax benefit from continuing operations for the three months ended June 30, 2009. This tax benefit is comprised of a tax benefit of $8.5 million in foreign jurisdictions and expense of $1.2 million in U.S. federal taxes. The $0.4 million tax benefit recorded against continuing operations for the second quarter of 2008 represented a tax benefit of $0.2 million for U.S. federal, benefit of $0.9 million for taxes in foreign jurisdictions, and tax expense of $0.7 million for state taxes.
For the six months ended June 30, 2009, we recorded a tax benefit of $13.7 million. This tax benefit is comprised of $0.5 million in U.S. federal, $11.7 million in foreign jurisdictions, and $1.5 million in state taxes. The state tax benefit is the result of a change in tax law. We recorded tax expense of $0.8 million for the six months ended June 30, 2008; this represented tax expense of $0.5 million for state taxes and expense of $0.3 million for taxes in foreign jurisdictions.
The receipt of $100 million in gross proceeds from the reversion of our salaried retirement plan in the first quarter of 2008 generated a tax gain that was fully offset for federal tax purposes by our NOL carryforwards.
At June 30, 2009 and December 31, 2008, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions, specifically the U.S., Brazil and India, in which we believe it is not more likely than not that the deferred taxes will be realized.
We have open tax years from 2004 to 2008, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2004 have been examined by the Internal Revenue Service.
As part of the process of finalizing the audit of our 2003 tax year, we reached an agreement with the IRS in December 2008 regarding the refund of federal income taxes previously paid related to that period. Under the agreement, we expected to receive a tax refund of $12.2 million plus interest of $2.1 million accrued through 2008, for a total of $14.3 million. These amounts were recognized in our balance sheet as of December 31, 2008 as components of recoverable income taxes (current) and interest receivable. At June 30, 2009, the amounts carried on our consolidated balance sheet were $12.2 million and $2.7 million for the recoverable income taxes and interest receivable respectively; we received the $14.9 million refund in July 2009.
As of June 30, 2009, we do not anticipate any material change in the total amount of unrecognized tax benefits within the next twelve months.
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
As of June 30, 2009 and December 31, 2008, we held an Auction Rate Certificate (ARC) and an Auction Rate Securities Right (ARSR). These assets are included in Long-Term Investments on our consolidated condensed balance sheet and are classified as Level 3.
     Foreign currency forward purchases and commodity futures contracts
Derivative instruments recognized on our balance sheet consist of foreign currency forward exchange contracts and commodity futures contracts. These contracts are recognized at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates. We classify our derivative instruments as Level 2. These instruments are recorded on our consolidated balance sheet as part of current assets and liabilities under the heading “Fair Value of Hedge.”

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Assets and liabilities recorded at fair value on a recurring basis
The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

	Total Fair
(Dollars in millions)	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$74.8	$74.8	$—	$—
Restricted cash and cash equivalents	11.9	11.9	—	—
Auction rate certificates	4.3	—	—	4.3
Auction rate securities rights	0.6	—	—	0.6
Commodity futures contracts	0.1	—	0.1	—
Foreign currency derivatives	5.2	—	5.2	—

Balance as of June 30, 2009	$96.9	$86.7	$5.3	$4.9

Liabilities:
Commodity futures contracts	$5.6	$—	$5.6	$—

Balance as of June 30, 2009	$5.6	$—	$5.6	$—

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
15. Derivative Instruments
Derivative instruments recognized on our balance sheet consist of foreign currency forward exchange contracts and commodity futures contracts. These contracts are designated as hedges as defined under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The contracts are recognized at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates. The instruments are recorded on our consolidated balance sheet as part of current assets and / or liabilities under the heading “Fair Value of Hedge.”
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
Our foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of contracts that are highly effective and qualify as a foreign currency cash flow hedge are recorded in other comprehensive income. Our Europe subsidiary had contracts for the sale of $8.4 million at June 30, 2009, and our India subsidiary had contracts for the sale of $15.0 million and $23.5 million at June 30, 2009 and December 31, 2008 respectively. Our Brazilian subsidiaries had contracts for the sale of $45.9 million and $100.0 million at June 30, 2009 and December 31, 2008 respectively.
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
We do not utilize financial instruments for trading or other speculative purposes. We generally do not hedge the net investment in our subsidiaries. All derivative financial instruments held at June 30, 2009 will mature within twelve months. All such instruments held at December 31, 2008 will mature in 2009.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Information related to the fair values of derivatives designated as hedging instruments in our consolidated balance sheets as of June 30, 2009 and December 31, 2008 is as follows:

	Asset (Liability) Derivatives
	June 30, 2009		December 31, 2008
	Financial		Financial
(Dollars in millions)	Position Location	Fair Value	Position Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Commodity futures contracts	Fair value of hedge (asset)	$0.1	Fair value of hedge (asset)	$—

Commodity futures contracts	Fair value of hedge (liability)	(5.6)	Fair value of hedge (liability)	(13.2)

Foreign currency derivatives	Fair value of hedge (asset)	5.2	Fair value of hedge (asset)	—

Foreign currency derivatives	Fair value of hedge (liability)	—	Fair value of hedge (liability)	(25.4)

Total derivatives designated as hedging instruments under SFAS 133		$(0.3)		$(38.6)

Information related to the effect of derivatives designated as hedging instruments on our consolidated financial statements for the three months ended June 30, 2009 is as follows:

			Amount of Gain or
	Amount of Gain or		(Loss) Reclassified
	(Loss) Recognized in	Location of Gain or	from Accumulated
	OCI (Effective	(Loss) Reclassified	OCI into Income
	Portion)	from Accumulated	(Effective Portion)
	Three Months Ended	OCI into Income	Three Months Ended
(Dollars in millions)	June 30, 2009	(Effective Portion)	June 30, 2009
Derivatives designated as hedging instruments under SFAS 133
Commodity futures contracts	$13.7	Cost of sales	$1.3
Foreign currency derivatives	10.0	Cost of sales	0.7

Total	$23.7		$2.0

Amount of Gain or
	Amount of Gain or		(Loss) Reclassified
	(Loss) Recognized in	Location of Gain or	from Accumulated
	OCI (Ineffective	(Loss) Reclassified	OCI into Income
	Portion)	from Accumulated	(Ineffective Portion)
	Three Months Ended	OCI into Income	Three Months Ended
(Dollars in millions)	June 30, 2009	(Ineffective Portion)	June 30, 2009
Derivatives designated as hedging instruments under SFAS 133
Commodity futures contracts	$1.0	Cost of sales	$0.3
Foreign currency derivatives	—	Cost of sales	—

Total	$1.0		$0.3

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Information related to the effect of derivatives designated as hedging instruments on our consolidated financial statements for the six months ended June 30, 2009 is as follows:

			Amount of Gain or
	Amount of Gain or		(Loss) Reclassified
	(Loss) Recognized in	Location of Gain or	from Accumulated
	OCI (Effective	(Loss) Reclassified	OCI into Income
	Portion)	from Accumulated	(Effective Portion)
	Six Months Ended	OCI into Income	Six Months Ended
(Dollars in millions)	June 30, 2009	(Effective Portion)	June 30, 2009
Derivatives designated as hedging instruments under SFAS 133
Commodity futures contracts	$16.0	Cost of sales	($1.1)
Foreign currency derivatives	14.8	Cost of sales	(5.9)

Total	$30.8		($7.0)

Amount of Gain or
	Amount of Gain or		(Loss) Reclassified
	(Loss) Recognized in	Location of Gain or	from Accumulated
	OCI (Ineffective	(Loss) Reclassified	OCI into Income
	Portion)	from Accumulated	(Ineffective Portion)
	Six Months Ended	OCI into Income	Six Months Ended
(Dollars in millions)	June 30, 2009	(Ineffective Portion)	June 30, 2009
Derivatives designated as hedging instruments under SFAS 133
Commodity futures contracts	$1.0	Cost of sales	$0.3
Foreign currency derivatives	—	Cost of sales	—

Total	$1.0		$0.3

As of June 30, 2009, we expect to reclassify losses of $0.1 million (pretax) from accumulated other comprehensive income into net income during the next twelve months.
16. Environmental Matters
We are involved in a number of environmental sites where we are either responsible for or participating in a cleanup effort. We had accrued $2.6 million at June 30, 2009 and $0.6 million at December 31, 2008 for environmental remediation. Included in the June 30, 2009 balance was an accrual of $2.2 million, which is reflective of remaining estimated costs associated with remediation activities at some of our former facilities based on information derived from a Phase II environmental study conducted in the first quarter of 2009. Although the majority of the liabilities at December 31, 2008 are associated with our Engine & Power Train business segment, which we sold during 2007, we have retained certain liabilities that may arise in connection with these locations. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their magnitude and timing, could be material to reported net income in the particular

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.
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
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (RICO) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states and the District of Columbia, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. Tecumseh has joined the joint defense group with other lawnmower and component manufacturers who are defendants; fact gathering is underway but discovery has not yet commenced. Mediation in the case began in May of 2009. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. The parties have made reasonable progress towards settlement discussions, but the defense group has not yet made a firm settlement offer. At this time, it is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
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
We intend to continue to cooperate fully with the investigations. In addition, we have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division’s Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed to not bring any criminal prosecution with respect to the investigation against the company as long as we, among other things, continue our full cooperation in the investigation. We have received similar conditional immunity from the European Commission and the SDE.
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. As of June 30, 2009, 49 purported class action lawsuits relating to the matters being investigated by the DOJ have been filed against us and other compressor manufacturers, and more lawsuits may follow. We have not yet had an opportunity to analyze the plaintiffs’ claims in the suits that have been filed and cannot say whether they have any merit. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated.
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
A portion of accounts receivable at our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discounted receivables sold with limited recourse were $17.1 million at June 30, 2009 and $23.3 million at December 31, 2008.
18. Recently Issued Accounting Pronouncements
     Business combinations / Noncontrolling interests in consolidated financial statements
Certain provisions of SFAS No. 141R, “Business Combinations,” (“FAS 141R”) and SFAS No. 160, “Noncontrolling interests in consolidated financial statements,” (FAS 160) impact the accounting for amounts recognized in business combinations that were consummated and subsidiaries that were consolidated before the effective date of these new standards. The adoption of these standards has the potential to affect the accounting for previously recognized goodwill, deferred tax assets, uncertain tax positions, and consolidated subsidiaries. FAS 141R and FAS 160 are effective for

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
fiscal years beginning on or after December 15, 2008, and their adoption did not materially affect our financial statements or results of operations. (Incl FSP 141R-1, 157-4)
In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). FSP FAS 141R-1 amends and clarifies FAS 141R to address issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Its adoption did not materially affect our financial statements or results of operations.
     Recognition and Presentation of Other-Than-Temporary Impairments
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and we its adoption did not materially affect our financial statements or results of operations.
     Interim Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 is intended to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. This FSP is effective for interim reporting periods ending after June 15, 2009, and we its adoption did not materially affect our financial statements or results of operations.
     Fair Value
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 is intended to provide additional guidance for estimating fair value in accordance with FAS 157, “Fair Value Measurements,” and includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim reporting periods ending after June 15, 2009, and its adoption did not materially affect our financial statements or results of operations.
     Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). The objective of FAS 165 is to establish principles and requirements for subsequent events, including the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which such events or transactions shall be recognized; and the disclosures that shall be made. We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
reports. This FAS was effective for interim reporting periods ending after June 15, 2009, and its adoption did not materially affect our financial statements or results of operations.
     Accounting for Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”), an amendment to SFAS No. 140. The objective of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. FAS 166 is effective for the first annual reporting period after November 15, 2009, and we do not expect its adoption to materially affect our financial statements or results of operations.
     Consolidation of Variable Interest Entities
In June 2009, the FASB issued SFAS No. 167, (“FAS 167), which amends FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” FAS 167 is intended to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. FAS 167 is effective for the first annual reporting period after November 15, 2009, and we do not expect its adoption to materially affect our financial statements or results of operations.
     Accounting Standards Codification
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and non-authoritative guidance. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, and EITF Abstracts; instead, the Board will issue new guidance as Accounting Standards Updates, which will include revisions to the codification, as well as background information and the Board’s basis for conclusions for new guidance. FAS 168 is effective for interim and annual reporting periods ending after September 15, 2009, and we do not expect its adoption to materially affect our financial statements or results of operations.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Until 2007, our business was focused upon three businesses: hermetically sealed compressors, small gasoline engine and power train products, and electrical components. Over the course of 2007 and 2008, we successfully executed a strategy to divest operations that we did not consider to be core to our ongoing business strategy. As part of that strategy, we sold the Residential & Commercial, Asia Pacific and Automotive & Specialty portions of our Electrical Components business, and also sold our Engine & Power Train business (with the exception of TMT Motoco, which recently completed a judicial restructuring and is in the process of finalizing its liquidation). We also completed the sale of MP Pumps, a business not associated with any of our major business segments. As a result of these initiatives, we are now primarily focused on our global compressor and compressor-related condensing unit business.
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
With respect to global economic activity, the recent global recession precipitated by the financial crisis, has had a detrimental effect on our sales volumes for the last four consecutive quarters. Given that the slow down in economic activity has affected all of the geographic regions where we sell our product with nearly equal severity, the impact on our financial results in these periods has been significant. Overall, volumes in the first half of 2009 across all product lines were approximately 34% lower than the previous year. While seasonal activity and some recent increases in order activity suggest that second half volumes will improve over the first half of the year, we cannot currently project when market conditions may begin to improve on a sustained or significant basis. Accordingly, we have accelerated certain restructuring activities which involve the idling of underutilized assets and reductions in employment levels throughout the world. Some actions have been implemented during the first half of the year, while additional actions are currently under negotiation with the relevant governmental labor entities, including Works Councils.
Due to the high material content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices have been extremely volatile in recent history including the first half of 2009. The price of copper is representative of this overall market volatility; from January 1 through July 31, 2008, copper prices increased by 22.6%; in the subsequent five months, the price dropped by 62.8%; then, from January 1 to June 30, 2009, copper prices rebounded, increasing once again by 65.3%. Such extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced forward and futures contracts. The cost for the types of steel utilized in our products escalated in a manner similar to copper in 2008 (one type of steel increased by 86.2% from the beginning of 2008 to September 30) but did not begin to experience any decline in certain markets, particularly in Brazil, until the past few months. Due to competitive markets, we are typically not able to quickly recover cost increases through price increases or other cost savings. While we have been proactive in addressing the volatility of these costs, including executing forward purchase and futures contracts to cover approximately 88% of our anticipated copper requirements for

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the remaining two quarters of 2009, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. In addition, while the use of forwards and futures can mitigate the risks of cost increases associated with these commodities by “locking in” costs at a specific level, declines in the prices of the underlying commodities can result in downward pressure in selling prices, particularly if competitors have lesser future purchase positions, thus causing a contraction of margins.
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. An increasing portion of our manufacturing presence is in international locations. From January 1 to December 31, 2008, approximately 81% of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India. Similarly, approximately 82% of our sales in 2008, and approximately 81% of our sales in the first two quarters of 2009, were to destinations outside the United States. As a result, our consolidated financial results are extremely sensitive to changes in foreign currency exchange rates, most notably the Brazilian real, the euro and the Indian rupee. Because of our significant manufacturing and sales presence in Brazil, changes in the Brazilian real have been especially adverse to our results of operations when compared to prior periods. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part 1, Item 3 of this report.
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
Aside from our efforts to manage increasing commodity costs and foreign exchange risk with forward purchase contracts and futures, we have executed other strategies to mitigate or partially offset the impact of rising costs and declining volumes, which include aggressive cost reduction actions, cost optimization engineering strategies, selective out-sourcing of components where internal supplies are not cost competitive, continued consolidation of our supply base and acceleration of low-cost country sourcing. In addition, the sharing of increases in raw material costs has been, and will continue to be as the situation warrants, the subject of negotiations with our customers, including seeking mechanisms that would result in more timely adjustment of pricing in reaction to changing material costs. While we believe that our mitigation strategies have offset a substantial portion of the financial impact of these increased costs, no assurances can be given that the magnitude and duration of these increased costs will not have a continued material adverse impact on our operating results. As we have raised prices to address cost increases, it is possible that customers may react by choosing to purchase their requirements from alternative suppliers, or, in the case of certain customers, to source more

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
compressors utilizing internal capabilities. It is also expected that prices would be adjusted downward when the economy contracts for an extended period of time as price competitiveness increases to secure volume. Any increases in cost that could not be recovered through increases in selling prices would make it more difficult for us to achieve our business plans.
Upon completion of the divestitures of the business operations discussed above, we eliminated all our North American debt, and accumulated substantial net cash on our balance sheet. This cash balance has become increasingly important in light of recently constrained capital markets and the current economic environment. As an additional benefit, consolidated interest expense for our business, taking into account amounts allocated to both continuing and discontinued operations, will be substantially reduced in comparison to 2008 levels. We also have received and expect further non-operational cash inflows through the end of 2009, due primarily to the receipt in July 2009 of a $14.9 million tax refund in the U.S and expected proceeds in the fourth quarter from the termination and reversion of our over-funded hourly pension plan. However, challenges remain with respect to our ability to generate appropriate levels of liquidity via results of operations, particularly those driven by global economic conditions, currency exchange and commodity pricing as discussed above. With current macroeconomic conditions and expected further volatility of the U.S. dollar versus key currencies, we did not generate cash from operations in the first half of 2009. While we expect improvement from further restructuring activities and seasonal business patterns in the latter half of 2009, we still may not generate cash from normal operations until further restructuring activities are implemented or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we continue to maintain various credit facilities, both drawn and undrawn upon, in each of the jurisdictions in which we operate. While we believe that current cash balances combined with the recently received U.S. income tax refund as well as the cash to be generated by the pension plan reversion will produce adequate liquidity to implement our business strategy over a reasonable time horizon, there can be no assurance that such improvements will ultimately be adequate if economic conditions remain at current levels or even continue to deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until the global economy begins to recover, credit markets become less constrained, and cash production from normal operations improves. In addition, while our business dispositions have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. While we believe we have adequately provided for such contingent liabilities based on currently available information, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
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

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

Three Months Ended June 30,
(dollars in millions)	2009	%	2008	%

Net sales	$161.2	100.0%	$273.8	100.0%
Cost of sales	156.1	96.8%	240.3	87.8%
Selling and administrative expenses	33.1	20.5%	34.3	12.5%
Impairments, restructuring charges, and other items	1.1	0.7%	3.3	1.2%

Operating loss	(29.1)	(18.1%)	(4.1)	(1.5%)
Interest expense	(2.1)	(1.3%)	(6.2)	(2.3%)
Interest income and other, net	0.6	0.4%	3.3	1.2%

Loss from continuing operations before taxes	(30.6)	(19.0%)	(7.0)	(2.6%)
Tax benefit	(7.3)	(4.5%)	(0.4)	0.2%

Loss from continuing operations	$(23.3)	(14.5%)	$(6.6)	(2.4%)

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008
Consolidated net sales from continuing operations in the second quarter of 2009 decreased to $161.2 million from $273.8 million in 2008. After consideration for the effect of currency translation, which decreased sales in U.S. dollars by $25.3 million, sales declined by $87.3 million or 31.9%. Compressors for commercial and aftermarket applications recorded the most substantial decline when compared to the second quarter of 2008, down by $72.9 million or 51.2%. These volume declines were driven by adverse economic conditions which create overall declines in market volumes. As customers reduced inventory balances to better reflect current sales levels, sales volumes were substantially affected. Sales for refrigeration & freezer (“R&F”) applications also recorded a significant decline, with sales reduced by $26.8 million or 31.8% year-on-year. Volumes for R&F product were also substantially affected by the global economic contraction, as consumer credit was considerably more constrained than in the second quarter of 2008 and the comparative rate of housing starts declined. The downturn in market volumes for R&F applications was the end result of a twofold effect of these economic conditions; a decreased demand by consumers, combined with lower demand from our R&F customers as they brought their own inventories in line with lower volumes. Cooler-than-normal weather also adversely affected R&F sales in the quarter just ended. Sales of compressors for air conditioning and other applications declined by $12.9 million or 27.4%.
Cost of sales was $156.1 million in the three months ended June 30, 2009 compared to $240.3 million in the three months ended June 30, 2008. As a percentage of net sales, cost of sales was 96.8% and 87.8% in the second quarters of 2009 and 2008, respectively. Gross profit (defined as net sales less cost of sales) declined by $28.4 million, from $33.5 million or 12.2% in the second quarter of 2008 to $5.1 million or 3.2% in the second quarter of 2009. The reduction in gross profit was primarily due to the abrupt decline in sales volumes, which resulted in Iower absorption of fixed costs.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The most substantial impact to gross profit in the second quarter of 2009 was volume declines, which had an unfavorable impact of $32.0 million when compared to the same quarter of 2008. Offsetting the volume declines were favorable productivity costs of $5.2 million, selling price / mix improvements of $3.0 million, favorable currency impacts of $1.9 million, and favorable commodity costs of $0.3 million as compared to the same period in 2008. Lower pension and OPEB credits reduced 2009 gross profit by $2.1 million when compared to the second quarter of 2008; in addition, favorable litigation settlement costs were recorded in Europe in 2008 amounting to $2.2 million, while no such benefit was realized in the current year. All other income and expense items reduced 2009 results by an additional $2.5 million.
Selling and administrative (“S&A”) expenses were $33.1 million and $34.3 million in the three months ended June 30, 2009 and 2008 respectively. As a percentage of net sales, S&A expenses were 20.5% in the second quarter of 2009 compared to 12.5% in the second quarter of 2008. We recorded expenditures of approximately $5.0 million in the second quarter of 2009 for one-time professional fees, primarily comprised of legal fees for corporate governance issues. This expenditure constituted an increase of $1.1 million in professional fees incurred for one-time projects when compared to the $3.9 million incurred during the same period in 2008. In addition, a favorable change in estimate of $1.9 million that was recorded in 2008 was not repeated in 2009. The effect of foreign currency translation had a favorable effect in 2009 of $2.8 million; all other S&A expenses decreased in the aggregate by $1.4 million.
We recorded expense of $1.1 million in impairments, restructuring charges, and other items in the three months ended June 30, 2009. These expenses were as a result of costs associated with reductions in force at our Brazilian ($0.8 million) and North American ($0.3 million) locations during the quarter. We recorded expense of $3.3 million in impairments, restructuring charges, and other items in the three months ended June 30, 2008. These expenses were as a result of severance and restructuring costs from previously announced actions recognized at our North American ($1.6 million) European ($0.9 million) and Brazilian ($0.8 million) locations during the quarter.
Interest expense amounted to $2.1 million in the three months ended June 30, 2009 compared to $6.2 million in the same period of 2008. The substantially lower interest expense in the current quarter was primarily attributable to reduced borrowings, including both debt balances and accounts receivable factoring. Interest income and other, net was $0.6 million in the second quarter of 2009 compared to $3.3 million in the second quarter of 2008, primarily reflecting the lower levels of cash and short-term investments held in 2009.
Our results of operations reflect a $7.3 million income tax benefit from continuing operations for the second quarter of 2009 and a $0.4 million income tax benefit from continuing operations for the second quarter of 2008. For further discussion of the factors that affect our tax benefits and expenses, refer to Note 13, “Income Taxes,” of the Notes to the consolidated condensed financial statements.
As a result of the factors described above, net loss from continuing operations for the quarter ended June 30, 2009 was $23.3 million ($1.26 per share basic and diluted) as compared to net loss of $6.6 million ($0.36 per share basic and diluted) in the same period of 2008.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Ended June 30,
(dollars in millions)	2009	%	2008	%

Net sales	$309.3	100.0%	$549.0	100.0%
Cost of sales	294.9	95.3%	469.9	85.6%
Selling and administrative expenses	65.3	21.1%	65.9	12.0%
Impairments, restructuring charges, and other items	7.0	2.3%	3.8	0.7%

Operating (loss) income	(57.9)	(18.7%)	9.4	1.7%
Interest expense	(5.0)	(1.6%)	(13.5)	(2.5%)
Interest income and other, net	1.4	0.5%	5.1	0.9%

(Loss) income from continuing operations before taxes	(61.5)	(19.9%)	1.0	0.1%
Tax (benefit) expense	(13.7)	(4.4%)	0.8	(0.1%)

(Loss) income from continuing operations	$(47.8)	(15.5%)	$0.2	* *

**	Less than 0.1%
Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008
Consolidated net sales from continuing operations in the first two quarters of 2009 decreased to $309.3 million from $549.0 million in 2008. After consideration for the effect of currency translation, which decreased sales in U.S. dollars by $53.6 million, compressor sales declined by $186.1 million or 33.9%. Sales of compressors used in commercial applications decreased by $125.2 million or 44.5%. For the commercial and aftermarket business, volume declines were driven by softer economic conditions as well as lower shipments to customers as they too reduced inventory balances to better reflect current sales levels. Dollar volume declines in sales of compressors used in R&F applications were $84.8 million or 49.3%. Volumes for R&F product were also substantially affected by the global economic contraction, as consumer credit became more constrained than in the first two quarters of 2008 and the rate of housing starts declined. The downturn in market volumes for R&F applications was the end result of the effect of these economic conditions; a decreased demand by consumers, combined with lower demand from our R&F customers as they brought their own inventories in line with lower volumes. These factors were further compounded by unusually cool weather in many of the geographic locations served. Sales of compressors for air conditioning applications and all other applications also declined by $29.6 million or 30.9%.
Cost of sales was $294.9 million in the six months ended June 30, 2009, as compared to $469.9 million in the same period of 2008. As a percentage of net sales, cost of sales was 95.3% and 85.6% in the first six months of 2009 and 2008, respectively. Gross profit (defined as net sales less cost of sales) declined by $64.7 million, from $79.1 million or 14.4% through the second quarter of 2008 to $14.4 million or 4.7% in the comparable period of 2009. As was the case for the second quarter, the reduction in gross profit was primarily due to the abrupt decline in sales volumes, which resulted in Iower absorption of fixed costs.
Volume declines accounted for the majority of the decrease in gross profit, reducing 2009 results by $61.6 million as compared to the first two quarters of 2008. Commodity costs were unfavorable year-on-year by $4.3 million, and other material variances were also unfavorable by $2.4 million. Current year margin was also unfavorably impacted by selling price and mix of $0.3 million. In addition, certain

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
items that were favorable to 2008 results did not recur in 2009. These amounts included a gain on the sale of an airplane and our former airport facility of $4.2 million and favorable litigation settlement costs of $2.2 million. Lower pension and OPEB credits of $3.0 million were also recorded in the current year. In contrast, productivity improvements of $15.0 million and favorable currency impacts of $6.3 million improved 2009 results when compared to the same period of 2008. The effect of all other income and expense items was unfavorable to 2009 results by $8.0 million.
S&A expenses were $65.3 million in the first two quarters of 2009 as compared to $65.9 million in the six months ended June 30, 2008. As a percentage of net sales, S&A expenses were 21.1% and 12.0% in 2009 and 2008, respectively. We incurred approximately $8.3 million in the first two quarters of 2009 for one-time professional fees, which included legal fees for corporate governance issues, representing an increase of $2.2 million when compared to the $6.1 million incurred in 2008. In addition, a favorable change in estimate of $1.9 million that was recorded in the second quarter of 2008 was not repeated in 2009. The effect of foreign currency translation had a favorable effect in 2009 of $6.1 million; all other S&A expenses increased in the aggregate by $1.4 million.
We recorded $7.0 million in impairments, restructuring charges, and other items in the six months ended June 30, 2009. $4.4 million of these charges related to restructuring costs at our Brazilian ($2.7 million), North American, ($1.1 million) and Indian ($0.6 million) facilities. The remainder of the expense in 2009 was primarily associated with the establishment of an environmental accrual for our former Tecumseh, Michigan facility of $2.3 million. We also incurred $0.3 million in losses related to the transfer of surplus land.
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
Interest expense amounted to $5.0 million through June 30, 2009 compared to $13.5 million in the six months ended June 30, 2008. A portion of the 2008 expense was attributable to the amortization of $1.4 million in capitalized debt amendment costs associated with our former First Lien credit agreement, which were expensed in the first quarter of 2008 upon its termination. Aside from these factors, the lower levels of discounted accounts receivable and overall debt levels over the course of 2009 have contributed to the reduction in interest costs.
Interest income and other, net was $1.4 million in the first six months of 2009 compared to $5.1 million in the same period of 2008. The decrease was due to the lower levels of cash and short-term investments held in 2009 as compared to 2008, particularly compared to the levels of cash held in the second quarter of the prior year.
Our results of operations reflect a $13.7 million income tax benefit from continuing operations for the six months ended June 30, 2009, compared to a $0.8 million income tax expense from continuing

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
operations for the six months ended June 30, 2008. For further discussion of the factors that affect our tax benefits and expenses, refer to Note 13, “Income Taxes,” of the Notes to the consolidated condensed financial statements.
After considering the factors outlined above, the net loss from continuing operations for the six months ended June 30, 2009 was $47.8 million ($2.59 per share basic and diluted) as compared to net income of $0.2 million ($0.01 per share basic and diluted) for the same period of 2008.
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
Cash Flow
In the first two quarters of 2009, cash used by operations amounted to $24.1 million. The most significant uses of cash during the quarter involved working capital requirements, particularly payables and accrued expenses, which were reduced by $24.9 million. The reduction in payables and accrued expenses was primarily reflective of reduced business volumes, which in turn led to reduced purchases of raw materials during the period. In addition, there was a reduction in payables days outstanding of two days when compared to the end of 2008. Our continued efforts to reduce inventory balances, combined with lower inventory requirements reflective of reduced sales volumes, yielded cash of $19.2 million during the first two quarters of 2009. Due to reduced sales volumes, however, the lower levels of inventory nonetheless reflect an increase in days inventory on hand (“DOH”) of five days when compared to December 31, 2008. Management of accounts receivable provided cash of $15.7 million. When evaluating days to collection for outstanding receivables, the days sales outstanding (“DSO”) improved by seven days from the end of the 2008 to June 30, 2009 (before consideration for discounted accounts receivable), reflecting a significant improvement in time to collection, particularly for our India operations. The remaining cash use was primarily attributable to cash net losses, which were a result of the economic downturn adversely affecting our sales volumes and, to a lesser extent, higher steel costs.
In evaluating balance sheet metrics, we consider the DSO and DOH metrics to be more relevant when comparing year-over-year periods than when comparing the current period to year-end, as it removes any seasonality of our sales patterns from the comparison. Average DSO improved by two days at

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009 versus June 30, 2008, before giving effect to receivables sold. DOH was nine days higher at June 30, 2009 as compared to June 30, 2008.
Cash used by investing activities was $17.8 million in the first six months of 2009 versus cash provided by investing activities of $12.3 million for the same period of 2008. 2009 expenditures of $13.1 million were related to a working capital settlement made to the purchaser of our former Engine & Powertrain business (originally reported as part of cash flows from operations in our Quarterly Report on Form 10-Q for the period ended March 31, 2009). $22.6 million in proceeds were received from the sale of assets during 2008. Asset sales in 2008 included MP Pumps for net initial cash proceeds of $14.2 million ($14.6 million less up-front expenses of $0.4 million), an airplane for $3.4 million, our Dundee, Michigan facility for $1.6 million, our Shannon, Mississippi facility for $1.2 million, excess equipment for $1.4 million, and our airport facility for $0.8 million. Changes in restricted cash represented a source of $0.6 million in cash in 2009 and a use of $7.6 million in cash in 2008.
Cash provided by financing activities was $2.3 million in the six months ended June 30, 2009 as compared to cash provided of $0.9 million in the comparable period of 2008. The changes in both periods were due to increases in borrowing at foreign facilities.
Credit Facilities and Cash on Hand
In addition to cash provided by operating activities when available, we use a combination of our revolving credit arrangement under our North American credit agreement, foreign bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our capital expenditures and working capital requirements. For the six months ended June 30, 2009 and the full year ended December 31, 2008, our average outstanding debt balance was $38.7 million and $60.2 million, respectively. The weighted average long-term interest rate was 9.4% and 10.4% at June 30, 2009 and December 31, 2008, respectively.
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
In addition to our North American credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $37.6 million at June 30, 2009.
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
At June 30, 2009, we had cash and cash equivalents in North America of approximately $41.7 million and the capacity for borrowings under the borrowing base formula of $13.0 million in the U.S. The

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
credit agreement also authorized us as of that date to obtain a maximum in additional financing sources of $133.2 million in foreign jurisdictions.
Accounts Receivable Sales
Our Brazilian, European, and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with and without recourse amounts, was $49.3 million and $61.4 million at June 30, 2009 and December 31, 2008 respectively. We cannot provide any assurances that these facilities will be available or utilized in the future. In fact, such programs have been adversely affected by the recent global financial crises both in terms of availability and cost. We reduced the utilization of these facilities throughout the last two quarters of 2008 and further in the first two quarters of 2009 in response to increasing interest rates.
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
As part of our strategy to maintain sufficient liquidity, on March 20, 2008 we entered into a $50 million credit agreement (later amended to $30 million) with JPMorgan Chase Bank, N.A. As of June 30, 2009, we had no borrowings outstanding against this agreement, and we were in compliance with all the covenants of the agreement. Based on current expectations, we anticipate remaining in compliance with the covenants of this agreement throughout the remainder of 2009.
On February 19, 2009, the Herrick Foundation gave us notice that it planned to seek representation on the Company’s board of directors by nominating a slate of four candidates for election at our upcoming 2009 annual meeting of shareholders. The election of all four of the Herrick Foundation’s nominees to the board may constitute a “change in control” under the credit agreement. The occurrence of a change in control is an event of default under the agreement that, in addition to possibly triggering cross-default provisions under other agreements, would allow JPMorgan to terminate the agreement and terminate the stand-by letters of credit issued under the agreement to support our workers’ compensation obligations. Given current market conditions, there is a significant possibility that JPMorgan would not waive this event of default, or that we would not be able to secure a replacement credit facility with

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
comparable terms — or on any terms at all. The loss of this source of liquidity could have unfavorable consequences.
The election of all four of the Herrick Foundation’s nominees to the board would also be a “change of control” under the employment agreement and retention letter of our President and CEO, Ed Buker. If, following a change of control, Mr. Buker resigns for good reason or is terminated without cause (as those terms are defined in those agreements), he would be entitled to receive the same compensation as if he had terminated his employment for good reason, except that his cash payment would include two (rather than one and one-half) times his salary then in effect and two (rather than one) times his annual target bonus. This could cost us more than $5.0 million.
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
Aside from our borrowing facilities around the world, we are generating other sources of cash through various activities as noted below.
As part of the process of finalizing the audit of our 2003 tax year, we reached an agreement with the IRS in December 2008 regarding the refund of federal income taxes previously paid related to that period. In July 2009, we received a tax refund of $12.2 million plus interest of $2.7 million, for a total of $14.9 million.
In the fourth quarter of 2007 we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we are executing a reversion of our hourly pension plan. We expect that the reversion of this plan will make net cash available (after payment of excise taxes) of approximately $45 million. The timing of the distribution is dependent on the length of time needed to receive a favorable determination by the IRS, and is currently expected to take place in the fourth quarter of 2009 at the earliest.
We have also begun to receive the expected refunds of the outstanding refundable Brazilian non-income taxes. As of December 31, 2008, and based upon the exchange rate between the U.S. dollar and the Brazilian real as of that date, we had received approximately $45.0 million in refunds. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Currently, based on indications we have received from the Brazilian tax authorities, and based on the U.S. dollar to real exchange rate as of June 30, 2009, we expect to recover approximately $5.0 million of the outstanding refundable taxes in Brazil during 2009, with the remainder, approximately $46 million, expected to be recovered in 2010.
As part of addressing our liquidity needs, we made substantially lower levels of capital expenditures in 2008 as compared to recent company history, and are continuing that trend in 2009. Looking ahead,

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
we expect capital expenditures in 2009 and beyond to remain at levels far less than historical averages, due to the elimination of non-core businesses and due to a shift away from capital intensive vertical integration to higher levels of outside sourcing of components from suppliers located in low cost countries. We expect capital expenditures to average $20 to $25 million annually for the foreseeable future, although the timing of expenditures may result in higher investment in some years and lower amounts in others. The amount of capital expenditures incurred during 2009 will ultimately depend on the timing and extent of economic recovery. Given current expectations, 2009 capital expenditures will remain below our target average, in the range of $15 to $18 million, as we carefully manage and prioritize expenditures based upon rapid return on the capital invested.
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
The outlook for the remainder of 2009 is subject to many of the same variables that negatively impacted us in the first two quarters of 2009 and in 2008. As is further discussed in our Executive Summary, the condition of the global economy, commodity costs, key currency rates and weather are all important to future performance. While we saw commodities and currencies generally move in directions favorable to us over the second half of 2008, our practice of mitigating our exposure to such movements combined with the rapid declines in forecasted sales volumes created an environment where our level of commodity and currency hedging exceeded target levels and thus resulted in limited benefit being realized in the first half of 2009. The extent to which benefits may be realized in the second half of the year will depend on movements of commodities and currencies, which have not been favorable over the second quarter of 2009, and sales volumes. In any event, we will continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments.
As further noted in our Executive Summary, we continue to be concerned about the level of sales volumes in light of current global economic conditions. The negative volume trends in the first and second quarters of 2009 were severe. While seasonal activity and some recent increases in order activity suggest that second half volumes will improve over the first half of the year, we cannot currently project when market conditions may begin to improve on a sustained or significant basis.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain key commodities, including copper, saw significant fluctuations in pricing during 2008 and the first two quarters of 2009; copper prices increased by over 22% through July and then dropped almost 63% in August through December, before rising again by over 65% in the first and second quarters of 2009. As of June 30, 2009, we held approximately 88% of our total projected copper requirements for the remainder of 2009 in the form of forward purchase contracts and futures, which will provide us with substantial (though not total) protection from further resurgence in price during the remainder of the year but also will detract from our ability to benefit from any price decreases. We expect the total 2009 cost of our purchased materials for the full year, including the impact of our hedging activities, to be flat or slightly lower than the prior year, depending on commodity cost levels (particularly steel costs) over the course of the year.
The Brazilian real, the euro and the Indian rupee continue significant volatility against the U.S. dollar. We have considerable forward purchase contracts to cover our exposure to additional fluctuations in value during the year. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet re-measurement, to have a favorable financial impact totaling approximately $18 to $25 million in 2009 when compared to 2008.
As part of our efforts to offset worsening conditions, to improve profitability and reduce the consumption of capital resources, our plans for 2009 include additional cost reduction activities including further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms, and revised sourcing plans. During 2008, we reduced our headcount by approximately 2,400 people; since January 1, 2009, we have completed headcount reductions of approximately 675 additional people as part of our efforts to continue to scale our business to current levels of volume. Further actions that we are considering executing in 2009 have the potential to result in additional severance costs of approximately $10 to $15 million over the remainder of the year. Ultimately, additional restructuring actions taken will be based upon our assessment of ongoing economic activity and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results.
We incurred approximately $17.7 million in 2008 for professional fees outside the ordinary course of operations, which included legal fees for corporate governance issues and costs associated with a special meeting of shareholders. In the first two quarters of 2009, we incurred $8.3 million in spending for these types of fees, an increase of $2.2 million over the same period of 2008. Due to pending legal actions, particularly those currently undertaken by Herrick Foundation and the ongoing antitrust investigation, we cannot state with certainty the level of spending that will be incurred in 2009. For further discussion of issues impacting our liquidity and cash flows, refer to “Liquidity and Capital Resources.”
After giving recognition to these factors, we believe that full year 2009 results will be substantially worse than 2008 whether measured before or after impairments, restructuring and other charges. However, we also believe that results in the second half of 2009 will be improved over the similar period of 2008 as a result of the cost reduction actions that have been implemented over the past 12 months and improvements in other profitability factors. However, these results are highly dependent on the general health of the global economy and whether we have seen the bottom of the recession as well as the stability of commodity costs, particularly steel.

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
Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. Any cash we hold that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with the holder of our domestic credit agreement, JPMorgan Chase Bank, N.A. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets. At June 30, 2009, all cash was held in the form of bank deposits.
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
A portion of accounts receivable of our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold by these subsidiaries, including both with and without recourse amounts, were $49.3 million and $61.4 million at June 30, 2009 and December 31, 2008, respectively, and the discount rate was 9.7% in 2009 and 11.2% in 2008. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings. Our $30 million North American credit agreement, if we were to have borrowings outstanding against it, would be variable-rate debt. Our current borrowings consist of variable-rate borrowings by our foreign subsidiaries. We also record interest expense associated with the accounts receivable discounting facilities described above. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. Based on our debt balances at June 30, 2009, a 1% increase in interest rates would increase interest expense for the year by approximately $0.4 million.
Commodity Price Risk — Our exposure to commodity cost risk is related primarily to the cost of copper and steel, as these are major components of our product cost. The rapid increase of steel prices in recent years has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. We use commodity forward purchasing contracts as well as commodity futures to help control the cost of other traded commodities, primarily copper. Company policy allows management to contract commodity forwards or futures for a limited percentage of projected raw material requirements up to 18 months in advance. Commodity forward contracts at our

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice with regard to forward contracts has been to accept delivery of the commodities and consume them in manufacturing activities. At June 30, 2009 and December 31, 2008, we held a total notional value of $21.1 million and $37.8 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. We also initiated the purchase of commodity futures contracts in 2008, as these contracts provide us with greater flexibility in managing the substantial volatility in copper pricing. These futures are designated as hedges against the price of copper, and are accounted for as hedges on our balance sheet in accordance with SFAS 133. While we have been proactive in addressing the volatility of copper costs, including executing forward purchase contracts and futures contracts to cover approximately 88% of our anticipated copper requirements for the remainder of 2009, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. In addition, while the use of forwards and futures can mitigate the risks of cost increases associated with these commodities by “locking in” costs at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. Based on our current level of activity, and before consideration for commodity forward purchases and futures contracts, an increase in the price of copper of $100 per metric ton (an increase of 2.0% from prices at June 30, 2009) would adversely affect our annual operating profit by $0.9 million.
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
Another significant foreign currency exchange risk for our business is transaction risk, which occurs when the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. This risk affects our business adversely when foreign currencies strengthen against the dollar, which until recently has been the case for the last several years. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our income statement when they are settled. From January 1 to December 31, 2008, the euro weakened against the dollar by 4.5%, the rupee weakened by 23.4% and the real weakened by 31.9%. In general, the strengthening of the U.S. dollar is favorable to our overall results over time; however, the rapid and significant weakening of foreign currencies in the third and fourth quarters of 2008 caused balance sheet re-measurement losses to out-weigh the favorable impacts of transactional gains in the period. The real strengthened substantially against the

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
dollar in the first and second quarters of 2009, strengthening by 16.5%, while the rupee was more stable, strengthening by 1.8% during the period. The euro also remained relatively flat during the period. A third type of foreign currency exchange exposure affects operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries. It is also our policy not to purchase financial and/or derivative instruments for speculative purposes. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to the real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.
At June 30, 2009 and December 31, 2008, we held foreign currency forward contracts with a total notional value of $69.3 million and $142.1 million, respectively. We have a particularly concentrated exposure to the Brazilian real. Based on our current level of activity, and excluding any mitigation as the result of hedging activities, we believe that a strengthening in the value of the real of $0.10 per U.S. dollar would negatively impact our operating profit by approximately $7 million on an annual basis.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 4
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the President and Chief Executive Officer and our Vice President, Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, our President and Chief Executive Officer along with our Vice President, Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.
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
Changes In Internal Control Over Financial Reporting
During the three months ended June 30, 2009, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. The public disclosure of these investigations has resulted in 49 class action lawsuits being filed against us and other compressor manufacturers as of June 30, 2009, and more lawsuits may follow. We have not yet had an opportunity to analyze the plaintiffs’ claims in the suits that have been filed and cannot say whether they have any merit. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated.
We anticipate that we will incur additional expenses as we continue to cooperate with the investigations and defend the lawsuits. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and result in financial losses in an amount we are unable to predict.
Herrick Foundation litigation
On December 8, 2008, Herrick Foundation (a Michigan non-profit corporation and as of the date of this report a holder of 15.2% of Tecumseh’s voting shares) filed suit in Lenawee County Circuit Court, seeking to block a recapitalization plan that had been announced by the company on December 5. The recapitalization, which under this plan would have been achieved via a stock dividend in accordance with our articles of incorporation, would have resulted in a consolidation of both classes of stock into a single voting class. On December 23, 2008, the Circuit Court issued a preliminary injunction preventing us from completing the recapitalization, originally scheduled to take place on December 31, 2008. We are continuing to litigate this case. These matters have and will continue to result in substantial legal and professional fees until such time as a resolution is determined. Our Board of Directors has voted to present an alternate proposed recapitalization at our 2009 Annual Meeting of Shareholders.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
Kahn shareholder lawsuit
On December 10, 2008 a shareholder class action lawsuit was filed in Lenawee County, Michigan against five of Tecumseh’s directors, alleging a breach of fiduciary duty by the defendant directors and seeking injunctive relief and damages for our proposed recapitalization plan, as discussed above in the context of Herrick Foundation’s suit. The injunctive relief sought in the Kahn case was granted in the Herrick Foundation lawsuit, and the circuit court consolidated the two cases. The plaintiff filed an amended complaint on February 20, 2009. The parties have agreed to, and the court has approved, an extension of time for Tecumseh and its directors to respond to the amended complaint, and for the plaintiff to seek class certification, until after our annual meeting of shareholders. It is not possible at this time to assess the probability of the outcome or the range of potential exposure.
Judicial Restructuring for Brazilian Engine Manufacturing Subsidiary
On March 22, 2007, TMT Motoco, our Brazil-based engine manufacturing subsidiary, filed a request in Brazil for court permission to pursue a judicial restructuring. The requested protection under Brazilian bankruptcy law is similar to a U.S. filing for Chapter 11 protection in that during such a restructuring TMT Motoco remains in possession of its assets and its creditors cannot impose an involuntary restructuring on it. TMT’s restructuring request was granted by the court on March 28, 2007. The judicial restructuring was completed in 2008, the facility has been sold, and the majority of TMT Motoco’s obligations have been settled. The remaining obligations are expected to be completed in the third quarter of 2009; we consider that we have adequate reserves established to cover these liabilities.
Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (RICO) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states and the District of Columbia, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We have joined the joint defense group with other lawnmower and component manufacturers who are defendants; fact gathering is underway but discovery has not yet commenced. Mediation in the case began in May of 2009. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. The parties have made reasonable progress towards settlement discussions, but the defense group has not yet made a firm settlement offer. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
Other Litigation
We are also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions, incidental to our business. Although their ultimate outcome cannot be predicted with certainty, settlements may be pursued in some cases and some may be disposed of unfavorably to us, management does not believe that the disposition of these other matters will have a material adverse effect on our consolidated financial position or results of operations.
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

TECUMSEH PRODUCTS COMPANY (Registrant)
Dated: August 6, 2009	BY:	/s/ James S. Nicholson

James S. Nicholson
Vice President, Treasurer and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)