Form 10-Q
period 2009-09-30
TECUMSEH PRODUCTS CO
filed 2009-11-05
CIK 96831

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Outstanding at October 31, 2009
Class B Common Stock, $1.00 par value	5,077,746
Class A Common Stock, $1.00 par value	13,401,938

Page
Part I. Financial Information (unaudited)

Item 1. Financial Statements (unaudited)

Consolidated Condensed Balance Sheets (unaudited)	3

Consolidated Condensed Statements of Operations (unaudited)	4

Consolidated Condensed Statements of Cash Flows (unaudited)	5

Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	49

Part II. Other Information

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	53

Item 4. Submission of Matters to a Vote of Security Holders	54

Item 6. Exhibits	55

Signatures	57

Exhibits and Schedules to Credit Agreement dated as of March 20, 2008 among Tecumseh Products Company, the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Exh. 4.1

Amendment No. 4, dated as of October 20, 2009, to the Credit Agreement dated as of March 20, 2008 among Tecumseh Products Company, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent
Exh. 4.2

Settlement Agreement and Waiver of All Rights and Claims, dated as of October 5, 2009, between Tecumseh Products Company and Edwin L. Buker.	Exh. 10.1

Certification of President Pursuant to Section 302	Exh 31.1

Certification of CFO Pursuant to Section 302	Exh 31.2

Certification of President Pursuant to Section 906	Exh 32.1

Certification of CFO Pursuant to Section 906	Exh 32.2
EX-4.1
EX-4.2
EX-10.1
EX-31
EX-32

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars in millions, except share data)	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$84.9	$113.1
Restricted cash and cash equivalents	11.4	12.5
Accounts receivable, trade, less allowance for doubtful accounts of $1.0 in 2009 and $1.2 in 2008	98.8	88.1
Inventories	106.1	123.0
Deferred and recoverable income taxes	7.2	23.2
Recoverable non-income taxes	12.9	11.7
Assets held for sale	15.9	21.7
Fair value of hedge	10.5	—
Prepaid expenses	10.5	13.8
Other current assets	7.5	5.5

Total current assets	365.7	412.6
Property, plant and equipment, net	259.4	244.3
Long-term investments	4.9	4.8
Prepaid pension expense	82.9	81.0
Recoverable non-income taxes	51.7	37.0
Other assets	19.5	18.8

Total assets	$784.1	$798.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$108.1	$109.6
Short-term borrowings	34.9	30.4
Liabilities held for sale	1.6	1.0
Accrued liabilities:
Employee compensation	31.0	26.1
Product warranty and self-insured risks	11.2	12.1
Fair value of hedge	3.5	38.6
Other	21.8	21.4

Total current liabilities	212.1	239.2
Long-term debt	0.3	0.4
Deferred income taxes	6.5	8.7
Other postretirement benefit liabilities	38.6	39.5
Product warranty and self-insured risks	5.9	8.0
Pension liabilities	19.2	18.7
Other non-current liabilities	7.3	6.6

Total liabilities	289.9	321.1

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2009 and 2008	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2009 and 2008	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	441.5	504.4
Accumulated other comprehensive (loss) income:
Other comprehensive loss	(4.0)	(88.4)
Postretirement and postemployment benefits	27.2	31.9

Total stockholders’ equity	494.2	477.4

Total liabilities and stockholders’ equity	$784.1	$798.5

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions, except per share data)	2009	2008	2009	2008

Net sales	$208.0	$256.2	$517.3	$805.2
Cost of sales	189.4	238.7	484.3	708.6
Selling and administrative expenses	29.4	33.7	94.7	99.6
Impairments, restructuring charges, and other items	3.6	16.2	10.6	20.0

Operating loss	(14.4)	(32.4)	(72.3)	(23.0)
Interest expense	3.0	7.0	7.9	20.5
Interest income and other, net	0.5	2.7	1.8	7.8

Loss from continuing operations before taxes	(16.9)	(36.7)	(78.4)	(35.7)
Tax (benefit) expense	(0.7)	(0.2)	(14.4)	0.6

Loss from continuing operations	(16.2)	(36.5)	(64.0)	(36.3)
Income from discontinued operations, net of tax	2.1	23.3	1.1	49.1

Net (loss) income	$(14.1)	$(13.2)	$(62.9)	$12.8

Basic (loss) earnings per share:*
Loss from continuing operations	(0.87)	(1.98)	(3.46)	(1.96)
Income from discontinued operations, net of tax	0.11	1.27	0.06	2.65

Net (loss) income per share, basic	$(0.76)	$(0.71)	$(3.40)	$0.69

Diluted (loss) earnings per share:**
Loss from continuing operations	(0.87)	(1.98)	(3.46)	(1.96)
Income from discontinued operations, net of tax	0.11	1.27	0.06	2.65

Net (loss) income per share, diluted	$(0.76)	$(0.71)	$(3.40)	$0.69

Weighted average shares, basic (in thousands)	18,480	18,480	18,480	18,480
Weighted average shares, diluted (in thousands)	19,871	19,871	19,871	19,871

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00

*	Based on 18,479,684 shares issued and outstanding throughout all periods presented.

**	On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). For the periods presented above, however, this warrant is not included in diluted per share information, as the effect would be antidilutive due to the losses recorded in continuing operations.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in millions)	2009	2008

Cash Flows from Operating Activities:
Net (loss) income	$(62.9)	$12.8
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	30.8	34.6
Impairment of long-lived assets and goodwill	2.2	13.4
Gain on sale of discontinued operations	—	(7.9)
Impairment of prepaid asset	1.5
Loss (gain) on disposal of property and equipment	2.4	(3.5)
Changes in assets and liabilities:
Accounts receivable	0.9	(36.9)
Inventories	31.0	8.0
Payables and accrued expenses	(7.8)	(2.8)
Employee retirement benefits	(10.0)	34.4
Deferred and recoverable taxes	(11.6)	3.3
Other	12.7	(31.3)

Cash (used in) provided by operating activities	(10.8)	24.1

Cash Flows from Investing Activities:
(Payments made) proceeds from sale of assets	(13.3)	22.6
Capital expenditures	(5.7)	(5.5)
Long-term investments	(0.2)	—
Change in restricted cash and cash equivalents	1.2	(7.6)

Cash (used in) provided by investing activities	(18.0)	9.5

Cash Flows from Financing Activities:
Debt issuance / amendment costs	—	(1.6)
Other (payments) borrowings, net	(3.0)	0.5

Cash used in financing activities	(3.0)	(1.1)

Effect of exchange rate changes on cash	3.6	16.8

(Decrease) increase in cash and cash equivalents	(28.2)	49.3

Cash and Cash Equivalents:
Beginning of period	113.1	76.8

End of period	$84.9	$126.1

Refunds received for income taxes	(13.2)	(4.0)
Cash paid for interest	9.1	16.3
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. The consolidated condensed financial statements of Tecumseh Products Company and Subsidiaries (the “Company”) are unaudited and reflect all adjustments (which are all normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial position and operating results for the interim periods. The December 31, 2008 consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report for the fiscal year ended December 31, 2008. Due to the seasonal nature of certain product lines, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
2. Restricted Cash and Cash Equivalents
In 2008, a portion of the overfunding for the terminated salaried retirement plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next six to eight years. As part of this pre-funding, a fund was established to allow us to provide future company contributions to our defined contribution plan. This fund is 100% invested in money market accounts. The arrangements we have made will fully secure the benefits payable under the old plan and will also fund the new plans, without additional annual contributions, for approximately six future years. The balance of cash restricted for this purpose was $11.4 million and $12.5 million at September 30, 2009 and December 31, 2008 respectively.
3. Discontinued Operations and Sale of Businesses
Electrical Components
During 2007, our Board of Directors approved a plan to sell the assets of our Electrical Components business. We completed the sale of the majority of the assets of the business in the same year. The net amount of the residual assets within the Electrical Components business have been classified as held for sale as of September 30, 2009 and December 31, 2008. The results for Electrical Components for the three and nine month periods ended September 30, 2009 and 2008 are included in the income (loss) from discontinued operations.
Following is a summary of pretax income (loss) from discontinued operations related to the Electrical Components business for the three months ended September 30, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
(Dollars in millions)	2009	2008
Net sales	$3.3	$9.2
Cost of sales	1.7	7.9
Selling and administrative expenses	0.1	0.2
Impairments, restructuring charges, and other items	(2.1)	1.5

Operating income (loss)	3.6	(0.4)

Income (loss) from discontinued operations before income taxes	$3.6	($0.4)

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Following is a summary of pretax income from discontinued operations related to the Electrical Components business for the nine months ended September 30, 2009 and 2008:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(Dollars in millions)	2009	2008
Net sales	$9.8	$23.6
Cost of sales	8.9	20.4
Selling and administrative expenses	1.1	0.5
Impairments, restructuring charges, and other items	(3.5)	1.0

Operating income	3.3	1.7

Income from discontinued operations before income taxes	$3.3	$1.7

In the first quarter of 2009, we received $2.4 million related to the sale of the Residential & Commercial portion of the Electrical Components business, which is included in impairments, restructuring charges, and other items. We received an additional $3.0 million in the third quarter of 2009. These amounts represented the settlement of amounts previously held in escrow related to the resolution of certain contingent liabilities. Also recorded in impairments, restructuring charges, and other items were net expenses totaling $0.9 million and $1.9 million respectively for the three and nine months ended September 30, 2009. These included legal fees and settlements, asset impairments and costs of settling a dispute with the purchaser of the Automotive & Specialty portion of the business.
Post-closing sales price adjustments related to the divestiture of the businesses, which netted additional proceeds to the Company of $1.3 million, are included in impairments, restructuring charges, and other items in the nine months ended September 30, 2008.
Other businesses
In 2007, we completed the sale of our Engine & Power Train business operations, other than our engine operations in Brazil, which are being liquidated. The results for the Engine & Power Train business for the three and nine month periods ended September 30, 2009 and 2008 are included in the income from discontinued operations. Engine & Power Train recorded no sales for the three and nine months ended September 30, 2009 and 2008; the business recorded (loss) income of ($1.0) million and $28.3 million in the three months ended September 30, 2009 and 2008, respectively, and (loss) income of ($2.0) million and $42.2 million in the nine months ended September 30, 2009 and 2008, respectively. The loss in 2009 relates primarily to legal fees, while the profit recorded in 2008 relates primarily to a curtailment gain on the salaried retirement plan of $2.9 million, a curtailment gain on the salaried other postretirement benefit (“OPEB”) plan of $6.9 million and curtailment gains on other OPEB plans of $35.0 million.
On June 30, 2008 we sold our MP Pumps business. We recorded a gain of $7.9 million upon the sale of the business. MP Pumps was a small subsidiary which was not associated with our Compressor business or our former Electrical Components or Engine & Power Train businesses. MP Pumps recorded sales of $3.9 million and profit of $0.7 million for the three months ended September 30, 2008. Sales of $9.5 million and profit of $1.8 million were recorded for MP Pumps for the nine months ended September 30, 2008.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Electrical Components	$3.6	$(0.4)	$3.3	$1.7
Engine & Power Train	(1.0)	28.3	(2.0)	42.2
MP Pumps (including gain on sale)	—	0.7	—	9.7
Income taxes on discontinued operations	(0.5)	(5.3)	(0.2)	(4.5)

Income from discontinued operations	$2.1	$23.3	$1.1	$49.1

The following summary balance sheet information is derived from the businesses that are classified as held for sale as of September 30, 2009, which management believes is representative of the net assets of the remaining businesses within the former Electrical Components business.

September 30,
(Dollars in millions)	2009
ASSETS:
Accounts receivable, net	$1.8
Inventories	5.8
Other assets	0.1
Property, plant and equipment, net	8.2

Total assets held for sale	$15.9

LIABILITIES:
Accounts payable, trade	$1.0
Accrued liabilities	0.6

Total liabilities held for sale	$1.6

Net assets held for sale	$14.3

4. Inventories

	September 30,	December 31,
(Dollars in millions)	2009	2008
Raw material	$53.9	$62.6
Work in progress	1.0	9.3
Reserve for obsolete and slow moving inventory	(4.9)	(5.5)
Finished goods	56.6	57.2
Less: reserve for lower of cost or market	(0.5)	(0.6)

Finished goods, net	56.1	56.6

Total inventories	$106.1	$123.0

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5. Property, Plant and Equipment, net

	September 30,	December 31,
(Dollars in millions)	2009	2008
Land and land improvements	$16.0	$16.5
Buildings	104.4	95.1
Machinery and Equipment	844.8	734.3

	965.2	845.9
Less accumulated depreciation	(708.4)	(603.9)

	256.8	242.0
Construction in process	2.6	2.3

Property, plant and equipment, net	$259.4	$244.3

6. Pension and Other Postemployment Benefit (OPEB) Plans
Components of net periodic benefit (income) cost are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Service cost	$0.6	$0.6	$0.1	$0.3
Interest cost	2.9	3.0	0.6	0.9
Expected return on plan assets	(4.1)	(4.6)	—	(0.1)
Amortization of prior service costs	—	(0.1)	(2.4)	(2.5)
Amortization of net gain	—	—	(0.1)	(0.4)

Net periodic benefit income	(0.6)	$(1.1)	(1.8)	$(1.8)
Curtailment gains	—	—	—	(30.2)

Total pension / OPEB income	$(0.6)	$(1.1)	$(1.8)	$(32.0)

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Service cost	$1.8	$1.8	$0.4	$1.0
Interest cost	8.8	10.8	1.9	3.1
Expected return on plan assets	(12.2)	(17.0)	—	(0.2)
Amortization of prior service costs	—	(0.4)	(7.4)	(8.1)
Amortization of net gain	—	—	(0.3)	(1.4)

Net periodic benefit income	(1.6)	$(4.8)	(5.4)	$(5.6)
Curtailment losses (gains), settlement charges (gains) and special termination charges (benefits)	0.5	(2.0)	—	(60.9)

Total pension / OPEB income	$(1.1)	$(6.8)	$(5.4)	$(66.5)

A summary of the curtailment losses (gains), settlement gains and special termination charges            under the various plans for the three and nine months ended September 30 is as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended}
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Recorded in discontinued operations:
Engine & Power train curtailment gain	$—	$—	$—	$(30.2)

Total curtailment gains	$—	$—	$—	$(30.2)

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008
Recorded in continuing operations:
Hourly pension plan curtailment loss	$—	$3.9	$—	$—
Hourly plan special termination benefit charge	—	2.4	—	—
Salaried plan settlement gain on annuities	—	(6.3)	—	—
Salaried plan special termination benefit charge	0.5	1.0	—	—
Hourly plan OPEB curtailment gain	—	—	—	(19.1)

Total continuing operations	0.5	1.0	—	(19.1)

Recorded in discontinued operations:
Salaried plan curtailment gain	—	(2.9)	—	—
Consolidated plan curtailment gain	—	(0.1)	—	—
Salaried OPEB plan curtailment gain	—	—	—	(6.9)
Engine & Power Train curtailments		—		(34.9)

Total discontinued operations	—	(3.0)	—	(41.8)

Total curtailment losses (gains), settlement charges (gains) and special termination charges (benefits)	$0.5	$(2.0)	$—	$(60.9)

All of the curtailment losses (gains), settlement gains and special termination charges that are recorded as part of continuing operations are included in impairments, restructuring, and other items.
We use December 31 as the measurement date for determining pension and postemployment (OPEB) benefit obligations. Information regarding the funded status and net periodic benefit costs was reconciled to or stated as of the fiscal year end of December 31.
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
In the fourth quarter of 2007 we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we are executing a reversion of our hourly pension plan. We expect that the reversion of this plan will make net cash available (after payment of excise taxes) of approximately $45 million. The timing of the distribution is dependent on the length of time needed to receive a favorable determination by the IRS, while it is still possible that it could be completed in the fourth quarter of 2009, the first quarter of 2010 currently appears more likely.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
We expect to make contributions of $0.2 million to our pension plans in 2009.
7. Recoverable Non-income Taxes
We pay various value-added taxes in jurisdictions outside of the United States. These include taxes levied on material purchases, fixed asset purchases, and various social taxes. The majority of these taxes are creditable when goods are sold to customers domestically or against income taxes due. Since the taxes are recoverable, they are recorded as assets upon payment of the taxes. For recoverable non-income taxes recorded in India and Europe, the amounts are ordinarily recovered within a year of the initial payment.
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
We have completed procedures requesting refunds for the remaining balances. We expect to recover at least $4.4 million of the outstanding refundable taxes in Brazil over the next twelve months, with the remainder, approximately $51.7 million, expected to be recovered before the end of 2010. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate against the Brazilian real at the time of receipt or future reporting date.
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(Dollars in millions)	2009	2008
Brazil	$56.1	$40.2
India	7.6	8.5
Europe	0.9	—

Total recoverable non-income taxes	$64.6	$48.7

At September 30, 2009, $12.9 million was included in current assets and $51.7 million was included in non-current assets.
8. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers. Historically, estimates of warranty commitments have not differed materially from actual results; however, unanticipated product quality issues could result in material changes to estimates in future periods. Changes in the carrying amount

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
and accrued product warranty costs for the periods ended September 30, 2009 and 2008 are summarized as follows:

	Nine Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2009	September 30, 2008

Balance at January 1	$6.6	$9.7
Settlements made (in cash or in kind)	(4.1)	(5.4)
Current year accrual	3.6	5.1
Adjustments to preexisting warranties	(1.1)	(0.2)
Effect of foreign currency translation	0.3	(0.4)
Sale of MP Pumps	—	(0.1)

Balance at September 30	$5.3	$8.7

At September 30, 2009, $4.8 million was included in current liabilities and $0.5 million was included in non-current liabilities. At December 31, 2008, $5.9 million was included in current liabilities and $0.7 million was included in non-current liabilities.
9. Debt
On March 20, 2008, we terminated our previous $75 million first lien credit agreement and entered into a new $50 million credit agreement with JPMorgan Chase Bank, N.A. as administrative agent. The agreement is secured by accounts receivable and inventories in the U.S. and Canada, as well as certain fixed assets and 65% of the stock of our foreign subsidiaries. The original agreement provided us with a $50 million revolving line of credit (later amended to $30 million, as discussed below) expiring on March 20, 2013.
On March 18, 2009, we entered into an amendment to this credit agreement. As described above, this amendment reduced the bank’s commitment from $50 million to $30 million. Among other things, the amendment revised our fixed charge coverage ratio covenant. In the original agreement, the covenant became applicable if our availability under the facility was $20 million or less. The amendment deleted this single trigger and replaced it with a new fixed charge covenant with: i) an availability threshold of $10 million if borrowings are outstanding, or ii) a liquidity threshold of $40 million if the fixed charge covenant is tested prior to July 31, 2009, and $50 million if tested after that date. Because our liquidity exceeded $50 million at September 30, 2009, the fixed charge covenant did not apply (although we did not meet the fixed charge covenant at September 30, 2009).
On August 28, 2009, we announced that all four of the nominees put forth by the Herrick Foundation for election to our board of directors had been elected to the board. This change in the composition of our board of directors constituted a “change in control” under our credit agreement with JPMorgan Chase. The occurrence of a change in control was an event of default under the agreement .
On October 20, 2009, we entered into an amendment to our credit agreement with JPMorgan Chase. Under the terms of the amendment, among other things, JPMorgan Chase waived the event of default relating to the change in control and the maturity date of the credit agreement was

Page13

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
shortened from March 2013 to January 31, 2011. In addition, interest rates on any borrowings under the agreement increase by 0.5% as compared to the agreement prior to the amendment.
As of September 30, 2009, we had no borrowings outstanding under this agreement, and capacity for borrowings in the U.S. under the borrowing base formula of $15.1 million. After giving effect to the amendment discussed above, we were in compliance with all the covenants of the agreement.
Our domestic credit agreement also authorizes us to obtain a maximum in additional financing of up to $135.6 million in foreign jurisdictions. Our borrowings under current credit facilities at foreign subsidiaries totaled $35.2 million at September 30, 2009, with availability to obtain additional borrowings of $31.1 million, for a total borrowing capacity of $66.3 million; accordingly, we were fully in compliance with this requirement of our U.S. credit agreement.
There are significant restrictions to our ability to pay cash dividends under our domestic credit agreement. Cash dividends may only be paid if 1) no event of default has occurred and is continuing or would result after giving effect to the dividend payment, 2) a minimum of $50 million in liquidity is maintained subsequent to the dividend payment, and 3) the fixed charge covenant ratio was met for the preceding four quarters. As discussed above, we would not currently be in compliance with this covenant if we intended to pay cash dividends. We have no current expectation to pay dividends.
Borrowing arrangements at our foreign subsidiaries consist of credit facilities to support working capital needs as well as government sponsored borrowings which provide advantageous lending rates. The borrowing arrangements in India are secured by the land, building and equipment for those locations; some of the Brazilian arrangements are secured by inventories or accounts receivable. There are no restrictive covenants on these credit facilities. Our borrowings under these arrangements totaled $35.2 million and $30.8 million at September 30, 2009 and December 31, 2008 respectively, and are mostly current in nature. Our weighted average interest rate for these borrowings was 9.4% and 10.4% at September 30, 2009 and December 31, 2008 respectively.
10. Accumulated Other Comprehensive Income (AOCI)
A summary of comprehensive income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2009	2008	2009	2008

Net (loss) income	$(14.1)	$(13.2)	$(62.9)	$12.8
Other comprehensive income (loss):
Foreign currency translation adjustments	18.0	(64.0)	53.3	(31.5)
Gain (loss) on derivatives, net of tax	3.9	(26.2)	31.1	(17.6)

Total comprehensive income (loss)	$7.8	$(103.4)	$21.5	$(36.3)

The gains on derivatives in 2009 relate to the significant increase in the fair market value of copper and the pronounced weakening of the U.S. dollar against other key currencies, particularly the real,

Page14

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
the rupee, and the euro. In contrast, in the third quarter of 2008, copper prices were declining, while the dollar strengthened.
Other changes to AOCI are recorded for losses related to liabilities for pension and OPEB. We recorded loss of $1.7 million and $4.7 million for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, we recorded loss of $32.8 million and $27.9 million respectively.
11. Share-Based Compensation Arrangements
In the first quarter of 2008, we approved a new Long-Term Incentive Cash Award Plan for members of our senior management. The plan authorizes two types of incentive awards, both of which are based upon the value of our Class A shares; stock appreciation rights (“SARs”) and phantom stock units. Both types of awards are settled in cash.
A summary of activity under the plans for the nine months ended September 30, 2009 is as follows:

	Nonvested		Vested		Total
		Weighted average		Weighted average
	Number of	grant date value	Number of	grant date value
SARs:	awards	per share	awards	per share	Number of awards

Outstanding at December 31, 2008	327,599	$15.16	108,334	$15.16	435,933

Granted in 2009	305,939	6.19	—	—	305,939

Vested	(145,311)	15.16	145,311	15.16	—
Forfeited	—	—	—	—	—

Outstanding at September 30, 2009	488,227	$9.54	253,645	$15.16	741,872

Phantom Stock Units:

Outstanding at December 31, 2008	362,719	$16.72	—	—	362,719

Granted	191,857	9.86	—	—	191,857

Vested	(61,125)	8.18	61,125	$8.18	—

Forfeited	—	—	—	—	—

Outstanding at September 30, 2009	493,451	$15.11	61,125	$8.18	554,576

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
A summary of activity under the plans for the nine months ended September 30, 2008 is as follows:

	Nonvested		Vested		Total
		Weighted		Weighted
		average grant		average grant
	Number of	date value per	Number of	date value per	Number of
SARs:	awards	share	awards	share	awards
Outstanding at December 31, 2007	—	—	—	—	—

Granted	435,933	$15.16	—	—	435,933

Vested	(108,334)	15.16	108,334	$15.16	—

Forfeited	—	—	—	—	—

Outstanding at September 30, 2008	327,599	$15.16	108,334	$15.16	435,933

Phantom Stock Units:
Outstanding at December 31, 2007	—	—	—	—	—

Granted	148,030	$28.82	—	—	148,030

Vested	—	—	—	—	—

Forfeited	—	—	—	—	—

Outstanding at September 30, 2008	148,030	$28.82	—	—	148,030

On October 2, 2009, the employment of Edwin L. Buker, formerly our Chairman of the Board, President and Chief Executive Officer, was terminated. We entered into an agreement with Mr. Buker whereby he has received a cash payment of $2.59 million in the fourth quarter of 2009 in full settlement of all rights to compensation and benefits, including previously vested and yet-to-be-vested SARs as well as yet-to-be-vested phantom stock units. The forfeiture of Mr. Buker’s share-based compensation arrangements will be reflected in the fourth quarter of 2009, and is expected to result in a reduction of our liability of $1.4 million in that period.
With the exception of one-third of the 325,002 SARs awarded on March 4, 2008 to Mr. Buker, which vested on August 13, 2008, none of the awards vested or expired during 2008. 145,311 of the SARs and 61,125 of the phantom stock units vested in 2009, although 124,825 of those SARs (as well as the 108,334 SARs that vested in 2008) will be forfeited in the fourth quarter of 2009 in accordance with the settlement agreement described above.
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
The assumptions used in the Black-Scholes model for the SARs awarded, as

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
of the grant date, are as follows:

Award		Risk-free	Dividend	Expected		Initial value
Date	Strike price	interest rate	yield	life (years)	Volatility	per award
3/4/08	$28.82	3.37%	0.0%	7	51.18%	$15.16
1/2/09	10.07	1.87%	0.0%	7	62.78%	6.24
3/16/09	4.17	2.50%	0.0%	7	84.70%	3.17
6/15/09	9.31	3.45%	0.0%	7	90.20%	7.40
Our liability with regard to these awards is re-measured in each quarterly reporting period. The value of the phantom stock units is determined by comparing the closing stock price on our Class A common stock on the last day of the period to the initial grant date value. At September 30, 2009 and December 31, 2008, the closing stock price on our Class A common stock was $11.33 and $9.58 respectively.
We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes model. That result is then compared to the original calculated value. At September 30, 2009 this measurement yielded the following values for the SARs, by award date:

Award		Risk-free	Dividend	Remaining		value per
Date	Strike price	interest rate	yield	life (years)	Volatility	award
3/4/08	$28.82	2.93%	0.0%	5.4	91.65%	$6.71
1/2/09	10.07	2.93%	0.0%	6.3	91.65%	8.91
3/16/09	4.17	2.93%	0.0%	6.4	91.65%	9.90
6/15/09	9.31	2.93%	0.0%	6.8	91.65%	9.19
As both the SARs and the phantom stock units are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards. Total compensation (benefit) expense related to the plan for the three months ended September 30, 2009 and 2008 was $1.9 million and $0.4 million respectively, and total compensation expense related to the plan for the nine months ended September 30, 2009 and 2008 was $4.6 million and $1.9 million respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The unrecognized compensation liability as calculated at September 30, 2009 and December 31, 2008 was $6.1 million and $4.3 million respectively.
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
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Impairments, Restructuring Charges, and Other Items
A summary of the charges (gains) recorded in impairments, restructuring charges and other for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in millions, except per share data)	September 30,		September 30,
	2009	2008	2009	2008
Excise tax expense on proceeds from salaried retirement plan reversion	$—	$—	$—	$20.0
Curtailment and settlement (gains) / losses	—	—	—	(21.5)
Environmental reserve on held-for-sale building	—	—	2.3	—
Severance, restructuring costs, and special termination benefits	1.1	1.0	5.5	6.9
Loss on transfer of surplus land	—	—	0.3	—
Impairments of buildings and machinery	—	15.2	—	15.2
Gain on sale of buildings and machinery	—	—	—	(0.6)
Impairment of investment in subsidiary	1.0	—	1.0	—
Impairment of prepaid outside sales expense	1.5		1.5

Total impairments, restructuring charges, and other items	$3.6	$16.2	$10.6	$20.0

The amounts reported under “severance, restructuring costs, and special termination benefits” represent severance payments made to employees, payroll taxes, and other benefit-related costs for employees terminated during the period. For the quarter ended September 30, 2009, these costs included $1.0 million in Brazil and $0.1 million in North America.. For the nine months ended September 30, 2009, these costs included $3.7 million in Brazil, $1.2 million in North America and $0.6 million in India. For the quarter ended September 30, 2008, these costs included $0.9 million in Brazil and $0.1 million in North America. For the nine months ended September 30, 2009, these costs included $2.9 million in Brazil, $3.1 million in North America and $0.9 million in Europe. For the 2009 expenses and the majority of the 2008 expenses, cash outlays were incurred in the same period as the recorded expense. However, for the expenses of $3.1 million associated with the closure of our Tecumseh, Michigan facility in the second quarter of 2008, some of the cash outlays extended into the third quarter of that year.
The majority of the severance costs were included on our balance sheet as part of accrued payroll until paid in cash. The unpaid liabilities associated with the Tecumseh facility closure were included in our balance sheet under pension liabilities, as the payments were associated with post-employment benefits and covered under collective bargaining agreements requiring these payments to be made out of the pension plan. Cash outflows associated with the Tecumseh closure were complete as of September 30, 2008.
The environmental reserve of $2.3 million, which was established in the first quarter of 2009, represents estimated costs associated with remediation activities at some of our former facilities based on information derived from a Phase II environmental study. The timing and amount of cash expenditures related to this estimated liability cannot currently be determined.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
$1.5 million in expense in the third quarter of 2009 was the result of the write-off of pre-paid expenses for outside sales support, upon the determination that these services would not provide benefit to the Company over the upcoming year. We also recorded $1.0 million in the third quarter of 2009 to reflect the impairment of our investment in an unconsolidated subsidiary.
The $15.2 million recognized for impairments of buildings and machinery for the three and nine months ended September 30, 2008 was due to the decision made in the third quarter of 2008 to relocate and consolidate certain of our global manufacturing capabilities. The expense was recognized in Brazil ($11.0 million), North America ($3.6 million), and India ($0.6 million).
Other charges (gains) recognized in 2008 related to our pension and other postemployment benefit plans. Refer to Note 6 for further discussion of these charges (gains).
13. Income Taxes
We adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. We also record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.
In addition, income taxes are allocated between continuing operations, discontinued operations and other comprehensive income since all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations. We apply this concept by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.
For the three and nine month periods ended September 30, 2009, we reported losses from continuing operations in U.S. jurisdictions, income from discontinued operations, and income in other comprehensive income (“OCI”). We allocated income taxes accordingly between continuing operations, discontinued operations and OCI. The consolidated condensed statement of operations reflects a $0.7 million income tax benefit from continuing operations for the three months ended September 30, 2009. This tax benefit is comprised of a tax expense of $7.0 million in foreign jurisdictions (including the establishment of a valuation allowance of $5.0 million, as discussed below) and benefit of $7.7 million in U.S. federal taxes. The $0.2 million tax benefit recorded against continuing operations for the third quarter of 2008 represented a tax benefit of $3.7 million for U.S. federal taxes, expense of $2.8 million for taxes in foreign jurisdictions, and tax expense of $0.7 million for state taxes.
For the nine months ended September 30, 2009, we recorded a tax benefit of $14.4 million. This tax benefit is comprised of $8.2 million in U.S. federal tax benefits, $4.7 million in tax benefits in foreign jurisdictions, and $1.5 million in state tax benefits. The state tax benefit is the result of a change in tax law. We recorded tax expense of $0.6 million for the nine months ended September 30, 2008; this represented tax benefit of $3.7 million for U.S. federal, expense of $1.2 million for state taxes and expense of $3.1 million for taxes in foreign jurisdictions.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The receipt of $100 million in gross proceeds from the reversion of our salaried retirement plan in the first quarter of 2008 generated a tax gain that was fully offset for federal tax purposes by our NOL carryforwards.
In the third quarter of 2009, a valuation allowance of $5.0 million was recorded against our deferred tax assets in France. We recorded this allowance because an analysis of recent accumulated losses and expected future losses caused us to conclude that it is no longer more likely than not that those deferred tax assets will be realized.
At September 30, 2009 and December 31, 2008, full valuation allowances were also recorded against deferred tax assets for other tax jurisdictions, specifically the U.S., Brazil and India, in which we believe it is not more likely than not that the deferred taxes will be realized.
We have open tax years from 2004 to 2008, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2004 have been examined by the Internal Revenue Service.
As part of the process of finalizing the audit of our 2003 tax year, we reached an agreement with the IRS in December 2008 regarding the refund of federal income taxes previously paid related to that period. We received the $14.9 million refund, which represented $12.2 in refund of taxes paid and $2.7 million in interest, in July 2009. Amended returns were filed during the quarter relating to a similar issue for other years, resulting in the recognition of a net tax benefit of $1.9 million.
As of September 30, 2009, we do not anticipate any material change in the total amount of unrecognized tax benefits within the next twelve months.
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

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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
As of September 30, 2009 and December 31, 2008, we held an Auction Rate Certificate (ARC) and an Auction Rate Securities Right (ARSR). Since the ARSR is non-transferable and not traded on any exchange, the Company has elected to measure it using the fair value option. The ARSR represents a guarantee of the par value of the ARC, and the Company has valued the ARSR using a present value model. In valuing the ARSR, the Company calculated the present value of the difference between the par value of the ARC and the current fair value of the ARC. These assets are included in Long-Term Investments on our consolidated condensed balance sheet and are classified as Level 3.
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
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
     Assets and liabilities recorded at fair value on a recurring basis
The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

	Total Fair
(Dollars in millions)	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$84.9	$84.9	$—	$—
Restricted cash and cash equivalents	11.4	11.4	—	—
Auction rate certificates	4.3	—	—	4.3
Auction rate securities rights	0.6	—	—	0.6
Commodity futures contracts	3.2	—	3.2	—
Foreign currency derivatives	7.3	—	7.3	—

Balance as of September 30, 2009	$111.7	$96.3	$10.5	$4.9

Liabilities:
Commodity futures contracts	$3.5	$—	$3.5	$—

Balance as of September 30, 2009	$3.5	$—	$3.5	$—

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
15. Derivative Instruments
Derivative instruments recognized on our balance sheet consist of foreign currency forward exchange contracts and commodity futures contracts. These contracts are designated as cash flow hedges. The contracts are recognized at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates. The instruments are recorded on our consolidated balance sheet as part of current assets and / or liabilities under the heading “Fair Value of Hedge.”
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
The effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings upon settlement of the contracts. If derivatives are deemed ineffective at any time, the ineffective portion of the gain or loss is recognized immediately in earnings. In either case, the derivatives affect cash flow at the time the contracts are settled.
All of our financial derivatives are over-the-counter agreements entered into with highly-rated financial institutions. We are exposed to credit-related losses in the event of non-performance by these counterparties; however, our exposure is generally limited to the unrealized gains in our contracts should any of the counterparties fail to perform as contracted.
Our foreign subsidiaries use forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. The contracts generally mature within one year and are designed to limit exposure to exchange rate fluctuations. On the date a forward exchange contract is entered into, it is designated as a foreign currency cash flow hedge. Subsequent changes in the fair value of contracts that are highly effective and qualify as a foreign currency cash flow hedge are recorded in other comprehensive income. Our Europe subsidiary had contracts for the sale of $3.2 million at September 30, 2009, and our India subsidiary had contracts for the sale of $14.0 million and $23.5 million at September 30, 2009 and December 31, 2008 respectively. Our Brazilian subsidiaries had contracts for the sale of $51.8 million and $100.0 million at September 30, 2009 and December 31, 2008 respectively.
We also utilize commodity futures contracts, with the intent of minimizing the impact of market fluctuations in commodity prices on our financial results. We manage our exposure to the volatility in the prices of commodities, particularly copper, through a combination of commodity forward contracts and commodity futures. Our policies permit entering into commodity futures contracts up to an eighteen month time horizon. The commodity futures contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. The commodity forward contracts do not qualify for hedge accounting treatment, as they are essentially purchase contracts intended to fix the price of the commodity for which we will accept delivery at a later date. Gains

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
and losses from changes in the value of commodity forward contracts are recognized in earnings at the time the finished product that incorporates the commodity is sold.
We do not utilize financial instruments for trading or other speculative purposes. We generally do not hedge the net investment in our subsidiaries. All derivative financial instruments held at September 30, 2009 will mature within twelve months. All such instruments held at December 31, 2008 will mature in 2009.
Information related to the fair values of derivatives designated as hedging instruments in our consolidated balance sheets as of September 30, 2009 and December 31, 2008 is as follows:

	Asset (Liability) Derivatives
(Dollars in millions)	September 30, 2009		December 31, 2008
	Financial		Financial
	Position Location	Fair Value	Position Location	Fair Value
Derivatives designated as hedging instruments
Commodity futures contracts	Fair value of hedge (asset)	$3.2	Fair value of hedge (asset)	$—
Commodity futures contracts	Fair value of hedge (liability)	(3.5)	Fair value of hedge (liability)	(13.2)
Foreign currency derivatives	Fair value of hedge (asset)	7.3	Fair value of hedge (asset)	—
Foreign currency derivatives	Fair value of hedge (liability)	—	Fair value of hedge (liability)	(25.4)

Total derivatives designated as hedging instruments		$7.0		$(38.6)

Information related to the effect of derivatives designated as hedging instruments on our consolidated financial statements for the three months ended September 30, 2009 is as follows:

			Amount of Gain or
	Amount of Gain or		(Loss) Reclassified
	(Loss) Recognized	Location of Gain or	from Accumulated
	in OCI (Effective	(Loss) Reclassified	OCI into Income
	Portion)	from Accumulated	(Effective Portion)
	Three Months Ended	OCI into Income	Three Months Ended
(Dollars in millions)	September 30, 2009	(Effective Portion)	September 30, 2009
Derivatives designated as hedging instruments
Commodity futures contracts	$(5.5)	Cost of sales	$1.4
Foreign currency derivatives	11.6	Cost of sales	0.2

Total	$6.1		$1.6

Amount of Gain or
(Loss) Reclassified
	Amount of Gain or	Location of Gain or	from Accumulated
	(Loss) Recognized	(Loss) Reclassified	OCI into Income
	in OCI (Ineffective	from Accumulated	(Ineffective
	Portion)	OCI into Income	Portion)
	Three Months Ended	(Ineffective	Three Months Ended
(Dollars in millions)	September 30, 2009	Portion)	September 30, 2009
Derivatives designated as hedging instruments
Commodity futures contracts	$(0.4)	Cost of sales	$0.3
Foreign currency derivatives	—	Cost of sales	—

Total	$(0.4)		$0.3

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Information related to the effect of derivatives designated as hedging instruments on our consolidated financial statements for the nine months ended September 30, 2009 is as follows:

			Amount of Gain or
	Amount of Gain or		(Loss) Reclassified
	(Loss) Recognized	Location of Gain or	from Accumulated
	in OCI (Effective	(Loss) Reclassified	OCI into Income
	Portion)	from Accumulated	(Effective Portion)
	Nine Months Ended	OCI into Income	Nine Months Ended
(Dollars in millions)	September 30, 2009	(Effective Portion)	September 30, 2009
Derivatives designated as hedging instruments
Commodity futures contracts	$10.5	Cost of sales	$(2.5)
Foreign currency derivatives	26.4	Cost of sales	(6.1)

Total	$36.9		$(8.6)

Amount of Gain or
(Loss) Reclassified
	Amount of Gain or	Location of Gain or	from Accumulated
	(Loss) Recognized	(Loss) Reclassified	OCI into Income
	in OCI (Ineffective	from Accumulated	(Ineffective
	Portion)	OCI into Income	Portion)
	Nine Months Ended	(Ineffective	Nine Months Ended
(Dollars in millions)	September 30, 2009	Portion)	September 30, 2009
Derivatives designated as hedging instruments
Commodity futures contracts	$0.6	Cost of sales	$0.6
Foreign currency derivatives	—	Cost of sales	—

Total	$0.6		$0.6

As of September 30, 2009, we expect to reclassify gains of $6.9 million (pretax) from accumulated other comprehensive income into net income during the next twelve months.
16. Environmental Matters
We are involved in a number of environmental sites where we are either responsible for or participating in a cleanup effort. We had accrued $3.1 million at September 30, 2009 and $0.6 million at December 31, 2008 for environmental remediation. Included in the September 30, 2009 balance was an accrual of $2.2 million, which is reflective of remaining estimated costs associated with remediation activities at some of our former facilities based on information derived from a

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Phase II environmental study conducted in the first quarter of 2009. Although the majority of the liabilities at December 31, 2008 are associated with our Engine & Power Train business segment, which we sold during 2007, we have retained certain liabilities that may arise in connection with these locations. Historically, estimates of environmental contingencies have not differed materially from actual results; however, unanticipated events such as the discovery of new facts or unfavorable outcomes of further environmental studies could result in material changes to estimates in future periods. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their magnitude and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.
For additional information on our potential environmental liabilities, see Note 16 of the Notes to the Consolidated Condensed Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
17. Commitments and Contingencies
We are the subject of, or a party to, a number of pending or threatened legal actions involving a variety of matters, including class actions, incidental to our business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us, management considers that appropriate reserves have been established and does not believe that the disposition of these matters will have a material adverse effect on our consolidated financial position, cash flows or results of operations. With the exception of the settlement of the working capital adjustment made with the purchaser of our former Engine & Power Train business segment, as discussed below, our reserves for contingent liabilities have not historically differed materially from estimates upon their final outcomes. However, discovery of new facts, developments in litigation, or settlement negotiations could cause estimates to differ materially from current expectations in the future. Except as disclosed below, we do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact to our consolidated financial position, results of operations or cash flows.
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (RICO) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states and the District of Columbia, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. Tecumseh has joined the joint defense group with other lawnmower and component manufacturers who are defendants; fact gathering is underway

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
but discovery has not yet commenced. Mediation in the case began in May of 2009. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. The parties have made reasonable progress in settlement discussions, but certain key terms among the parties remain unresolved. At this time, it is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
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
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. The public disclosure of these investigations has resulted in a class action lawsuit filed in Canada and numerous class action lawsuits filed in the United States, including by both direct and indirect purchaser groups. All of the U.S. actions have been transferred to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings under Multidistrict Litigation (MDL) procedures. Discovery has not yet commenced in these cases. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable to private claimants for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated. At this time, it is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
We anticipate that we will incur additional expenses as we continue to cooperate with the investigations and defend the lawsuits. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and result in financial losses in

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
an amount we are unable to predict, but which could be material to our financial position, consolidated results of operations and cash flows.
Proxy filings by the Herrick Foundation indicated that, if they were successful in electing their nominees to our board, they would seek reimbursement of their legal expenses related to the proxy filing. In October 2009, our board of directors authorized this reimbursement to the Herrick Foundation. We expect the repayment to result in expense to us in the fourth quarter of 2009 of approximately $1.1 million.
A portion of accounts receivable at our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discounted receivables sold with limited recourse were $15.3 million at September 30, 2009 and $23.3 million at December 31, 2008. We maintain a reserve for anticipated losses against these sold receivables, and losses have not historically resulted in the recording of a liability greater than this amount.
18. Recently Issued Accounting Pronouncements
  Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“Topic 855” under the new Codification standard, Subtopic 10). The objective of this Topic is to establish principles and requirements for subsequent events, including the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which such events or transactions shall be recognized; and the disclosures that shall be made. We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports. Topic 855 was effective for interim reporting periods ending after June 15, 2009.
  Accounting for Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” an amendment to SFAS No. 140 (“Topic 860” under the new Codification standard). The objective of Topic 860 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Topic 860 is effective for the first annual reporting period after November 15, 2009, and we do not expect its adoption to materially affect our financial statements or results of operations.
  Consolidation of Variable Interest Entities
In June 2009, the FASB issued SFAS No. 167, which amends FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“Topic 810” under the new Codification standard). Topic 810 is intended to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. Topic 810 is effective for the first annual reporting period after November 15, 2009, and we do not expect its adoption to materially affect our financial statements or results of operations.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 1 FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
19. Subsequent Events
We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports. Review procedures for this report were performed through November 5, 2009.
On October 2, 2009 the employment of Edwin L. Buker as our Chairman, President and Chief Executive Officer terminated. On October 8, 2009, we filed a Form 8-K announcing the termination of Mr. Buker’s employment with the Company, and a settlement agreement under which he received $2.59 million in full settlement of his rights to compensation and benefits. This settlement was paid in cash to Mr. Buker in the fourth quarter of 2009.

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
In addition to the relative competitiveness of our products, our business is significantly influenced by several specific economic factors: the strength of the overall global economy, which can have a significant impact on our sales volumes; the drivers of product cost, especially the price of copper and steel; the relative value against the U.S. dollar of those foreign currencies where we operate; and global weather conditions.
With respect to global economic activity, the recent global recession precipitated by the financial crisis, has had a detrimental effect on our sales volumes for the last five consecutive quarters. Given that the slow down in economic activity has affected all of the geographic regions where we sell our product with nearly equal severity, the impact on our financial results in these periods has been significant. Overall, volumes in the first half of 2009 across all product lines were approximately 34% lower than the previous year. Volumes in the third quarter of 2009 reflected less of a decline when compared to third quarter of 2008, but nonetheless were down 12.5% in the current year exclusive of the effects of currency translation. While seasonal activity and some recent increases in order activity suggest that second half volumes will improve over the first half of the year, we cannot currently project when market conditions may begin to improve on a sustained or significant basis. Accordingly, we have idled underutilized assets and reduced employment levels throughout the world. Some actions have been implemented during last year and the first nine months of the year, while additional actions have been authorized with the relevant governmental labor entities, including Works Councils. These additional actions, which are related to our European operations, are expected to result in restructuring expense of $13 to $15 million in the fourth quarter of 2009.
Due to the high material content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices have been extremely volatile in recent history including the first three quarters of 2009. The price of copper is representative of this overall market volatility; from January 1 through July 31, 2008, copper prices increased by 22.6%; in the subsequent five months, the price dropped by 62.8%; then, from January 1 to September 30, 2009, copper prices more than doubled, increasing by 103.7%. Such extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced forward and futures contracts. The price for the types of steel utilized in our products escalated in a manner similar to copper in 2008 (one type of steel increased by 86.2% from the beginning of 2008 to September 30) but did not begin to experience any decline in certain markets, particularly in Brazil, until the second quarter of 2009; in the third quarter of

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2009, steel prices rebounded to levels approximately commensurate with the beginning of the year. Due to competitive markets, we are typically not able to quickly recover product cost increases through price increases or other cost savings. While we have been proactive in addressing the volatility of these costs, including executing forward purchase and futures contracts to cover approximately 75% of our anticipated copper requirements for the remaining quarter of 2009, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the price of steel. In addition, while the use of forwards and futures can mitigate the risks of price increases associated with these commodities by “locking in” prices at a specific level, declines in the prices of the underlying commodities can result in downward pressure in selling prices, particularly if competitors have lesser future purchase positions, thus causing a contraction of margins.
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. An increasing portion of our manufacturing presence is in international locations. From January 1 to December 31, 2008, approximately 81% of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India. Similarly, approximately 82% of our sales in 2008, and approximately 80% of our sales in the first three quarters of 2009, were to destinations outside the United States. As a result, our consolidated financial results are extremely sensitive to changes in foreign currency exchange rates, most notably the Brazilian real, the euro and the Indian rupee. Due to our significant manufacturing and sales presence in Brazil, changes in the Brazilian real have been especially adverse to our results of operations when compared to prior periods. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part 1, Item 3 of this report.
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
Aside from our efforts to manage increasing commodity prices and foreign exchange risk with forward purchase contracts and futures, we have executed other strategies to mitigate or partially offset the impact of rising costs and declining volumes, which include cost reduction actions, cost optimization engineering strategies, selective out-sourcing of components where internal supplies are not cost competitive, continued consolidation of our supply base and acceleration of low-cost country sourcing. In addition, the sharing of increases in raw material costs has been, and will continue to be as the situation warrants, the subject of negotiations with our customers, including seeking mechanisms that would result in more timely adjustment of pricing in reaction to changing material costs. While we believe that our mitigation strategies have offset a substantial portion of the financial impact of these

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
increased costs, we cannot provide assurances that they will not have a continued material adverse impact on our operating results. As we have raised prices to address cost increases, it is possible that customers may react by choosing to purchase their requirements from alternative suppliers, or, in the case of certain customers, to source more compressors utilizing internal capabilities. It is also expected that prices would be adjusted downward when the economy contracts for an extended period of time as price competitiveness increases to secure volume. Any increases in cost that could not be recovered through increases in selling prices would make it more difficult for us to achieve our business plans.
Upon completion of the divestitures of the business operations discussed above, we eliminated all our North American debt, and accumulated substantial net cash on our balance sheet. This cash balance has become increasingly important in light of recently constrained capital markets and the current economic environment. As an additional benefit, cash paid for interest has been and will continue to be substantially reduced in comparison to 2008 levels. We also have received and expect further non-operational cash inflows through the end of 2009, including the receipt in July 2009 of a $14.9 million tax refund in the U.S. and possible proceeds of approximately $45 million in the fourth quarter from the termination and reversion of our over-funded hourly pension plan (although the pension plan reversion is more likely to occur in 2010). However, challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly challenges related to global economic conditions, currency exchange effects and commodity pricing as discussed above. With current macroeconomic conditions and expected further volatility of the U.S. dollar versus key currencies, we did not generate cash from operations in the first nine months of 2009. While we expect continued improvement as our restructuring activities take effect, we still may not generate cash from normal operations unless further restructuring activities are implemented and/or economic conditions improve. As part of our strategy to maintain sufficient liquidity, we continue to maintain various credit facilities, both drawn and undrawn upon, in most of the jurisdictions in which we operate. While we believe that current cash balances (including the recently received U.S. income tax refund) combined with available borrowings and the cash to be generated by the pension plan reversion will produce adequate liquidity to implement our business strategy over at least the next twelve months, there can be no assurance that such improvements will ultimately be adequate if economic conditions deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until the global economy begins to recover, credit markets become less constrained, and cash production from normal operations improves. In addition, while our business dispositions have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. While we believe we have adequately provided for such contingent liabilities based on currently available information, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
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

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
A summary of our operating results as a percentage of net sales is shown below (dollar amounts in millions):

Three Months Ended September 30,
(dollars in millions)	2009	%	2008	%
Net sales	$208.0	100.0%	$256.2	100.0%
Cost of sales	189.4	91.1%	238.7	93.2%
Selling and administrative expenses	29.4	14.1%	33.7	13.2%
Impairments, restructuring charges, and other items	3.6	1.7%	16.2	6.3%

Operating loss	(14.4)	(6.9%)	(32.4)	(12.7%)
Interest expense	(3.0)	(1.4%)	(7.0)	(2.7%)
Interest income and other, net	0.5	0.2%	2.7	1.1%

Loss from continuing operations before taxes	(16.9)	(8.1%)	(36.7)	(14.3%)
Tax benefit	0.7	0.3%	0.2	0.1%

Loss from continuing operations	$(16.2)	(7.8%)	$(36.5)	(14.2%)

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008
Consolidated net sales from continuing operations in the third quarter of 2009 decreased to $208.0 million from $256.2 million in 2008. After consideration for the effect of currency translation, which decreased sales in U.S. dollars by $16.2 million, sales declined by $32.0 million, or 12.5%. Compressors for commercial and aftermarket applications declined by $24.5 million, or 18.3%, when compared to the third quarter of 2008. These volume reductions tracked overall market declines, which were driven by continued adverse economic conditions. Sales for refrigeration & freezer (“R&F”) applications also recorded a significant decline, with sales reduced by $16.4 million, or 19.4%, year-on-year. Volumes for R&F product were also substantially affected by the global economic contraction, driven by constrained consumer demand and a decline in housing starts. The downturn in market volumes for R&F applications was the end result of a twofold effect of these economic conditions; a decreased demand by consumers, combined with lower demand from our R&F customers as they brought their own inventories in line with lower volumes. Cooler-than-normal weather in certain key geographies also adversely affected R&F sales in the third quarter of 2009. Sales of compressors for air conditioning and other applications also declined, by $7.3 million, or 19.3%.
Cost of sales was $189.4 million in the three months ended September 30, 2009 compared to $238.7 million in the three months ended September 30, 2008. As a percentage of net sales, cost of sales improved in 2009, to 91.1% versus 93.2% in the third quarter of 2008. Gross profit in the third quarter of 2009 (defined as net sales less cost of sales) improved slightly when compared to the prior year, moving from $17.5 million, or 6.8%, in the third quarter of 2008 to $18.6 million, or 8.9%, in the third quarter of 2009, despite substantially lower volumes. Gross profit in the third quarter of 2008 was adversely affected by the declining sales volumes at the outset of the global financial crisis, which resulted in Iower absorption of fixed costs. Over the course of 2009, we have worked to reduce our fixed cost structure to more closely match our current levels of sales, as well as reducing our variable cost structure by repositioning production capabilities to lower-cost locations.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross profit continued to be unfavorably impacted in the third quarter of 2009 by volume declines, which had an unfavorable impact of $8.7 million when compared to the same quarter of 2008. Product mix effects also affected gross profit unfavorably, by $10.7 million. Offsetting the volume declines and pricing/mix effects were favorable currency impacts of $9.9 million, favorable commodity costs of $8.5 million, productivity improvements of $5.1 million and improvements in purchasing expenses of $1.1 million as compared to the same period in 2008. Lower pension and OPEB credits, however, reduced 2009 gross profit by $1.4 million when compared to the third quarter of 2008, and all other income and expense items included in cost of sales reduced 2009 results by an additional $2.7 million.
Selling and administrative (“S&A”) expenses were $29.4 million and $33.7 million in the three months ended September 30, 2009 and 2008 respectively. As a percentage of net sales, S&A expenses were 14.1% in the third quarter of 2009 compared to 13.2% in the third quarter of 2008. We recorded expenditures of approximately $4.5 million in the third quarter of 2009 for professional fees outside the ordinary course of business, primarily comprised of legal fees for corporate governance issues. This expenditure constituted a reduction of $0.6 million in professional fees incurred for one-time projects when compared to the $5.1 million incurred during the same period in 2008. All other S&A expenses decreased in the aggregate by $3.7 million.
We recorded expense of $3.6 million and $16.2 million in impairments, restructuring charges, and other items in the three months ended September 30, 2009 and 2008 respectively. For further discussion of the expenses recorded, refer to Note 12, “Impairments, Restructuring Charges, and Other Items,” of the Notes to the consolidated condensed financial statements, as well as “Adequacy of Liquidity.”
Interest expense amounted to $3.0 million in the three months ended September 30, 2009 compared to $7.0 million in the same period of 2008. The substantial decrease in the current quarter was primarily attributable to reduced borrowings, particularly in Brazil, including both debt balances and accounts receivable factoring, as well as to slightly lower interest rates. Interest income and other, net was $0.5 million in the third quarter of 2009 compared to $2.7 million in the third quarter of 2008, primarily reflecting the lower levels of cash and short-term investments held in 2009.
Our results of operations reflect a $0.7 million income tax benefit from continuing operations for the third quarter of 2009 and a $0.2 million income tax benefit from continuing operations for the third quarter of 2008. For further discussion of the factors that affect our tax benefits and expenses, refer to Note 13, “Income Taxes,” of the Notes to the consolidated condensed financial statements.
As a result of the factors described above, net loss from continuing operations for the quarter ended September 30, 2009 was $16.2 million ($0.87 per share, basic and diluted) as compared to net loss of $36.5 million ($1.98 per share, basic and diluted) in the same period of 2008.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30,
(dollars in millions)	2009	%	2008	%
Net sales	$517.3	100.0%	$805.2	100.0%
Cost of sales	484.3	93.6%	708.6	88.0%
Selling and administrative expenses	94.7	18.3%	99.6	12.4%
Impairments, restructuring charges, and other items	10.6	2.1%	20.0	2.5%

Operating loss	(72.3)	(14.0%)	(23.0)	(2.9%)
Interest expense	(7.9)	(1.5%)	(20.5)	(2.5%)
Interest income and other, net	1.8	0.3%	7.8	1.0%

Loss from continuing operations before taxes	(78.4)	(15.2%)	(35.7)	(4.4%)
Tax (benefit) expense	(14.4)	2.8%	0.6	(0.1%)

Loss from continuing operations	$(64.0)	(12.4%)	$(36.3)	(4.5%)

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008
Consolidated net sales from continuing operations in the first three quarters of 2009 decreased to $517.3 million from $805.2 million in 2008. After consideration for the effect of currency translation, which decreased sales in U.S. dollars by $69.8 million, sales declined by $218.1 million, or 27.1%. Sales of compressors used in commercial applications decreased by $129.7 million, or 31.3%. For the commercial and aftermarket business, volume declines were driven by softer economic conditions as well as lower shipments to customers as they too reduced inventory balances to better reflect current sales levels. Dollar volume declines in sales of compressors used in R&F applications were $101.3 million or 39.4%. Volumes for R&F product were also substantially affected by the global economic contraction, as consumer credit became more constrained than in the first three quarters of 2008 and the rate of housing starts declined. The downturn in market volumes for R&F applications was the end result of the effect of these economic conditions; a decreased demand by consumers, combined with lower demand from our R&F customers as they brought their own inventories in line with lower volumes. These factors were further compounded by unusually cool weather in many of the geographic locations served. Sales of compressors for air conditioning applications and all other applications also declined by $56.9 million, or 42.5%.
Cost of sales was $484.3 million in the nine months ended September 30, 2009, as compared to $708.6 million in the same period of 2008. Expressed as a percentage of net sales, cost of sales was 93.6% and 88.0% in the first nine months of 2009 and 2008, respectively. Gross profit (defined as net sales less cost of sales) declined by $63.6 million, from $96.6 million, or 12.0%, through the third quarter of 2008 to $33.0 million, or 6.4%, in the comparable period of 2009. The current year decline is mostly attributable to the materially lower levels of sales volume in 2009, which resulted in Iower absorption of fixed costs, although reductions in our fixed cost structure during 2009 helped to mitigate this effect.
Volume declines accounted for the majority of the decrease in gross profit, reducing 2009 results by $67.6 million as compared to the first three quarters of 2008. Current year margin was also unfavorably impacted by changes in sales mix of $12.5 million. Other material variances were also unfavorable by $3.4 million. In addition, certain items that were favorable to 2008 results did not recur in 2009. These amounts included a gain on the sale of an airplane and our former airport facility of $4.2

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
million and favorable litigation settlement costs of $2.2 million. Lower pension and OPEB credits of $4.4 million were also recorded in the current year. In contrast, productivity improvements of $20.1 million, favorable currency effects of $17.3 million and lower commodity costs of $3.6 million improved 2009 results when compared to the same period of 2008. Reduced export incentives for our Indian operations adversely affected current year margins by $1.3 million; the effect of all other income and expense items included in cost of sales was unfavorable to 2009 results by $9.0 million.
S&A expenses were $94.7 million in the first three quarters of 2009 as compared to $99.6 million in the nine months ended September 30, 2008. As a percentage of net sales, S&A expenses were 18.3% and 12.4% in 2009 and 2008, respectively. We incurred approximately $9.0 million in the first three quarters of 2009 for professional fees outside the ordinary course of business, which included legal fees for corporate governance issues, representing a decrease of $2.1 million when compared to the $11.1 million incurred in 2008. In contrast, a favorable change in estimate of $1.9 million that was recorded in the second quarter of 2008 was not repeated in 2009. The effect of foreign currency translation had a favorable effect in 2009 of $7.2 million; all other S&A expenses increased in the aggregate by $2.5 million.
We recorded $10.6 million and $20.0 million in impairments, restructuring charges, and other items in the nine months ended September 30, 2009 and 2008 respectively. For further discussion of the expenses recorded, refer to Note 12, “Impairments, Restructuring Charges, and Other Items,” of the Notes to the consolidated condensed financial statements.
Interest expense amounted to $7.9 million through September 30, 2009 compared to $20.5 million in the nine months ended September 30, 2008. A portion of the 2008 expense was attributable to the amortization of $1.4 million in capitalized debt amendment costs associated with our former First Lien credit agreement, which were expensed in the first quarter of 2008 upon its termination. Aside from these factors, the lower levels of discounted accounts receivable and overall debt levels over the course of 2009 have contributed to the reduction in interest costs.
Interest income and other, net was $1.8 million in the first nine months of 2009 compared to $7.8 million in the same period of 2008. The decrease was due to the lower levels of cash and short-term investments held in 2009 as compared to 2008, particularly compared to the levels of cash held in the second and third quarters of the prior year.
We recorded a $14.4 million income tax benefit from continuing operations for the nine months ended September 30, 2009, compared to a $0.6 million income tax expense from continuing operations for the nine months ended September 30, 2008. For further discussion of the factors that affect our tax benefits and expenses, refer to Note 13, “Income Taxes,” of the Notes to the consolidated condensed financial statements.
After considering the factors outlined above, the net loss from continuing operations for the nine months ended September 30, 2009 was $64.0 million ($3.46 per share, basic and diluted) as compared to net loss of $36.3 million ($1.96 per share, basic and diluted) for the same period of 2008.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER MATTERS
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness and support working capital requirements, and, when needed, to fund operating losses. In 2008, we utilized the reversion of our salaried pension plan and the recovery of non-income taxes in our Brazilian operations as significant sources of cash. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, when available, and borrowings under available credit facilities.
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
Cash Flow
In the first three quarters of 2009, cash used by operations amounted to $10.8 million. The most significant use of cash during the period was our net loss of $62.9 million, less depreciation and amortization expense of $30.8 million, impairment of long-lived assets of $2.2 million, loss on disposal of property and equipment of $2.4 million and impairment of an asset for pre-paid outside sales services of $1.5 million. Deferred and recoverable taxes were a net use of cash of $11.6 million, reflecting the receipt of $12.2 million in U.S. Federal tax refunds offset by additional receivables recorded for non-income taxes in foreign jurisdictions and taxes recorded for other comprehensive income. Payables and accrued expenses, which were reduced by $7.8 million, were also a use of cash. The reduction in payables and accrued expenses was reflective of reduced business volumes, which in turn led to reduced purchases of raw materials during the period. In addition, there was a reduction in payables days outstanding of six days when compared to the end of 2008. Our continued efforts to reduce inventory balances, combined with lower inventory requirements reflective of reduced sales volumes, yielded cash of $31.0 million during the first three quarters of 2009. The lower levels of inventory also reflect a decrease in days inventory on hand (“DOH”) of thirteen days when compared to December 31, 2008. Management of accounts receivable provided cash of $0.9 million. When evaluating days to collection for outstanding receivables, the days sales outstanding (“DSO”) improved by eight days from the end of the 2008 to September 30, 2009 (before consideration for discounted accounts receivable).
In evaluating balance sheet metrics, we consider the DSO and DOH metrics to be more relevant when comparing year-over-year periods than when comparing the current period to year-end, as it removes any seasonality of our sales patterns from the comparison. Average DSO improved by six days at September 30, 2009 versus September 30, 2008, before giving effect to receivables sold. DOH was five days lower at September 30, 2009 as compared to September 30, 2008, reflecting more effective inventory management policies, including more timely adjustment of purchasing activities to existing levels of sales

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash used by investing activities was $18.0 million in the first nine months of 2009 versus cash provided by investing activities of $9.5 million for the same period of 2008. 2009 expenditures of $13.1 million were related to a working capital settlement made to the purchaser of our former Engine & Powertrain business. $22.6 million in proceeds were received from the sale of assets during 2008. Asset sales in 2008 included MP Pumps for net initial cash proceeds of $14.2 million ($14.6 million less up-front expenses of $0.4 million), an airplane for $3.4 million, our Dundee, Michigan facility for $1.6 million, our Shannon, Mississippi facility for $1.2 million, excess equipment for $1.4 million, and our airport facility for $0.8 million. Changes in restricted cash represented a source of $1.2 million in cash in 2009 as it became available to fund our 401(k) matching contribution and a use of $7.6 million in cash in 2008.
Cash used in financing activities was $3.0 million in the nine months ended September 30, 2009 as compared to cash used of $1.1 million in the comparable period of 2008. The change in 2009 was due to reductions in borrowing at foreign facilities, while 2008 results were primarily driven by debt amendment costs.
Credit Facilities and Cash on Hand
In addition to cash on hand and cash provided by operating activities when available, we use a combination of our revolving credit agreement with JPMorgan Chase Bank N.A., foreign bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our capital expenditures and working capital requirements and, when necessary, to address operating losses. For the nine months ended September 30, 2009 and the full year ended December 31, 2008, our average outstanding debt balance was $38.2 million and $60.2 million, respectively. The weighted average long-term interest rate was 9.4% and 10.4% at September 30, 2009 and December 31, 2008, respectively.
On March 18, 2009, we entered into an amendment to our revolving credit agreement with JPMorgan Chase. The amendment revised our fixed charge coverage ratio covenant. In the original agreement, the covenant became applicable if our availability under the facility was $20 million or less. The amendment deleted this single trigger and replaced it with: i) an availability threshold of $10 million if borrowings are outstanding, or ii) a liquidity threshold of $40 million if the fixed charge covenant is tested before July 31, 2009 and $50 million if tested after that date. Because our liquidity exceeded $50 million at September 30, 2009, the fixed charge covenant did not apply (although we did not meet the fixed charge covenant at September 30, 2009)
There are significant restrictions to our ability to pay cash dividends under our domestic credit agreement. Cash dividends may only be paid if 1) no event of default has occurred and is continuing or would result after giving effect to the dividend payment, 2) a minimum of $50 million in liquidity is maintained subsequent to the dividend payment, and 3) the fixed charge covenant ratio was met for the preceding four quarters. As discussed above, we would not currently be in compliance with this covenant if we intended to pay cash dividends.
On August 28, 2009, we announced that all four of the nominees put forth by the Herrick Foundation for election to our board of directors had been elected to the board. This change in the composition of our board of directors constituted a “change in control” under our revolving credit agreement with JPMorgan Chase.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On October 20, 2009, we entered into an amendment to our credit agreement with JPMorgan Chase. Under the terms of the amendment, among other things, JPMorgan Chase waived the event of default relating to the change in control, and the maturity date of the credit agreement was shortened from March 2013 to January 31, 2011. In addition, interest rates on any borrowings increase by 0.5% as compared to the agreement prior to the amendment. The amendment is attached to this report as Exhibit 4.2 and is incorporated in this Item 2 by reference.
As of September 30, 2009, we had no borrowings outstanding against this agreement, and capacity for borrowings in the U.S. under the borrowing base formula of $15.1 million. After giving effect to the amendment discussed above, we were in compliance with all the covenants of the agreement. We also had cash and equivalents on hand in North America of approximately $52.0 million as of September 30, 2009.
Our domestic credit agreement also authorizes us to obtain a maximum in additional financing of up to $135.6 million in foreign jurisdictions. Our borrowings under current credit facilities at foreign subsidiaries totaled $35.2 million at September 30, 2009, with availability to obtain additional borrowings of $31.1 million, for a total borrowing capacity of $66.3 million; accordingly, we were fully in compliance with this requirement of our U.S. revolving credit agreement.
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
Accounts Receivable Sales
Our Brazilian, European, and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with and without recourse amounts, was $54.9 million and $61.4 million at September 30, 2009 and December 31, 2008 respectively. Discounted receivables sold with limited recourse comprised $15.3 million and $23.3 million of this amount at September 30, 2009 and December 31, 2008 respectively. We cannot provide any assurances that these facilities will be available or utilized in the future. In fact, such programs have been adversely affected by the recent global financial crises both in terms of availability and cost.
Adequacy of Liquidity Sources
Historically, cash flows from operations when available, cash on hand and borrowing capacity under our credit facilities were sufficient to meet our long-term debt maturities, fund capital expenditures and working capital requirements and, when necessary, to provide for operating losses. In 2008, we utilized the proceeds from the reversion of our salaried pension plan and refunds of non-income taxes in Brazil, as well as existing cash balances, to fund our needs.
In the near term, and in particular over the next twelve months, we expect that our cash on hand and borrowing capacity under our credit facilities (described above under the caption “Credit Facilities and Cash on Hand”) will be sufficient to meet our liquidity requirements, including debt service, capital expenditure and working capital requirements. In addition, over the next twelve months, we expect to

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
receive additional cash from the reversion of our hourly pension plan and from U.S. income tax refunds, as described below. However, in the same period, we anticipate challenges with respect to our ability to generate positive cash flows from operations, most significantly due to challenges driven by volume declines experienced as a result of the recent economic contraction, as well as currency exchange and commodity pricing factors as discussed above. With expected further volatility of the U.S. dollar versus key currencies such as the Brazilian real and the euro we expect that we will generate a limited amount of cash from operations unless further restructuring activities are implemented, and/or economic conditions improve. In addition, our business exposes us to potential litigation, such as product liability suits or other suits related to anti-competitive practices, securities law, corporate governance issues or other types of business disputes. These claims can be expensive to defend and an unfavorable outcome from any such litigation could adversely affect our cash flows and liquidity.
As of September 30, 2009, we had $35.2 million in debt, of which $0.3 million was long-term in nature, and $84.9 million in cash and cash equivalents. The short-term debt primarily consists of revolving lines of credit, which we intend to maintain for the foreseeable future. Accordingly, we believe our cash on hand is sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows.
We made substantially lower levels of capital expenditures in 2008 as compared to recent company history, and are continuing that trend in 2009. Looking ahead, we expect capital expenditures in 2009 and beyond to remain at levels that are less than historical averages, due to the elimination of non-core businesses and due to a shift away from capital intensive vertical integration to higher levels of outside sourcing of components from suppliers located in low cost countries. Once sales volumes recover to historical levels, we expect capital expenditures will average $20 to $25 million annually, although the timing of expenditures may result in higher investment in some years and lower amounts in others. However, until that recovery in sales volume occurs, capital expenditures will remain substantially below those projected levels. This applies for 2009, as capital expenditures are expected to remain below $11 million, as we prioritize expenditures.
We generated $31.0 million in positive cash flow from inventory decreases in the nine months ended September 30, 2009, with only a $7.8 million decrease in payables and accrued expenses. This is attributable to greater focus on working capital management, but is also associated with declines in volumes. If sales volumes recover, it is possible that cash may be required to build working capital needs over the next twelve to fifteen months. However, any such need is expected to be $10 million or less and would be adequately funded by available cash on hand.
As part of our strategy to maintain sufficient liquidity, on March 20, 2008 we entered into a $50 million credit agreement (later amended to $30 million) with JPMorgan Chase Bank, N.A. As of September 30, 2009, we had no borrowings outstanding against this agreement, we had $15.1 million available for borrowing and after giving effect to the amendment discussed above under the caption “Credit Facilities and Cash on Hand” we were in compliance with all the covenants of the agreement. Based on current expectations, we anticipate remaining in compliance with the covenants of this agreement throughout the remainder of 2009.
Further restructuring actions that we expect to execute in our European operations in 2009 are anticipated to result in additional severance costs of approximately $13 to $15 million over the remainder of the year. Ultimately, any additional restructuring actions taken will be based upon our assessment of ongoing economic activity at the time and any such additional actions, if warranted,

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position, future operating results and cash flows.
On October 2, 2009 the employment of Edwin L. Buker as our Chairman, President and Chief Executive Officer terminated. On October 8, 2009, we filed a Form 8-K announcing the termination of Mr. Buker’s employment with the Company, and a settlement agreement under which he received $2.59 million in full settlement of his rights to compensation and benefits. This settlement agreement with Mr. Buker is attached as Exhibit 10.1 to this report.
In October 2009, our board of directors authorized reimbursement to the Herrick Foundation of their expenses of the proxy contest relating to our 2009 annual meeting of shareholders. We expect the repayment to result in expense to us in the fourth quarter of 2009 of approximately $1.1 million.
Aside from our borrowing facilities around the world, we are generating other sources of cash through various activities as noted below.
As part of the process of finalizing the audit of our 2003 tax year, we reached an agreement with the IRS in December 2008 regarding the refund of federal income taxes previously paid related to that period. In July 2009, we received a tax refund of $12.2 million plus interest of $2.7 million, for a total of $14.9 million. In the third quarter of 2009, we filed amended returns relating to a similar issue for other tax years, which we will expect will yield an additional tax refund of $1.9 million. The timing of the additional refund is uncertain.
In the fourth quarter of 2007 we announced the relocation of the manufacturing operations at our Tecumseh, Michigan facility to other locations in North America. As a result of this consolidation, we are executing a reversion of our hourly pension plan. We expect that the reversion of this plan will make net cash available (after payment of excise taxes) of approximately $45 million. The timing of the distribution is dependent on the length of time needed to receive a favorable determination by the IRS, and is currently expected to take place in the fourth quarter of 2009 at the earliest, although the first quarter of 2010 appears more likely.
We have also begun to receive the expected refunds of the outstanding refundable Brazilian non-income taxes. As of December 31, 2008, and based upon the exchange rate between the U.S. dollar and the Brazilian real as of that date, we had received approximately $45.0 million in refunds. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Currently, based on indications we have received from the Brazilian tax authorities, and based on the U.S. dollar to real exchange rate as of September 30, 2009, we expect to recover at least $4.4 million of the outstanding refundable taxes in Brazil during the next twelve months, with the remainder, approximately $51.7 million, expected to be recovered before the end of 2010.
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
As discussed in the Significant Accounting Policies and Critical Accounting Estimates section of our Form 10-K for the year ended December 31, 2008, we initiated the use of commodity futures contracts in the third quarter of 2008. The intent of these contracts is to enable us to minimize the impact of market fluctuations in commodity prices on our financial results. We also use foreign currency forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. Assumptions and estimates used to evaluate the appropriate timing and extent of these contracts include forecasts of sales volumes over the next twelve to eighteen months and the amount of sales and purchase transactions expected to be denominated in currencies other than the U.S. dollar. These estimates are based on historical sales data, combined with sales expectations based on known and forecasted customer orders. Until recently, these forecasts had historically been materially accurate; however, the severe and protracted economic decline that commenced in the third quarter of 2008 resulted in our actual sales being significantly lower in the last fifteen months than original projections. We cannot say with certainty whether we will be able to accurately predict our sales volumes in the future, although we believe our current estimates are reasonable.
These contracts are recognized on our balance sheet at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates. Recently, fluctuations in the estimated fair value of copper prices and the exchange rates of key currencies against the U.S. dollar have been significant. We cannot say with certainty whether the fair value of these instruments will continue to change in the future. However, based on the information available to us as of September 30, 2009, we believe our current estimates of the fair value of these derivatives are reasonable.
As also discussed in the Significant Accounting Policies and Critical Accounting Estimates section of our Form 10-K for the year ended December 31, 2008, we review long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. At December 31, 2008 and September 30, 2009, other than those assets for which impairment charges had been taken, we do not believe there was a material amount of assets that had associated undiscounted projected cash flows that were materially less than their carrying values. If there are in the future, we will disclose that fact and the carrying amount of the assets at risk of impairment.
Other than the addition of the disclosures of the critical accounting estimates regarding derivatives and impairments of long-lived assets noted above, there have been no significant changes to our significant accounting policies or critical accounting estimates during the first nine months of 2009.
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
The outlook for the remainder of 2009 is consistent with the trends we have seen throughout the first three quarters of 2009. Profitability is expected to be reduced from recent historical levels due to much lower volumes. However, due to cost cutting activities that have occurred throughout the year, we do expect fourth quarter 2009 results to improve over fourth quarter 2008 results.
Expected results remain subject to many of the same variables that we have experienced in recent quarters, and which can have significant impacts. As is further discussed in our Executive Summary, the condition of the global economy, commodity costs, key currency rates and weather are all important to future performance. While we saw commodities and currencies generally move in directions favorable to us over the second half of 2008, our practice of mitigating our exposure to such movements combined with the rapid declines in forecasted sales volumes created an environment where our level of commodity and currency hedging exceeded target levels and thus resulted in limited benefit being realized in the first half of 2009. In the second half of the year, although the impact of currency and commodity effects to our results of operations are expected to improve as compared to 2008, market movements of commodities and currencies have not been favorable. The extent to which these adverse trends continue will ultimately determine our fourth quarter results.
In addition, as further noted in our Executive Summary, we continue to be concerned about the level of sales volumes in light of current global economic conditions. The negative volume trends in the first and second quarters of 2009 were severe. Third quarter volumes improved in comparison to the first and second quarter, but were still materially below historical volume levels. While seasonal activity and some recent increases in order activity suggest that second half volumes in the aggregate will improve when compared to the first half of the year, we cannot currently project when market conditions may begin to improve on a sustained or significant basis.
Certain key commodities, including copper, saw significant fluctuations in pricing during 2008 and the first three quarters of 2009; copper prices increased by over 22% through July 2008 and then dropped almost 63% in August through December 2008, before rising again by more than double in the first three quarters of 2009. As of September 30, 2009, we held approximately 75% of our total projected copper requirements for the remainder of 2009 in the form of forward purchase contracts and futures, which will provide us with substantial (though not total) protection from further price increases during the remainder of the year but also will detract from our ability to benefit from any price decreases. We expect the total 2009 cost of our purchased materials for the full year, including the impact of our hedging activities, to be flat or slightly lower than the prior year, depending on commodity cost levels (particularly steel costs) over the course of the year.
The Brazilian real, the euro and the Indian rupee continue significant volatility against the U.S. dollar. We have considerable forward purchase contracts to cover our exposure to additional fluctuations in value during the year. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet re-measurement, to have a favorable financial impact totaling approximately $14 to $18 million in 2009 when compared to 2008. This number is lower than our previous expectation, due to recent weakness in the U.S. dollar when compared to other key currencies.
We consistently calculate our inventory obsolescence reserve on a line-item by line-item basis, based on usage of each item over the past 24 months, although we also consider future usage of material if it

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
can be based on known customer orders. In light of the recent rapid decline in sales volume, this methodology could result in an increase in the amount of obsolescence reserve as higher-volume quarters drop off the analysis period and lower-volume quarters are incorporated. We do not expect, however, that any such increase in the amount of the reserve will be material to our results of operations.
As part of our efforts to offset worsening conditions, to improve profitability and reduce the consumption of capital resources, our plans for 2009 include additional cost reduction activities including further employee headcount reductions, consideration of further consolidation of production capacity and rationalization of product platforms, and revised sourcing plans. During 2008, we reduced our headcount by approximately 2,400 people; since January 1, 2009, we have completed headcount reductions of approximately 770 additional people as part of our efforts to improve efficiencies and to continue to scale our business to current levels of volume. Further actions that we expect to execute in our European operations in 2009 are anticipated to result in additional severance costs of approximately $13 to $15 million over the remainder of the year. Ultimately, any additional restructuring actions taken will be based upon our assessment of ongoing economic activity at the time and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results.
We incurred approximately $17.7 million in 2008 for professional fees outside the ordinary course of operations, which included legal fees for corporate governance issues and costs associated with a special meeting of shareholders. In the first three quarters of 2009, we incurred $9.0 million in spending for these types of fees, a decrease of $2.1 million over the same period of 2008. We currently expect that expenditures for these types of costs will be substantially reduced for the foreseeable future. For further discussion of issues impacting our liquidity and cash flows, refer to “Liquidity and Capital Resources.”
After giving recognition to these factors, we believe that full year 2009 results will be substantially worse than 2008 whether measured before or after impairments, restructuring and other charges. However, we also believe that results in the second half of 2009 will be improved over the similar period of 2008 as a result of the cost reduction actions that have been implemented over the past 12 months and improvements in other profitability factors including favorability in currency and commodity prices as compared to the prior year. However, these results are highly dependent on the general health of the global economy and whether we have seen the bottom of the recession as well as the stability of commodity prices, particularly steel.

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
Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) changes in macro-economic conditions and the condition of credit markets, which may magnify other risk factors; ii) the success of our ongoing effort to bring costs in line with projected production levels and product mix; iii) financial market changes, including fluctuations in foreign currency exchange rates and interest rates; iv) availability and cost of materials, particularly commodities, including steel and copper, whose cost can be subject to significant variation; v) actions of competitors; vi) our ability to maintain adequate liquidity in total and within each foreign operation; vii) the effect of terrorist activity and armed conflict; viii) economic trend factors such as housing starts; ix) the ultimate cost of resolving environmental and legal matters, including any liabilities resulting from the regulatory antitrust investigations commenced by the United States Department of Justice Antitrust Division, the Secretariat of Economic Law of the Ministry of Justice of Brazil or the European Commission, any of which could preclude commercialization of products or adversely affect profitability and/or civil litigation related to such investigations; x) weather conditions affecting demand for replacement products; xi) emerging governmental regulations; xii) our ability to profitably develop, manufacture and sell both new and existing products; xiii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xvi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xvii) increased or unexpected warranty claims; and xviii) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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
A portion of accounts receivable of our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold by these subsidiaries, including both with and without recourse amounts, were $54.9 million and $61.4 million at September 30, 2009 and December 31, 2008, respectively, and the discount rate was 9.5% in 2009 and 11.2% in 2008. Discounted receivables sold with limited recourse comprised $15.3 million and $23.3 million of this amount at September 30, 2009 and December 31, 2008 respectively. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings. Our $30 million North American credit agreement, if we were to have borrowings outstanding against it, would be variable-rate debt. Our current borrowings consist of variable-rate borrowings by our foreign subsidiaries. We also record interest expense associated with the accounts receivable discounting facilities described above. While changes in interest rates do not affect the fair value of our variable-interest rate debt, they do affect future earnings and cash flows. Based on our debt balances at September 30, 2009, a 1% increase in interest rates would increase interest expense for the year by approximately $0.4 million.
Commodity Price Risk — Our exposure to commodity price risk is related primarily to the price of copper and steel, as these are major components of our product cost. The rapid increase of steel prices in recent years has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. We use commodity forward purchasing contracts as well as commodity futures to help control the cost of other traded commodities, primarily copper. Company policy allows management to contract commodity forwards or futures for a limited percentage of

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
projected raw material requirements up to 18 months in advance. Commodity forward contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice with regard to forward contracts has been to accept delivery of the commodities and consume them in manufacturing activities. At September 30, 2009 and December 31, 2008, we held a total notional value of $11.5 million and $37.8 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted. We also initiated the purchase of commodity futures contracts in 2008, as these contracts provide us with greater flexibility in managing the substantial volatility in copper pricing. These futures are designated as cash flow hedges against the price of copper, and are accounted for as hedges on our balance sheet. While we have been proactive in addressing the volatility of copper prices, including executing forward purchase contracts and futures contracts to cover approximately 75% of our anticipated copper requirements for the remainder of 2009, renewed rapid escalation of these prices would nonetheless have an adverse affect on our results of operations both in the near and long term. In addition, while the use of forwards and futures can mitigate the risks of price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. Based on our current level of activity, and before consideration for commodity forward purchases and futures contracts, an increase in the price of copper of $100 per metric tonne (an increase of 1.6% from prices at September 30, 2009) would adversely affect our annual operating profit by $0.9 million. Conversely, based on our current level of commodity forward purchase contracts and commodity futures contracts, a decrease in the price of copper of $100 per metric tonne would result in losses under these contracts that would adversely impact our operating results by $0.7 million.
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
Another significant foreign currency exchange risk for our business is transaction risk, which occurs when our foreign entities transact sales in currencies other than their functional currency and the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. Since our primary risk stems from sales transacted in Brazil that have the resulting receivable denominated in U.S. dollars, this risk affects our business adversely when the real strengthens against the dollar, which until recently has been the case for the last several years. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee, for sales transacted in Europe and India in currencies other than the functional currency of the respective locations . However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to fifteen months. Additionally, if the currencies weaken against the dollar, any hedge

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
contracts that have been entered into at higher rates result in losses to our income statement when they are settled. From January 1 to December 31, 2008, the euro weakened against the dollar by 4.5%, the rupee weakened by 23.4% and the real weakened by 31.9%. In general, the strengthening of the U.S. dollar is favorable to our overall results over time; however, the rapid and significant weakening of foreign currencies in the third and fourth quarters of 2008 caused balance sheet re-measurement losses to out-weigh the favorable impacts of transactional gains in the period. The real strengthened substantially against the dollar in the first three quarters of 2009, strengthening by 23.9%, while the rupee was more stable, strengthening by 1.8% during the period. The euro strengthened by 4.6% during the same period. A third type of foreign currency exchange exposure affects operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries. It is also our policy not to purchase financial and/or derivative instruments for speculative purposes. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor to our compressor business faces similar exposure to the real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations.
At September 30, 2009 and December 31, 2008, we held foreign currency forward contracts with a total notional value of $69.0 million and $142.1 million, respectively. We have a particularly concentrated exposure to the Brazilian real. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a strengthening in the value of the real of 0.10 per U.S. dollar would negatively impact our operating profit by approximately $10 million on an annual basis. However, based on our current foreign currency forward contracts, a weakening in the value of the real of 0.10 per U.S. dollar would result in losses that would adversely impact our operating results by $0.3 million.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION — ITEM 4
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the fiscal quarter covered by this report, our management evaluated, with the participation of our President and principal executive officer and our Vice President, Treasurer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting during such fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, our President and principal executive officer along with our Vice President, Treasurer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.
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
Internal control over financial reporting is a process designed by, or under the supervision of, our President and principal executive officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, 2) provide in reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.
Changes In Internal Control Over Financial Reporting
During the three months ended September 30, 2009, there have been no changes identified in connection with such evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations On The Effectiveness Of Controls And Procedures
Management, including our President and principal executive officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

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
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. The public disclosure of these investigations has resulted in a class action lawsuit filed in Canada and numerous class action lawsuits filed in the United States, including by both direct and indirect purchaser groups. All of the U.S. actions have been transferred to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings under Multidistrict Litigation (MDL) procedures. Discovery in these cases has not yet commenced. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable to private claimants for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated. At this time, it is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
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
Herrick Foundation litigation
On December 8, 2008, Herrick Foundation (a Michigan non-profit corporation and as of the date of this report a holder of 15.2% of Tecumseh’s voting shares) filed suit in Lenawee County Circuit Court, seeking to block a recapitalization plan that had been announced by the company on December 5. The recapitalization, which under this plan would have been achieved via a stock dividend in accordance with our articles of incorporation, would have resulted in a consolidation of both classes of stock into a single voting class. On December 23, 2008, the Circuit Court issued a preliminary injunction preventing us from completing the recapitalization, originally scheduled to take place on December 31, 2008. A recapitalization plan to consolidate both classes of stock into a single voting class was not approved by our shareholders at the 2009 annual meeting of shareholders. This lawsuit was dismissed without

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
prejudice following the announcement of the results of our annual meeting of shareholders on August 28, 2009.
Kahn shareholder lawsuit
On December 10, 2008 a shareholder class action lawsuit was filed in Lenawee County, Michigan against five of Tecumseh’s directors, alleging a breach of fiduciary duty by the defendant directors and seeking injunctive relief and damages for our proposed recapitalization plan, as discussed above in the context of Herrick Foundation’s suit. The injunctive relief sought in the Kahn case was granted in the Herrick Foundation lawsuit, and the circuit court consolidated the two cases. The plaintiff filed an amended complaint on February 20, 2009. Mr. Kahn’s attorneys have acknowledged that this claim, like the Herrick Foundation litigation described above, is moot based upon the results of our annual meeting of shareholders. However, they have not yet dismissed the complaint because they are seeking reimbursement of attorney fees and costs. It is not possible at this time to assess the probability of the outcome or the range of potential exposure; however, we do not expect that potential exposure in this case, if any, will have a material impact on our financial position, results of operations or cash flows.
Judicial Restructuring for Brazilian Engine Manufacturing Subsidiary
On March 22, 2007, TMT Motoco, our Brazil-based engine manufacturing subsidiary, filed a request in Brazil for court permission to pursue a judicial restructuring. The requested protection under Brazilian bankruptcy law is similar to a U.S. filing for Chapter 11 protection in that during such a restructuring TMT Motoco remains in possession of its assets and its creditors cannot impose an involuntary restructuring on it. TMT’s restructuring request was granted by the court on March 28, 2007. The judicial restructuring was completed in 2008, the facility has been sold, and the majority of TMT Motoco’s obligations have been settled. The remaining obligations are expected to be completed in the fourth quarter of 2009 at the earliest; we consider that we have adequate reserves established to cover these liabilities.
Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (RICO) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states and the District of Columbia, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We have joined the joint defense group with other lawnmower and component manufacturers who are defendants; fact gathering is underway but discovery has not yet commenced. Mediation in the case began in May of 2009. While we believe we have meritorious defenses and intend to assert them vigorously, there can be no assurance that we will prevail. The parties have made reasonable progress in settlement discussions, but certain key terms among the parties remain unresolved. It is not possible

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
Other Litigation
We are also the subject of, or a party to, a number of other pending or threatened legal actions involving a variety of matters, including class actions, incidental to our business. Although their ultimate outcome cannot be predicted with certainty, settlements may be pursued in some cases and some may be disposed of unfavorably to us, management does not believe that the disposition of these other matters will have a material adverse effect on our consolidated financial position, cash flows or results of operations.
Item1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, other than changes to the risk factors described below. The risk factors disclosed in our Annual Report on Form 10-K, in addition to the other information set forth in this report, represent the material risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this report or the above-referenced Form 10-K.
     We may not maintain our current level of liquidity.
In our Annual Report on Form 10-K for the year ended December 31, 2008, we noted that the election of all four of the Herrick Foundation’s nominees to our board of directors may constitute a “change in control” under our credit agreement with JPMorgan Chase Bank, N.A. The occurrence of a change in control is an event of default under the agreement .The four nominees were elected at our annual meeting in August 2009, and the election constituted a change of control under our credit agreement.
We have entered into an amendment to the credit agreement with JPMorgan Chase. Under the terms of the amendment, among other things, JPMorgan Chase waived the event of default relating to the change in control and the maturity date of the credit agreement was shortened from March 2013 to January 31, 2011. In addition, the interest rates on any borrowings under the agreement would increase by 0.5% as compared to the agreement prior to the amendment.
     A change in control could result in significant additional expense and loss of critical management personnel.
In our Annual Report on Form 10-K for the year ended December 31, 2008, we noted that the election of all four of the Herrick Foundation’s nominees to the board would be a “change of control” under the employment agreement and retention letter of our President and CEO, Ed Buker. We also noted that if, following a change of control, Mr. Buker were to resign for good reason or be terminated without cause (as those terms are defined in those agreements), he would be entitled to receive the same compensation as if he had terminated his employment for good reason, except that his cash payment would include two (rather than one and one-half) times his salary then in effect and two (rather than one) times his annual target bonus. The occurrence of these events had to potential to cost us more than $5.0 million.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
On October 8, 2009, we filed a Form 8-K announcing the termination of Ed Buker’s employment with the Company, effective October 2, 2009, and a settlement agreement under which he received $2.59 million in full settlement of his rights to compensation and benefits.
Also in our Form 10-K, we noted that the election of all of the Herrick Foundation nominees would not be a change of control as defined by our change in control and severance agreements with other executive officers and members of senior management. However, the election of the four nominees, when combined with the departure of Mr. Buker from the Company, does constitute a change of control under those agreements. Such officers and senior management who are terminated by us without cause in the absence of a change in control are generally entitled to one year’s salary, target bonus and medical insurance. As a result of the change in control, such officers and senior management who are terminated by us without cause or who, within 180 days of such change of control, terminates his employment for Good Reason on Change of Control, will also have his outstanding SAR and phantom share awards accelerate at termination and his severance payments will be due in a lump sum, rather than over time. However subsequent to the change of control, no other executive officers or senior management have been terminated.
The departure of Mr. Buker under certain conditions had the potential to trigger payments under retention agreements with these executives and senior managers. However, such conditions have not been met. Accordingly, we do not currently believe that severance payments under change of control or retention letters will be significant.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of Tecumseh Products Company was held on August 14, 2009. Four issues were placed on the agenda by our incumbent board and management at the annual meeting for consideration by shareholders: 1) to elect a slate of seven directors for the following year; 2) to ratify the appointment of the accounting firm of Grant Thornton LLP as our independent auditor of record for the current year; 3) to consider an advisory vote shareholder proposal submitted by the Herrick Foundation that the board adopt a policy that provides shareholders the opportunity at each annual shareholder meeting to vote on an advisory resolution to ratify the compensation of the named executive officers (the “say on pay” proposal), and 4) to approve a recapitalization proposal, providing for an amendment to our articles of incorporation in order to reclassify and convert i) each nonvoting share of Class A common Stock in to one Common Share, each entitled to one vote per share, and ii) each share of voting Class B Common Stock into 1.1 Common Shares, each entitled to one vote per share. Proposals 1-3 were placed on the agenda for consideration by only our Class B shareholders, while Proposal 4 was placed on the agenda for consideration by both classes of stock.
Proposals by Herrick Foundation (which as of the date of the meeting held 15.2% of our Class B common shares) to elect a slate of four directors, as well as the “say on pay” proposal described in 3) above, were also placed on the agenda for the annual meeting for consideration by our Class B shareholders.
We solicited proxies for the meeting pursuant to Section 14(a) of the Securities Exchange Act of 1934, and proxies were also solicited by Herrick Foundation. A total of 4,833,151 Class B common shares were represented in person or by proxy, representing 95.2% of the 5,077,746 shares of Class B Common stock outstanding and entitled to vote. A total of 11,956,082 Class A common shares were represented in person or by proxy, representing 89.2% of the 13,401,938 shares of Class A Common stock outstanding and entitled to vote.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION
The outcome of the voting was as follows:
     1) Election of directors

Director	Votes For	Votes Withheld
William R. Barker	2,893,072	1,859
David A. Bloss, Sr.	2,893,072	1,859
Edwin L. Buker	2,854,080	40,851
Zachary E. Savas	2,703,921	3,050
Terence C. Seikel	2,703,921	3,050
Kent B. Herrick	2,703,821	3,150
Steven J. Lebowski	2,703,821	3,150
Leonard M. Anthony	2,123,596	1,909
Greg C. Smith	2,123,396	2,109
William E. Aziz	2,084,454	41,051
Jeffry N. Quinn	2,051,142	74,363
The seven nominees with the largest number of votes cast were elected to our board; specifically, Messrs. Barker, Bloss, Buker, Herrick, Lebowski, Savas and Seikel. Messrs. Barker and Bloss resigned on August 28, 2009, the date the final vote was certified, and Mr. Buker resigned October 2, 2009.
     2) Ratification of Grant Thornton LLP

	Votes For	Votes Against	Abstentions

	4,514,310	2,548	315,618

3) “Say on Pay” proposal

	Votes For	Votes Against	Abstentions

	3,259,727	1,557,626	15,123

4) Recapitalization proposal

	Votes For	Votes Against	Abstentions

Class A shareholders	10,831,279	1,122,519	2,284
Class B shareholders	2,124,493	2,703,676	4,307
There were no broker non-votes
Item 6. Exhibits

(a)	Exhibit
	Number	Description
	4.1	Exhibits and Schedules to the Credit Agreement dated as of March 20, 2008 among Tecumseh Products Company, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent .

	4.2	Amendment No. 4, dated as of October 20, 2009, to the Credit Agreement dated as of March 20, 2008 among Tecumseh Products Company, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

	10.1	Settlement Agreement and Waiver of All Rights and Claims, dated as of October 5,

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
PART II. OTHER INFORMATION

2009, between Tecumseh Products Company and Edwin L. Buker.

31.1	Certifications of the President and principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY
(Registrant)

Dated: November 5, 2009	BY:	/s/ James S. Nicholson
James S. Nicholson
Vice President, Treasurer and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
Index to Exhibits

Exhibit
Number	Exhibit Description
4.1	Exhibits and Schedules to the Credit Agreement dated as of March 20, 2008 among Tecumseh Products Company, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent .

4.2	Amendment No. 4, dated as of October 20, 2009, to the Credit Agreement dated as of March 20, 2008 among Tecumseh Products Company, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.1	Settlement Agreement and Waiver of All Rights and Claims, dated as of October 5, 2009, between Tecumseh Products Company and Edwin L. Buker.

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.