Form 10-K
period 2009-12-31
TECUMSEH PRODUCTS CO
filed 2010-03-11
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
Commission File Number 0-452
TECUMSEH PRODUCTS COMPANY
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-1093240 (I.R.S. Employer Identification No.)

1136 Oak Valley Drive, Ann Arbor, Michigan (Address of Principal Executive Offices)	48108 (Zip Code)
Registrant’s telephone number, including area code: (734) 585-9500
Securities Registered Pursuant to Section 12(b) of the Act:
Securities Registered Pursuant to Section 12(g) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Class B Common Stock, $1.00 Par Value Class A Common Stock, $1.00 Par Value	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC	None
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, directors and executive officers of the Registrant and holders of more than 10% of our Class B Common Stock held an aggregate of 2,000 shares of the Registrant’s Class A Common Stock and 1,706,982 shares of its Class B Common Stock. The aggregate market value as of June 30, 2009 (based on the closing prices of $9.71 per Class A share and $10.72 per Class B share, as reported on the Nasdaq Stock Market on such date) of the 13,399,938 Class A shares and 3,370,764 Class B shares held by non-affiliates was $166,247,988.
Numbers of shares outstanding of each of the Registrant’s classes of Common Stock at March 5, 2010:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the definitive proxy statement to be used in connection with the Registrant’s 2010 Annual Meeting of Shareholders scheduled to be held on April 28, 2010 has been incorporated herein by reference in Part III hereof.

PART I

ITEM 1.	BUSINESS
General
Tecumseh Products Company (the “Company”) is a Michigan corporation organized in 1930. We are a full-line, independent, global manufacturer of hermetically sealed compressors for residential and specialty air conditioning, household refrigerators and freezers and commercial refrigeration applications. We believe Tecumseh remains one of the world’s largest independent producers of hermetically sealed compressors, with products sold in countries all around the world.
Our products include air conditioning and refrigeration compressors, as well as condensing units, heat pumps and complete refrigeration systems. Products range from fractional horsepower reciprocating compressors used in small refrigerators and dehumidifiers to large reciprocating and scroll compressors used in commercial air conditioning and refrigeration systems. We sell compressors for three primary applications: (i) commercial refrigeration, including walk-in coolers and freezers, ice makers, dehumidifiers, water coolers, food service equipment and refrigerated display cases and vending machines; (ii) household refrigerators and freezers; and (iii) residential and specialty air conditioning and heat pumps, including window air conditioners, packaged terminal air conditioners and recreational vehicle and mobile air conditioners. Tecumseh’s products are sold to original equipment manufacturers (“OEMs”) and authorized wholesale distributors.
Foreign Operations and Sales
Although we maintain two manufacturing plants in the United States (“U.S.”), international sales and manufacturing are extremely important to our business as a whole. In 2009, sales from continuing operations to customers outside the United States represented approximately 81% of total consolidated net sales. Products sold within and outside the United States are also manufactured in Brazil, France, India, Canada, Mexico and Malaysia.
Our dependence on sales and manufacturing in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. Our foreign manufacturing operations are subject to other risks as well, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals and instabilities in the workforce due to changing political and social conditions. These considerations exist in all of our foreign countries, but are especially significant in the context of our Brazilian operations, given the importance of Tecumseh do Brasil’s overall size and performance in relation to our total operating results.
Compressor Product Lines
A compressor is a device that compresses a refrigerant gas. In applications that utilize compressors, when the gas is later permitted to expand, it removes heat from the room or appliance by absorbing and transferring it, producing a cooling effect. This technology forms the basis for a wide variety of refrigeration and air conditioning products. All of the compressors we produce are hermetically sealed. Our current compressor line consists primarily of reciprocating and rotary designs; in 2008, we introduced a line of commercial refrigeration scroll models for mid-temperature products and will continue to develop the scroll for low-temperature products in 2010.
Our lines of compressors range in size from approximately 5,000 to 60,000 BTU/hour models used in stationary and mobile air conditioning applications to 145 to 1,100 BTU/hour models used in household refrigerators/freezers, along with 365 to 73,000 BTU/hour models for commercial refrigeration applications, such as ice makers, vending machines, food service equipment, display cases and refrigerated walk-in cold rooms.
We produce reciprocating compressors in the 365 to 73,000 BTU/hour for air conditioning and commercial refrigeration applications. We produce rotary compressors ranging from 2,200 to 34,000 BTU/hour for residential and mobile air conditioning applications, as well as certain commercial refrigeration applications. We produce scroll compressors ranging from 7,500 to 44,000 BTU/hour that are designed specifically for the demanding commercial refrigeration applications. Rotary and scroll compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating piston models. We also produce variable speed compressors for a wide range of uses, including military, medical, telecommunications, aircraft, transportation and automotive applications. These compressors use a variety of refrigerants for different applications, including hydrocarbon refrigerants.

We also produce sub-assemblies and complete refrigeration systems that utilize our compressors as components. Such products include indoor and outdoor condensing units, multi-cell units, and complete refrigeration systems that use both single speed and variable speed AC/DC powered compressors. These products are sold to both OEM and authorized wholesale distributors.
Manufacturing Operations
We manufacture our products from facilities located in the United States, Brazil, France, India, Canada, Mexico and Malaysia. Our Brazilian compressor operations are the largest of our manufacturing sources. Brazilian operations include two manufacturing facilities producing our broadest product offerings, with an installed capacity of approximately 13.5 million compressors a year. Products produced in Brazil are sold throughout the world. Significant devaluations of the Brazilian real in 1999 and 2002 enabled these operations to better compete in foreign markets. However the strengthening of the real from 2003 through the end of 2009 (with the exception of a weakening of the real in the latter half of 2008, which subsequently reversed in 2009) caused our compressor products to be more expensive, making us less competitive. As a result, Brazilian exports have decreased to approximately 36%, 48%, and 59% of Brazilian production in 2009, 2008 and 2007, respectively.
We manufacture compressor products in North America in facilities in Tupelo, Mississippi, and Ontario, Canada and to a lesser degree in Mexico. Over the past several years, we have reduced the number of facilities operated in North America and moved some of our production to other countries because (1) the products can be produced at lower cost in those countries, and (2) some of our customers have relocated their operations to these countries. During 2008 we completed the closure of two compressor facilities in the United States, leaving only our facility in Tupelo. Installed capacity in Tupelo is approximately 3.0 million compressors a year. We also manufacture electric motors, a component of finished compressors, at a facility in Paris, Tennessee. In 2009, approximately 5% of the compressor products produced in our North American operations were exported to foreign countries.
We also currently operate three manufacturing facilities in France. As in North America, we are actively restructuring these operations, through consolidation into fewer facilities and by moving production to lower cost countries. During 2009 we announced restructuring activities that will further reduce our headcount in France. These facilities have aggregate capacity of 3.7 million units a year.
We operate two manufacturing facilities in India with a current total capacity of 5.0 million units a year. Given the current cost structure of our Indian production and the potential growth of the Indian market, we are expanding production capacity in India, and relocating certain production capabilities from higher-cost countries into these facilities.
Our compressor manufacturing operations are vertically integrated, and we manufacture a significant portion of our component needs internally, including electric motors and metal stampings. Raw materials are purchased from a variety of non-affiliated suppliers. We utilize multiple sources of supply and the required raw materials and components are generally available in sufficient quantities. The prices of commodity raw materials have increased substantially in recent years, peaking in mid-2008 before declining substantially and then rebounding over the course of 2009. We expect that costs of these commodities will remain volatile in the future.
Sales and Marketing
We market our compressor and condensing unit products under the following brand names; “Tecumseh,” “L’Unité Hermétique by Tecumseh,” “Masterflux by Tecumseh,” “Silensys by Tecumseh,” “Celseon” and “Vector.” We sell our products in over 110 countries primarily through our own sales staff as well as independent sales representative and authorized wholesale distributors.

A substantial portion of our sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of compressor products for unitary central air conditioning systems and commercial refrigeration applications include substantial sales to both OEM and distributor customers. The breakdown of sales by class of similar products for 2009, 2008 and 2007 is set forth in the table below:

	% of Total Sales Volume
	2009	2008	2007

Commercial Refrigeration	55%	52%	48%
Residential Refrigerator and Freezer	30%	30%	35%
Residential and Specialty Air Conditioning	15%	18%	17%

Total	100%	100%	100%

We have over 1,400 customers for compressor and condensing units. The majority of our customers are for commercial refrigeration products, while our customer base for household refrigeration and freezer (“R&F”) applications is much more concentrated. In 2009, the two largest customers for compressor products, both of whom were R&F customers, accounted for 9.6% and 8.9% respectively of consolidated net sales. Loss of either of these customers could have a materially adverse effect on our results. Generally, we do not enter into long-term contracts with our customers. However, we do pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.
Competition
All of the compressor and condensing unit markets in which we operate are highly competitive. We compete with other compressor producers, including manufacturers of end products and other manufacturers that have internal compressor manufacturing operations. Most of these competitors manufacture their products outside the United States in countries where customers are manufacturing products that use compressors and where manufacturing costs are lower, including the Far East and South America and, to a decreasing extent, Europe.
Participants compete on the basis of delivery, efficiency, sound level, price, reliability, availability and service, as well as compliance with various global environmental and safety standards and regulations. Due to the robustness of our compressors for specialty air conditioning applications, they are particularly well suited for specialized, niche markets located in parts of the Middle East and Asia. Worldwide productive capacities exceed global demand, which has put downward pressure on prices.
For most applications there are numerous competitors, some of which have larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. The household refrigerator and freezer market is vertically integrated with many appliance producers manufacturing a substantial portion of their compressor needs. In the United States and Europe specialty air conditioning compressor markets, we compete primarily with two U.S. manufacturers, Copeland Corporation and Danfoss, Inc.
In Brazil, domestic compressor manufacturers have some protection from outside competition, including import duties for compressors delivering up to 18,000 BTU/hour of cooling capacity. This protection only pertains to components (e.g., compressors) and not equipment. We believe that we and Whirlpool, S.A (selling compressors under the brand name “Embraco”) account for a majority of the compressors sold in Latin America for refrigeration and freezer applications. However, our market share in Brazil is slowly being reduced, as the strength of the Brazilian currency in recent years has made foreign imports relatively cheap despite the presence of duties. As a result, Asian manufacturers are beginning to capture additional share, including small shares of the market for compressors for refrigeration and freezer applications, and importation of the end products containing compressors, particularly in the room air conditioning market. In addition, our Latin American sales are concentrated. In 2009, approximately 24.9%, 15.3% and 10.9% of the sales from our Brazilian facilities were made to its three largest customers respectively, and the loss of any of these customers would have a significant impact on the results of operations of these facilities, and to a lesser extent, on our consolidated results as a whole.
In East Asia and the Middle East, domestic compressor manufacturers also have some protection from outside competition, including import duties. We have manufacturing facilities in India, where our sales in this region are concentrated. We compete in this market primarily for compressors used in air conditioning and household refrigerator applications. This region has not yet fully developed a cold chain with temperature-controlled storage and distribution facilities. Our Indian sales are concentrated because there are fewer end product manufacturers in India. Accordingly, in 2009, approximately 32.9% and 11.8% of the sales from our Indian facilities into East Asian and Middle Eastern markets were made to its two largest customers respectively, and the loss of either of these customers would have a significant impact on the results of operations of our Indian facilities, and to a lesser extent, on our consolidated results as a whole.

Regulatory Requirements
Hydrochlorofluorocarbon compounds (“HCFCs”) are still used as a refrigerant in many air conditioning systems in some regions of the world. Under a 1992 international agreement, HCFCs are now banned from new equipment beginning in 2010 in North America. Some European countries began HCFC phase-outs as early as 1998, and some have fully eliminated the use of HCFCs. Within the last several years, we have approved and released a number of compressor models utilizing U.S. government approved hydrofluorocarbons (“HFC”) refrigerants such as R410A, which are considered more environmentally safe than the preceding refrigeration compounds. HFCs are also currently under global scrutiny and subject to possible future restrictions.
In the last few years, there has been an even greater political and consumer movement, particularly from northern European countries, toward the use of hydrocarbons (“HCs”) and CO2 as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of the atmosphere) and the use of fluorine (which contributes to the “green-house” effect). The most common HC refrigerants are isobutene and propane. HCs are flammable compounds and have not been approved by the U.S. government for air conditioning or household refrigerator and freezer applications. They are permitted in North America, however, for certain small compressors as long as the total weight of the hydrocarbons is less than 150 grams. We build some compressors in Europe and Brazil for sale into the European markets using propane as the refrigerant, and also build certain compressors in Europe utilizing isobutene for sale into the European and Latin American markets. CO2 is still in limited production and is used in niche markets.
It is not presently possible to estimate the level of expenditures that will be required to meet future industry requirements or the effect on our earnings or competitive position. Nonetheless, we expect that our product development process will address these changes in a timely manner.
The U.S. National Appliance Energy Conservation Act of 1987 (the “NAECA”) requires specified energy efficiency ratings on room air conditioners and household refrigerator/freezers. Energy efficiency requirements for unitary air conditioners in the U.S. became effective in January 2006. The European and Brazilian manufacturing communities have issued energy efficiency directives that specify the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. We have ongoing projects aimed at improving the efficiency levels of our compressor products and have products available to meet known energy efficiency requirements as determined by our customers.
Geographic Location Information
The results of operations and other financial information by geographic location for each of the years ended December 31, 2009, 2008, and 2007 appear under the caption “Business Segment Information” in Note 17 of the Notes to the Consolidated Financial Statements which appear in Part II, Item 8, of this report, “Financial Statements and Supplementary Data,” and that information is incorporated by reference into this Item 1.
Backlog and Seasonal Variations
Most of our production is against short-term purchase orders and order backlog is not significant.
Compressor products are subject to some seasonal variation among individual product lines. In particular, sales for compressor products are higher in the first and second quarters (for customer needs prior to the commencement of warmer weather in the northern hemisphere, for both residential air conditioning products and commercial refrigeration applications). This seasonal effect is somewhat, though not completely, offset by sales volumes in the southern hemisphere. Depending on relative performance among the groups, and external factors such as foreign currency changes and global weather, trends can vary. In the past three years, consolidated sales in the aggregate have not exhibited any pronounced seasonal trend.

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
Research and Development
The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations including those related to refrigerant requirements as discussed above. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines. However, our spending has decreased in recent years due to shifting our research personnel from high cost countries to low cost countries. We spent approximately $17.7 million, $20.4 million, and $28.1 million during 2009, 2008, and 2007, respectively, on research activities relating to the development of new products and the development of improvements to existing products. Of those amounts, approximately $0.2 million and $5.4 million in 2008 and 2007, respectively relates to research and development activities for entities that are now discontinued operations. None of this research was customer sponsored.
Employees
On December 31, 2009, we employed approximately 7,600 persons, 89% of whom were employed in foreign locations. While none of our U.S. employees were represented by labor unions, the majority of foreign location personnel are represented by national trade unions. Over the course of 2009 and 2008, we have focused on reducing our global workforce as part of our overall efforts to restructure the business and improve our overall cost structure. We believe we generally have a good relationship with our employees.
Available Information
We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (“SEC”) under the 1934 Act. These documents may be accessed free of charge through our website at the following address: http://www.tecumseh.com/investor.htm. These documents are provided as soon as reasonably practicable after filing with, or furnishing to, the SEC, although not generally on the same day. These documents may also be found at the SEC website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS
Set forth below and elsewhere in this Annual Report on Form 10-K are material risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section in Item 7 below, “Cautionary Statements Relating To Forward-Looking Statements,” should be considered in addition to the following statements.
Current and future global economic conditions could have an adverse effect on our sales volumes, liquidity and profitability.
The recent global recession, precipitated by the financial crisis, had a detrimental effect on our sales volumes during 2009. Given that the slowdown in economic activity has affected all of the geographic regions where we sell our products with nearly equal severity, the impact on our financial results in these periods has been significant.
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
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. An increasing portion of our manufacturing presence is in international locations. During 2009, approximately 77% of our compressor manufacturing activity took place outside the United States. Our Brazilian, European and Indian manufacturing operations delivered approximately 35%, 30% and 12% of total 2009 compressor sales, respectively. As a result, our consolidated financial results are increasingly sensitive to changes in foreign currency exchange rates.
Our results of operations are substantially affected by several types of foreign exchange risk. One type is balance sheet re-measurement risk, which results when assets and liabilities are denominated in currencies other than the functional currencies of the respective operations. This risk applies for our Brazilian operation, which denominates certain of its borrowings in U.S. dollars. The periodic re-measurement of these liabilities is recognized in the consolidated statements of operations.
Another significant risk for our business is transaction risk, which occurs when the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. This risk affects our business adversely when foreign currencies strengthen against the dollar, which until recently has been the case for the last several years. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. In particular, we have entered into foreign currency forward purchases to hedge Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. In 2009, the euro and rupee strengthened against the dollar by 2.4% and 4.5%, respectively. This resulted in gains to our consolidated statements of operations for the settlement of currency contracts. In general, the strengthening of the U.S. dollar is favorable to our overall results over time; however, the rapid and significant weakening of foreign currencies will cause balance sheet re-measurement losses to out-weigh the favorable impacts of net transactional gains in the period. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries.
Currency exchange rate fluctuations might adversely affect our results of operations and financial condition, particularly over the long term. In addition, while the use of currency hedging instruments may provide us with short-term protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.
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
Volatility of commodity costs could adversely affect our results of operations.
One of the most significant cost impacts to the business have been the prices of certain key commodities, including copper and steel, both major cost components of compressors. Copper prices increased by 130% from December 2008 year end levels to December 2009 year end levels due to a significant decline in copper prices in the 4th quarter of 2008. Average cost of copper for the full year 2009 was 34% lower than 2008, primarily due to lower prices in the first three quarters of 2009 versus 2008. Steel prices decreased by 8% from December 31, 2008 to December 31, 2009. Average cost of steel for the full year 2009 was 43% lower than 2008. Due to competitive markets, we are typically not able to quickly recover products cost increases through price increases or other cost savings. While we have been proactive in addressing volatility of these costs, including executing forward purchases and future contracts to cover approximately 50% of our anticipated copper requirements for 2010, renewed rapid escalation of these costs would nonetheless have an adverse effect on our results of operations both in the near and long term. In addition, our hedges will offset most of the benefits of any price decreases in 2010. We are striving for greater productivity improvements and implementing increases in selling prices to help mitigate cost increases in copper and steel as well as other base materials including aluminum, as well as other input costs including ocean freight, fuel, health care and insurance. We are also continuing to implement operational initiatives in order to continuously reduce our costs. These actions might not be successful to manage our costs or increase our productivity. Continued volatility of base metals or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations.

We may not maintain our current level of liquidity.
With the proceeds of divestitures of our former engine and power train and electrical components business operations, we eliminated all our North American debt, and accumulated substantial net cash on our balance sheet. This cash balance has become increasingly important in light of recently constrained capital markets and the current economic environment. However, we may not be able to maintain our current levels of liquidity. We have incurred significant net losses in each of the last five years, including significant operating losses in three of the last four years. Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly challenges related to global economic conditions, currency exchange effects and commodity pricing. We only generated cash from operations of $1.6 million in 2009. While we expect continued improvement as our restructuring activities take effect, we still may not be able to generate cash from operations unless further restructuring activities are implemented and/or economic conditions improve. While we believe that current cash balances combined with available borrowings and the cash to be generated by the pension plan reversion and tax refunds will produce adequate liquidity to implement our business strategy over at least the next twelve months, there can be no assurance that such improvements will ultimately be adequate if economic conditions deteriorate. In addition, while our business dispositions have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. See “Item 3 — Legal Proceedings — Platinum” for a description of a lawsuit by the buyer of our gas-powered engine subsidiary. Future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
We operate in highly competitive markets.
All of the compressor and condensing unit markets in which we operate are highly competitive. We compete on the basis of delivery, efficiency, noise level, price, compliance with various global environmental standards and reliability. For most applications there are numerous competitors, some of which have larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. If our products do not meet or exceed the attributes of our competitor’s offerings, we could be at a disadvantage in the affected product lines. These and other factors might have a material adverse effect on our results of operations.
In particular, we operate in environments where worldwide productive capacities exceed global demand and customers and competitors are establishing new productive capacities in low cost countries, including China. These trends may put downward pressure on prices and reduce our margins. These trends may also result in the need for us to restructure our operations further by removing excess capacities, lowering our cost of purchased inputs and shifting productive capacities to low cost countries in order to improve our overall cost structure, restore margins and improve our competitive position in our major markets. There is no guarantee that these initiatives, which have included plant closures, headcount reductions and expanded operations in low-cost countries will be successful in setting the stage for improvement in profitability in the future.
Our results of operations may be negatively impacted by litigation.
Our business exposes us to potential litigation, such as product liability suits that are inherent in the design, manufacture, and sale of our products. We are also potentially exposed to litigation related to prior sales of businesses, securities law or other types of business disputes. These claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome.
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
As is further discussed in Item 3, “Legal Proceedings,” we are one of several companies involved in investigations into possible anti-competitive practices in the compressor industry. While we have entered into conditional amnesty agreements under which we do not expect to be subject to criminal prosecution with respect to the investigation, we are not exempt from civil litigation. As of the date of this report, numerous class action civil suits had been filed, and additional suits may be forthcoming. Even a successful defense against these claims could result in significant legal costs, and could have a material adverse impact on our results of operations and cash flows.

As is further described in Item 3, “Legal Proceedings,” we are being sued by the buyer of our gas-powered engine business. Similar to other legal matters noted above, the outcome of the litigation may not be successful and legal costs and potential settlements may negatively impact our business.
We are exposed to political, regulatory, economic, and other risks that arise from operating a multinational business.
Sales into countries outside of North America, including export sales from North American businesses, accounted for approximately 81% of our net sales in 2009. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:
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
Our manufacturing operations are subject to increasingly stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. These regulations can vary widely across the countries in which we do business. While we believe that we are in compliance in all material respects with these environmental laws and regulations, we could still be adversely impacted by costs, liabilities or claims with respect to existing, previously divested, or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination and the amount of such liability could be material. See “Item 8 — Financial Statements and Supplemental Data — Note 16” for a description of our environmental matters.
In addition, governmental regulations affect the types of refrigerants that may be utilized in our products, and this global scrutiny continues to evolve over time. We have continued to address these changes in regulation by approving and releasing new models that meet governmental and consumer requirements. We also strive to have our products meet requirements for energy efficiency, which can vary substantially in the different geographic markets in which we sell our products. Future legislation may require substantial levels of expenditure to meet industry requirements, which could have a material adverse effect on our business, results of operations and financial condition.

We may be adversely impacted by work stoppages and other labor matters.
As of December 31, 2009, we employed approximately 7,600 persons worldwide. The majority of people we employ in foreign locations, approximately 6,800, are represented by national trade unions. While we do not believe that we will be impacted by work stoppages and other labor matters, future issues with our labor unions might not be resolved favorably and we might encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at their plants where our products are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.
Increased or unexpected product warranty claims could adversely affect us.
We provide our customers a warranty on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months to 36 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, future warranty claims might not follow historical patterns or we might not accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located in the United States of America in Ann Arbor, Michigan, approximately 40 miles west of Detroit. At December 31, 2009 we had 23 properties in the United States, Canada, Mexico, France, Brazil, India, Malaysia and China occupying approximately 5.0 million square feet (0.5 million idled) with the majority, approximately 3.8 million square feet, devoted to manufacturing. Fourteen facilities with approximately 3.4 million square feet were located in seven countries outside the United States. Manufacturing facility utilization varies during the year depending on the production cycle. All owned and leased properties are adequate and suitable, well maintained and equipped for the purposes for which they are used. Management believes we have sufficient manufacturing capacity for fiscal 2010 and beyond. The schedule below outlines our significant facilities by location, ownership and function as of December 31, 2009.

	Square
Location	Feet	Ownership	Use

United States:
Verona, Mississippi (Tupelo Division)	530,000	Leased	Manufacturing facility
Verona, Mississippi (Tupelo Warehouse 1)	70,200	Leased	Storage facility
Verona, Mississippi (Tupelo Warehouse 2)	100,000	Leased	Storage facility
Paris, Tennessee	190,000	Owned	Manufacturing facility
Emerson Building, Tecumseh, MI	26,343	Owned	Storage facility
Grafton, Wisconsin	343,484	Owned	Idle
Toledo, Ohio (Acklin Building)	150,000	Owned	Idle
Ann Arbor, MI Corporate Office	32,400	Leased	Office space
Tecumseh, MI Engineering Building	114,540	Leased	Lab/Office space
Brazil:
Sao Carlos, Brazil Plant 1	431,905	Owned	Manufacturing facility
Sao Carlos, Brazil Plant 2	1,001,249	Owned	Manufacturing facility
France:
Cessieu, France	316,925	Owned	Manufacturing facility
Barentin, France	312,363	Owned	Manufacturing facility
La Mure, France	114,379	Owned	Manufacturing facility
La Verpilliere, France	341,415	Owned	Lab/Office space
Vaulx Milieu, France	36,124	Leased	Office and Warehouse facility
Canada:
London, Ontario, Canada	5,000	Leased	Office space
Aylmer, Ontario, Canada	68,600	Owned	Manufacturing facility
India:
Hyderabad, India	374,802	Owned	Manufacturing facility
Ballabgarh, India	310,000	Owned	Manufacturing facility
Mexico:
Monterrey, Mexico	50,000	Leased	Manufacturing facility
China	2,793	Leased	Office Space
Malaysia	53,792	Leased	Manufacturing facility

ITEM 3.	LEGAL PROCEEDINGS
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
We intend to cooperate fully with the investigations. In addition, we have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division’s Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed to not bring any criminal prosecution with respect to the investigation against the Company as long as we, among other things, continue our full cooperation in the investigation. We have received similar conditional immunity from the European Commission, the SDE, and the competition authorities in Mexico, South Africa and Turkey.
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. The public disclosure of these investigations has resulted in a class action lawsuit filed in Canada and numerous class action lawsuits filed in the United States, including by both direct and indirect purchaser groups. All of the U.S. actions have been transferred to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings under Multidistrict Litigation (“MDL”) procedures. Discovery in these cases has not yet commenced. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable to private claimants for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
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
Kahn shareholder lawsuit
On December 10, 2008 a shareholder class action lawsuit was filed in Lenawee County, Michigan Circuit Court by Alan Kahn against five of Tecumseh’s former directors, alleging a breach of fiduciary duty by the defendant directors and seeking injunctive relief and damages for our proposed recapitalization plan. With the plaintiff’s consent, on November 5, 2009, the court dismissed the complaint but retained jurisdiction to decide a subsequently filed application seeking reimbursement of attorney fees and costs. To date, plaintiff has not filed a fee application but plaintiff has made an informal request for fee reimbursement. It is not possible at this time to assess the probability of the outcome; however, we do not expect that potential exposure in this case, if any, will have a material impact on our financial position, results of operations or cash flows.
Judicial restructuring for Brazilian engine manufacturing subsidiary
On March 22, 2007, TMT Motoco, our Brazil-based engine manufacturing subsidiary, filed a request in Brazil for court permission to pursue a judicial restructuring. The requested protection under Brazilian bankruptcy law is similar to a U.S. filing for protection under Chapter 11 of the United States Bankruptcy Code in that during such a restructuring, TMT Motoco remains in possession of its assets and its creditors cannot impose an involuntary restructuring on it. TMT’s restructuring request was granted by the court on March 28, 2007. The judicial restructuring was completed in 2008, the facility has been sold, and the majority of TMT Motoco’s obligations have been settled. The remaining obligations are expected to be completed in the first quarter of 2010 at the earliest; we consider that we have adequate reserves established to cover these liabilities.

Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (“RICO”) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states and the District of Columbia, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We have joined the joint defense group with other lawnmower and component manufacturers who are defendants. In the fourth quarter of 2009, a conceptual offer by a group of the defendants, including Tecumseh, of $51.0 million was accepted in principle with the actual settlement terms to be negotiated. On February 24, 2010, Tecumseh, along with the other settling defendants, executed a settlement agreement (the “group settlement”) with plaintiffs resolving claims against the group of settling defendants in exchange for a group payment of $51 million, a one-year warranty extension for qualifying class members and injunctive relief regarding future lawnmower engine labeling practices. On February 26, 2010, the Court entered an Order preliminarily approving the group settlement, certifying the settlement class, appointing settlement class counsel and staying proceedings against the settling defendants. The Court will set a date for a hearing to determine the fairness, reasonableness and adequacy of the group settlement and to determine whether the group settlement should be finally approved and a final judgment entered. We believe that it is probable that we will achieve final settlement and Tecumseh’s allocable portion of approximately $6.2 million has been reserved.
Platinum
On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware Corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States district court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Securities Exchange Act, Common Law Fraud and Negligent Misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washer and augers, among other applications. Snowstorm seeks unspecified compensatory and punitive damages and a declaratory judgment that Tecumseh Products is obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An Answer on behalf of Tecumseh Products Company was filed on January 27, 2010. We intend to vigorously defend the lawsuit. It is not possible to reasonably estimate the amount of our ultimate liability, if any, or the amount of any future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows. See “Item 8 — Financial Statements and Supplemental Data — Note 2” under the caption of Engine & Power Train for further description of a previous “Platinum” working capital settlement.
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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A and Class B common stock trade on The Nasdaq Stock Market LLC under the symbols TECUA and TECUB, respectively. Total shareholders of record as of March 5, 2010 were approximately 266 for Class A common stock and 272 for Class B common stock. We have no current expectation to pay dividends. Our U.S. revolving credit agreement restricts our ability to pay cash dividends. Cash dividends may only be paid if (1) no event of default has occurred and is continuing or would result after giving effect to the dividend payment, (2) we maintain a minimum of $50 million in liquidity after paying the dividend, and (3) a fixed charge ratio covenant was met for the preceding four quarters. We would not currently be in compliance with this covenant if we intended to pay cash dividends. As of the date of this report, we have no equity securities authorized for issuance under compensation plans. We did not repurchase any of our equity securities during the fourth quarter of 2009.
Market Price and Dividend Information
Range of Common Stock Prices and Dividends for 2009

	Sales Price				Cash
	Class A		Class B		Dividends
Quarter Ended	High	Low	High	Low	Declared

March 31	$11.39	$3.00	$13.60	$3.70	$—
June 30	12.74	4.25	13.87	4.82	—
September 30	13.68	7.85	13.45	8.71	—
December 31	13.32	9.94	13.10	10.06	—
Range of Common Stock Prices and Dividends for 2008

	Sales Price				Cash
	Class A		Class B		Dividends
Quarter Ended	High	Low	High	Low	Declared

March 31	$31.77	$19.00	$28.00	$16.18	$—
June 30	37.79	29.08	34.14	25.22	—
September 30	36.01	20.30	31.50	21.25	—
December 31	25.05	7.30	21.17	7.20	—

Stock Performance Graph
The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Tecumseh common stock, S&P 500 Index, and the S&P Composite Industry Index for the five year period from December 31, 2004 through December 31, 2009.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	2004	2005	2006	2007	2008	2009
Tecumseh Products Company	100	44.46	36.99	43.90	21.28	25.85
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P Composite Industry Index	100	105.41	116.21	128.29	80.35	117.93

*	Class B stock used in calculation of returns

**	S&P Composite Industry Index comprises the S&P Household Appliance Index (50%), the S&P Industrial Machinery Index (25%) and the S&P Electrical Components and Equipment Index (25%).

ITEM 6.	SELECTED FINANCIAL DATA
The following is a summary of certain of our financial information. Prior year results related to the Consolidated Statements of Operations have been restated to reflect the reclassification of the Electrical Components Group (with the exception of the Paris, Tennessee operations), the Engine & Power Train Group, MP Pumps, and Manufacturing Data Systems, Inc. as discontinued operations.

	Years Ended December 31,
(In millions, except share and per share data)	2009	2008(a)	2007(a)	2006(a)	2005(a)
Net sales	$735.9	$996.4	$1,136.1	$1,024.5	$929.7
Cost of sales and operating expenses	680.2	891.3	994.0	925.4	807.3
Selling and administrative expenses	125.2	129.6	131.8	125.1	116.7
Impairments, restructuring charges, and other items	24.4	43.8	7.4	2.4	4.3

Operating (loss) income	(93.9)	(68.3)	2.9	(28.4)	1.4

Interest expense	(10.8)	(24.4)	(22.3)	(19.4)	(3.3)
Interest income and other, net	2.3	9.7	6.2	10.9	9.0

Loss from continuing operations before taxes	(102.4)	(83.0)	(13.2)	(36.9)	7.1
Tax (benefit) provision	(10.6)	(5.0)	(8.2)	12.3	27.6

Net loss from continuing operations	(91.8)	(78.0)	(5.0)	(49.2)	(20.5)
Income (loss) from discontinued operations, net of tax	(1.6)	27.5	(173.1)	(31.1)	(203.0)

Net loss	$(93.4)	$(50.5)	$(178.1)	$(80.3)	$(223.5)

Basic and diluted income (loss) per share (b):

Loss per share from continuing operations	$(4.97)	$(4.22)	$(0.27)	$(2.66)	$(1.11)
Income (loss) per share from discontinued operations, net of tax	(0.09)	1.49	(9.37)	(1.68)	(10.98)

Basic and diluted loss per share	$(5.06)	$(2.73)	$(9.64)	$(4.35)	$(12.09)

Cash dividends declared per share	—	—	—	—	$0.64
Weighted average number of shares outstanding, basic and diluted (in thousands)	18,480	18,480	18,480	18,480	18,480

Cash and cash equivalents	$90.7	$113.1	$77.0	$82.0	$116.2
Working capital	149.8	164.0	145.1	241.4	409.8
Net property, plant and equipment	259.7	253.7	362.6	562.9	590.2
Total assets	767.1	798.5	1,193.3	1,811.6	1,821.5
Long-term debt	8.0	0.4	3.3	217.3	289.0
Stockholders’ equity	463.4	477.4	742.6	794.6	813.5
Capital expenditures	7.9	8.0	4.2	62.7	113.8
Depreciation and amortization	45.2	42.5	55.5	81.8	94.1

(a)
Adjusted from amounts reported in prior periods to reclassify our Paris, Tennessee operations from discontinued operations to continuing operations to conform to current year consolidated statements of operations presentation. The reclassification has the effect on income (loss) from continuing operations, net of tax, of $1.9 million, $1.0 million, $1.6 million, and ($0.1) million for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

(b)
In 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant is not included in diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, as the effect would be antidilutive.

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
In addition to the relative competitiveness of our products, our business is significantly influenced by several specific economic factors: the strength of the overall global economy, which can have a significant impact on our sales volumes; the drivers of product cost, especially the price of copper and steel; the relative value against the U.S. dollar of those foreign currencies of countries where we operate; and global weather conditions.
Economy
With respect to global economic activity, the recent global recession precipitated by the financial crisis had a detrimental effect on our sales volumes for the last two years. It affected all of the geographic regions where we sell our product with nearly equal severity. Exclusive of the effects of currency translation, overall, volumes in the first half of 2009 across all product lines were approximately 26% lower than the first half of 2008 and volumes in the second half of 2009 were approximately 14% lower than the second half of 2008. While seasonal activity and some recent increases in order activity suggest that volumes have improved compared to 2009, we cannot currently project when market conditions may begin to improve on a sustained or significant basis. Accordingly, we have idled underutilized assets and reduced employment levels throughout the world.

Copper and Steel
Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices have been extremely volatile in 2009. The price of copper is representative of this overall market volatility. From January 1 to December 31, 2009, copper prices increased by 130% from December 2008 year end levels, in part due to a significant decline in copper prices in the 4th quarter of 2008. The average cost of copper in 2009 was 34% lower than the average cost in 2008. Such extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced forward and futures contracts.
The price for the types of steel utilized in our products escalated in a manner similar to copper in 2008 (one type of steel increased by 86.2% from the beginning of 2008 to September 30, 2008) but did not begin to experience any decline in certain markets, particularly in Brazil, until the second quarter of 2009. In the third quarter of 2009, steel prices rebounded to levels approximately commensurate with the beginning of the year. At December 2009, steel prices were 8% lower than December 2008.
Due to competitive markets, we are typically not able to quickly recover product cost increases through price increases or other cost savings. While we have been proactive in addressing the volatility of these costs, including executing forward purchase and futures contracts to cover approximately 50% of our anticipated copper usage in 2010, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the price of steel. In addition, while the use of forwards and futures can mitigate the risks of price increases associated with these commodities by “locking in” prices at a specific level, they also reduce the benefits of price decreases associated with these commodities. In addition, declines in the prices of the underlying commodities can result in downward pressure in selling prices, particularly if competitors have lesser future purchase positions, thus causing a contraction of margins.
Currency Exchange
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During 2008 and 2009, approximately 77% of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, most notably the Brazilian real, the euro and the Indian rupee. Due to our significant manufacturing and sales presence in Brazil, changes in the Brazilian real have been especially adverse to our results of operations when compared to prior periods. In 2009, the Brazilian real strengthened substantially against the dollar by 25.5%. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this report.
Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor of our compressor business faces similar exposure to the real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations. We are executing strategies to continue to shift productions to low cost countries such as India and Mexico.
Our foreign manufacturing operations are subject to many other risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions.

Other Actions
We have executed other strategies to mitigate or partially offset the impact of rising costs and declining volumes, which include cost reduction actions, cost optimization engineering strategies, selective out-sourcing of components where internal supplies are not cost competitive, continued consolidation of our supply base and acceleration of low-cost country sourcing. In addition, the sharing of increases in raw material costs has been, and will continue to be as the situation warrants, the subject of negotiations with our customers, including seeking mechanisms that would result in more timely adjustment of pricing in reaction to changing material costs. While we believe that our mitigation strategies have offset a substantial portion of the financial impact of these increased costs, they might have a continued material adverse impact on our operating results. As we have raised prices to address cost increases, it is possible that customers may react by choosing to purchase their requirements from alternative suppliers, or, in the case of certain customers, to source more compressors utilizing internal capabilities. It is also expected that prices would be adjusted downward when the economy contracts for an extended period of time as price competitiveness increases to secure volume. Any increases in cost that could not be recovered through increases in selling prices would make it more difficult for us to achieve our business plans.
Liquidity
Upon completion of the divestitures of the business operations discussed above, we eliminated all our North American debt, and accumulated substantial net cash on our balance sheet. This cash balance has become increasingly important in light of recently constrained capital markets and the current economic environment. As an additional benefit, cash paid for interest has been, and is expected to continue to be, substantially reduced in comparison to 2008 levels.
We have received and expect further non-operating cash inflows through the end of 2010. We received $14.9 million tax refund in the U.S. in July 2009 and expect approximately $35.0-$40.0 million, net of excise tax from the termination and reversion of our over-funded hourly pension plan in 2010. Based on historical payment pattern of the Brazilian tax authorities, and based on the U.S. dollar to real exchange rate as of December 31, 2009, we expect to recover approximately $29.2 million of the $67.7 million outstanding refundable taxes in Brazil before the end of 2010. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment. We also expect an additional U.S. income tax refund of $1.9 million, although the timing of this refund is uncertain.
However, challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly challenges related to global economic conditions, currency exchange rates and commodity pricing as discussed above. In 2009, we generated only $1.6 million from operations, which included significant decreases in inventories and accounts receivables. While we expect continued improvement as our restructuring activities take effect, we still may not generate cash from normal operations unless further restructuring activities are implemented and/or economic conditions improve.
As part of our strategy to maintain sufficient liquidity, we continue to maintain various credit facilities, both drawn and undrawn upon, in most of the jurisdictions in which we operate. The availability of our various credit facilities at December 31, 2009 was $38.6 million. While we believe that current cash balances combined with available borrowings and the cash to be generated by the pension plan reversion and Brazilian tax refund will produce adequate liquidity to implement our business strategy over the foreseeable future, there can be no assurance that such amounts will ultimately be adequate if economic conditions deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until the global economy begins to recover, credit markets become less constrained, and cash production from normal operations improves.
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

RESULTS OF OPERATIONS
During the fourth quarter of 2009, we reclassified our Paris, Tennessee operations from discontinued operations to continuing operations and its operating results have been reported as continuing operations for all periods.
A summary of our operating results as a percentage of net sales is shown below (dollars in millions):
Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Year Ended December 31,
(dollars in millions)	2009	%	2008*	%

Net sales	$735.9	100.0%	$996.4	100.0%
Cost of sales and operating expenses	680.2	92.4%	891.3	89.5%
Selling and administrative expenses	125.2	17.0%	129.6	13.0%
Impairments, restructuring charges, and other items	24.4	3.3%	43.8	4.4%

Operating loss	(93.9)	(12.7%)	(68.3)	(6.9%)
Interest expense	(10.8)	(1.5%)	(24.4)	(2.4%)
Interest income and other, net	2.3	0.3%	9.7	1.0%

Loss from continuing operations before taxes	(102.4)	(13.9%)	(83.0)	(8.3%)
Tax benefit	10.6	1.4%	5.0	0.5%

Net loss from continuing operations	$(91.8)	(12.5%)	$(78.0)	(7.8%)

*	The Paris operation reclassification decreases net loss from continuing operations, net of tax, by $1.9 million for the year ended December 31, 2008.
Net sales in the year ended December 31, 2009 decreased $260.5 million, or 26.1%, versus the same period of 2008. Excluding the decrease in sales due to the effect of changes in foreign currency translation of $44.4 million, net sales decreased 21.7% from the prior year. Sales of compressors used in commercial refrigeration and aftermarket applications decreased by $114.8 million, or 22.1%. For the commercial refrigeration and aftermarket business, volume declines were driven by softer economic conditions as well as lower shipments to customers as they too reduced inventory balances to better reflect current sales levels. The dollar volume decline in sales of compressors used in R&F applications was $74.1 million, or 25.1%, primarily due to lower units sold. Volumes for R&F product were also substantially affected by the global economic contraction, as consumer credit became more constrained than in 2008 and the rate of housing starts declined. The downturn in market volumes for R&F applications was the end result of the effect of these economic conditions; a decreased demand by consumers, combined with lower demand from our R&F customers as they brought their own inventories in line with lower volumes. Sales of compressors for air conditioning applications and all other applications also declined by $71.6 million, or 39.4%, primarily due to customers having large on-hand inventory of air conditioners resulting in lower demand for compressors compounded by unusually cool weather in many of the geographic locations served.
Cost of sales and operating expenses were $680.2 million in the year ended December 31, 2009, as compared to $891.3 million in the fiscal year ended December 31, 2008. Expressed as a percentage of sales, these costs increased to 92.4% in 2009 compared to 89.5% in 2008. Gross profit (defined as net sales less cost of sales and operating expenses) in 2009 declined by $49.4 million from $105.1 million, or 10.5%, in 2008 to $55.7 million, or 7.6% in 2009. The current year decline is mostly attributable to the materially lower levels of sales volume in 2009, which resulted in lower absorption of fixed costs, although reductions in our fixed cost structure during 2009 helped to mitigate this effect.
Volume declines reduced 2009 gross profit (including the effect of lower sales on fixed costs) by $60.4 million as compared to 2008. Current year margin was also unfavorably impacted by changes in sales mix of $34.1 million. Other raw material variances were also unfavorable by $0.6 million. An unfavorable one-time cumulative catch up depreciation expense of $3.5 million was recorded in the fourth quarter of 2009 as a result of a reclassification of our Paris, Tennessee facility from a discontinued operation held for sale to a continuing operation. In addition, items that were favorable to 2008 results did not recur in 2009. These amounts included a gain on the sale of an airplane and our former airport facility of $4.2 million and favorable litigation settlement costs of $2.2 million. We also recorded $6.1 million less in pension and OPEB credits in the current year. In contrast, productivity improvements of $30.5 million, favorable currency effects of $24.2 million and lower commodity costs of $11.3 million improved 2009 gross profit when compared to the same period in 2008. The effect of all other income and expense items included in cost of sales was unfavorable to 2009 results by $4.3 million.

Selling and administrative expenses were $125.2 million in the year ended December 31, 2009, as compared to $129.6 million in the fiscal year ended December 31, 2008. Expressed as a percentage of sales, these selling and administrative expenses were 17.0% in 2009 compared to 13.0% in 2008. We incurred approximately $8.6 million in 2009 for professional fees outside the ordinary course of business representing a decrease of $2.3 million when compared to the $10.9 million incurred in 2008. Payroll, benefits and other related employee expenses decreased by $8.3 million as a result of our continued restructuring efforts and termination of our previous CEO. Recurring professional fees were reduced by $2.2 million mainly related to accounting fees. In contrast, reversal of an accrual for environmental expenses of $1.7 million and a favorable change in estimate of $1.9 million recorded in 2008 were not repeated in 2009. All other selling and administrative expenses increased in the aggregate by $4.8 million.
We recorded expense of $24.4 million in impairments, restructuring charges, and other items in 2009 compared to $43.8 million in 2008. For a more detailed discussion of these charges, refer to Note 12 of the Notes to the Consolidated Financial Statements and “Outlook” below.
Interest expense from continuing operations was $10.8 million in the fiscal year ended December 31, 2009 compared to $24.4 million in 2008. The decrease is primarily attributable to reduced borrowings, particularly in Brazil, including both debt balances and accounts receivable factoring, as well as slightly lower interest rates charged on our borrowings. 2008 also included $1.4 million related to a write-off of previously capitalized debt issuance costs for our previous credit facility.
Interest income and other income, net were $2.3 million in the fiscal year ended December 31, 2009 compared to $9.7 million in 2008, primarily reflecting the lower levels of cash and short-term investments held in 2009 and lower interest rates.
We recorded a $10.6 million income tax benefit from continuing operations for the fiscal year ended December 31, 2009. This benefit includes a $10.3 million deferred tax benefit ($6.8 million foreign tax credit, $1.8 million U.S. federal, and $1.7 million state and local) and a $0.3 million current tax credit.
The consolidated statement of operations reflects a $5.0 million income tax benefit for the fiscal year ended December 31, 2008. This benefit reflected a $7.6 million deferred tax benefit (consisting of a $8.0 million U.S. federal benefit and a foreign provision of $0.4 million), partially offset by a $2.6 current tax provision ($0.8 million U.S. federal, $0.1 million state and local credit and $1.9 million foreign).
At December 31, 2009 and 2008, full valuation allowances are recorded for net operating loss carryovers and other deferred tax assets for those tax jurisdictions in which it is more likely than not that these deferred tax assets would not be recoverable.
The effective tax rate in future periods may vary from the 35% United States statutory rate based upon changes in the mix of profitability between the jurisdictions where benefits on losses are not provided versus other jurisdictions where provisions and benefits are recognized. In addition, circumstances could change such that additional valuation allowances may become necessary on deferred tax assets in various jurisdictions.
Net loss from continuing operations in the fiscal year ended December 31, 2009 was $91.8 million, or $4.97 per share, as compared to a net loss of $78.0 million, or $4.22 per share, in the fiscal year ended December 31, 2008. The change was primarily the result of volume declines in the current year and other factors as discussed above.
Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Year Ended December 31,
(dollars in millions)	2008*	%	2007*	%
Net sales	$996.4	100.0%	$1,136.1	100.0%
Cost of sales and operating expenses	891.3	89.5%	994.0	87.5%
Selling and administrative expenses	129.6	13.0%	131.8	11.6%
Impairments, restructuring charges, and other items	43.8	4.4%	7.4	0.6%

Operating (loss) income	(68.3)	(6.9%)	2.9	0.3%
Interest expense	(24.4)	(2.4%)	(22.3)	(2.0%)
Interest income and other, net	9.7	1.0%	6.2	0.6%

Loss from continuing operations before taxes	(83.0)	(8.3%)	(13.2)	(1.1%)
Tax benefit	5.0	0.5%	8.2	0.7%

Net loss from continuing operations	$(78.0)	(7.8%)	$(5.0)	(0.4%)

*	The Paris operation reclassification has the effect on income from continuing operations, net of tax, of $1.9 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

Net sales in the year ended December 31, 2008 decreased $139.7 million, or 12.3%, versus the same period of 2007. Excluding the increase in sales due to the effect of changes in foreign currency translation of $56.2 million, net sales decreased 17.2% from the prior year. In general, the sales declines were a result of the global economic recession. Compressors for household refrigeration and freezing applications were affected in the most significant way, down $106.1 million or 26.6% when compared to 2007. This decline represents the impact of numerous factors, most notably a decline in market demand. It is largely attributable to reduced access to consumer credit in many geographies where our business is concentrated, including India and Brazil, as well as lower housing starts on a global basis. Compressors for commercial refrigeration and aftermarket applications were down by $16.6 million, or 3.1%. These declines were also attributable to the global contraction, which has driven a decline in new store growth, delays in cold chain development and an excess of customer inventory. Compressors for air conditioning and other applications were down $17.0 million, also driven by excess customer inventory as well as cooler than normal weather in the high-temperature, high-humidity geographies where our air conditioning compressors are sold.
Cost of sales and operating expenses were $891.3 million in the year ended December 31, 2008, as compared to $994.0 million in the fiscal year ended December 31, 2007. Expressed as a percentage of sales, these costs increased to 89.5% in 2008 compared to 87.5% in 2007. The majority of this increase was attributable to decreases in volume as discussed above, which reduced profitability by $49.3 million when compared to 2007 results. In addition, although commodity costs declined substantially in the fourth quarter and the U.S. dollar strengthened against foreign currencies, the full year impacts were nonetheless unfavorable. When compared to 2007, net currency impacts were unfavorable by $32.3 million. Commodity costs were unfavorable year-on-year by $23.8 million. Favorable pricing impacts of $40.8 million somewhat offset the effects of currency and commodities. Productivity and purchasing improvements and other impacts of $26.5 million also contributed favorably to 2008 results.
Results of operations were favorably impacted in both periods by net pension benefit income that was recorded as a result of the over-funding of the majority of our pension plans. This income favorably affected continuing operations by $8.8 million and $11.4 million in 2008 and 2007 respectively. 2008 and 2007 were also favorably affected by $8.4 million and $4.9 million respectively in benefit income related to other postretirement (“OPEB”) benefits. Refer to Note 5 in the Notes to the Consolidated Financial Statements for further discussion of our pension credits.
Selling and administrative expenses were $2.2 million, or 1.7%, lower in the fiscal year ended December 31, 2008 compared to the prior fiscal year. While we incurred approximately $10.9 million in 2008 for professional fees outside the ordinary course of business, which included consulting services for strategic planning and legal fees for corporate governance issues, this figure represented a $2.1 million reduction in such fees when compared to 2007. The most notable increases in S&A costs were $1.4 million in expenses recorded for share-based compensation, and an increase of $0.6 million in company contributions to defined contribution benefit plans. Notable decreases include a favorable change in estimate of $1.9 million that was recorded in the second quarter of 2008, a reversal of an environmental accrual of $1.7 million upon completion and release of work done by the EPA and elimination of foreign tax on banking activity of $3.3 million in 2007. All other S&A expenses increased in the aggregate by $4.8 million.
We recorded expense of $43.8 million in impairments, restructuring charges, and other items in 2008. Fiscal year 2007 operating income included $7.4 million of restructuring, impairments and other charges. For a more detailed discussion of these charges, refer to Note 12 of the Notes to the Consolidated Financial Statements.
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
We recorded a $5.0 million income tax benefit from continuing operations for the fiscal year ended December 31, 2008. This benefit reflected a $2.6 million current tax provision ($0.8 million U.S. federal provision, $0.1 million state and local credit and $1.9 million foreign provision) offset by an $7.6 million deferred tax benefit (consisting of an $8.0 million U.S. federal benefit and a foreign provision of $0.4 million).
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
The effective tax rate in future periods may vary from the 35% United States statutory rate based upon changes in the mix of profitability between the jurisdictions where benefits on losses are not provided versus other jurisdictions where provisions and benefits are recognized. In addition, circumstances could change such that additional valuation allowances may become necessary on deferred tax assets in various jurisdictions.
Net loss from continuing operations in the fiscal year ended December 31, 2008 was $78.0 million, or $4.22 per share, as compared to a net loss of $5.0 million, or $0.27 per share, in the fiscal year ended December 31, 2007. The change was primarily the result of volume declines in the current year and other factors as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements, and, when needed, to fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, when available, borrowings under available credit facilities and non-operating cash inflows. For example, in 2009, we received a $14.9 million tax refund in the U.S. as a significant source of cash. In 2008, we utilized the reversion of our salaried pension plan, the recovery of non-income taxes in our Brazilian operations and proceeds from the sale of assets as significant sources of cash.
A substantial portion of our operating income is generated by foreign operations. In those circumstances, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions.
Cash Flow
2009 vs. 2008
Cash provided by operations amounted to $1.6 million in 2009, as compared to cash provided by operations of $70.6 million in 2008. The most significant use of cash during 2009 was our net loss of $93.4 million less the non-cash impacts of depreciation and amortization of $45.2 million; impairment of long-lived assets of $1.2 million, and loss on disposal of property and equipment of $1.8 million. Non cash items included in the caption “impairments, restructuring charges, and other items” include an impairment of an asset for pre-paid outside sales service of $1.5 million and $1.0 million impairment of our investment in an unconsolidated subsidiary (included in other assets). Elimination of certain benefits from our retirement plans resulted in a non cash increase in our income, and a negative effect on our cash flows from operations, of approximately $9.5 million (included in employee retirement benefits).
Deferred and recoverable taxes were a net use of cash of $6.3 million, reflecting the receipt of $12.2 million in U.S. Federal tax refunds, more than offset by additional receivables recorded for non-income taxes in foreign jurisdictions.
With respect to working capital, our continued efforts to reduce inventory balances, combined with lower inventory requirements reflective of reduced sales volumes, yielded cash of $34.4 million during the year ended December 31, 2009. The lower levels of inventory also reflect a decrease in days inventory on hand of thirty-four days compared to December 31, 2008. Decreased accounts receivable provided cash of $21.3 million during the year. An effort to decrease the use of discounting receivables (thereby increasing the amount of account receivable reported on our consolidated balance sheet) at our foreign locations resulted in a use of cash of $18.1 million. However, this was offset by more aggressive collection efforts and lower sales volumes, resulting in an improvement in days sales outstanding of sixteen days as of the end of 2009 compared to the end of 2008. Payables and accrued expenses increased by $6.4 million primarily related to accruals for severance and special termination benefits of $10.0 million, a $6.2 million accrual for potential settlement of the Horsepower litigation, a net increase of $1.8 million in the reserve for environmental expenses an increase in payable days outstanding of five days partially offset by reduced purchases as a result of lower inventory levels.

Other changes provided $2.9 million of cash, primarily due to the receipt in 2009 of $2.7 million of accrued interest on our U.S. Federal income tax refund.
Cash used by investing activities was $18.3 million in 2009 compared to cash provided by investing activities of $9.7 million in 2008. Cash used in 2009 is primarily due to the payment of $13.1 million relating to a working capital settlement with the purchaser of our former Engine and Powertrain business and capital expenditures of $7.9 million, partially offset by $2.1 million of formerly restricted cash that became available to fund our 401(k) matching contributions in 2009. In 2008, cash provided by investing activities was primarily related to the net proceeds from the sale of assets of $23.2 million, partially offset by capital expenditures of $8.0 million and an increase in restricted cash of $5.7 million from cash received on the Salary Pension reversion plan.
Cash used by financing activities was $7.8 million in 2009 as compared to a use of cash of $23.4 million in 2008. The cash used in 2009 was due to reductions in borrowing at foreign facilities, while in 2008 we continued to reduce our debt levels in response to higher interest rates.
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

Liquidity Sources
In addition to cash on hand, cash provided by operating activities and non-operating cash inflows when available, we use a combination of our revolving credit arrangement under our North American credit agreement, foreign bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our capital expenditures and working capital requirements and, when necessary, to address operating losses.
Cash
As of December 31, 2009, our cash and equivalents on hand in North America is approximately $41.4 million, and worldwide was $90.7 million. Any cash we hold that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with the holder of our domestic revolving credit agreement, JPMorgan Chase Bank, N.A. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.
Potential Non-Operating Cash Inflows
As a result of the consolidation of our manufacturing operations in the United States, we are executing a reversion of our hourly pension plan. We expect that the reversion of this plan will make net cash available (after payment of excise taxes) of approximately $35.0-$40.0 million. A favorable ruling from the IRS was received in January 2010 and we anticipate the reversion will be completed during 2010
We expect to receive refunds of outstanding refundable Brazilian non-income taxes. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Currently, based on the historical payment pattern of the Brazilian tax authorities, and based on the U.S. dollar to real exchange rate as of December 31, 2009, we expect to recover approximately $29.2 million of the $67.7 million outstanding refundable taxes in Brazil before the end of 2010. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment.
Also, in the third quarter of 2009, we filed amended United States income tax returns, which we will expect will yield an additional tax refund of $1.9 million. The timing of the additional refund is uncertain. In addition, we expect to receive $1.0 million, net of excise tax, in the first quarter of 2010 as a result of final settlement from our previously terminated salaried pension plan.
We granted our former Second Lien Credit Agreement former lender a warrant to purchase 1,390,944 shares of Class A Common Stock at $5.29 per share. This warrant expires in April of 2012. While the former lender may exercise the warrant at a time when we could sell Class A common stock for more money, exercise of this warrant could raise approximately $7.3 million in gross proceeds for us.
Credit Facilities
For the fiscal years ended December 31, 2009 and December 31, 2008, our average outstanding debt balance was $34.8 million and $60.2 million, respectively. Our weighted average interest rate was 8.9% as of December 31, 2009, as compared to a weighted average rate of 10.4% as of December 31, 2008. The decrease in the weighted average rate was attributable to lower interest rates charged in 2009 in Brazil and India.
On March 20, 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent. The agreement, as amended, March 18, 2009 and October 20, 2009, provides us with an up to $30.0 million revolving line of credit, expires on January 31, 2011 and is secured by accounts receivable and inventories in the U.S. and Canada, as well as certain fixed assets and 65% of the stock of our foreign subsidiaries. The agreement contains various covenants, including a fixed charge coverage ratio covenant, which becomes applicable if (i) our availability under the facility is $10.0 million or less if borrowings are outstanding, or (ii) our liquidity (generally North American cash plus availability as determined by a borrowing base formula) is less than $50.0 million. Because our liquidity exceeded $50.0 million at December 31, 2009 and we had no borrowings under this facility, the fixed charge coverage ratio covenant did not apply (although we did not meet the fixed charge coverage ratio covenant at December 31, 2009). This agreement also restricts our ability to pay cash dividends. Cash dividends may only be paid if (1) no event of default has occurred and is continuing or would result after giving effect to the dividend payment, (2) we maintain a minimum of $50.0 million in liquidity after paying the dividend, and (3) the fixed charge ratio covenant was met for the preceding four quarters. As discussed above, we would not currently be in compliance with this covenant if we intended to pay cash dividends. As of December 31, 2009, there were no borrowings under the revolving line of credit, and $3.9 million was available for borrowing under the borrowing base formula in this agreement.

We are in compliance with all the covenants of the agreement through 2009. On February 19, 2010, we entered into an amendment to our credit agreement with JPMorgan Chase. This amendment provides that the fixed charge covenant becomes applicable if (i) our availability under the facility is $10.0 million or less if we request a loan under the facility, (ii) our liquidity is less than $35.0 million at any time on or before March 31, 2010, or (iii) our liquidity is less than $50 million at any time after March 31, 2010. As a result of this amendment, we expect to be in compliance with the liquidity test throughout 2010, however we do not expect to use this line of credit in 2010, except for letters of credit.
Our domestic revolving credit agreement also authorizes us to obtain a maximum in additional financing of up to $139.8 million in foreign jurisdictions. Our borrowings under current credit facilities at foreign subsidiaries totaled $31.0 million at December 31, 2009, with availability to obtain additional borrowings of $34.7 million, for a total borrowing capacity of $65.7 million. We were fully in compliance with this requirement of our U.S. revolving credit agreement.
For further discussion of our credit facilities, refer to Note 8, “Debt,” of the Notes to the Consolidated Financial Statements.
Accounts Receivable Sales
Our Brazilian, European, and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with and without recourse amounts, was $43.3 million and $61.4 million at December 31, 2009 and 2008, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $21.2 million and $23.3 million as of December 31, 2009 and 2008, respectively. These facilities might not be available or utilized in the future. In fact, such programs have been adversely affected by the recent global financial crises both in terms of availability and cost.
Adequacy of Liquidity Sources
In the near term, and in particular over the next twelve months, we expect that our liquidity sources described above will be sufficient to meet our liquidity requirements, including debt service, capital expenditure and working capital requirements, and, when needed, cash to fund operating losses. However, in the same period, we anticipate challenges with respect to our ability to generate positive cash flows from operations, most significantly due to challenges driven by volume declines experienced as a result of the recent economic contraction, as well as currency exchange and commodity pricing factors discussed above. With expected further volatility of the U.S. dollar versus key currencies such as the Brazilian real, euro and the rupee, we expect that we will generate a limited amount of cash from operations which may lead to further restructuring activities unless economic conditions improve. If sales volumes recover, it is possible that cash may be required to build working capital needs over the next twelve months and any such need is expected to be $6.0 million or less and adequately funded by available cash on hand.
In addition, our business exposes us to potential litigation, such as product liability suits or other suits related to anti-competitive practices, past business sales, securities law or other types of business disputes. These claims can be expensive to defend and an unfavorable outcome from any such litigation could adversely affect our cash flows and liquidity.
As of December 31, 2009, we had $31.0 million in debt, of which $8.0 million was long-term in nature, and $90.7 million in cash and cash equivalents. The short-term debt primarily consists of revolving lines of credit, which we intend to maintain for the foreseeable future. Accordingly, we believe our cash on hand is sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows.
We made substantially lower levels of capital expenditures in 2008 and 2009 as compared to Company history, and expect to continue that trend in 2010. We expect capital expenditures in 2010 to remain at levels that are less than historical averages, due to the elimination of non-core businesses. Once sales volumes recover to historical levels, we expect capital expenditures will average $20.0 to $25.0 million annually, although the timing of expenditures may result in higher investment in some years and lower amounts in others. However, until that recovery in sales volume occurs, capital expenditures will remain substantially below those projected levels. For 2010, capital expenditures are projected to remain below $17.0 million, as we prioritize expenditures.

As previously announced, in 2008 we completed the closure of our operating facilities in Tecumseh, Michigan. Cost savings from the closure of that facility, which were expected to be $7.6 million on an annualized basis, were $7.4 million in 2009, thereby yielding approximately the expected effects on our earnings and cash flows.
We have also previously announced restructuring initiatives related to reductions in force at our European facilities. The severance costs associated with this restructuring resulted in expense of $7.9 million being recorded against our results of operations in the fourth quarter of 2009; the cash flows associated with the restructuring are expected to be completed by the end of the second quarter of 2010. Based on the value of the dollar versus the euro as of December 31, 2009, the restructuring in Europe is expected to have a favorable impact of $2.8 million on our earnings and cash flows on an annualized basis, beginning in 2010.
Any additional restructuring actions taken in 2010 will be based upon our assessment of ongoing economic activity at that time and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position, future operating results and cash flows.
Off-Balance Sheet Arrangements
We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discounted receivables sold with limited recourse were $21.2 million and $23.3 million as of December 31, 2009 and 2008, respectively. We maintain a reserve for anticipated losses against these sold receivables, and losses have not historically resulted in the recording of a liability greater than the reserved amount.
Contractual Obligations
We have minimal capital and operating leases, as substantially all employed facilities and equipment are owned. Our payments by period as of December 31, 2009 for our long-term contractual obligations are as follows:

	Payments by Period
(in millions)	Total	2010	2011/2012	2013/2014	After 2014

Debt Obligations	$31.0	$23.0	$7.9	$0.1	$—
Purchase Obligations	$19.1	$19.1	$—	$—	$—
Operating leases (1)	$13.8	$2.0	$4.0	$3.7	$4.1

(1)	Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance.
As of December 31, 2009, we also had $4.9 million in outstanding letters of credit issued in the normal course of business, as required by some vendor contracts. In addition to the above contractual obligations, we may be obligated for additional cash outflows of $5.9 million of unrecognized tax benefits and refunds. The payment and timing of any such payment is affected by the ultimate resolution of the tax years that are under audit or remain subject to examination by the relevant taxing authorities.
SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
In preparing our consolidated financial statements in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates.

We believe that the assumptions, judgments and estimates involved in the accounting for Share-based Compensation, Derivative Instruments and Hedging Activities, Income Taxes, Impairment of Long-Lived Assets, Accrued and Contingent Liabilities, and Employee Related Benefits have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Share-based Compensation
The Company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statement of operations over the requisite employee service period which is generally the vesting period. Our plan authorizes two types of incentive awards, both of which are based upon the value of our class A shares; stock appreciation rights and phantom stock units. Both types of awards are settled in cash. Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis. We determined the fair value of these awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of the SARs, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our common stock and that of an index of companies in our industry group. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon our history of not having issued a dividend since the second quarter of 2005 and management’s current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value. For further discussion of this share-based compensation plan, see Note 11, “Share-Based Compensation Arrangements,” of the Notes to the Consolidated Condensed Financial Statements.
Derivative Instruments and Hedging Activities
In the third quarter of 2008, we initiated the use of commodity futures contracts. The intent of these contracts is to enable us to minimize the impact of market fluctuations in commodity prices on our financial results. We also use foreign currency forward exchange contracts to hedge foreign currency receivables, payables, and other known and forecasted transactional exposures for periods consistent with the expected cash flow of the underlying transactions. Assumptions and estimates used to evaluate the appropriate timing and extent of these contracts include forecasts of sales volumes over the next twelve to eighteen months and the amount of sales and purchase transactions expected to be denominated in currencies other than the U.S. dollar. These estimates are based on historical sales data, combined with sales expectations based on known and forecasted customer orders. Until recently, these forecasts had historically been materially accurate; however, the severe and protracted economic decline that commenced in the third quarter of 2008 resulted in our actual sales being significantly lower in the last eighteen months than original projections. We cannot say with certainty whether we will be able to accurately predict our sales volumes in the future, although we believe our current estimates are reasonable.
These contracts are recognized on our balance sheet at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates. Recently, fluctuations in the estimated fair value of copper prices and the exchange rates of key currencies against the U.S. dollar have been significant. We cannot say with certainty whether the fair value of these instruments will continue to change in the future. However, based on the information available to us as of December 31, 2009, we believe our current estimates of the fair value of these derivatives are reasonable.
The commodity futures and currency contracts qualify for hedge accounting under generally accepted accounting principles and are discussed further in Note 14 of the Notes to the Consolidated Condensed Financial Statements.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.

Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to examination of our income tax returns by the IRS and other domestic and foreign tax authorities, including a current examination by the IRS of our 2004 and 2005 tax returns. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.
Impairment of Long-Lived Assets
It is our policy to review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. At December 31, 2009 and 2008, other than those assets for which impairment charges had been taken, we do not believe there was a material amount of assets that had associated undiscounted projected cash flows that were materially less than their carrying values. If there are in the future, we will disclose the fact and the carrying amount of the assets at risk of impairment. Additional restructuring actions taken will be based upon our assessment of ongoing economic activity and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results. Such events could include loss of a significant customer or market share, the decision to relocate production to other locations within the company, or the decision to cease production of specific models of product.
We recognize losses relating to the impairment of long-lived assets when the future undiscounted cash flows are less than the asset’s carrying value or when the assets become permanently idle. Assumptions and estimates used in the evaluation of impairment are consistent with our business plan, including current and future economic trends, the effects of new technologies and foreign currency movements, are subject to a high degree of judgment and complexity. All of these variables ultimately affect management’s estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates, or our inability to achieve our business plan, may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.
Accrued and Contingent Liabilities
We have established reserves for environmental, warranty and legal contingencies in accordance with generally accepted accounting principles. We also have liabilities with regard to certain post-closing adjustments and litigation related to divested operations, which could be material. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that we are properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While management believes that the current level of reserves is adequate, changes in the future could impact these determinations. Historically, reserves for accrued and contingent liabilities have not differed materially from actual results; however, unanticipated events such as the discovery of new facts could result in material changes to our reserves in future periods.
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

We develop our demographics and utilize the work of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is based on investment yields available at year-end on corporate long-term bonds rated AA by Moody’s. The expected return on plan assets reflects asset allocations and investment strategy. The inflation rate for compensation levels reflects our actual historical experience. The inflation rate for health care costs is based on an evaluation of external market conditions and our actual experience in relation to those market trends. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and a 0.5% decrease in the rate of return on plan assets would increase 2009 expense by $0.2 million and $1.3 million, respectively.
See Note 5 of the Notes to Consolidated Financial Statements for more information regarding costs and assumptions for post-employment benefits.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Postretirement Benefit Plans
Beginning in 2009, we are required to provide more transparency about the assets in our postretirement benefit plans, including defined benefit pension plans. The new principle expands the disclosure requirements about the types of assets and associated risks in employers’ postretirement plans. The disclosures are required for fiscal years ending after December 15, 2009, and employers are not required to apply the amended disclosure requirements to earlier periods presented for comparative purposes. The adoption of the enhanced disclosures did not affect our financial statements or results of operations.
Subsequent Events
In May 2009, the FASB issued a new accounting principle to establish principles and requirements for subsequent events, including the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which such events or transactions shall be recognized; and the disclosures that shall be made. We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports. This principle was effective for interim reporting periods ending after June 15, 2009.
Consolidation of Variable Interest Entities
In June 2009, the FASB issued a new accounting principle intended to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This principle is effective for 2009. The adoption of this principle did not have a material affect on our financial statements or results of operations.
Accounting Standards Codification
In June 2009, the FASB issued new rules establishing a two-level GAAP hierarchy for nongovernmental entities; authoritative guidance and non-authoritative guidance. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, and EITF Abstracts; instead, the Board will issue new guidance as Accounting Standards Updates, which will include revisions to the codification, as well as background information and the Board’s basis for conclusions for new guidance. The new principle is effective for interim and annual reporting periods ending after September 15, 2009, and its adoption did not materially affect our financial statements or results of operations.
OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report.
We expect 2010 profitability to be reduced from historical levels due to lower than historical sales volumes. However, due to cost cutting activities that occurred last year, we expect 2010 results to improve over 2009 results.
Expected results remain subject to many of the same variables that we have experienced in recent years, and which can have significant impacts. The condition of the global economy, commodity costs, key currency rates and weather are all important to future performance, as is our ability to match our hedging activity to actual levels of transactions. The extent to which adverse trends in 2009 continue will ultimately determine our 2010 results.

Sales volumes during 2009 were materially below historical volume levels. While seasonal activity and some recent increases in order activity suggest that volumes in the aggregate will improve compared to 2009, we cannot currently project when market conditions may begin to improve on a sustained or significant basis. We currently expect that 2010 sales volumes will increase by 8% as compared to 2009 levels. If the economic improvement in our key markets does not occur as anticipated, this could have a further adverse effect on our current outlook.
The prices of key commodities, including copper, increased significantly during 2009; copper prices increased by 130% from December 2008 year end levels, in part due to a significant decline in copper prices in the 4th quarter of 2008. Our full year average cost of copper declined by 34% in 2009 primarily due to lower copper prices in the first three quarters of 2009 versus 2008 and our hedging activities. We expect the full year average cost of our purchased materials in 2010, including the impact of our hedging activities, to be flat or slightly higher than the prior year, depending on commodity cost levels and the level of our hedging over the course of the year. We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments. Our current hedging position will limit the benefits to us of favorable commodity and currency fluctuations in the first half of 2010. Approximately 50% of our estimated copper requirements for 2010 are covered by hedging instruments.
The Brazilian real, the euro and the Indian rupee continue significant volatility against the U.S. dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during the year. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet re-measurement, to have a favorable financial impact totaling approximately $0 to $2.0 million in 2010 when compared to 2009.
We consistently calculate our inventory obsolescence reserve on a line-item by line-item basis, based on usage of each item over the past 24 months, although we also consider future usage of material if it can be based on known customer orders. In light of the recent rapid decline in sales volume, this methodology could result in an increase in the amount of obsolescence reserve as higher-volume quarters drop off the analysis period and lower-volume quarters are incorporated. We do not expect, however, that any such increase in the amount of the reserve will be material to our results of operations.
As part of our efforts to offset these worsening conditions, to improve profitability and reduce the consumption of capital resources, our plans for 2010 may include additional cost reduction activities including further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms and revised sourcing plans. During 2008 and 2009, we reduced our headcount by approximately 2,400 and 863, respectively, as part of our efforts to improve efficiencies and to continue to scale our business to current levels of volume. Ultimately, any additional restructuring actions taken will be based upon our assessment of ongoing economic activity at the time and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results. See “Adequacy of Liquidity Resources” above for a description of the expected impact of prior restructuring activities.
After giving recognition to these factors, we believe that results in the full year 2010 will be improved compared to 2009 as a result of the cost reduction actions that have been implemented over the past 18 months. However, these results are highly dependent on the general health of the global economy and whether we have seen the bottom of the recession as well as the stability in currency and commodity prices.

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
Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. Any cash we hold that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with the holder of our domestic credit agreement, JPMorgan Chase Bank, N.A. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversifications of their assets
We utilize credit review procedures to approve customer credit. Customer accounts are actively monitored, and collection efforts are pursued within normal industry practice. Management believes that concentrations of credit risk with respect to receivables are somewhat limited due to the large number of customers in our customer base and their dispersion across different industries and geographic areas.
A portion of accounts receivable of our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $43.3 million and $61.4 million, at December 31, 2009 and 2008, respectively, and the weighted average discount rate was 11.6% in 2009 and 11.2% in 2008. Discounted receivables sold with limited recourse comprised $21.2 million and $23.3 million of this amount at December 31, 2009 and December 31, 2008, respectively. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Our $30.0 million North American credit agreement, if we were to have borrowings outstanding against it, would have a variable-rate based on the greater of the prime rate or the London Interbank Offered Rate. Our current borrowings by our foreign subsidiaries consist of variable and fixed rates that are based on either the London Interbank Offered Rate, European Offered Interbank Rate or the BNDES TJLP fixed rate. We also record interest expense associated with the accounts receivable discounting facilities described above. While changes in interest rates do not affect the fair value of our variable-interest rate debt or cash investments, they do affect future earnings and cash flows. Based on our debt balances at December 31, 2009, a 1% increase in interest rates would increase interest expense for the year by approximately $0.3 million. Based on our invested cash balances at December 31, 2009, a 1% decrease in interest rates would decrease interest income for the year by approximately $0.9 million.
Commodity Price Risk — Our exposure to commodity cost risk is related primarily to the price of copper and steel, as these are major components of our product cost. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. We use commodity forward purchasing contracts as well as commodity futures to help control the cost of other traded commodities, primarily copper. Company policy allows management to contract commodity forwards or futures for a limited percentage of projected raw material requirements up to 18 months in advance. Commodity forward contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice with regard to forward contracts has been to accept delivery of the commodities and consume them in manufacturing activities. At December 31, 2009 and 2008, we held a total notional value of $4.3 million and $37.8 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted.

We also started using commodity futures contracts in the third quarter of 2008, as these contracts provide us with greater flexibility in managing the substantial volatility in copper pricing. These futures are designated as cash flow hedges against the price of copper, and are accounted for as hedges on our balance sheet. While we have been proactive in addressing the volatility of copper prices, including executing forward purchase contracts and futures contracts to cover approximately 50% of our anticipated copper requirements for 2010, renewed rapid escalation of these prices would nonetheless have an adverse affect on our results of operations both in the near and long term. In addition, while the use of forwards and futures can mitigate the risks of price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability.
Based on our current level of activity, and before consideration for commodity forward purchases and futures contracts, an increase in the price of copper of 10%, or $700 per metric tonne from prices at December 31, 2009 would adversely affect our annual operating profit by $6.2 million. Conversely, based on our current level of commodity forward purchase contracts and commodity futures contracts, a decrease in the price of copper of 10%, or $700 per metric tonne would result in losses under these contracts that would adversely impact our operating results by $3.1 million.
Foreign Currency Exchange Risk — Our results of operations are substantially affected by several types of foreign exchange risk. One type is balance sheet re-measurement risk, which results when assets and liabilities are denominated in currencies other than the functional currencies of the respective operations. This risk applies to all our foreign locations but is greater for our Brazilian operation, which denominates certain of its borrowings in U.S. dollars. The periodic re-measurement of these assets and liabilities is recognized in the consolidated statements of operations. Based upon our current level of activity, and before consideration of all other hedging instruments and translation effect, a weakening in the average rate of the real of 10% would result in a re-measurement loss that would adversely impact our operating results by less than $4.0 million.
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
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the euro and the Indian rupee, for sales transacted in Europe and India in currencies other than the functional currency of the respective locations. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. From January 1 to December 31, 2009, the real strengthened substantially against the dollar by 25.5%, the rupee was more stable, strengthening by 4.5%, and the euro strengthened by 2.4%.
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
At December 31, 2009 and 2008, we held foreign currency forward contracts with a total notional value of $59.9 million and $142.1 million, respectively. We have a particularly concentrated exposure to the Brazilian real. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a strengthening in the value of the real of 0.10 per U.S. dollar would negatively impact our operating profit by approximately $4.1 million on an annual basis. However, based on our current foreign currency forward contracts, a weakening in the value of the real of $0.10 per U.S. dollar would result in losses under such foreign currency forward contracts that would adversely impact our operating results by $0.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Tecumseh Products Company
We have audited the accompanying consolidated balance sheets of Tecumseh Products Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tecumseh Products Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tecumseh Products Company and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 11, 2010

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except share and per share data)	2009	2008	2007

Net sales	$735.9	$996.4	$1,136.1
Cost of sales and operating expenses	680.2	891.3	994.0
Selling and administrative expenses	125.2	129.6	131.8
Impairments, restructuring charges, and other items	24.4	43.8	7.4

Operating (loss) income	(93.9)	(68.3)	2.9
Interest expense	(10.8)	(24.4)	(22.3)
Interest income and other, net	2.3	9.7	6.2

Loss from continuing operations before taxes	(102.4)	(83.0)	(13.2)
Tax benefit	(10.6)	(5.0)	(8.2)

Net loss from continuing operations	$(91.8)	$(78.0)	$(5.0)
(loss) from discontinued operations, net of tax	(1.6)	27.5	(173.1)

Net loss	$(93.4)	$(50.5)	$(178.1)

Basic and diluted income (loss) per share(a):
Loss from continuing operations	$(4.97)	$(4.22)	$(0.27)
Income (loss) from discontinued operations, net of tax	(0.09)	1.49	(9.37)

Net loss per share	$(5.06)	$(2.73)	$(9.64)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480

Cash dividends declared per share	$0.00	$0.00	$0.00

(a)
In 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant is not included in diluted earnings per share for the years ended December 31, 2009, 2008 and 2007, as the effect would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$90.7	$113.1
Restricted cash and cash equivalents	10.5	12.5
Accounts receivable, trade, less allowance for doubtful accounts of $1.2 million in 2009 and 2008	79.4	90.3
Inventories	109.6	131.3
Deferred and recoverable income taxes	7.4	23.1
Recoverable non-income taxes	38.5	11.8
Fair value of hedge	11.2	—
Other current assets	13.4	21.1

Total current assets	360.7	403.2

Property, Plant, and Equipment, net	259.7	253.7
Long-term investments	4.1	4.8
Prepaid pension expense	80.3	81.0
Recoverable non-income taxes	38.5	37.0
Other assets	23.8	18.8

Total assets	$767.1	$798.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$117.4	$110.3
Short-term borrowings	23.0	30.4
Accrued liabilities:
Employee compensation	29.0	26.3
Product warranty and self-insured risks	10.6	12.1
Payroll taxes	11.1	8.4
Fair value of hedge	0.6	38.6
Other	19.2	13.1

Total current liabilities	210.9	239.2

Long-term debt	8.0	0.4
Deferred income taxes	7.2	8.7
Other postretirement benefit liabilities	41.1	39.5
Product warranty and self-insured risks	4.8	8.0
Pension liabilities	25.2	18.7
Other	6.5	6.6

Total liabilities	303.7	321.1

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2009 and 2008	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2009 and 2008	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	411.0	504.4
Accumulated other comprehensive income (loss)	22.9	(56.5)

Total stockholders’ equity	463.4	477.4

Total liabilities and stockholders’ equity	$767.1	$798.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2009	2008	2007
Cash Flows from Operating Activities:
Net loss	$(93.4)	$(50.5)	$(178.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45.2	42.5	55.5
Non-cash restructuring charges and other items	—	—	15.9
Impairment of long-lived assets and goodwill	1.2	32.4	126.5
(Gain) loss on sale of discontinued operations	—	(7.9)	3.2
(Gain) loss on disposal of property and equipment	1.8	(4.6)	1.0
Share based compensation	0.8	1.4	—
Deferred and recoverable taxes	(6.3)	61.0	(19.8)
Employee retirement benefits	(12.7)	29.5	(37.7)
Accounts receivable	21.3	(10.9)	35.2
Inventories	34.4	8.3	30.2
Payables and accrued expenses	6.4	(28.4)	(51.0)
Other	2.9	(2.2)	4.3

Cash provided by (used in) operating activities	1.6	70.6	(14.8)

Cash Flows from Investing Activities:
Capital expenditures	(7.9)	(8.0)	(9.2)
Short and long term investments	0.6	0.2	(5.0)
Restricted cash	2.1	(5.7)	(6.8)
Proceeds (payments) from sale of assets	(13.1)	23.2	265.3

Cash provided by (used in) investing activities	(18.3)	9.7	244.3

Cash Flows from Financing Activities:
Debt issuance / amendment costs	—	(1.6)	(2.5)
Proceeds from First Lien credit agreement	—	—	261.4
Repayments of First Lien credit agreement	—	—	(374.5)
Repayments of new Second Lien credit agreement	—	—	(100.0)
Other repayments, net	(7.8)	(21.8)	(21.9)

Cash used in financing activities	(7.8)	(23.4)	(237.5)

Effect of Exchange Rate Changes on Cash	2.1	(20.6)	2.9

Increase (decrease) in cash and cash equivalents	(22.4)	36.3	(5.1)
Cash and Cash Equivalents:
Beginning of Period	113.1	76.8	81.9

End of Period	$90.7	$113.1	$76.8

Supplemental Schedule of Noncash Investing and Financing Activities:

Warrant issued in conjunction with debt financing	$—	$—	$7.3
Cash paid for interest	$11.9	$21.0	$37.1
Cash paid (refunds) for taxes	$(13.9)	$6.8	$3.3
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

					Accumulated
	Class A	Class B			Other	Total
	$1 Par	$1 Par	Paid in	Retained	Comprehensive	Stockholders’
	Value	Value	Capital	Earnings	Income/(Loss)	Equity
Balance, December 31, 2006	$13.4	$5.1	$3.7	$726.4	$49.8	$798.4
Net loss				(178.1)		(178.1)
Impact of adoption of Topic 740				(0.4)		(0.4)
Gain on derivatives (net of tax of $0.0)					0.1	0.1
Translation adjustments (net of tax of $3.0)					28.4	28.4

Total Comprehensive Loss						(150.0)
Shareholder warrant			7.3			7.3
Postretirement and postemployment benefits (net of tax of $0.5) (see Note 5)					90.2	90.2

Balance, December 31, 2007	$13.4	$5.1	$11.0	$547.9	$168.5	$745.9

Net loss				(50.5)		(50.5)
Loss on derivatives (net of tax of $1.9)					(42.9)	(42.9)
Translation adjustments (net of tax of $0.0)					(84.2)	(84.2)

Total Comprehensive Loss						(177.6)
Change in pension measurement date (see Note 5)				7.0		7.0
Postretirement and postemployment benefits (net of tax of $0.6)(see Note 5)					(97.9)	(97.9)

Balance, December 31, 2008	$13.4	$5.1	$11.0	$504.4	($56.5)	$477.4

Net loss				(93.4)		(93.4)
Gain on derivatives (net of tax of $14.6)					35.7	35.7
Translation adjustments (net of tax of $1.0)					63.1	63.1

Total Comprehensive Income						5.4
Postretirement and postemployment benefits (net of tax of $0.0)(see Note 5)					(19.4)	(19.4)

Balance, December 31, 2009	$13.4	$5.1	$11.0	$411.0	$22.9	$463.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTE 1. Accounting Policies
Business Description — Tecumseh Products Company (the “Company”) is a full line, independent global manufacturer of hermetically sealed compressors for (i) commercial refrigeration applications, including walk-in coolers and freezers, ice makers, dehumidifiers, water coolers, food service equipment and refrigerated display cases and vending machines; (ii) household refrigerator and freezer applications; and (iii) residential and specialty air conditioning and heat pump applications, including window air conditioners, packaged terminal air conditioners and recreational vehicle and mobile air conditioners.
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
Reclassification — In the fourth quarter of 2009, the Company changed its plans and decided not to sell its Paris, Tennessee facility, which was previously classified as held for sale. As a result of the Company’s decision, the asset has been reclassified as held and used at its carrying value, adjusted for depreciation expense as if the asset has been continuously classified as held and used, which approximates fair value. Results of operations for the current and prior periods have been restated to report the Paris, Tennessee facility as a continuing operation (See Note 2).
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries, including Tecumseh do Brasil, Ltda., Tecumseh Products Company of Canada, Ltd., Tecumseh Europe S.A., and Tecumseh Products India Private Ltd. Refer to Exhibit 21 of this Report for a complete listing of the Company’s subsidiaries. All significant intercompany transactions and balances have been eliminated.
Foreign Currency Translation and Transaction Gains and Losses. The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income, a separate component of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents — Cash equivalents consist of bank deposits and other short-term investments that are readily convertible into cash with original maturities of three months or less.
We also had restricted cash of $10.5 million at December 31, 2009 and $12.5 million at December 31, 2008. These funds were received in 2008 as a result of the overfunding for a terminated salaried retirement plan and will be used to fund both the defined benefit and defined contribution replacement plans for approximately the next five to seven years. As part of this pre-funding, a fund was established to allow us to provide future company contributions to our defined contribution plan.
Cash and cash equivalents outside of North America locations amounted to $49.3 million and $43.5 million at December 31, 2009 and 2008, respectively.
Short and long-term investments — Investments with a maturity of greater than three months to one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term if we reasonably expect the investment to be realized in cash or sold or consumed during the normal operating cycle of the business; otherwise, they are classified as long-term. Investments available for sale are recorded at market value using the specific identification method. Investments held to maturity are measured at amortized cost in the consolidated balance sheets if it is our intent and ability to hold those securities to maturity. Any unrealized gains and losses on available for sale securities are reported as other comprehensive income (loss) as a separate component of stockholders’ equity until realized or until a decline in fair value is determined to be other than temporary.

We have an Auction Rate Certificate (“ARC”), originally valued at $5.0 million, that matures at June 2046 and bears interest at rates determined every 28 days through an auction process, in which the applicable rate is set at the lowest rate submitted in the auction. As a result of the current lack of liquidity of this investment due to recently failed auctions, we have classified the ARC as a “trading security” in accordance with US GAAP. For further discussion, refer to Note 14, “Fair Value Measurements.”
Accounts Receivable — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation.
Inventories — Inventories are valued at the lower of cost or market, on the first-in, first-out basis. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead. We maintain an allowance for slow-moving inventory for inventory items which we do not expect to sell within the next 24 months.
Property, Plant and Equipment — Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on disposition are included in operations. Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets and leasehold improvements over their estimated service lives, which generally range from 15 to 40 years for buildings and from 2 to 12 years for machinery, equipment and tooling.
Impairment of Long-Lived Assets — We review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assumptions and estimates used in the evaluation of impairment are consistent with our business plan, including current and future economic trends, the effects of new technologies and foreign currency movements, are subject to a high degree of judgment and complexity. All of these variables ultimately affect management’s estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates, or our inability to achieve our business plan, may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.
Revenue Recognition — Revenues from the sale of our products are recognized once the risk and rewards of ownership have transferred to the customers, which, in most cases, coincides with shipment of the products. For other cases involving export sales, title transfers either when the products are delivered to the port of embarkation or received at the port of the country of destination.
Shipping and Handling — Shipping and handling fee revenue is not significant. Shipping and handling costs are included in cost of sales.
Income Taxes — Income taxes are accounted for using the liability method under which deferred income taxes are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the currently enacted tax rates.
Derivative Financial Instruments — In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in foreign exchange rates and commodity prices using financial instruments deemed appropriate by management. As part of its risk management strategy, the Company may use derivative instruments, including forwards and futures contracts to hedge certain foreign exchange exposures and commodity prices. The Company’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of the Company. The Company does not use derivative financial instruments for speculative purposes. The Company formally designates and documents all of its hedging relationships as either fair value hedges or cash flow hedges, as applicable, although all of our current commodity futures contracts are cash flow hedges, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness. The Company applies hedge accounting based upon the criteria established by United States generally accepted accounting principles and records all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the consolidated statements of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. See Note 15 for a description of derivative instruments. Our commodity forward contracts do not qualify for hedge accounting treatment, as they are essentially purchase contracts intended to fix the price of the commodity for which we will accept delivery at a later date. Gains and losses from changes in the value of commodity forward contracts are recognized in earnings at the time the finished product that incorporates the commodity is sold.
Product Warranty — Provision is made for the estimated cost of maintaining product warranties at the time the product is sold based upon historical claims experience by product line. Warranty coverage on our compressors is provided for a period of twelve months to three years from date of manufacture. An estimate for warranty expense is recorded at the time of sale, based on historical warranty return rates and repair costs.
Self-Insured Risks — Provision is made for the estimated costs of known and anticipated claims under the deductible portions of our health, liability and workers’ compensation insurance programs. In addition, provision is made for the estimated cost of post-employment benefits.
Environmental Expenditures — Expenditures for environmental remediation are expensed or capitalized, as appropriate. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated, in accordance with generally accepted accounting principles. Liabilities are not discounted or reduced for possible recoveries from insurance carriers.
Earnings (Loss) Per Share — Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if warrants to issue common stock were exercised. Due to net losses recorded from continuing operations, an outstanding warrant issued to a former lender is not included in diluted loss per share for the years ended December 31, 2009, 2008, and 2007, as the effect would be antidilutive.
Research, Development and Testing Expenses — Company sponsored research, development and testing expenses related to present and future products are expensed as incurred and were $17.7 million, $20.4 million, and $28.1 million in 2009, 2008 and 2007, respectively. Such expenses consist primarily of salary and material costs and are included in selling and administrative expenses.
Share-Based Compensation — The Company accounts for share-based compensation using fair value for awards issued (See Note 11).
Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts during the reporting period and at the date of the financial statements. Significant estimates include accruals for product warranty, deferred tax assets, self-insured risks, pension and postretirement benefit obligations and environmental matters, as well as the evaluation of long-lived asset impairment. Actual results could differ materially from those estimates.

NOTE 2. Discontinued Operations
Electrical Components
During the second quarter of 2007, our Board of Directors approved a plan to sell the assets of our Electrical Components business. On August 31, 2007, we completed the sale of the Residential & Commercial and Asia Pacific (“R&C”) operations of this business for $220.0 million in gross proceeds.
On November 1, 2007, we signed an agreement to sell our Automotive & Specialty (A&S) business operations for $10.0 million in cash, subject to customary adjustments at closing. As a result of the agreement, we reduced the carrying value of the assets held for sale by $26.7 million in the third quarter of 2007, to reflect the net proceeds expected to be realized upon consummation of the transaction. The sale transaction closed on December 7, 2007.
The assets of the remaining business within the Electrical Components business were classified as held for sale as of December 31, 2008.
In June 2009, we completed the liquidation of the remaining assets of the Vitrus Division, a small subsidiary previously classified as held for sale for $0.6 million in gross proceeds. Sales of $0.8 million and pretax losses of $0.4 million are included in discontinued operations for the year ended December 31, 2009.
On December 1, 2009, we changed our disposal plan and decided not to sell the assets related to the last remaining Electrical Components business previously classified as held for sale, our Paris, Tennessee facility. This facility manufactures electric motors, a component of finished compressors and our future plans are to continue manufacturing this part internally. As a result of this decision, the asset has been reclassified as held and used at its carrying value, adjusted for depreciation expense, as if the asset has been continuously classified as held and used, which approximates fair value. The cumulative depreciation expense catch up entry of $3.5 million has been recorded in cost of sales and operating expenses. Results of operations for the current and prior periods have been restated to report the Paris, Tennessee operations as a continuing operation.
Following is a summary of income (loss) from discontinued operations related to the Electrical Components business (adjusted for Paris, Tennessee facility) for the years ended December 31, 2009, 2008, and 2007.

	December 31,
(in millions)	2009	2008	2007

Sales	$0.8	$2.0	$287.3
Cost of sales	0.6	2.5	259.9
Selling and administrative expenses	0.5	(0.2)	24.7
Impairments, restructuring charges, and other items	(5.2)	1.4	96.3

Operating income (loss)	4.9	(1.7)	(93.6)
Interest income	—	—	0.1
Loss on disposal	—	—	(5.5)

Income (loss) from discontinued operations before income taxes	$4.9	$(1.7)	$(99.0)

In the first quarter of 2009, we received $2.4 million related to the sale of the Residential & Commercial portion of the Electrical Components business, which is included in impairments, restructuring charges, and other items in the table above. We received an additional $3.0 million in the third quarter of 2009 and $0.5 million in the fourth quarter of 2009. These amounts represented the settlement of amounts previously held in escrow related to the resolution of certain contingent liabilities. Also recorded in impairments, restructuring charges and other items were net expenses totaling $0.7 million for the year ended December 31, 2009. These included legal fees and settlements and costs of settling a dispute with the purchaser of the Automotive and Specialty portion of the business.

Post-closing sales price adjustments related to the divestiture of the businesses, which netted additional proceeds to the Company of $1.3 million, are included in impairments, restructuring charges, and other items in the twelve months ended December 31, 2008.
The following summary balance sheet at December 31, 2009 and 2008 describes the amounts included in other current assets in the accompanying consolidated balance sheet. There are no outstanding liabilities remaining in 2008. Net assets held for sale for the Vitrus division consist of the following:

	December 31,	December 31,
( in millions)	2009	2008
ASSETS:
Current Assets:
Accounts receivable, net	$—	$0.3
Inventories	—	0.4
Property, plant, and equipment, net	—	0.3

Total assets held for sale	$—	$1.0

Engine & Power Train
On October 22, 2007, we signed a Definitive Stock Purchase Agreement to sell our Engine & Power Train business operations for $51.0 million in cash, subject to adjustments at closing. The transaction was completed on November 9, 2007. As a result of the agreement, we reduced the carrying value of the long-lived assets of the business by $28.1 million in the third quarter of 2007, reflecting the net proceeds expected to be realized upon the completion of the sale. Favorable adjustments of $1.8 million, attributable to post-closing adjustments to the purchase price pursuant to the agreement, were recorded in the fourth quarter of 2007.
Interest expense of $36.0 million was allocated to discontinued operations for the year ended December 31, 2007 related to the operations divested in 2007. Approximately $17.8 million in deferred financing costs associated with the Second Lien debt, which we retired during the third quarter 2007, were expensed as part of the interest costs allocated to discontinued operations during that period.
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
In 2008, the purchaser of the business, Platinum, sought an adjustment to the purchase price through provisions in the agreement based upon working capital as of the date of closing of approximately $20.0 million. We did not agree with the amount claimed, and the dispute was settled through a binding arbitration process, as was originally contemplated by the sale agreement. In March 2009, the arbitrator awarded the purchaser $13.1 million for the working capital adjustment. This adjustment is included in our 2008 results and is included in discontinued operations as part of impairments, restructuring and other items.

Following is a summary of income (loss) from discontinued operations related to the Engine & Power Train business for the years ended December 31, 2009, 2008 and 2007:

	December 31,
(in millions)	2009	2008	2007

Sales	$—	$—	$185.9
Cost of sales	—	—	185.3
Selling and administrative expenses	—	—	16.4
Impairments, restructuring charges, and other items	6.5	(28.0)	26.0

Operating income (loss)	(6.5)	28.0	(41.8)
Interest income (expense)	—	—	0.1
Gain on disposal	—	—	1.8

Income (loss) from discontinued operations before income taxes	$(6.5)	$28.0	$(39.9)

The amounts recorded above in impairments, restructuring charges, and other items in 2009 for the Engine and Power Train business included a settlement for the Horsepower lawsuit of $6.2 million, Product Liability and Worker’s Compensation expense of $1.0 million and Legal Fees and other of $1.0 million, partially offset by a reversal of accrued costs that are no longer expected to be incurred for the TMT Motoco plant of $1.7 million.
In 2008 the amounts recorded in the table above for impairments, restructuring charges, and other items, included a curtailment gain on the salaried retirement plan of $2.9 million, a curtailment gain on the salaried other postretirement benefit (“OPEB”) plan of $6.9 million and curtailment gains on other OPEB plans of $34.9 million. These gains were offset in part by the $13.1 million working capital adjustment discussed above, as well as other expenses incurred post-closing including legal fees, adjustments to the worker’s compensation obligation, and other miscellaneous expenses totaling $3.6 million.
Other businesses
On June 30, 2008 we sold our MP Pumps business for $14.6 million in gross cash proceeds. We recorded a gain of $7.9 million upon the sale of the business. MP Pumps was a small subsidiary which was not associated with our Compressor business or our former Electrical Components or Engine & Power Train business segments. MP Pumps recorded sales of $9.5 million and $16.6 million for the years ended December 31, 2008 and 2007, respectively, and income from discontinued operations of $1.6 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively.
During the third quarter of 2007, we also sold Manufacturing Data Systems Inc., a small subsidiary not associated with any of our major business operations. Sales of $0.8 million and pretax losses of $0.9 million were recorded for the year ended December 31, 2007.
The following table summarizes income (loss) from discontinued operations, net of tax, for the years ended December 31, 2009, 2008 and 2007:

	December 31,
( in millions)	2009	2008	2007

Electrical Components	$4.9	$(1.7)	$(99.0)
Engine & Power Train	(6.5)	28.0	(39.9)
Manufacturing Data Systems, Inc.	—	—	(0.9)
MP Pumps	—	9.5	2.2
Allocated interest expense related to 2007 divestitures	—	—	(36.0)
Tax (provision) benefit	—	(8.3)	0.5

Income (loss) from discontinued operations, net of tax	$(1.6)	$27.5	$(173.1)

NOTE 3. Inventories
The components of inventories at December 31 were:

(in millions)	2009	2008
Raw materials	$58.3	$65.0
Work in progress	4.3	13.0
Finished goods	52.2	59.3
Reserve for obsolete and slow moving inventory	(4.3)	(5.5)
Reserve for lower of cost or market	(0.9)	(0.5)

	$109.6	$131.3

NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

	December 31,
(in millions)	2009	2008

Land and land improvements	$16.5	$16.7
Buildings	107.5	99.2
Machinery and equipment	892.1	775.8

	1,016.1	891.7
Less accumulated depreciation	759.4	640.5

	256.7	251.2
Construction in process	3.0	2.5

Property, plant and equipment, net	$259.7	$253.7

Depreciation and amortization expense associated with property, plant and equipment was $45.2 million, $42.5 million and $55.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
NOTE 5. Pension and Other Postretirement Benefit Plans
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
We use December 31 as the measurement date for determining pension and OPEB. Information regarding the funded status and net periodic benefit costs was reconciled to or stated as of the fiscal year end of December 31.

Amounts recognized for both U.S.-based and foreign pension and OPEB plans in the consolidated balance sheets and in accumulated other comprehensive income as of December 31 consist of:
Amounts recognized in the consolidated balance sheets:

	Pension Benefit		Other Benefit
(in millions)	2009	2008	2009	2008
Noncurrent pension assets	$80.3	$81.0	$—	$—
Liability — current	—	—	(3.7)	(5.5)
Liability — long term	(25.2)	(18.7)	(41.1)	(39.5)

Accumulated other comprehensive income:
Prior service credit	$(3.1)	$(3.6)	$(20.0)	$(28.8)
Net actuarial loss (gain)	43.4	34.5	(32.8)	(34.7)
Net transition obligation	—	0.1	—	—

Total postretirement and postemployment benefits	$40.3	$31.0	$(52.8)	$(63.5)

The amounts recognized in other comprehensive income for the years ended December 31 were:

	Pension Benefit		Other Benefit
(in millions)	2009	2008	2009	2008
Amounts recognized in other comprehensive income:
Prior service cost (credit)	$(0.5)	$0.1	$(8.7)	$49.9
Net actuarial loss (gain)	(9.0)	54.5	(1.8)	(7.1)

Total postretirement and postemployment benefits	$(9.5)	$54.6	$(10.5)	$42.8

The estimated net loss (gain) and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are ($2.5) million and ($2.8) million, respectively. The estimated net loss (gain) for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.5 million.
The following table provides a reconciliation of the changes in the pension and postretirement plans’ benefit obligations and fair value of plan assets for 2009 and 2008:

	Pension Benefit		Other Benefit
(in millions)	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of period	$200.9	$402.1	$42.8	$78.8
Service cost	2.4	3.2	0.5	1.5
Interest cost	11.7	19.8	2.4	4.9
Plan change	—	—	—	(15.0)
Actuarial loss (gain)	13.1	3.3	0.8	(11.8)
Curtailment loss (gain)	—	1.9	—	(6.7)
Benefit payments	(20.1)	(38.7)	(4.6)	(8.9)
Special termination benefits	0.8	3.6	—	—
Settlements	(1.0)	(192.2)	—	—
Effect of changes in exchange rate	0.4	(2.1)	—	—

Benefit obligation at measurement date	$208.2	$200.9	$41.9	$42.8

Change in plan assets
Fair value at beginning of period	$262.0	$619.0	$—	$—
Actual return on plan assets	17.5	(12.5)	—	—
Employer contributions	0.5	0.3	4.5	8.9
Benefit payments	(19.2)	(36.8)	(4.5)	(8.9)
Settlements	—	(192.2)	—	—
Revisions and transfers to 401(k) plans	—	(114.6)	—	—
Effect of changes in exchange rate	0.1	(1.2)	—	—

Fair value at measurement date	$260.9	$262.0	$—	$—

In the first quarter of 2008, we completed the reversion of our former salaried pension plan. This conversion yielded net cash proceeds to us of approximately $80.0 million, net of consideration for excise taxes of $20.0 million which were paid in cash in the second quarter of 2008. The replacement retirement program includes both defined benefit and defined contribution plans. A portion of the overfunding for the old plan was utilized to pre-fund the benefits for both the defined benefit and defined contribution replacement plans for approximately the next five years. The settlement of this plan reduced our benefit obligations and the value of our plan assets by $192.2 million.
The accumulated benefit obligation for all defined benefit pension plans was $203.9 million and $193.5 million at December 31, 2009 and 2008, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in millions)	2009	2008
Projected benefit obligation	$150.8	$126.3
Accumulated benefit obligation	149.5	125.7
Fair value of plan assets	123.3	117.8
Components of net periodic benefit (income) cost during the year:

	Pension Benefits		Other Benefits
(in millions)	2009	2008	2009	2008
Service cost	$2.4	$2.5	$0.5	$1.1
Interest cost	11.7	14.0	2.5	3.7
Expected return on plan assets	(16.1)	(21.7)	—	—
Amortization of net loss (gain)	2.2	0.3	(0.7)	(1.8)
Amortization of actuarial transition obligation	0.1	0.1	—	—
Amortization of unrecognized prior service costs	(0.5)	(0.5)	(8.7)	(10.5)
Additional income due to curtailments, settlements and terminations (see below)	0.6	(1.9)	(0.3)	(60.9)

Net periodic benefit income	$0.4	$(7.2)	$(6.7)	$(68.4)

A summary of the curtailment losses (gains), settlement gains and special termination charges recorded as part of income (loss) under the various plans for 2009 and 2008 is as follows:

	Pension Benefits		Other Benefits
( in millions)	2009	2008	2009	2008
Recorded in continuing operations:
Hourly pension plan curtailment loss	$—	$3.9	$—	$—
Hourly plan special termination benefit charge	—	2.4	—	—
Salaried plan settlement gain on annuities	—	(6.3)	—	—
Salaried plan special termination benefit charge	0.6	1.1	—	—
Hourly plan OPEB curtailment gain	—	—	(0.3)	(19.1)

Total — continuing operations	0.6	1.1	(0.3)	(19.1)

Recorded in discontinued operations:
Salaried plan curtailment gain	—	(2.9)	—	—
Consolidated plan curtailment gain	—	(0.1)	—	—
Salaried OPEB plan curtailment gain	—	—	—	(6.9)
Engine & Power Train curtailments	—	—	—	(34.9)

Total — discontinued operations	—	(3.0)	—	(41.8)

Total — curtailments, settlements and terminations	$0.6	$(1.9)	$(0.3)	$(60.9)

Additional Information
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31;

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
U.S.-Based Plans:
Discount rate	5.50%	6.25%	5.50%	6.25%
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Europe-Based Plans:
Discount rate	4.30%	5.00%	N/A	N/A
Rate of compensation increase	2.10%	2.10%	N/A	N/A
India-Based Plans:
Discount rate	8.50%	9.35%	N/A	N/A
Rate of compensation increase	6.00%	6.50%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
U.S.-Based Plans:
Discount rate	6.25%	6.03-6.27%	6.25%	5.21-6.20%
Expected long-term return on plan assets	6.30%	6.30%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Europe-Based Plans:
Discount rate	4.30%	5.00%	N/A	N/A
Expected long-term return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	2.10%	2.10%	N/A	N/A
India-Based Plans:
Discount rate	8.50%	9.35%	N/A	N/A
Expected long-term return on plan assets	9.40%	9.35%	N/A	N/A
Rate of compensation increase	6.00%	6.50%	N/A	N/A
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
Assumed health care cost trend rates, at December 31, 2009 and 2008:

	2009	2008
Health care cost trend rate assumed for next year	7.5-11.0%	8.0-11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015-2016	2015-2016
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are based on an evaluation of external market conditions and adjusted to reflect our actual experience in relation to those market trends. A one-percentage-point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $4.1 million, and a one-percentage-point decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $3.4 million.

Plan Assets
The following table provides pension plan assets based on nature and risks as of December 31, 2009 (See Note 14 for fair value assumptions):

	Fair Value measurements at December 31, 2009
	Total Fair
(in millions)	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$120.1	$120.1	$—	$—
Mutual Funds:
U.S. large cap (a)	21.1	21.1	—	—
U.S. small cap(b)	7.0	7.0	—	—
International growth(c)	6.8	6.8	—	—
Fixed Income Securities:
Corporate bonds(d)	69.7	—	69.7	—
U.S. Treasuries	34.5	34.5	—	—
Other:
India Government backed funds(e)	1.7	—	1.7	—

Total	$260.9	$189.5	$71.4	$—

(a)	Comprised of mutual funds investing in at least 90% of assets in common stock of companies with large market capitalizations similar to companies in the Standard & Poor’s (“S&P”) 500 Index.

(b)	Comprised of mutual funds investing in at least 90% of assets in common stock of companies with small market capitalizations similar to companies in the S&P SmallCap 600 Index

(c)
Comprised of mutual funds investing primarily in non-U.S. common stock, including securities of issuers located in emerging markets, investing in companies that fund managers believe have above-average growth potential.

(d)	Comprised of investment grade bonds of U.S. issuers from various industries.

(e)
Assets are invested with the Life Insurance Corporation of India, a government body and 100% insured. In India, fund managers are not required to disclose investment details as they consider this information proprietary. As a result of the assets being insured with a government body, we consider them to be level 1 investments.

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

We expect to make contributions of $0.2 million to our pension plans in 2010.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Benefit	Projected Benefit Payments
(in millions)	Payments from	From Postretirement Medical
Year	Pension Plans	And Life Insurance Plans
2010	$24.9	$3.5
2011	22.3	3.5
2012	24.4	3.3
2013	26.1	3.2
2014	27.0	3.1
Aggregate for 2015-2019	116.8	14.0
Foreign Pension Plans
Our foreign subsidiaries also record liabilities for certain retirement benefits that are not defined benefit plans. The net liability for those other postretirement employee benefit plans recorded in the consolidated balance sheet was $2.2 million for 2009 and $1.1 million for 2008.
Defined Contribution Plans
We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $2.7 million, $2.8 million and $2.2 million in 2009, 2008 and 2007, respectively. All of the 2009 contributions and $1.8 million of the $2.8 million 2008 contributions were funded from the proceeds obtained from the reversion of our former Salaried pension plan.
NOTE 6. Recoverable Non-Income Taxes
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
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at December 31, 2009 and 2008:

	December 31,
(in millions)	2009	2008
Brazil	$67.7	$40.3
India	7.1	$8.5
Europe	2.2	—

Total recoverable non-income taxes	$77.0	$48.8

At December 31, 2009, a receivable of $38.5 million was included in current assets and $38.5 million was included in non-current assets and is expected to be recovered through 2012. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

NOTE 7. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers. Historically, estimates of warranty commitments have not differed materially from actual results; however, unanticipated product quality issues could result in material changes to estimates in future periods. Changes in the carrying amount and accrued product warranty costs for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

(in millions)
Balance at January 1, 2007	$26.2
Current year accruals for warranties	7.5
Adjustments to preexisting warranties	.4
Settlements of warranty claims (in cash or in kind)	(9.3)
Sale of businesses / reclass to held for sale*	(15.5)
Effect of foreign currency translation	0.4

Balance at December 31, 2007	$9.7

Current year accruals for warranties	5.5
Adjustments to preexisting warranties	(0.3)
Settlements of warranty claims (in cash or in kind)	(7.5)
Effect of foreign currency translation	(0.7)
Sale of MP Pumps	(0.1)

Balance at December 31, 2008	$6.6

Current year accruals for warranties	5.2
Adjustments to preexisting warranties	(1.5)
Settlements of warranty claims (in cash or in kind)	(5.4)
Effect of foreign currency translation	0.2

Balance at December 31, 2009	$5.1

*
Reflects the impact of the sale of the Engine & Power Train business, the sale of portions of the Electrical Components business, and the classification of the remaining Electrical Components business as held for sale.

Warranty expenses were $3.9 million, $4.5 million and $8.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, $4.6 million was included in current liabilities and $0.5 million was included in non-current liabilities. At December 31, 2008, $5.9 million was included in current liabilities and $0.7 million was included in non-current liabilities.
NOTE 8. Debt

(in millions)	2009	2008
Short-term borrowings consist of the following:
Borrowings by foreign subsidiaries under revolving credit agreements, advances on export receivables and overdraft arrangements with banks used in the normal course of business; weighted average interest rate at December 31 of 9.8% in 2009 and 10.5% in 2008	$17.2	$27.8
Current maturities of long-term debt	5.8	2.6

Total short-term borrowings	$23.0	$30.4

Long-term debt consists of the following:
Unsecured borrowings, primarily with banks, by foreign subsidiaries with weighted average interest rate at December 31 of 6.4% in 2009 and 8.5% in 2008 and maturing in 2010 through 2013	$13.8	$3.0

Less: Current maturities of long-term debt	(5.8)	(2.6)

Total long-term debt	$8.0	$0.4

On March 20, 2008, we terminated our previous $75.0 million first lien credit agreement and entered into a new credit agreement with JPMorgan Chase Bank, N.A. as administrative agent. The agreement is secured by accounts receivable and inventories in the U.S. and Canada, as well as certain fixed assets and 65% of the stock of our foreign subsidiaries. The original agreement provided us with a $50.0 million revolving line of credit and expiring on March 20, 2013. We paid $1.6 million in fees associated with the new agreement, which were capitalized and will be amortized over the term of the agreement. $1.4 million in fees associated with the previous first lien credit agreement were expensed as interest cost upon its termination.
On March 18, 2009, we entered into an amendment to this credit agreement. This amendment reduced the bank’s commitment from $50.0 million to $30.0 million and revised our fixed charge coverage ratio covenant. As amended, the fixed charge coverage ratio covenant becomes applicable if (i) our availability under the facility is $10.0 million or less and borrowings are outstanding under the facility, or (ii) our liquidity is $50.0 million or less. Because our liquidity exceeded $50.0 million at December 31, 2009 and we had no borrowings under this facility, the fixed charge covenant did not apply.
On August 28, 2009, we announced that all four of the nominees put forth by the Herrick Foundation for election to our board of directors had been elected to the board. This change in the composition of our board of directors constituted a “change in control” under this credit agreement with JPMorgan Chase. The occurrence of a change in control was an event of default under the credit agreement. On October 20, 2009, we entered into further amendment to our credit agreement with JPMorgan Chase. This amendment, among other things, waived the event of default relating to the change in control, shortened the maturity date of the credit agreement from March 2013 to January 31, 2011, and increased the interest rate on any borrowings by 0.5%.
As of December 31, 2009, there were no borrowings under this revolving line of credit. At December 31, 2009, $3.9 million was available for borrowings in the United States under this revolving line of credit under the borrowing base formula in the credit agreement. As of December 31, 2009, we were in compliance with all the covenants of the agreement. As of December 31, 2009, our cash and equivalents on hand in North America is approximately $41.4 million.
Although we have terminated our former second lien credit agreement, the former lender still possesses a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued at $7.3 million or $5.29 per share, expires in April of 2012. The costs associated with this warrant, while originally accounted for as additional interest to be expensed over the remaining term of the credit agreement, were accelerated upon full repayment of the debt, and resulted in expense of $6.2 million in the third quarter of 2007, which was included in the loss from discontinued operations.
In addition to our United States credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. The borrowing arrangements in India are secured by the land, building and equipment for those locations; some of the Brazilian arrangements are secured by inventories or accounts receivable. There are no restrictive covenants in these credit facilities. Our borrowings under these arrangements totaled $31.0 million and $30.8 million at December 31, 2009 and 2008, respectively, with availability for additional borrowings of $34.7 million, for a total borrowing capacity of $65.7 million. Our weighted average interest rate for these borrowings was 8.9% and 10.4% at December 31, 2009 and 2008, respectively. Our United States credit agreement authorizes us to obtain a maximum in additional financing of up to $139.8 million in foreign jurisdictions. We were fully in compliance with this requirement of our United States credit agreement at December 31, 2009.

Scheduled maturities of debt for each of the five years subsequent to December 31, 2009 are as follows:

(in millions)
2010	$23.0
2011	5.0
2012	2.9
2013	0.1
Thereafter	—

$31.0

Cash interest paid was $11.9 million, $21.0 million and $37.1 million for 2009, 2008 and 2007, respectively.
NOTE 9. Stockholders’ Equity
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
In April of 2007, as part of the amendment to our Second Lien credit agreements, we granted a warrant to purchase a number of shares of Class A Common Stock equal to 7% of our fully diluted common stock, or 1,390,944 shares. This warrant, valued at $7.3 million, expires in April 2012.
NOTE 10. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is shown in the Consolidated Statements of Stockholders’ Equity and includes the following:

(in millions)	2009	2008
Foreign currency translation adjustments	$14.1	$(49.0)
Loss on derivatives	(3.7)	(39.4)
Postretirement and postemployment benefits:
Prior Service Credit	23.1	32.4
Net Actuarial Gain	(10.6)	0.2
Net Transition Obligation	—	(0.1)
U.S. deferred income tax	—	(0.6)

Total postretirement and postemployment benefits	12.5	31.9

Total — Accumulated other comprehensive income (loss)	$22.9	$(56.5)

The gains on foreign currency translation adjustments are a result of the pronounced weakening of the U.S. dollar against other key currencies, particularly the real, the rupee, and the euro. The reduction of loss on derivatives in 2009 relate to the significant increase in the fair market value of copper. In contrast, in 2008, copper prices were declining, while the dollar strengthened.

NOTE 11. Share-based Compensation Arrangements
In the first quarter of 2008, we approved a new Long-Term Incentive Cash Award Plan for members of our senior management. The plan authorizes two types of incentive awards, both of which are based upon our Class A shares; stock appreciation rights (“SARs”) and phantom stock shares. Both types of awards are settled in cash.
A summary of activity under the plans during 2009, is as follows:

	Nonvested
		Weighted	Vested
		average		Weighted
		grant		average
		date		grant date	Total
	Number of	value	Number of	value	Number of
SARs:	awards	per share	awards	per share	awards

Outstanding at January 1, 2009	327,599	$15.16	108,334	$15.16	435,933

Granted in 2009	305,939	6.19	—	—	305,939

Vested	(145,311)	15.16	145,311	15.16	—

Forfeited	(261,507)	11.06	(216,668)	15.16	(478,175)

Vested on Termination	(62,317)	7.08	62,317	7.08	—

Outstanding at December 31, 2009	164,403	$8.05	99,294	$10.09	263,697

Phantom Stock Units:

Outstanding at January 1, 2009	362,719	$16.72	—	—	362,719

Granted	191,857	9.86	—	—	191,857

Vested	(61,125)	8.18	61,125	$8.18	—

Forfeited	(312,303)	16.27	(61,125)	8.18	(373,428)

Vested on Termination	(41,185)	12.29	41,185	12.29	—

Outstanding at December 31, 2009	139,963	$13.35	41,185	$12.29	181,148

The employment of Edwin L. Buker, formerly our Chairman of the Board, President and Chief Executive Officer, terminated on October 2, 2009. We entered into an agreement with Mr. Buker whereby he has received a cash payment of $2.6 million in the fourth quarter of 2009 in full settlement of all rights to compensation and benefits, including previously vested and yet-to-be-vested SARs as well as yet-to-be-vested phantom stock units. This payment is included in impairments, restructuring charges and other items in our consolidated statements of operations.

On December 31, 2009, certain key employees covered by severance agreements were terminated. Under these agreements, all previously vested and yet to be vested SAR’s and phantom stock units became fully vested and the Company recorded a charge of $0.8 million of which $0.6 million is included in impairments, restructuring charges and other Items and the remainder is in selling and administrative expenses in our consolidated statement of operations.

In general, the SARs vest in equal amounts on the first, second, and third anniversaries of the grant date, and expire seven years from the grant date.
The initial value of the phantom stock shares was based on the closing price of our Class A shares as of the grant date. The SARs, which are the economic equivalent of options, were valued as of the grant date using a Black-Scholes model. The assumptions used in the Black-Scholes model for the SARs awarded as of the grant date shown below are as follows:

Award		Risk-free	Dividend	Expected		Initial value
Date	Strike price	interest rate	yield	life (years)	Volatility	per award

3/4/08	$28.82	3.37%	0.0%	7	51.18%	$15.16
1/2/09	10.07	1.87%	0.0%	7	62.78%	6.24
3/16/09	4.17	2.50%	0.0%	7	84.70%	3.17
6/15/09	9.31	3.45%	0.0%	7	90.20%	7.40
Our liability with regard to these awards is re-measured in each quarterly reporting period. The value of the phantom stock shares is determined by comparing the closing stock price on our Class A common stock on the last day of the period to the initial grant date value. At December 31, 2009 and 2008, the closing stock price on our Class A common stock was $11.69 and $9.58, respectively.
We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes model. That result is then compared to the original calculated value. At December 31, 2009 this measurement yielded the following values for the SARs, by award date:

Award		Risk-free	Dividend	Remaining		value per
Date	Strike price	interest rate	yield	life (years)	Volatility	award

3/4/08	$28.82	2.77%	0.0%	5.2	93.52%	$6.97
1/2/09	10.07	3.08%	0.0%	6.0	93.52%	9.21
3/16/09	4.17	3.18%	0.0%	6.3	93.52%	10.29
6/15/09	9.31	3.24%	0.0%	6.5	93.52%	9.52

As both the SARs and the phantom stock shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the three-year vesting period of the awards. Total compensation expense related to the plan for the years ended December 31, 2009 and 2008 was $0.8 million and $1.4 million, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized compensation liability as calculated at December 31, 2009 and 2008 was $2.1 million and $4.3 million, respectively.
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
NOTE 12. Impairments, Restructuring Charges and Other Items
The charges (gains) recorded as restructuring, impairment and other charges for the years ended December 31 are as follows:

(in millions)	2009	2008	2007

Goodwill impairments	$—	$18.2	$—
Excise tax expense on proceeds from salaried retirement plan reversion	—	20.0	—
Impairment of buildings and machinery	—	14.6	5.8
Severance, restructuring costs, and special termination benefits	18.1	12.5	1.6
Curtailment and settlement (gains)/losses	—	(21.5)	—
Environmental reserve on held-for-sale building	2.3	—	—
Impairment of prepaid outside sales expense	1.5	—	—
Impairment in investment in unconsolidated subsidiary	1.0	—	—
Repayment of Legal Fees	1.1	—	—
Loss on transfer of surplus land	0.4	—	—

Total impairments, restructuring charges, and other items	$24.4	$43.8	$7.4

The following table reconciles cash activities for the years ended December 31, 2009 and 2008 for accrued impairment, restructuring charges and other items.

		Salaried Plan
(in millions)	Severance	Excise Tax	Other	Total

Balance at January 1, 2008	$—	$20.0	$—	$20.0
Accruals	12.5	—	—	12.5
Payments	(12.5)	(20.0)	—	(32.5)

Balance at December 31, 2008	$—	$—	$—	$—

Accruals	18.1	—	3.8	21.9
Payments	(8.4)	—	(2.0)	(10.4)

Balance at December 31, 2009	$9.7	$—	$1.8	$11.5

2009
2009 operating net loss included $24.4 million of impairments, restructuring charges and other items. The amounts reported under “severance, restructuring costs, and special termination benefits” of $18.1 million represent severance payments made to employees, payroll taxes, and other benefit-related costs for employees terminated during the period. This amount includes the $2.6 million severance payment to our former Chief Executive Officer and $1.8 million for certain key employees covered by severance agreements. The remaining severance expense was a result of restructuring costs at our European ($7.9 million), Brazilian ($3.8 million), North America ($1.3 million), and Indian ($0.7 million) locations during the year.
The other expenses include an environmental reserve of $2.3 million, which was established in the first quarter of 2009 and represents estimated costs associated with remediation activities at some of our former facilities based on information derived from a Phase II environmental study. The timing and amount of cash expenditures related to this estimated liability cannot currently be determined. Also included in other is $1.1 million for reimbursements to the Herrick Foundation for its expenses in connection with our 2009 annual meeting of shareholders and the $0.4 million relates to a loss on the sale of surplus land in 2009.
Also included in impairments, restructuring charges and other items are non-cash items of $2.5 million for the write-off of prepaid outside sales expense determined to no longer provide benefit to us in the future of $1.5 million and impairment of our investment in an unconsolidated subsidiary of $1.0 million.
2008
2008 operating net loss included $43.8 million of impairments, restructuring charges and other items. The $14.6 million recognized for impairments of buildings and machinery was due to the decision made in the third quarter of 2008 to relocate and consolidate certain of our global manufacturing capabilities, in light of the pronounced softening of demand resulting from the current global financial conditions. The expense was recognized in Brazil ($11.0 million), North America ($3.0 million), and India ($0.6 million). The severance expense of $12.2 million represents severance payments made to employees, payroll taxes, and other benefit-related costs for employees terminated during the period. For the year ended, December 31, 2008, these costs include costs recognized at our Brazilian ($5.2 million), North American ($3.7 million), Indian ($2.7 million) and European ($0.6 million) locations during the year. Other charges (gains) recognized in 2008 related to our pension and other postemployment benefit plans. See Note 5 for further discussion of these charges (gains). The cash outlays for these expenses were incurred in 2008. The majority of severance costs were included on our balance sheet as part of accrued payroll until paid in cash. The unpaid liabilities associated with the Tecumseh facility closure were included in our balance sheet under pension liabilities, as the payments were associated with post-employment benefits and covered under collective bargaining agreements requiring these payments to be made out of the pension plan.
2007
2007 operating net loss included $7.4 million of impairments, restructuring charges and other items. $4.2 million of these restructuring charges related to the impairment of long-lived compressor assets in India ($2.2 million) and North America ($2.0 million). These assets were primarily impaired as a result of the global consolidation of our manufacturing operations. We also incurred expense of $1.6 million associated with reductions in force at several of our North American facilities. The remaining charges reflect the impact of net losses on the sale of buildings ($0.5 million) and related charges ($1.1 million) as a result of the consolidation of corporate and other non-compressor facilities.

NOTE 13. Income Taxes
Consolidated income (loss) from continuing operations before taxes consists of the following:

(in millions)	2009	2008	2007
U.S	$(61.0)	$(20.8)	$(28.5)
Foreign	(41.4)	(62.2)	15.3

	$(102.4)	$(83.0)	$(13.2)

Provision for (benefit from) income taxes from continuing operations consists of the following:

(in millions)	2009	2008	2007
Current:
U.S. federal	$(0.8)	$0.8	$1.3
State and local	(0.1)	(0.1)	—
Foreign income and withholding taxes	0.6	1.9	2.8

	(0.3)	2.6	4.1

Deferred:
U.S. federal	(1.8)	(8.0)	(13.4)
State and local	(1.7)	—	1.3
Foreign	(6.8)	0.4	(0.2)

	(10.3)	(7.6)	(12.3)

Provision for (benefit from) income taxes from continuing operations	$(10.6)	$(5.0)	$(8.2)

A reconciliation between the actual income tax expense (benefit) provided and the income tax expense (benefit) computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

(in millions)	2009	2008	2007
Income taxes (benefit) at U.S. statutory rate	$(35.8)	$(29.0)	$(4.6)
Foreign tax differential (and withholding tax)	(0.1)	2.3	0.6
Change in valuation allowance	27.8	14.6	(2.8)
State and local income taxes	(1.7)	(0.1)	1.3
Excise tax on pension reversion	—	7.0	—
Expiration of statute on uncertain tax positions	—	0.4	(2.2)
Tax Refunds	(2.5)	—	—
Other	1.7	(0.2)	(0.5)

	$(10.6)	$(5.0)	$(8.2)

Deferred income taxes reflect the effect of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Provisions are also made for estimated taxes which may be incurred on the remittance of subsidiaries’ undistributed earnings, none of which are deemed to be permanently reinvested.

Significant components of our deferred tax assets and liabilities as of December 31 were as follows:

(in millions)	2009	2008
Deferred tax assets:
Other postretirement liabilities	$14.7	$19.4
Product warranty and self-insured risks	4.4	5.7
Net operating loss and capital loss carryforwards	329.6	297.8
Tax credit carryovers	47.9	59.0
Other comprehensive income including hedges	—	12.3
Other accruals and miscellaneous	8.4	16.2

	405.0	410.4
Valuation allowance	(367.0)	(336.3)

Total deferred tax assets	38.0	74.1

Deferred tax liabilities:
Tax over book depreciation	9.8	16.4
Pension	22.9	43.9
Unremitted foreign earnings	4.4	5.6
Other	1.5	5.4

Total deferred tax liabilities	38.6	71.3

Net deferred tax (liabilities) assets	$(0.6)	$2.8

Deferred tax detail is included in the consolidated balance sheet as follows:
Tax assets (including refundable of $7.4 and $12.2)	$7.4	$23.1
Non-current deferred tax liabilities	7.2	8.7

Total	$0.2	$14.4

At December 31, 2009, we had the following loss carryforwards:

	Carryforward amount	Expiration

U.S. Federal	$540.0	2025 to 2029

U.S Federal Capital Loss	209.0	2012

U.S. State	252.1	2009 to 2029

Brazil	121.7	None

France	15.5	None

India	13.4	None
In 2008, the $100.0 million in gross proceeds from the reversion of our Salaried Retirement plan was fully offset against our existing NOL carryforwards. In 2010, we expect gross proceeds of approximately $44.0-$50.0 million ($35.0-$40.0 million, net of 20% excise tax) from the reversion of our Hourly Retirement plan which will generate a tax gain that will be fully offset against our NOL carryforwards.
Foreign tax credit and research credit carryforwards of approximately $47.2 million will expire from 2012 through 2017. Furthermore, we also had various state tax credit carryovers of $0.7 million, which expire at various dates from 2010 to 2020. For the years 2008 and 2009, a portion of certain tax credit carryovers is refundable for U.S. federal tax purposes. As a result, we recognized a tax benefit of $0.2 million for 2009 and 2008.
Income taxes are allocated between continuing operations, discontinued operations and other comprehensive income because all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations.

We apply this concept by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as other comprehensive income or discontinued operations, tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. The full year results of 2009 reflected a tax benefit in continuing operations, no tax impact in discontinued operations and tax expense for other comprehensive income.
We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. We assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In the third quarter of 2009, a valuation allowance of $5.0 million was recorded against our deferred tax assets in France. We recorded this allowance because an analysis of recent accumulated losses and expected future losses, caused us to conclude that it is no longer more than likely than not that those deferred taxes will be realized.
The valuation allowance for deferred tax assets relates to all net federal deferred tax assets, state deferred tax assets and certain tax assets arising in foreign tax jurisdictions, and in the judgment of management, these tax assets are not likely to be realized in the foreseeable future. The valuation allowance increased $30.7 million and $106.8 million in 2009 and 2008, respectively. The 2009 change is the result of $47.0 million for current year losses and ($16.3) million for the impact of currency on foreign balances. The 2008 change is the result of $108.4 million for current year losses and ($1.6) million for the impact of currency on foreign balances.
At December 31, 2009 and 2008, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $5.9 million and $0.6 million, respectively. At December 31, 2009 and 2008, there was no reduction of deferred tax assets relating to uncertain tax positions.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2009 and 2008, the Company had accrued interest and penalties of $0.6 million and $0.6 million, respectively. The tax reserves relate to federal refund claims filed during the year and potential state tax nexus issues. The entire amount would have an impact on our effective tax rate. We do not expect any material change in the unrecognized tax benefits in the next twelve months.
The following reconciliation illustrates the unrecognized tax benefits for the years ended December 31:

(in millions)	2009	2008

Unrecognized tax benefits — beginning of period	$0.6	$1.0
Lapse of statute of limitations	—	(0.4)
Payments	(0.2)	—
Additions	5.5	—

Unrecognized tax benefits — end of period	$5.9	$0.6

As part of the process of finalizing the audit of our 2003 tax year, we reached an agreement with the IRS in December 2008 regarding the refund of federal income taxes previously paid related to that period. We received the $14.9 million refund, which represented $12.2 million in refund and $2.7 million in interest, in July 2009. Amended returns were filed during 2009 relating to a similar issue for other years resulting in the recognition of a net tax benefit of $1.9 million.
We file U.S., state and foreign income tax returns in jurisdictions with varying statues of limitations. During 2008, the Company closed the audits for its U.S. federal income tax returns for 2003. A tax benefit of $0.6 million was recognized in the consolidated statements of operations (for additional interest received) and there was no impact on the unrecognized tax benefits as a result of the completion of this audit. The years 2005 through 2009 generally remain subject to examination by most state tax authorities. In significant foreign jurisdictions, tax years before 2005 are no longer subject to audit.

NOTE 14. Fair Value Measurements
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
Short and long-term investments
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
At December 31, 2009 and 2008, we also held an ARC, originally valued at $5.0 million. The ARC represents a security with a maturity date of June 2046 and bears interest at rates determined every 28 days through an auction process, in which the applicable rate is set at the lowest rate submitted in the auction. In the absence of an active market for the ARC, the interest rate is set at the default rate discussed below. The interest rate on the ARC is capped at 17%. Our ARC is a Student Loan Asset-Backed Security guaranteed by the Federal Family Education Loan Program. The payments of principal and interest on these student loans are guaranteed by the state or not-for-profit-guaranty agency and the U.S. Department of Education. At the time of our initial investment and through the date of this filing, our ARC was rated by Moody’s as AAA.
The default interest rate on the ARC, which applies in the absence of an active market for the ARC, is the lesser of (1) the trailing twelve-month average of the 91 day U.S. Treasury bill rate plus 120 basis points, or (2) the trailing twelve-month average interest rate of the ARC. The weighted average interest rate on the ARC was 1.471% and 3.178% at December 31, 2009 and 2008, respectively.

We valued this security using a pricing model which is not a market model, but which does reflect some discount due to the current lack of liquidity of the investment as a result of recently failed auctions. The ARC was valued using a discounted cash flow analysis because there is presently no active market for the ARC from which to determine value. The valuation analysis utilized a discount rate based on the reported rate for a comparable security (i.e., similar student loan portfolios and holding periods) in active markets, plus a factor for the present market illiquidity associated with the ARC. The reported rate for a comparable security was the sum of (1) the base rate that is used in the reporting of that security, in this case three month LIBOR, and (2) the interest rate spread above the base rate, as reported from the active market for that security. The illiquidity factor was established based on the credit quality of the ARC determined by the percentage of the underlying loans guaranteed by the Federal Family Education Loan Program (“FFELP”). The resulting discount rate used in the valuation analysis was 10.4% and 6.1% at December 31, 2009 and 2008, respectively. This valuation results in a recognized gain (loss) to our results of operations of approximately $0.4 million and ($0.7) million as of December 31, 2009 and 2008, respectively, which is included in cost of sales and operating expenses.
In October 2008, we agreed to an offer from UBS AG (“UBS”) to sell at par value, at any time from June 30, 2010 through July 2, 2012, the ARC purchased from UBS. The Auction Rate Security Right (“ARSR”), which is similar to a freestanding put option, is non-transferable and is not traded on any exchange. The ARSR also grants UBS the right to purchase our ARC at par value at any time without notice.
Since the ARSR are non-transferable and not traded on any exchange, we have elected to measure the ARSR using the fair value option. The ARSR represents a guarantee of the par value of the ARC, and we have valued the ARSR using a present value model. In valuing the ARSR, we calculated the present value of the difference between the par value of the ARC and the current fair value of the ARC. The present value model utilized a discount rate of 1.82% and 3.49% at December 31, 2009 and 2008, respectively, which is a combination of the credit default swap rate risk of UBS (0.9%) and the rate on a U.S. Treasury interest rate swap (0.75%). The sum of those rates was increased by an additional 0.17% to account for any potential liquidity risk should UBS not be able to fulfill its obligation under the ARSR agreement. The ARSR is included in “Long-Term Investments” in the consolidated balance sheet. This valuation results in a recognized gain (loss) of approximately ($0.3) million and $0.5 million at December 31, 2009 and 2008, respectively, which is also included with cost of sales and operating expenses.
The combined impact of the valuation of the ARC and the ARSR resulted in a net gain (loss) of $0.1 million and ($0.2) million at December 31, 2009 and 2008, respectively. We classify these assets as Level 3.
Foreign currency forward purchases and commodity futures contracts
Derivative instruments recognized on our balance sheet consist of foreign currency forward exchange contracts and commodity futures contracts. These contracts are recognized at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates and are recorded on our consolidated balance sheet as part of current assets and liabilities under the heading “Fair value of hedge.” We classify our derivative instruments as Level 2.

Assets and liabilities recorded at fair value on a recurring basis
The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$90.7	$90.7	$—	$—
Restricted cash and cash equivalents	10.5	10.5	—	—
Auction rate certificates	3.9	—	—	3.9
Auction rate securities rights	0.2	—	—	0.2
Commodity futures contracts	5.4	—	5.4	—
Foreign currency derivatives	5.8	—	5.8	—

Balance as of December 31, 2009	$116.5	$101.2	$11.2	$4.1

Liabilities:
Commodity futures contracts	$0.4	$—	$0.4	$—
Foreign currency derivatives	0.2	—	0.2

Balance as of December 31, 2009	$0.6	$—	$0.6	$—

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$113.1	$113.1	$—	$—
Restricted cash and cash equivalents	12.5	12.5	—	—
Auction rate certificates	4.3	—	—	4.3
Auction rate securities rights	0.5	—	—	0.5

Balance as of December 31, 2008	$130.4	$125.6	$—	$4.8

Liabilities:
Commodity futures contracts	$13.2	$—	$13.2	$—
Foreign currency derivatives	25.4	—	25.4

Balance as of December 31, 2008	$38.6	$—	$38.6	$—

The following table presents the changes in Level 3 assets for the year ended December 31, 2009:

	Auction Rate	Auction Rate
(in millions)	Certificates	Securities Rights
Balance at January 1, 2009	$4.3	$0.5
Payments on principal	(0.8)	—
Gains (losses) included in investment income	0.4	(0.3)

Balance at December 31, 2009	$3.9	$0.2

NOTE 15. Derivative Instruments and Hedging Activities
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, and purchases from suppliers. We actively manage the exposure of our foreign currency exchange rate market risk and market fluctuations in commodity prices by entering into various hedging instruments, authorized under our policies that place controls on these activities, with counterparties that are highly rated financial institutions. We are exposed to credit-related losses in the event of non-performance by these counterparties; however, our exposure is generally limited to the unrealized gains in our contracts should any of the counterparties fail to perform as contracted.
Our hedging activities primarily involve use of foreign currency forward exchange contracts and commodity forward and futures contracts. These contracts, other than commodity forward contracts, are designated as cash flow hedges. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and commodity price fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved, and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian real, Euro, and the Rupee, against the U.S. dollar.
Cash flow hedges. We recognize all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet and formally document relationships between cash flow hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted transactions, such as sales to third parties and commodity purchases. For derivative instruments that are designated and qualify as a cash flow hedge, all changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income (“OCI”), until the hedged exposure affects earnings upon settlement of the contracts. Gains and losses on the derivative representing either ineffective hedges or hedge components excluded from the assessment of effectiveness are recognized immediately in earnings. In either case, the derivatives affect cash flow at the time the contract is settled. The consolidated statement of operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time we hedge our exposure to the variability in future cash flows for forecasted trade sales and purchases is eighteen months.
We formally assess at a hedge’s inception and on a quarterly basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively. When we discontinue hedge accounting because it is no longer probable, but it is still reasonably possible that the forecasted transaction will occur by the end of the originally expected period or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in OCI and is reclassified to net earnings when the forecasted transaction affects net earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income are recognized immediately in net earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in earnings. For the fiscal years ended December, 31 2009 and 2008, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The notional amount outstanding of forward contracts designated as cash flow hedges was $59.9 million and $123.5 million at December 31, 2009 and 2008, respectively.
Derivatives not designated as hedging instruments. We also use commodity futures contracts, with the intent of minimizing the impact of market fluctuations in commodity prices on our financial results. We manage our exposure to the volatility in the prices of commodities, particularly copper, through a combination of commodity forward contracts and commodity futures. Our policies permit entering into commodity futures contracts up to an eighteen month time horizon. The commodity futures contracts are designated as cash flow hedging instruments and qualify for hedge accounting treatment. The commodity forward contracts do not qualify for hedge accounting treatment, as they are essentially purchase contacts intended to fix the price of the commodity for which we will accept delivery at a later date. Gains and losses from changes in the value of commodity forward contracts are recognized in earnings at the time the finished product that incorporates the commodity is sold.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments in our consolidated balance sheet as of December 31, 2009 and 2008 are as follows:

	Asset (Liability) Derivatives
	December 31, 2009		December 31, 2008
	Financial		Financial
(in millions)	Position Location	Fair Value	Position Location	Fair Value
Derivatives designated as hedging instruments
Commodity futures contracts	Fair value of hedge (asset)	$5.4	Fair value of hedge (asset)	$—
Commodity futures contracts	Fair value of hedge (liability)	(0.4)	Fair value of hedge (liability)	(13.2)
Foreign currency derivatives	Fair value of hedge (asset)	5.8	Fair value of hedge (asset)	—
Foreign currency derivatives	Fair value of hedge (liability)	(0.2)	Fair value of hedge (liability)	(25.4)

Total derivatives designated as hedging instruments		$10.6		$(38.6)

The following table presents the impact of derivatives designated as hedging instruments on the consolidated statements of operations for our derivatives designated as cash flow hedging instruments for the years ended December 31, 2009 and 2008.

	Amount of Gain or		Amount of Gain or
	(Loss) Recognized		(Loss) Reclassified
	in OCI	Location of Gain or	from Accumulated
	(Effective Portion)	(Loss) Reclassified	OCI into Income
	Twelve Months	from Accumulated	(Effective Portion)
	Ended	OCI into Income	Twelve Months Ended
(in millions)	December 31, 2009	(Effective Portion)	December 31, 2009
Derivatives designated as hedging instruments
Commodity futures contracts	$12.8	Cost of sales	$(5.9)
Foreign currency derivatives	21.6	Cost of sales	(9.6)

Total	$34.4		$(15.5)

	Amount of Gain or		Amount of Gain or
	(Loss) Recognized		(Loss) Reclassified
	in OCI (Ineffective	Location of Gain or	from Accumulated
	Portion)	(Loss) Reclassified	OCI into Income
	Twelve Months	from Accumulated	(Ineffective Portion)
	Ended	OCI into Income	Twelve Months Ended
(in millions)	December 31, 2009	(Ineffective Portion)	December 31, 2009
Derivatives designated as hedging instruments
Commodity futures contracts	$1.3	Cost of sales	$1.3
Foreign currency derivatives	—	Cost of sales	—

Total	$1.3		$1.3

As of December 31, 2009, we expect to reclassify pretax gains of $1.3 million from accumulated other comprehensive income into net income during the next twelve months.
NOTE 16. Commitments and Contingencies
Operating leases
Total rental expense for operating leases was $4.5 million, $3.6 million, and $3.1 million for the fiscal years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, future minimum lease payments under noncancelable operating leases amounted to $13.8 million as follows: 2010, $2.0 million, 2011, $2.0 million, 2012, $2.0 million, 2013, $2.0 million, 2014, $1.7 million, and after 2014, $4.1 million.
Accounts Receivables
A portion of accounts receivable at our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discount receivables sold, including both with and without recourse amounts, were $43.3 million and $61.4 million at December 31, 2009 and 2008, respectively, and the discount rate was 11.6% and 11.2% in 2009 and 2008, respectively.
Purchase Commitments
As of December 31, 2009, we had $19.1 million of noncancelable purchase commitments with some suppliers for materials and supplies in the normal course of business.
Letters of credit
We issue letters of credit in the normal course of business, as required by some vendor contracts. As of December 31, 2009 and 2008, we had $4.9 million and $6.7, respectively in outstanding letters of credit.
Litigation
General. We are party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigation and clean-up costs. We are also typically involved in commercial and employee disputes in the ordinary course of business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us, management considers that appropriate reserves have been established and does not believe that the disposition of these matters will have a material adverse effect on our consolidated financial position, cash flows or results of operations. With the exception of the settlement of the working capital adjustment made with the purchaser of our former Engine & Power Train business segment, as discussed below, our reserves for contingent liabilities have not historically differed materially from estimates upon their final outcomes. However, discovery of new facts, developments in litigation, or settlement negotiations could cause estimates to differ materially from current expectations in the future. Except as disclosed below, we do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact to our consolidated financial position, results of operations or cash flows.

Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (“RICO”) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states and the District of Columbia, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We have joined the joint defense group with other lawnmower and component manufacturers who are defendants. In the fourth quarter of 2009, a conceptual offer by a group of the defendants, including Tecumseh, of $51.0 million was accepted in principle with the actual settlement terms to be negotiated. On February 24, 2010, Tecumseh, along with the other settling defendants, executed a settlement agreement (the “group settlement”) with plaintiffs resolving claims against the group of settling defendants in exchange for a group payment of $51 million, a one-year warranty extension for qualifying class members and injunctive relief regarding future lawnmower engine labeling practices. On February 26, 2010, the Court entered an Order preliminarily approving the group settlement, certifying the settlement class, appointing settlement class counsel and staying proceedings against the settling defendants. The Court will set a date for a hearing to determine the fairness, reasonableness and adequacy of the group settlement and to determine whether the group settlement should be finally approved and a final judgment entered. We believe that it is probable that we will achieve final settlement and Tecumseh’s allocable portion of approximately $6.2 million has been reserved.
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
We intend to cooperate fully with the investigations. In addition, we have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division’s Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed to not bring any criminal prosecution with respect to the investigation against the Company as long as we, among other things, continue our full cooperation in the investigation. We have received similar conditional immunity from the European Commission, the SDE, and the competition authorities in Mexico, South Africa and Turkey.
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. The public disclosure of these investigations has resulted in a class action lawsuit filed in Canada and numerous class action lawsuits filed in the United States, including by both direct and indirect purchaser groups. All of the U.S. actions have been transferred to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings under Multidistrict Litigation (“MDL”) procedures. Discovery in these cases has not yet commenced. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable to private claimants for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

We anticipate that we will incur additional expenses as we continue to cooperate with the investigations and defend the lawsuits. We expense all legal costs as incurred in the consolidated statements of operations. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and result in financial losses in an amount we are unable to predict, but which could be material to our financial position, consolidated results of operations and cash flows.
Platinum
On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware Corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20a of the Exchange Act, Common Law Fraud and Negligent Misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washer and augers, among other applications. Snowstorm seeks unspecified compensatory and punitive damages and a declaratory judgment that Tecumseh Products is obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An Answer on behalf of Tecumseh Products Company was filed on January 27, 2010. We intend to vigorously defend the lawsuit. It is not possible to reasonably estimate the amount of our ultimate liability, if any, for the amount of any future settlement but the amount could be material to our financial position, consolidated results of operations and cash flows.
Environmental Matters
At December 31, 2009 we had accrued $2.7 million and $.6 million at December 31, 2008 for environmental remediation. Included in the December 31, 2009 balance was an accrual of $1.8 million, which is reflective of remaining estimated costs associated with remediation activities at some of our former facilities based on information derived from a Phase II environmental study conducted in the first quarter of 2009, net of amounts spent in 2009.
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

In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2008, the remainder of the work required by the WDNR was completed. Based on an evaluation of the reduced liability of the site, the reserve was reduced in 2008. At December 31, 2009 and 2008, we had accrued $0.2 million and $0.5 million, respectively for the total estimated cost associated with the investigation and remediation of the on-site contamination.
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
NOTE 17. Business Segments
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The accounting policies of the reportable segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements. We previously reported three operating segments; Compressor Products, Electrical Components, and Engine & Power Train. However, as a result of the sale of the majority of the Electrical Components business and the entire Engine & Power Train business during 2007, these segments are no longer reported. The remaining unsold business within Electrical Components is included in discontinued operations.
Assets held for sale as of December 31, 2008 consist of the Vitrus Division, a small subsidiary within the previous Electrical Component business. The Other category includes the Company’s Manufacturing Data Systems Inc., which was sold and reclassified to discontinued operations during the third quarter of 2007.
External customer sales by geographic area are based upon the destination of products sold. We have no single customer that accounts for 10% or more of consolidated net sales. Long-lived assets by geographic area are based upon the physical location of the assets.
Segment assets, capital expenditures and depreciation and amortization from continuing operations for the years ended December 31, 2009, 2008 and 2007 were as follows:
Business Segment Information (in millions)

	2009	2008	2007
Assets:
Compressor products	$617.4	$604.4	$854.0
Corporate and consolidating items	149.7	193.1	302.3
Assets held for sale	—	1.0	1.3
Other	—	—	7.3

Total assets	$767.1	$798.5	$1,164.9

Capital expenditures:
Compressor products	$5.5	$5.3	$3.9
Corporate and consolidating items	2.4	2.7	0.1
Other	—	—	0.2

Total capital expenditures	$7.9	$8.0	$4.2

Depreciation and amortization:
Compressor products	$37.9	$35.6	$37.0
Corporate and consolidating items	7.3	6.9	6.6

Total depreciation and amortization	$45.2	$42.5	$43.6

Geographic Information (in millions)

	2009	2008	2007
Customer Sales by Destination
North America
United States	$142.0	$200.7	$234.1
Other North America	19.7	28.0	38.1

Total North America	161.7	228.7	272.2

Brazil	164.7	194.4	194.1
Other South America	70.1	105.1	121.7

Total South America	234.8	299.5	315.8
Europe	174.3	248.8	322.7
Middle East and Asia	165.1	219.4	225.3

	$735.9	$996.4	$1,136.0

	2009	2008	2007
Net Fixed Assets

United States	$47.0	$60.7	$73.8
Brazil	158.6	134.7	209.8
India	39.7	40.9	57.1
Europe	14.4	17.4	21.5

	$259.7	$253.7	$362.2

NOTE 18. Quarterly Financial Data — Unaudited
The following numbers have been restated to reflect a reclassification of our Paris, Tennessee facility from a discontinued operation held for sale to a continuing operation.

	Quarter
(in millions, except per share data)	First	Second	Third	Fourth	Total
2009(a)
Net sales	$151.3	$163.7	$211.3	$209.6	$735.9
Gross profit	9.5	4.0	19.0	23.2	55.7
Net income (loss)	(23.9)	(24.9)	(14.1)	(30.5)	(93.4)

Basic and diluted earnings (loss) per share	$(1.29)	$(1.35)	$(0.76)	$(1.65)	$(5.06)

2008(b)
Net sales	$281.0	$281.1	$264.9	$169.3	$996.4
Gross profit	46.1	34.9	19.1	5.0	105.1

Net income (loss)	17.0	9.0	(13.2)	(63.3)	(50.5)

Basic and diluted earnings (loss) per share	$0.92	$0.49	$(0.71)	$(3.43)	$(2.73)

(a)
Includes the effects of $12.3 million of severance and special termination benefits, $1.1 million repayment of legal fees and a one time cumulative catch up depreciation expense of $3.5 million as a result of a reclassification of our Paris, Tennessee facility from a discontinued operation held for sale to a continuing operation in the fourth quarter of 2009.

(b)	Includes the effects of $23.7 million in impairments, restructuring costs, and other items incurred in the fourth quarter.

NOTE 19. New Accounting Standards
Postretirement Benefit Plans
Beginning in 2009, we are required to provide more transparency about the assets in our postretirement benefit plans, including defined benefit pension plans. The new rules expand the disclosure requirements about the types of assets and associated risks in our postretirement plans. The disclosures are required for fiscal years ending after December 15, 2009, and we are not required to apply the amended disclosure requirements to earlier periods presented for comparative purposes. The adoption of the enhanced disclosures did not affect our financial statements or results of operations.
Subsequent Events
In May 2009, the FASB adopted new rules to establish principles and requirements for subsequent events, including the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which such events or transactions shall be recognized; and the disclosures that shall be made. We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports. This new principle was effective for interim reporting periods ending after June 15, 2009.
Consolidation of Variable Interest Entities
In June 2009, the FASB adopted new rules to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The new principle is effective for the first annual reporting period ending after November 15, 2009. The adoption of this principle did not affect our financial statements or results of operations.
Accounting Standards Codification
In June 2009, the FASB adopted new rules establishing a two-level GAAP hierarchy for nongovernmental entities; authoritative guidance and non-authoritative guidance. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, and EITF Abstracts; instead, the Board will issue new guidance as Accounting Standards Updates, which will include revisions to the codification, as well as background information and the Board’s basis for conclusions for new guidance. The new principle is effective for interim and annual reporting periods ending after September 15, 2009, and its adoption did not materially affect our financial statements or results of operations.
NOTE 20. Subsequent Events
On February 19, 2010, we entered into an amendment to our credit agreement with JPMorgan Chase. This amendment provides that the fixed charge covenant becomes applicable if (i) our availability under the facility is $10.0 million or less if we request a loan under the facility, (ii) our liquidity is less than $35.0 million at any time on or before March 31, 2010, or (iii) our liquidity is less than $50 million at any time after March 31, 2010. As a result of this amendment, we expect to be in compliance with the liquidity test throughout 2010, however we do not expect to use this line of credit in 2010, except for letters of credit.
On February 14, we received notification from MetLife that the final pricing from our 2008 reversion of our previously terminated salaried plan has been completed and we expect to received $1.0 million, net of excise tax, in the first quarter of 2010 as a result of this settlement
We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

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
Our management evaluated, with the participation of our President and Chief Executive Officer and our Vice President, Treasurer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2009, our President and Chief Executive Officer along with our Vice President, Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment, management used the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Tecumseh Products Company
We have audited Tecumseh Products Company and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tecumseh Products Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Tecumseh Products Company and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Tecumseh Products Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tecumseh Products Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 11, 2010 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 11, 2010

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the caption “Proposal No. 1- Election of Directors” in our definitive proxy statement relating to our 2010 annual meeting of shareholders scheduled to be held April 28, 2010 and is incorporated herein by reference. The information pertaining to executive officers required by Item 401 of Regulation S-K will be set forth under the caption “Executive Officers” in our definitive proxy statement relating to our 2010 annual meeting of shareholders scheduled to be held April 28, 2010 and is incorporated herein by reference. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption “Proposal No. 1- Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2010 Annual Meeting of Shareholders scheduled to be held April 28, 2010 and is incorporated herein by reference.

We have adopted the Tecumseh Products Company Corporate Policy, which is a code of conduct that applies to all of our directors, officers and employees. A current copy of the Corporate Policy is posted on our website can be accessed via the “Investor Relations” section of our website located at www.tecumseh.com.
The information required to be reported pursuant to paragraphs (d)(4) and (d)(5) of Item 407 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors - Audit Committee” in our definitive proxy statement relating to our 2010 annual meeting of shareholders scheduled to be held April 28, 2010 and is incorporated herein by reference. No information is required to be reported pursuant to paragraph ( c)(3) of Item 407 of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be reported pursuant to Item 402 of Regulation S-K and paragraph (e)(5) of Item 407 of Regulation S-K will be set forth under the caption “Executive Compensation,” and the information required by paragraph (e)(4) of Item 407 of Regulation S-K will be set forth under the sub-caption “Compensation Committee Interlocks and Insider Participation” under the caption “Information Concerning the Board of Directors” in our definitive proxy statement relating to our 2010 annual meeting of shareholders scheduled to be held April 28, 2010 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be reported pursuant to Item 403 of Regulation S-K will be set forth under the caption “Share Ownership” in our definitive proxy statement relating to our 2010 annual meeting of shareholders scheduled to be held April 28, 2010 and is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item 407 of Regulation S-K will be set forth under the sub-captions “Board Independence,” “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” under the caption “Information Concerning the Board of Directors” in our definitive proxy statement relating to our 2010 annual meeting of shareholders scheduled to be held April 28, 2010 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be reported pursuant to Item 9(e) of Schedule 14A will be set forth under the caption “Proposal No. 2 — Ratification of Appointment of Independent Accountant — Audit and Non-Audit Fees” in our definitive proxy statement relating to our 2010 annual meeting of shareholders scheduled to be held April 28, 2010 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
See “Index to Consolidated Financial Statements” in Item 8 of this report.
(a)(2) Financial Statement Schedules
None
(a)(3) Exhibits
See Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY
Date: March 11, 2010	By	/s/ James E. Wainright
James E. Wainright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Office	Date of Signing

/s/ James E. Wainright James Wainright	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2010

/s/ James J. Connor James J. Connor	Vice President, Treasurer and Chief Financial Officer (Principal Accounting and Principal Financial Officer)	March 11, 2010

* Kent B. Herrick	Chairman of the Board, Director	March 11, 2010

* David M. Goldberg	Director	March 11, 2010

* Steven J. Lebowski	Director

* Zachary E. Savas	Director	March 11, 2010

* Terence C. Seikel	Director	March 11, 2010

*By:	/s/ James J. Connor James J. Connor
Attorney-in-Fact

10-K EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1
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

2.2
Stock purchase agreement between Tecumseh Products Company and MP Pumps Acquisition Corp. dated as of June 30, 2008 (incorporated by reference to Exhibit 2 to registrant’s Current Report on Form 8-K filed July 7, 2008, File No. 0-452)

3.1
Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (3) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-452)

3.2
Certificate of Amendment to the Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit B-5 to registrant’s Form 8 Amendment No. 1 dated April 22, 1992 to Form 10 Registration Statement dated April 24, 1965, File No. 0-452)

3.3
Certificate of Amendment to the Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (4) to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-452)

3.4
Amended and Restated Bylaws of Tecumseh Products Company as amended through December 4, 2008 (incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K, filed December 5, 2008, File No. 0-452)

4.1
Credit Agreement dated as of March 20, 2008 among Tecumseh Products Company, the Lenders Party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 0-452)

4.2
Exhibits and Schedules to the Credit Agreement dated as of March 20, 2008 among Tecumseh Products Company, the Lenders Party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.1 to registrant’s Quarterly Report on Form 10-K for the quarter ended September 30, 2009, File No. 0-452)

4.3
First Amendment to the Credit Agreement dated as of June 16, 2008 (incorporated by reference to Exhibit 4.2 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-452)

4.4
Second Amendment to the Credit Agreement dated as of January 30, 2009 (incorporated by reference to Exhibit 4.3 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-452)

4.5
Third Amendment to the Credit Agreement and Amendment to the Pledge and Security Agreement dated as of March 18, 2009 (incorporated by reference to Exhibit 4.1 to registrant’s Current Report on Form 8-K dated March 18, 2009 and filed March 23, 2009, File No. 0-452)

Exhibit
No.	Description of Exhibit

4.6
Amendment No. 4, dated as of October 20, 2009, to the Credit Agreement dated as of March 20, 2008 (incorporated by reference to Exhibit 4.2 to registrant’s Quarterly Report on Form 10-K for the quarter ended September 30, 2009, File No. 0-452)

4.7*	Fifth Amendment to the Credit Agreement dated February 19, 2010

Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Commission upon request.

10.1
Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-452)

10.2
Annual Incentive Plan adopted December 17, 2007 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K For the year ended December 31, 2007, File No. 0-452)

10.3
Long-Term Term Incentive Cash Award Plan adopted March 4, 2008 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.4
Form of Award Agreement (Phantom Shares) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.5
Form of Award Agreement (SARs) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.6
Amended and Restated Supplemental Executive Retirement Plan effective June 27, 2001 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.16 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-452)

10.7
Outside Directors’ Deferred Stock Unit Plan adopted December 17, 2007 effective as of January 1, 2008 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.26 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-452)

10.8
Settlement Agreement and Waiver of all Rights and Claims, dated as of October 5, 2009 between Tecumseh Products Company and Edwin L. Buker (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K dated October 2, 2009 and filed October 8, 2009, File No. 0-452)

10.9
Letter dated September 17, 2007 and accompanying term sheet setting forth terms of employment of James Wainright (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.31 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-452)

Exhibit
No.	Description of Exhibit

10.10
Form of retention bonus letter agreement (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed November 18, 2008, File No. 0-452). The registrant has entered into agreements substantially in this form with several of its executives, including the following executive officers named in the Summary Compensation Table in the registrant’s proxy statement for its 2010 annual meeting of shareholders: James S. Nicholson, James Wainright and Lynn Dennison.

10.11
Form of Amended and Restated Change in Control and Severance Agreement (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.5 to registrant’s Current Report on Form 8-K filed November 18, 2008, File No. 0-452) The registrant has entered into agreements substantially in this form with several of its executives, including the following executive officers named in the Summary Compensation Table in the registrant’s proxy statement for its 2010 annual meeting of shareholders: James S. Nicholson, James Wainright and Lynn Dennison.

10.12*
Settlement Agreement and Waiver of all Rights and Claims, dated as of January 19, 2010 between Tecumseh Products Company and James S. Nicholson (management contract or compensatory plan or arrangement)

10.13*	Employment term sheet setting forth terms of employment of Michael A. Noelke dated December 8, 2009 (management contract or compensatory plan or arrangement).

10.14*	Employment term sheet setting forth terms of employment of James J. Conner dated December 17, 2009 (management contract or compensatory plan or arrangement).

10.15
Liability Transfer and Assumption Agreement for Sheboygan River and Harbor Superfund Site dated March 25, 2003, by and between Tecumseh Products Company and Pollution Risk Services, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 9, 2003, File No. 0-452)

10.16
Consent Order entered into on December 9, 2004 with Wisconsin Department of Natural Resources and TRC Companies, Inc. (incorporated by reference to Exhibit 10.26 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.17
Exit Strategy Agreement dated December 29, 2004 with TRC Companies, Inc. (incorporated by reference to Exhibit 10.27 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.18
Agreement with AP Services, LLC and AlixPartners, LLP dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed December 14, 2006, File No. 0-452)

10.19
First addendum dated January 19, 2007 to agreement with AP Services, LLC dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed January 25, 2007, File No. 0-452)

10.20
Order Regarding a Special Meeting of Shareholders entered by the Circuit Court for the County of Lenawee, Michigan on August 11, 2008 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed August 13, 2008, File No. 0-452)

10.21
Warrant to Purchase Class A Common Stock of Tecumseh Products Company issued to Tricap Partners II L.P. on April 9, 2007 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

Exhibit
No.	Description of Exhibit

10.22
Registration Rights Agreement dated as of April 9, 2007 between Tecumseh Products Company and Tricap Partners II L.P. (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

10.23
Reimbursement Agreement, dated as of October 28, 2009, effective as of October 29, 2009, by and between Tecumseh Products Company and Herrick Foundation (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K dated October 29, 2009 and filed November 4, 2009, File No. 0-452)

21*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

24*	Power of Attorney

31.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith