Form 10-Q
period 2010-03-31
TECUMSEH PRODUCTS CO
filed 2010-05-05
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from ______ to ______
COMMISSION FILE NUMBER: 0-452
TECUMSEH PRODUCTS COMPANY
(Exact name of registrant as specified in its charter)

Michigan
(State or other jurisdiction of incorporation or	38-1093240
organization)	(IRS Employer Identification Number)

1136 OAK VALLEY DRIVE
ANN ARBOR, MICHIGAN	48108
(Address of Principal Executive Offices)	(Zip Code)
(734) 585-9500
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, the following shares of the registrant’s common stock were outstanding:
Class B Common Stock, $1.00 Par Value: 5,077,746
Class A Common Stock, $1.00 Par Value: 13,401,938

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In Millions, Except Share Data)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$113.2	$90.7
Restricted cash and cash equivalents	9.6	10.5
Short-term investments	3.6	—
Accounts receivable, trade, less allowance for doubtful accounts of $1.0 in 2010 and $1.2 in 2009	113.0	79.4
Inventories	124.3	109.6
Deferred income taxes	7.5	7.4
Recoverable non-income taxes	46.9	38.5
Fair value of hedge	7.7	11.2
Other current assets	13.4	13.4

Total current assets	439.2	360.7

Property, Plant, and Equipment, net	247.6	259.7
Long-term investments	—	4.1
Prepaid pension expense	8.5	80.3
Recoverable non-income taxes	36.6	38.5
Other assets	21.3	23.8

Total assets	$753.2	$767.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$153.3	$117.4
Short-term borrowings	27.9	23.0
Accrued liabilities:
Employee compensation	27.3	29.0
Product warranty and self-insured risks	10.9	10.6
Payroll taxes	11.1	11.1
Fair value of hedge	1.0	0.6
Other	15.0	19.2

Total current liabilities	246.5	210.9

Long-term debt	5.0	8.0
Deferred income taxes	6.3	7.2
Other postretirement benefit liabilities	39.2	41.1
Product warranty and self-insured risks	4.6	4.8
Pension liabilities	24.6	25.2
Other	6.1	6.5

Total liabilities	332.3	303.7

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2010 and 2009	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2010 and 2009	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	369.1	411.0
Accumulated other comprehensive income	22.3	22.9

Total stockholders’ equity	420.9	463.4

Total liabilities and stockholders’ equity	$753.2	$767.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In Millions, Except Share and per Share Data)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$238.7	$151.3
Cost of sales and operating expenses	210.0	141.8
Selling and administrative expenses	28.5	32.4
Impairments, restructuring charges, and other items	40.0	5.9

Operating loss	(39.8)	(28.8)
Interest expense	(3.0)	(2.9)
Interest income and other, net	0.3	0.8

Loss from continuing operations before taxes	(42.5)	(30.9)
Tax benefit	1.8	6.5

Loss from continuing operations	(40.7)	(24.4)
Income (loss) from discontinued operations, net of tax	(1.2)	0.5

Net loss	$(41.9)	$(23.9)

Basic and diluted loss per share (a):
Loss from continuing operations	(2.20)	(1.32)
Income (loss) from discontinued operations, net of tax	(.06)	0.03

Net loss per share	$(2.26)	$(1.29)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480

Cash dividends declared per share	$0.00	$0.00

(a)
On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant is not included in diluted per share information, as the effect would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(41.9)	$(23.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10.0	9.4
Amortization of debt-issuance costs	0.3	0.1
Gain on disposal of property and equipment	—	0.5
Non-cash settlement of hourly pension plan reversion	29.2	—
Deferred income taxes	(3.0)	(5.4)
Share based compensation	0.4	(0.3)
Investment impairment	0.4	—
Changes in operating assets and liabilities:
Accounts receivable	(36.0)	5.8
Inventories	(16.3)	10.1
Payables and accrued expenses	45.2	(27.1)
Employee retirement benefits	(2.8)	(2.2)
Hourly pension plan reversion, net of excise tax	43.6	—
Recoverable non-income taxes	(5.1)	1.6
Other	(0.1)	3.1

Cash provided by (used in) operating activities	23.9	(28.3)

Cash Flows from Investing Activities:
Capital expenditures	(1.6)	(2.6)
Short and long term investments	0.5	—
Restricted cash and cash equivalents	0.8	0.5
Proceeds from sale of assets	0.1	—

Cash used in investing activities	(0.2)	(2.1)

Cash Flows from Financing Activities:
Other borrowings, net	2.6	7.2

Cash provided by financing activities	2.6	7.2

Effect of Exchange Rate Changes on Cash	(3.8)	(1.9)

Increase (decrease) in cash and cash equivalents	22.5	(25.1)

Cash and Cash Equivalents:
Beginning of Period	90.7	113.1

End of Period	$113.2	$88.0

Cash paid (refunds received) for taxes	$(0.2)	$1.0
Cash paid for interest	$2.5	$3.0
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Accounting Policies
The accompanying unaudited consolidated financial statements of Tecumseh Products Company and Subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments (all of which, except for the reclassification described below, are of a normal recurring nature) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Due to the seasonal nature of certain product lines, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
Reclassification
In the fourth quarter of 2009, the Company changed its plans and decided not to sell its Paris, Tennessee operation, which was previously classified as held for sale. Results of operations for prior periods have been restated to report the Paris, Tennessee operation as a continuing operation.
Use of Estimates
Management is required to make certain estimates and assumptions in preparing the consolidated financial statements in accordance with U.S. GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings or losses during any period. Actual results could differ from those estimates.
Significant estimates and assumptions used in the preparation of the accompanying consolidated financial statements include those related to: accruals for product warranty, deferred tax assets, self-insured risks, pension and postretirement benefit obligations and environmental matters, as well as the evaluation of long lived asset impairments and determination of stock based compensation.
NOTE 2. Discontinued Operations
In 2007 and 2008, we completed the sale of the majority of our noncore businesses in our Electrical Components (Residential & Commercial, Asia Pacific and Automotive & Specialty), Engine and Power Train and Other (MP Pumps and Manufacturing Data Systems) operating segments. In addition, in June 2009, we completed the liquidation of a small division previously classified as held for sale for $0.6 million in gross proceeds. As described in Note 1, results of operations for prior periods have been restated to report the Paris, Tennessee operation as a continuing operation and remove it from discontinued operations.
The Company continues to incur legal fees, settlements and other expenses (recorded in the table below in impairments, restructuring charges, and other items) as purchasers of these businesses continue to seek adjustments to purchase price through provisions in the agreements.
The net revenues and net losses for the aforementioned discontinued operations for the applicable periods are as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
(In Millions)	2010	2009

Net sales	$—	$0.3
Cost of sales	—	0.4
Selling and administrative expenses	—	0.3
Impairments, restructuring charges, and other items	0.9	(1.0)

Operating (loss) income from discontinued operations before income taxes	(0.9)	0.6

Income taxes	0.3	0.1

Operating (loss) income from discontinued operations, net of income taxes	$(1.2)	$0.5

In the first quarter of 2010, impairment, restructuring charges and other items in the table above include $0.6 million related to our Grafton facility (formally of the Engine and Power Train Group) for environmental accruals ($0.4 million) and operating costs ($0.2 million). Legal expense of $0.3 million for defense of claims by the purchase of the Engine and Power Train Group was also incurred during the quarter. See Note 12 for a discussion of income taxes included in discontinued operations.
In the first quarter of 2009, we received $2.4 million related to the sale of the Residential & Commercial portion of the Electrical Components business, which is included in impairments, restructuring charges, and other items in the table above. This amount represented the settlement of amounts previously held in escrow related to the resolution of certain contingent liabilities. This gain was somewhat offset by various expenses totaling $1.4 million, which included legal fees, insurance costs, and costs of settling a dispute with the purchaser of the Automotive & Specialty portion of the business.
On March 31, 2010, we entered into a purchase and sale agreement to sell our Grafton facility, subject to due diligence and satisfaction of certain conditions, for approximately $1.6 million in cash resulting in a gain of approximately $1.0 million. This sale is expected to close in the second quarter of 2010, and the facility is recorded as an asset held for sale on our consolidated balance sheet under the caption of “other current assets”.
NOTE 3. Inventories
The components of inventories are as follows:

	March 31,	December 31,
(In Millions)	2010	2009
Raw materials	$61.6	$58.3

Work in progress	5.2	4.3

Finished goods	62.9	52.2

Reserve for obsolete and slow moving inventory	(4.8)	(4.3)

Reserve for lower of cost or market	(0.6)	(0.9)

	$124.3	$109.6

NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

	March 31,	December 31,
(In Millions)	2010	2009
Land and land improvements	$16.3	$16.5
Buildings	101.4	107.5
Machinery and Equipment	875.8	892.1

	993.5	1,016.1
Less accumulated depreciation	747.9	759.4

	245.6	256.7
Construction in process	2.0	3.0

Property, plant and equipment, net	$247.6	$259.7

Depreciation expense associated with property, plant and equipment was $10.0 million and $9.5 million for the three months ended March 31, 2010, and 2009, respectively.

NOTE 5. Pension and Other Postemployment Benefit (OPEB) Plans
The following table presents the components of net periodic benefit (income) of the Company’s Pension and OPEB plans:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In Millions)	2010	2009	2010	2009
Service cost	$0.5	$0.6	$0.1	$0.1
Interest cost	2.7	2.9	0.6	0.6
Expected return on plan assets	(4.0)	(4.1)	—	—
Amortization of net loss (gain)	0.3	—	$(1.3)	(2.4)
Amortization of actuarial transition obligation	—	—	—	(0.1)

Amortization of unrecognized prior service costs	(0.5)	(0.6)	(0.6)	(1.8)
Additional expense due to curtailments, settlements and terminations (see below)	29.4	0.5	—	—

Net periodic expense (benefit)	$28.9	$(0.1)	$(0.6)	$(1.8)

In the first quarter of 2010, we completed the reversion of our hourly pension plan. This reversion yielded gross cash proceeds to us in March 2010 of approximately $54.5 million. We expect to retain net cash proceeds of $43.6 million after payment of excise taxes of $10.9 million, which have been accrued and are payable in the second quarter of 2010.
The net proceeds of $43.6 million (after accrual of the excise tax) from the reversion are slightly better than we expected as a result of the ultimate settlement rates and asset performance. The final settlement of the plan will take place within the next year and could result in an additional charge or additional income, but we don’t expect the amount to be material.
The additional expense as a result of the settlement and reversion (included in the table above) resulted in a non-cash charge of $29.2 million ($15.6 million of previously deferred settlement losses and $13.6 million of enhanced termination benefits given to covered employees). In addition, $10.9 million was accrued for federal excise tax levied on the gross amount of cash returned to the Company, all of which are recorded as a net expense of $40.1 million in impairments, restructuring charges and other items in our Statements of Operations.
In addition to the $29.2 million of settlement charges, included in the table above, our salary plan incurred $0.2 million in costs for special termination benefits.
We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $0.9 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan.
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

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(In Millions)	2010	2009
Brazil	$71.6	$67.7
India	8.6	7.1
Europe	3.3	2.2

Total recoverable non-income taxes	$83.5	$77.0

At March 31, 2010, a receivable of $46.9 million was included in current assets and $36.6 million was included in non-current assets and is expected to be recovered through 2012. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
NOTE 7. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers.
Changes in accrued product warranty costs for the periods ended March 31, 2010 and 2009 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
(In Millions)	March 31, 2010	March 31, 2009

Balance at January 1,	$5.1	$6.6
Settlements made (in cash or in kind)	(1.5)	(1.1)
Current year accrual	1.2	1.0
Adjustments to preexisting warranties	0.1	(1.9)
Effect of foreign currency translation	—	(0.1)

Balance at March 31,	$4.9	$4.5

Warranty expense/(income) was $1.3 million and $(1.0) million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, $4.3 million was included in current liabilities and $0.6 million was included in non-current liabilities. At December 31, 2009, $4.6 million was included in current liabilities and $0.5 million was included in non-current liabilities.
NOTE 8. Debt
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
At March 31, 2010, there were no borrowings under our United States revolving line of credit and $15.1 million was available for borrowings in the United States under this revolving line of credit under the borrowing base formula in the credit agreement. As of March 31, 2010, this credit agreement permits us to obtain a maximum of $138.0 million in additional financing in foreign jurisdictions. Because our liquidity exceeded $35.0 million at March 31, 2010 and we had no borrowings under this facility, the fixed charge covenant did not apply. At March 31, 2010, we are in compliance with all the covenants of this credit agreement and we expect to be in compliance with the liquidity test throughout 2010, however we do not expect to use this line of credit in 2010, except for letters of credit.
In addition to our United States credit agreement, we have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $32.9 million at March 31, 2010, with availability for additional borrowings of $28.0 million, for a total borrowing capacity of $60.9 million. Our weighted average interest rate for these borrowings was 8.9% at March 31, 2010 and December 31, 2009.

NOTE 9. Comprehensive Income (Loss)
A summary of comprehensive (loss) income is as follows:

	Three Months Ended
	March 31,
(In Millions)	2010	2009
Net loss	$(41.9)	$(23.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8.1)	12.2
Loss on derivatives	(3.5)	(3.4)

Total comprehensive (loss) income	$(53.5)	$(15.1)

NOTE 10. Share-Based Compensation Arrangements
Under our Long-Term Incentive Cash Award Plan, two types of incentives are awarded, both of which are based upon the value of our Class A shares; stock appreciation rights (“SARs”) and phantom stock units.
SARs are granted with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, as reported by the NASDAQ Stock Market. SARs and phantom shares are generally granted to non-employees directors and other key employees in the first quarter of each year and vest one-third each year over a three year period with have a seven year term.
In the first quarter of 2010, we granted 102,696 phantom stock units with a weighted average grant price of $12.86 and 117,601 SARs with a weighted average grant price of $10.41.
We measure the fair value of the phantom stock units based upon the closing stock price of our Class A common stock on the last day of the reporting period. At March 31, 2010 and December 31, 2009, the closing stock price on our Class A common stock was $12.27 and $11.69 respectively.
We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of March 31, 2010 using the following assumptions:

	March 31, 2010	March 31, 2009

Risk-free interest rate	2.51-3.25%	2.28%

Dividend yield	0.0%	0.0%

Expected life (years)	4.9-6.8 years	6-7 years

Volatility	92.18%	86.77%
Since both the SARs and the phantom stock units are settled in cash rather than by issuing equity instruments; we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards. Total compensation expense (benefit) related to the plan for the quarters ended March 31, 2010 and 2009 was $0.4 million and ($0.3) million respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The unrecognized compensation as calculated at March 31, 2010 and December 31, 2009 was $3.9 million and $2.1 million, respectively.

NOTE 11. Impairments, Restructuring Charges, and Other Items
The charges (gains) recorded as restructuring, impairment and other charges for quarter ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
(In Millions)	2010	2009
Settlement loss on the hourly pension plan reversion	$29.2	$—
Excise tax expense on proceeds from hourly retirement plan reversion	10.9	—
Impairment of Investment	0.4	—
Severance, restructuring costs, and special termination benefits	0.5	3.3
Final settlement of previously terminated salary retirement plan, net of excise tax	(1.0)	—
Environmental reserve on held-for-sale building	—	2.3
Loss on transfer of surplus land	—	0.3

Total impairments, restructuring charges, and other items	$40.0	$5.9

Impairments, Restructuring Charges, and Other Items for the first quarter of 2010 include the non-cash settlement charges and excise tax related to the reversion of our hourly pension plan (as more fully described in Note 5 of the notes to consolidated financial statements) impairment of an investment, and severance payments associated with a reduction in force at our Brazilian ($0.2 million) and Corporate ($0.3 million) locations. In addition, a final settlement gain of $1.0 million, net of excise tax, was received in February 2010 from our previous salaried pension plan that was terminated in 2008.
Impairments, Restructuring Charges, and Other Items for the first quarter of 2009 include severance payments, payroll taxes and other benefit-related costs associated with a reduction in force at our Brazilian ($1.9 million), North American ($0.8 million) and Indian ($0.6 million) locations. In addition, the environmental reserve established in the first quarter of 2009 represents estimated costs associated with remediation activities at our former Tecumseh, Michigan facility based on information derived from a Phase II environmental study.
The following table reconciles cash activities for the three months ended March 31, 2010 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Excise Tax	Other	Total

Balance at January 1, 2010	$9.7	$—	$1.8	$11.5

Accruals	0.2	10.9	(1.0)	10.1

Payments	(5.4)	—	0.7	(4.7)

Balance at March 31, 2010	$4.5	$10.9	$1.5	$16.9

The severance reserve established in the last quarter of 2009, represents the remaining payments to be made related to our European reduction in force and is expected to be paid in the third quarter of 2010. The excise tax is expected to be paid in the second quarter. The environmental reserve (included in other) established in the first quarter of 2009 represents estimated costs associated with remediation activities at our former Tecumseh, Michigan facility based on information derived from a Phase II environmental study.
NOTE 12. Income Taxes
We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur. We adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. For the period ended March 31, 2010, we calculated our tax provision based on the estimate of the annual effective tax rate. In prior periods, a reliable estimate of U.S. ordinary income was not available so a discrete period computation was used. The impact in the first quarter of 2010 was to reduce the tax benefit in continuing operations by $1.4 million.

In addition, income taxes are allocated between continuing operations, discontinued operations and other comprehensive income because all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations.
We apply this concept by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income, the tax benefit allocated to continuing operations is determined by taking into account the pre-tax income of other categories.
For the three months ended March 31, 2010, we reported a loss from continuing operations and discontinued operations in U.S. jurisdictions, and income in other comprehensive income (“OCI”). The consolidated statement of operations reflects a $1.8 million income tax benefit from continuing operations for the three months ended March 31, 2010. This tax benefit is comprised of a tax expense of $0.3 million in foreign jurisdictions and benefit of $2.1 million in U.S. federal taxes. The $6.5 million in tax benefit recorded against continuing operations for the first quarter of 2009 represented a tax benefit of $1.9 million for U.S. federal taxes, a tax benefit of $1.4 million for state taxes and a benefit of $3.2 million for taxes in foreign jurisdictions.
The receipt of $54.5 million in gross proceeds from the reversion of our hourly pension plan in the first quarter of 2010 generated a tax gain that was fully offset for federal tax purposes by our NOL carryforwards.
At March 31, 2010 and December 31, 2009, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions, specifically the U.S., Brazil, France and India, in which we believe it is not more likely than not that the deferred taxes will be realized.
We have open tax years from 2004 to 2009, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2004 have been examined by the Internal Revenue Service.
A state tax audit began and concluded during the first quarter of 2010. As a result of this audit, unrecognized tax benefits were reduced by $1.0 million and tax expense of $0.3 million was reported in discontinued operations. The IRS is currently auditing a refund claim and upon completion of that audit, the amount of the unrecognized tax benefits could be reduced by $5.5 million within the next 12 months.
NOTE 13. Fair Value
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

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of March 31, 2010.

	Total Fair
(In Millions)	Value	Level 1	Level 2	Level 3
Assets:
Auction rate certificates	3.3	—	—	3.3
Auction rate securities rights	0.3	—	—	0.3
Commodity futures contracts	5.0	—	5.0	—
Foreign currency derivatives	2.7	—	2.7	—

Balance as of March 31, 2010	$11.3	$—	$7.7	$3.6

Liabilities:
Foreign currency derivatives	1.0	—	1.0	—

Balance as of March 31, 2010	$1.0	$—	$1.0	$—

The following table presents the changes in Level 3 assets for the three months ended March 31, 2010:

	Auction Rate	Auction Rate
(In Millions)	Certificates	Securities Rights
Balance at January 1, 2010	$3.9	$0.2
Payments on principal	(0.6)	—
Gains (losses) included in investment income	—	0.1

Balance at March 31, 2010	$3.3	$0.3

As of March 31, 2010 and December 31, 2009, we held an Auction Rate Certificate (ARC) and an Auction Rate Securities Right (ARSR) which are classified as level 3 assets. These assets have been reclassified as Short-Term Investments on our consolidated balance sheet as of March 31, 2010 from Long-Term Investments as our intent is to sell the investments before their maturity date sometime in the third quarter of 2010.
NOTE 14. Derivative Instruments and Hedging Activities
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
At March 31, 2010 and December, 31 2009, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The notional amount outstanding of forward contracts designated as cash flow hedges was $74.8 million and $59.9 million at March 31, 2010 and December 31, 2009, respectively.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments in our consolidated balance sheet as of March 31, 2010 and December 31, 2009:

	Asset (Liability) Derivatives
	March 31, 2010		December 31, 2009
	Financial		Financial
(In Millions)	Position Location	Fair Value	Position Location	Fair Value
Derivatives designated as hedging instruments

Commodity futures contracts	Fair value of hedge (asset)	$5.0	Fair value of hedge (asset)	$5.4

Commodity futures contracts	Fair value of hedge (liability)	—	Fair value of hedge (liability)	(0.4)

Foreign currency derivatives	Fair value of hedge (asset)	2.7	Fair value of hedge (asset)	5.8

Foreign currency derivatives	Fair value of hedge (liability)	(1.0)	Fair value of hedge (liability)	(0.2)

Total derivatives designated as hedging instruments		$6.7		$10.6

The following table presents the impact of derivatives designated as hedging instruments on our consolidated financial statements for the three months ended March 31, 2010.

			Amount of Gain or
	Amount of Gain or		(Loss) Reclassified
	(Loss) Recognized in	Location of Gain or	from Accumulated
	OCI	(Loss) Reclassified	OCI into Income
	(Effective Portion)	from Accumulated	(Effective Portion)
	Three Months Ended	OCI into Income	Three Months Ended
(In Millions)	March 31, 2010	(Effective Portion)	March 31, 2010
Derivatives designated as hedging instruments

Commodity futures contracts	$1.0	Cost of sales	$1.0
Foreign currency derivatives	(0.6)	Cost of sales	2.9

Total	$0.4		$3.9

As of March 31, 2010, there were no contracts that were deemed ineffective.
NOTE 15. Commitments and Contingencies
Accounts Receivables
A portion of accounts receivable at our Brazilian and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discount receivables sold, including both with and without recourse amounts, were $41.0 million and $43.3 million at March 31, 2010 and December 31, 2009, respectively, and the discount rate was 7.6% and 11.6%, respectively.
Purchase Commitments
As of December 31, 2009, we had $19.1 million of noncancelable purchase commitments with some suppliers for materials and supplies in the normal course of business. There has been no material change in the first quarter ended March 31, 2010.
Letters of Credit
We issue letters of credit in the normal course of business, as required by some vendor contracts. As of March 31, 2010 and December 31, 2009, we had $4.9 million in outstanding letters of credit

Litigation
General
We are party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigation and clean-up costs. We are also typically involved in commercial and employee disputes in the ordinary course of business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us, management considers that appropriate reserves have been established and does not believe that the disposition of these matters will have a material adverse effect on our consolidated financial position, cash flows or results of operations. With the exception of the settlement of the working capital adjustment made with the purchaser of our former Engine & Power Train business segment, our reserves for contingent liabilities have not historically differed materially from estimates upon their final outcomes. However, discovery of new facts, developments in litigation, or settlement negotiations could cause estimates to differ materially from current expectations in the future. Except as disclosed below, we do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact to our consolidated financial position, results of operations or cash flows.
U.S. Horsepower label litigation
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
Canadian Horsepower label litigation
On March 19, 2010 Robert Foster and Murray Davenport filed a lawsuit under the Class Proceedings Act in the Ontario Superior Court of Justice against us and several other defendants (including Sears Canada Inc., Sears Holdings Corporation, John Deere Limited, Platinum Equity, LLC, Briggs & Stratton Corporation, Kawasaki Motors Corp., USA, MTD Products Inc., The Toro Company, American Honda Motor Co., Electrolux Home Products, Inc., Husqvarna Consumer Outdoor Products N.A., Inc. and Kohler Co.), alleging that defendants conspired to fix prices of lawnmowers and lawn mower engines in Canada, to lessen competition in lawnmowers and lawn mower engines in Canada, and to mislabel the horsepower of lawnmower engines and lawnmowers in violation of the Canadian Competition Act, civil conspiracy prohibitions and the Consumer Packaging and Labeling Act. Plaintiffs seek to represent a class of all persons in Canada who purchased, for their own use and not for resale, a lawnmower containing a gas combustible engine of 30 horsepower or less provided that either the lawnmower or the engine contained within the lawnmower was manufactured and/or sold by a Defendant or their predecessors between January 1, 1994 and the date of judgment. Plaintiffs seek undetermined money damages, punitive damages, interest, costs and equitable relief. In addition, Snowstorm Acquisition Corporation and Platinum Equity, LLC, the purchasers of Tecumseh Power Company and its subsidiaries and Motoco a.s. in November 2007, have notified us that they claim indemnification with respect to this lawsuit under our Stock Purchase Agreement with them. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

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
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities in the identified jurisdictions, the amnesty does not extend to civil actions brought by private plaintiffs under U.S. antitrust laws. The public disclosure of these investigations has resulted in a class action lawsuit filed in Canada and numerous class action lawsuits filed in the United States, including by both direct and indirect purchaser groups. All of the U.S. actions have been transferred to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings under Multidistrict Litigation (“MDL”) procedures. Discovery in these cases has not yet commenced. Under U.S. antitrust law, persons who engage in price-fixing can be jointly and severally liable to private claimants for three times the actual damages caused by their joint conduct. As an amnesty recipient, however, we believe our civil liability, if any, would be limited to any actual damages suffered by our customers due to our conduct and that we would not be liable for treble damages or for claims against other participants in connection with the alleged anticompetitive conduct being investigated. The parties to certain civil claims have commenced settlement negotiations, and while we have made reasonable progress in settlement discussions, certain key terms among the parties remain unresolved. Due to uncertainty of the current negotiations, we have not accrued any liability in our financial statements. Our ultimate liability, if any, or the amount of any potential future settlements could be material to our financial position, consolidated results of operations and cash flows.
We anticipate that we will incur additional expenses as we continue to cooperate with the investigations and defend the lawsuits. We expense all legal costs as incurred in the consolidated statements of operations. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and result in financial losses in an amount, which could be material to our financial position, consolidated results of operations and cash flows.
Platinum
On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware Corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Exchange Act, Common Law Fraud and Negligent Misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washers and augers, among other applications. Snowstorm seeks unspecified compensatory and punitive damages and a declaratory judgment that Tecumseh Products is obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An Answer on behalf of Tecumseh Products Company was filed on January 27, 2010. We intend to vigorously defend the lawsuit. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

Environmental Matters
At March 31, 2010 we had accrued $2.1 million and $2.7 million at December 31, 2009 for environmental remediation. Included in the March 31, 2010 balance was an accrual of $1.5 million, which is reflective of remaining estimated costs associated with remediation activities at some of our former facilities based on information derived from a Phase II environmental study conducted in the first quarter of 2009, net of amounts spent in 2009 and the first quarter of 2010.
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2008, the remainder of the work required by the WDNR was completed subject to two years of monitoring to be completed by the end of October 2009. The monitoring results showed that all areas of the building showed no contamination, except that initial monitoring of one small area unexpectedly showed values that exceeded initial values provided by the WDNR. In March, 2010 we prepared a proposal to remediate this area with an estimated cost of approximately $0.3 million and, as a result, have increase our accrual at March 31, 2010 by that amount. At March 31, 2010 and December 31, 2009, we had accrued $0.5 million and $0.2 million, respectively for the total estimated cost associated with the investigation and remediation of the on-site contamination.
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
NOTE 16. Recently Issued Accounting Pronouncements
Consolidation of Variable Interest Entities
In June, 2009, The FASB adopted new rules to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The new principle is effective for the first annual reporting period beginning after November 15, 2009 and for the interim periods within that year. The adoption of this principle did not affect our financial statements or results of operations.
NOTE 17. Subsequent Events
We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENTS RELATING TO FORWARD LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A and the cautionary statements and discussion of risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and the information contained in the Consolidated Financial Statements and Notes to Consolidated Statements in Part 1, Item 1 of this report
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act that are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of us. Forward-looking statements can be identified by the use of terms such as “expects,” “should,” “may,” “believes,” “anticipates,” “will,” and other future tense and forward-looking terminology, or by the fact that they appear under the caption “Outlook.” Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity sources and requirements, our business strategies and goals, and the effect of laws, rules, regulations, and new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.
Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) current and future global economic conditions and the condition of credit markets, which may magnify other risk factors; ii) the success of our ongoing effort to bring costs in line with projected production levels and product mix; iii) financial market changes, including fluctuations in foreign currency exchange rates and interest rates; iv) availability and volatility in the cost of materials, particularly commodities, including steel and copper, whose cost can be subject to significant variation; v) actions of competitors in highly competitive markets with intense competition; vi) our ability to maintain adequate liquidity in total and within each foreign operation; vii) the effect of terrorist activity and armed conflict; viii) economic trend factors such as housing starts; ix) the ultimate cost of defending and resolving environmental and legal matters, including any liabilities resulting from the regulatory antitrust investigations commenced by the United States Department of Justice Antitrust Division, the Secretariat of Economic Law of the Ministry of Justice of Brazil or the European Commission, any of which could preclude commercialization of products or adversely affect profitability and/or civil litigation related to such investigations; x) weather conditions affecting demand for replacement products; xi) emerging governmental regulations; xii) our ability to profitably develop, manufacture and sell both new and existing products; xiii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xv) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xvi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xvii) increased or unexpected warranty claims; and xviii) the ongoing financial health of major customers. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see our most recently filed Annual Report on Form 10-K, Part I, Item 1A, “Risk Factors.”
EXECUTIVE SUMMARY
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
Economy
With respect to global economic activity, the recent global recession precipitated by the financial crisis had a detrimental effect on our sales volumes in the first quarter of 2009. In the first quarter of 2010, sales increased due to stronger economic conditions, higher availability of consumer credit and increased housing starts. In addition, we believe a portion of the increase is a result of market share gains in our commercial refrigeration and aftermarket applications as well as the R&F applications. Exclusive of the effects of currency translation, overall, volumes in the first quarter of 2010 across all product lines were approximately 57.8% higher than the first quarter of 2009. While the recent increases in order activity suggest that volumes have improved compared to 2009, we cannot currently project whether market conditions will improve on a sustained or significant basis.

Copper and Steel
Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. From January 1 to March 31, 2010, market copper prices increased by 2.3% from December 2009 year end levels. The average market cost of copper in the first quarter of 2010 was 114.5% higher than the average market cost in the first quarter of 2009. After consideration of our hedge positions during the first quarter of 2010 and 2009, our average cost of copper in the first quarter of 2010 was less than 1% higher in our results of operations when compared to the first quarter of 2009.
From January 1 to March 31, 2010, prices for the types of steel utilized in our products increased by 1% from December 2009 year end levels. The average market cost of steel in the first quarter of 2010 was 5.4% lower than the average cost in the first quarter of 2009.
While we have been proactive in addressing the volatility of these costs, including executing forward purchase and futures contracts, as of March 31, 2010, that cover approximately 28% of our remaining anticipated copper usage in 2010. Renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
Changes in steel prices have a more immediate impact, as there is currently no well-established market for hedging against increases in the price of steel. In addition, while the use of forwards and futures can mitigate the risks of price increases associated with these commodities by “locking in” prices at a specific level, they also reduce the benefits of price decreases associated with these commodities. In addition, declines in the prices of the underlying commodities can result in downward pressure in selling prices, particularly if competitors have lesser future purchase positions, thus causing a contraction of margins.
We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments and modified pricing structures with our customers to allow us to recover our costs in the event that the prices of commodities continue to escalate in a manner similar to what we experience in the first quarter of 2010. These modified pricing arrangements are expected to go into effect at the end of the second quarter of 2010.
Currency Exchange
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first quarters of 2010 and 2009, approximately 84% and 78%, respectively of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, most notably the Brazilian Real, the Euro and the Indian Rupee. Due to our significant manufacturing and sales presence in Brazil, changes in the Brazilian Real have had a significant impact on our results of operations when compared to prior periods. In the first quarter of 2010, the Brazilian Real strengthened substantially against the dollar by 30% compared to the first quarter of 2009. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report. We are continuing to execute strategies to continue to shift productions to low cost countries such as India and Mexico.
Liquidity
We have received and expect further non-operating cash inflows through the end of 2010. We received approximately $43.6 million, net of accrued excise tax, from the reversion of our over-funded hourly pension plan in the first quarter of 2010. In addition, based on historical payment pattern of the Brazilian tax authorities, and based on the U.S. dollar to Real exchange rate as of March 31, 2010, we expect to recover approximately $35.0 million of the $71.6 million outstanding refundable taxes in Brazil before the end of 2010. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment. We also expect an additional U.S. income tax refund of $1.9 million, $0.5 million in the second quarter of 2010; the timing of receipt of the remainder is uncertain.
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly challenges related to global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first quarter of 2010, we generated $23.9 million from operations, which included $43.6 million, net of accrued excise tax related to employee retirement benefits, primarily the reversion of the hourly pension plan. While we expect continued improvement as our restructuring activities take effect, we still may not generate cash from normal operations unless further restructuring activities are implemented and/or economic conditions improve.

As part of our strategy to maintain sufficient liquidity, we continue to maintain various credit facilities, both drawn and undrawn upon, in most of the jurisdictions in which we operate. The availability of our various credit facilities at March 31, 2010 was $43.1 million. While we believe that current cash balances combined with available borrowings and the cash to be generated by the Brazilian tax refund will produce adequate liquidity to implement our business strategy over the foreseeable future, there can be no assurance that such amounts will ultimately be adequate if economic conditions deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until cash production from normal operations improves.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009
A summary of our operating results as a percentage of net sales is shown below:

	Three Months Ended March 31,
(Dollars In Millions)	2010	%	2009*	%

Net sales	$238.7	100.0%	$151.3	100.0%
Cost of sales and operating expenses	210.0	88.0%	141.8	93.7%
Selling and administrative expenses	28.5	11.9%	32.4	21.4%
Impairments, restructuring charges, and other items	40.0	16.8%	5.9	3.9%

Operating loss	(39.8)	(16.7)%	(28.8)	(19.0)%
Interest expense	(3.0)	1.2%	(2.9)	1.9%
Interest income and other, net	0.3	0.1%	0.8	0.5%

Loss from continuing operations before taxes	(42.5)	(17.8)%	(30.9)	(20.4)%
Tax benefit	1.8	0.8%	6.5	4.3%

Net loss from continuing operations	$(40.7)	(17.0)%	$(24.4)	(16.1)%

*	The Paris Tennessee operation reclassification decreases net loss from continuing operations, net of tax, by $0.1 million for the quarter ended March 31, 2009.
Net sales in the first quarter of 2010 increased $87.4 million, or 57.8%, versus the same period of 2009. Excluding the increase in sales due to the effect of changes in foreign currency translation of $27.0 million, net sales increased by 39.9% from the first quarter of 2009. Sales of compressors used in commercial refrigeration and aftermarket applications increased by $36.0 million, or 45.4%, when compared to the first quarter of 2009. For the commercial refrigeration and aftermarket business, volume increases were primarily driven by stronger economic conditions as well as higher shipments to customers as they too increased inventory balances to better reflect current sales levels. The dollar volume increase in sales of compressors used in household refrigeration and freezer (“R&F”) applications was $30.7 million, or 75.2%, versus the same period of 2009, primarily due to higher units sold. Volumes for R&F product were also substantially affected by the stronger global economic conditions, as consumer credit became available compared to 2009 and the rate of housing starts has increased. Sales of compressors for air conditioning applications and all other applications also increased by $20.7 million, or 65.5%, primarily due to unusually hotter and more humid weather in our Brazilian market along with customers beginning to increase their inventory levels based upon their current forecasted demands. We also believe that sales volume increases in the commercial refrigeration and aftermarket applications as well as the R&F applications were the result of increased market share while the air conditioning and all other application’s market share remained relatively consistent between quarters.
Cost of sales and operating expenses were $210.0 million in the first quarter of 2010, compared to $141.8 million in the first quarter of 2009. As a percentage of net sales, cost of sales and operating expenses was 88.0% and 93.7% in the first quarters of 2010 and 2009, respectively. Gross profit (defined as net sales less cost of sales and operating expenses) increased by $19.2 million from $9.5 million, or 6.3%, in the first quarter of 2009 to $28.7 million, or 12.0% in the first quarter of 2010.

The increase in gross profit in the first quarter of 2010 included the effect of volume increases of $9.2 million as compared to the same quarter of 2009, including the effect of higher sales on fixed costs. Changes in commodity costs of $5.1 million, productivity of $6.4 million, other raw material purchases of $0.5 million, and currency of $5.4 million also had favorable impacts on gross profit as compared to the same quarter of 2009. In contrast, a change in sales mix reduced gross profit by $1.8 million and items that were favorable to the first quarter of 2009 results did not recur in the first quarter of 2010. These include a favorable change in estimate for warranty claims of $2.3 million and a favorable litigation settlement of $1.0 million. We also recorded $1.1 million less in pension and OPEB credits in the current year. The effect of all other income and expense items included in gross profit was unfavorable to 2010 first quarter results by $1.2 million.
Selling and administrative (“S&A”) expenses decreased by $3.9 million from $32.4 million in the first quarter of 2009 to $28.5 million in the first quarter of 2010. As a percentage of net sales, S&A expenses were 11.9% in the first quarter of 2010 compared to 21.4% in the first quarter of 2009. Professional fees decreased by $3.0 million due to a reduction in professional fees outside the ordinary course of business incurred in the prior year. Payroll, benefits and other related employee expenses decreased by $2.8 million as a result of our continued restructuring efforts and termination of our previous CEO. All other selling and administrative expenses increased in the aggregate by $1.9 million
We recorded expense of $40.0 million in impairments, restructuring charges, and other items in the first quarter of 2010 compared to $5.9 million in the same period of 2009. In the first quarter of 2010, these expenses included $40.1 million in expenses related to the reversion of our hourly pension plan, primarily settlement losses, increased benefits costs and excise tax on the proceeds from the reversion. For a more detailed discussion of these charges, refer to Note 11 of the notes to the consolidated financial statements in Item 1 of this report.
Interest expense was $3.0 million in the first quarter of 2010 compared to $2.9 million in the same period of 2009. The majority of interest expense relates to our accounts receivable factoring programs at our Brazilian and Indian locations. The weighted average interest rate decreased from 11.3% for the first quarter ended March 31, 2009 compared to 7.6% for the quarter ended March 31, 2010, on lower balances being discounted. In addition, average debt decreased slightly while interest rates remained relatively consistent. These reductions were offset by the strengthening of the Brazilian Real of 30% over the first quarter of 2009.
Interest income and other income, net was $0.3 million in the first quarter of 2010 compared to $0.8 million in the first quarter of 2009, primarily reflecting lower interest rates, partially offset by the higher levels of cash and short-term investments held in 2010.
Our results of operations reflect a $1.8 million income tax benefit from continuing operations for the first quarter of 2010 and $6.5 million for the first quarter of 2009. For further discussion of the factors that affect our tax benefits and expenses, refer to Note 12, “Income Taxes,” of the Notes to the consolidated financial statements in Item 1 of this report.
Net loss from continuing operations for the quarter ended March 31, 2010 was $40.7 million, or $2.20 per share, as compared to $24.4 million, or $1.32 per share, in the same period of 2009. The change was primarily the result of volume increases in the current year offset by the non-cash hourly pension plan reversion charges of $29.2 million, excise taxes of $10.9 million from the reversion, and other factors as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, when available, borrowings under available credit facilities and non-operating cash inflows.
A substantial portion of our operating income is generated by foreign operations. In those circumstances, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. While there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions, we are focusing on our global treasury strategy to allow us to transfer cash seamlessly around the world in a cost efficient manner. We expect to implement our new strategy in the forth quarter of 2010.
Cash Flow
In the first quarter of 2010, cash provided by operations amounted to $23.9 million as compared to $28.3 million of cash used in operations in the first quarter of 2009. A significant element of this increase in cash in the first quarter was the net proceeds of $43.6 million (after accrual of excise tax) realized from the reversion of our hourly pension plan. A significant use of cash in the quarter was our net loss of $41.9 million less the non-cash impacts of the settlement charges of the hourly pension plan reversion of $29.2 million, depreciation and amortization of $10.3 million, investment impairment of $0.4 million and share-based compensation of $0.4 million, partially offset by a deferred tax benefit of $3.0 million.

With respect to working capital, higher inventory levels were required during the quarter due to our increased sales volumes which resulted in a use of cash of $16.3 million during the quarter. As a result of our continued focus to reduce inventory levels, we reduced days inventory on hand by eight days compared to December 31, 2009. Increased accounts receivable was a use of cash of $36.0 million during the quarter primarily as a result of our increased sales volume over the prior year and lower sales toward the end of the fourth quarter of 2009 compared to the first quarter of 2010, partially offset by an improvement in day sales outstanding of one day when compared to December 31, 2009. Payables and accrued expenses increased by $45.2 million mainly as a result of increased purchases of inventory due to increased sales volumes and an increase in payable days outstanding of five days compared to December 31, 2009.
Recoverable income taxes were a net use of cash of $5.1 million primarily for additional receivables recorded for non-income taxes in foreign jurisdictions.
Employee retirement benefits was a use of cash of $2.8 million for year to date contributions and activity relating to our retiree medical plans.
Cash used by investing activities was $0.2 million in the first quarter of 2010 as compared to cash used by investing activities of $2.1 million for the same period of 2009. Cash used in 2009 was primarily due to $1.6 million of capital expenditures, partially offset by $0.8 million of formerly restricted cash that became available to fund our 401(k) matching contributions and $0.5 million in cash from investments.
Cash provided by financing activities was $2.6 million in the first quarter of 2010 compared to $7.2 million for the same period of 2009. The smaller increase in borrowings in the first quarter of 2010 compared to the first quarter of 2009, was a result of a smaller increase in borrowings at our foreign facilities.
Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and non-operating cash inflows when available, we use a combination of our revolving credit agreement with JPMorgan Chase Bank N.A., foreign bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our capital expenditures and working capital requirements and, when necessary, to address operating losses. For the three months ended March 31, 2010 and the full year ended December 31, 2009, our average outstanding debt balance was $27.2 million and $34.8 million, respectively. The weighted average interest rate was 8.9% at March 31, 2010 and December 31, 2009.
As of March 31, 2010, our cash and cash equivalents on hand was $113.2 million; we had no borrowings outstanding against our domestic credit agreement; and our capacity for borrowings in the U.S. under the borrowing base formula of $15.1 million. We are in compliance with all the covenants of the agreement as of March 31, 2010. Because our liquidity exceeded $35.0 million at March 31, 2010 and we had no borrowings under this facility, the fixed charge coverage ratio covenant did not apply (although we did not meet the fixed charge coverage ratio covenant at March 31, 2010). The fixed charge coverage ratio restricts our ability to pay dividends.
Our domestic credit agreement also authorizes us to obtain a maximum in additional financing of up to $138.0 million in foreign jurisdictions. Our borrowings under current credit facilities at foreign subsidiaries totaled $32.9 million at March 31, 2010, with availability to obtain additional borrowings of $28.0 million, for a total borrowing capacity of $60.9 million; accordingly, we were fully in compliance with this requirement of our U.S. revolving credit agreement.
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

Potential Non-Operating Cash Inflows
We expect to receive refunds of outstanding refundable Brazilian non-income taxes. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian Real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Currently, based on the historical payment pattern of the Brazilian tax authorities, and based on the U.S. dollar to Real exchange rate as of March 31, 2010, we expect to recover approximately $35.0 million of the $71.6 million outstanding refundable taxes in Brazil before the end of 2010. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment.
In the third quarter of 2009, we filed amended United States income tax returns, which we will expect will yield an additional tax refund of $1.9 million, $0.5 million in the second quarter of 2010; the timing of receipt of the additional refund is uncertain.
Accounts Receivable Sales
Our Brazilian and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $41.0 million and $43.3 million at March 31, 2010 and December 31, 2009, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $23.7 million and $21.2 million as of March 31, 2010 and December 31, 2009, respectively.
Adequacy of Liquidity Sources
In the near term, and in particular over the next twelve months, we expect that our liquidity sources described above will be sufficient to meet our liquidity requirements, including debt service, capital expenditure and working capital requirements, and, when needed, cash to fund operating losses. As of March 31, 2010, we had $32.9 million in debt, of which $5.0 million was long term in nature, and $113.2 million in cash and cash equivalents. We do not expect any material difference from cash availability and cash outflows previously describe in our Annual Report on Form 10-K for the year ended December 31, 2009.
OFF-BALANCE SHEET ARRANGEMENTS
We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, discounted receivables sold with limited recourse were $23.7 million at March 31, 2010 and $21.2 million at December 31, 2009.
CONTRACTUAL OBLIGATIONS
As of March 31, 2010, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Contractual Obligations”.
SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ACCOUNTING ESTIMATES
For a discussion of our significant accounting policies and critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Policies and Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.
There have been no significant changes to our significant accounting policies or critical accounting estimates during the first quarter of 2010.
OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 and in conjunction with the “Outlook” section in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
While sales improved in the first quarter 2010 compared to 2009, we cannot currently project whether market conditions will improve on a sustained or significant basis. Based on first quarter results, we currently expect that 2010 sales volumes will increase greater than 10% as compared to 2009 levels. If the economic improvement in our key markets does not occur as anticipated, this could have a further adverse effect on our current outlook.
We expect 2010 profitability to be reduced from historical levels due to lower than historical sales volumes. However, due to cost cutting activities that occurred last year and improved sales volumes that occurred in the first quarter of 2010, we expect 2010 results to improve over 2009 results.
The prices of key commodities, including copper, increased significantly during 2009 and have continued to increase in the first quarter of 2010; See “Executive Summary — Copper and Steel”. We expect the full year average cost of our purchased materials in 2010, including the impact of our hedging activities, to be flat or slightly higher than the prior year, depending on commodity cost levels and the level of our hedging over the course of the year. We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments. Our current hedging position will limit the benefits to us of favorable commodity and currency fluctuations in 2010. As of March 31, 2010, approximately 28% of our estimated copper requirements for 2010 are covered by hedging instruments.
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
After giving recognition to these factors, we believe that results in the full year 2010 will be improved compared to 2009 as a result of the cost reduction actions that have been implemented over the past 18 months. However, these results are highly dependent on the general health of the global economy and whether we have seen the bottom of the recession, as we suspect, as well as the stability in currency and commodity prices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk during the normal course of business from credit risk associated with cash investments and accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities, which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts, commodity forward purchasing contracts and commodity futures contracts. Commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results.

Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. There have been no material changes in these market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2009, in Part II, Item 7A under the caption “Credit Risk.”
A portion of accounts receivable of our Brazilian and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $41.0 million and $43.3 million, at March 31, 2010 and December 31, 2009, respectively, and the weighted average discount rate was 7.6% for the three months ended March 31, 2010 and 11.6% in 2009. Discounted receivables sold with limited recourse comprised $23.7 million and $21.2 million of this amount at March 31, 2010 and December 31, 2009, respectively. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Based on our debt balances at March 31, 2010, a 1% increase in interest rates would increase interest expense for the year by approximately $0.3 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk — Our exposure to commodity cost risk is related primarily to the price of copper and steel, as these are major components of our product cost. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. We use commodity forward purchasing contracts as well as commodity futures to help control the cost of other traded commodities, primarily copper. Commodity forward contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice with regard to forward contracts has been to accept delivery of the commodities and consume them in manufacturing activities. At March 31, 2010 and December 31, 2009, we held a total notional value of $0.7 million and $4.3 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted.
We also use commodity futures contracts to provide us with greater flexibility in managing the substantial volatility in copper pricing. These futures are designated as cash flow hedges against the price of copper, and are accounted for as hedges on our balance sheet. As of March 31, 2010, we have executed forward purchase contracts and futures contracts to cover approximately 28% of our anticipated copper requirements for 2010.
Based on our current level of activity, and before consideration for commodity forward purchases and futures contracts, an increase in the price of copper of 10%, or $750 per metric tonne, from prices at March 31, 2010 would adversely affect our annual operating profit by $4.9 million. Conversely, based on our current level of commodity forward purchase contracts and commodity futures contracts, a decrease in the price of copper of 10%, or $750 per metric tonne, would result in losses under these contracts that would adversely impact our operating results by $3.6 million.
Foreign Currency Exchange Risk — Our results of operations are substantially affected by several types of foreign exchange risk. One type is balance sheet re-measurement risk, which results when assets and liabilities are denominated in currencies other than the functional currencies of the respective operations. This risk applies to all our foreign locations but is greater for our Brazilian operation, which denominates certain of its borrowings in U.S. dollars. The periodic re-measurement of these assets and liabilities is recognized in the consolidated statements of operations Based upon our current level of activity, and before consideration of all other hedging instruments and translation effect, a weakening in the average rate of the Real of 10% would result in a re-measurement loss that would adversely impact our operating results by less than $4.0 million.
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
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in Euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the Euro and the Indian Rupee, for sales transacted in Europe and India in currencies other than the functional currency of the respective locations. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. From January 1 to March 31, 2010, the Real strengthened against the dollar by 2.3%, the Rupee weakened by 3.4%, and the Euro strengthened by 6.0%.

A third type of foreign currency exchange exposure affects operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries
At March 31, 2010 and December 31, 2009, we held foreign currency forward contracts with a total notional value of $74.8 million and $59.9 million, respectively. Our risk is a particularly concentrated exposure to the Brazilian Real. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a strengthening in the value of the Real of 0.10 per U.S. dollar would negatively impact our operating profit by approximately $4.1 million on an annual basis. However, based on our current foreign currency forward contracts, a weakening in the value of the Real of $0.10 per U.S. dollar would result in losses under such foreign currency forward contracts that would adversely impact our operating results by $0.2 million.

Item 4.	Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2010 and any change in our internal control over financial reporting that occurred during our first quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.
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
Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.
Changes In Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with such evaluation described above that occurred during our first quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations On The Effectiveness Of Controls And Procedures
Management, including our principal executive and principal financial officers, does not expect that our disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.
In addition, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with policies and procedures included in such controls may deteriorate.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Kahn shareholder lawsuit
On December 10, 2008 a shareholder class action lawsuit was filed in Lenawee County, Michigan Circuit Court by Alan Kahn against five of Tecumseh’s former directors, alleging a breach of fiduciary duty by the defendant directors and seeking injunctive relief and damages for our proposed recapitalization plan. With the plaintiff’s consent, on November 5, 2009, the court dismissed the complaint but retained jurisdiction to decide a subsequently filed application seeking reimbursement of attorney fees and costs. On March 25, 2010, plaintiff filed a fee application seeking reimbursement of $155,000 in fees and expenses allegedly incurred in this matter. On April 26, 2010, in a ruling from the bench, the Court denied the plaintiffs’ request for attorney’s fees in its entirety. Plaintiffs have 21 days from the date of the Order denying their fee application to file an appeal as of right. We do not expect that potential exposure in this case, if any, will have a material impact on our financial position, results of operations or cash flows.
Canadian Horsepower label litigation
On March 19, 2010 Robert Foster and Murray Davenport filed a lawsuit under the Class Proceedings Act in the Ontario Superior Court of Justice against us and several other defendants (including Sears Canada Inc., Sears Holdings Corporation, John Deere Limited, Platinum Equity, LLC, Briggs & Stratton Corporation, Kawasaki Motors Corp., USA, MTD Products Inc., The Toro Company, American Honda Motor Co., Electrolux Home Products, Inc., Husqvarna Consumer Outdoor Products N.A., Inc. and Kohler Co.), alleging that defendants conspired to fix prices of lawnmowers and lawn mower engines in Canada, to lessen competition in lawnmowers and lawn mower engines in Canada, and to mislabel the horsepower of lawnmower engines and lawnmowers in violation of the Canadian Competition Act, civil conspiracy prohibitions and the Consumer Packaging and Labeling Act. Plaintiffs seek to represent a class of all persons in Canada who purchased, for their own use and not for resale, a lawnmower containing a gas combustible engine of 30 horsepower or less provided that either the lawnmower or the engine contained within the lawnmower was manufactured and/or sold by a Defendant or their predecessors between January 1, 1994 and the date of judgment. Plaintiffs seek undetermined money damages, punitive damages, interest, costs and equitable relief. In addition, Snowstorm Acquisition Corporation and Platinum Equity, LLC, the purchasers of Tecumseh Power Company and its subsidiaries and Motoco a.s. in November 2007, have notified us that they claim indemnification with respect to this lawsuit under our Stock Purchase Agreement with them. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
U.S. Horsepower label litigation
For a description of the U.S. Horsepower label litigation, see “Litigation — U.S. Horsepower label litigation” in Note 15 of the Notes to Financial Statements in Part I, Item I of this report.
Compressor industry antitrust investigation
For a description of the Compressor industry antitrust investigation, see “Litigation — Compressor industry antitrust investigation” in Note 15 of the Notes to Financial Statements in Part I, Item I of this report.
Platinum
For a description of the Platinum litigation, see “Litigation — Platinum” in Note 15 of the Notes to Financial Statements in Part I, Item I of this report.
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

Item 6.	Exhibits.

Exhibit
Number	Description

10.1
Description of 2010 terms of Tecumseh Product Company’s Annual Incentive Plan, incorporated by reference to the disclosures in Item 5.02 of the Company’s Current Report on Form 8-K, dated March 8, 2010 and filed March 12, 2010.

31.1	Certifications of the President and principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY (Registrant)
Date: May 5, 2010	By:	/s/ James J. Connor
James J. Connor
Vice President, Treasurer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Description of 2010 terms of Tecumseh Product Company’s Annual Incentive Plan, incorporated by reference to the disclosures in Item 5.02 of the Company’s Current Report on Form 8-K, dated March 8, 2010 and filed March 12, 2010.

31.1	Certifications of the President and principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.