Form 10-Q
period 2010-06-30
TECUMSEH PRODUCTS CO
filed 2010-08-05
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of July 30, 2010, the following shares of the registrant’s common stock were outstanding:
Class B Common Stock, $1.00 Par Value: 5,077,746
Class A Common Stock, $1.00 Par Value: 13,401,938

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In Millions, Except Share Data)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$74.8	$90.7
Restricted cash and cash equivalents	18.3	10.5
Accounts receivable, trade, less allowance for doubtful accounts of $1.1 in 2010 and $1.2 in 2009	154.9	79.4
Inventories	130.0	109.6
Deferred income taxes	6.9	7.4
Recoverable non-income taxes	51.7	38.5
Fair value of hedge	3.9	11.2
Other current assets	11.8	13.4

Total current assets	452.3	360.7

Property, Plant, and Equipment, net	234.9	259.7
Long-term investments	—	4.1
Prepaid pension expense	8.6	80.3
Recoverable non-income taxes	38.0	38.5
Other assets	18.7	23.8

Total assets	$752.5	$767.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$140.0	$117.4
Short-term borrowings	56.2	23.0
Accrued liabilities:
Employee compensation	30.2	29.0
Product warranty and self-insured risks	12.1	10.6
Payroll taxes	11.0	11.1
Fair value of hedge	3.1	0.6
Other	24.6	19.2

Total current liabilities	277.2	210.9

Long-term debt	3.0	8.0
Deferred income taxes	0.8	7.2
Other postretirement benefit liabilities	39.0	41.1
Product warranty and self-insured risks	4.5	4.8
Pension liabilities	23.9	25.2
Other	7.5	6.5

Total liabilities	355.9	303.7

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2010 and 2009	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2010 and 2009	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	364.0	411.0
Accumulated other comprehensive income	3.1	22.9

Total stockholders’ equity	396.6	463.4

Total liabilities and stockholders’ equity	$752.5	$767.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In Millions, Except Share and per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$249.3	$163.7	$488.0	$315.0
Cost of sales and operating expenses	218.3	159.7	428.3	301.5

Gross Profit	31.0	4.0	59.7	13.5
Selling and administrative expenses	29.6	33.3	58.1	65.7
Impairments, restructuring charges, and other items	8.5	1.1	48.5	7.0

Operating loss	(7.1)	(30.4)	(46.9)	(59.2)
Interest expense	2.7	2.1	5.6	5.0
Interest income and other, net	0.3	0.6	0.6	1.4

Loss from continuing operations before taxes	(9.5)	(31.9)	(51.9)	(62.8)
Tax benefit	0.2	7.2	1.9	13.7

Loss from continuing operations	(9.3)	(24.7)	(50.0)	(49.1)
Income (loss) from discontinued operations, net of tax	4.2	(0.2)	3.0	0.3

Net loss	$(5.1)	$(24.9)	$(47.0)	$(48.8)

Basic and diluted loss per share (a):
Loss from continuing operations	$(0.50)	$(1.34)	$(2.71)	$(2.66)

Income (loss) from discontinued operations, net of tax	0.23	(0.01)	0.16	0.02

Net loss per share	$(0.27)	$(1.35)	$(2.55)	$(2.64)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00

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

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(47.0)	$(48.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19.8	19.6
Impairment of long-lived assets and goodwill	—	1.2
Amortization of debt-issuance costs	1.1	0.2
Loss on disposal of property and equipment	—	2.4
Non-cash settlement of hourly pension plan reversion	29.2	—
Non-cash curtailment of post-retirement benefits	(7.0)	—
Deferred income taxes	(7.8)	4.1
Share based compensation	0.9	2.5
Investment impairment	0.4	—
Changes in operating assets and liabilities:
Accounts receivable	(85.1)	15.7
Inventories	(26.9)	19.2
Payables and accrued expenses	46.6	(27.4)
Employee retirement benefits	(3.5)	(4.9)
Hourly pension plan reversion	54.5	—
Recoverable non-income taxes	(15.7)	(11.6)
Other	6.5	3.7

Cash used in operating activities	(34.0)	(24.1)

Cash Flows from Investing Activities:
Capital expenditures	(3.1)	(5.2)
Short and long term investments	4.1	(0.1)
Change in restricted cash and cash equivalents	(7.8)	0.6
Proceeds (payments made) from sale of assets	0.1	(13.1)

Cash used in investing activities	(6.7)	(17.8)

Cash Flows from Financing Activities:
Other borrowings, net	29.8	2.3

Cash provided by financing activities	29.8	2.3

Effect of Exchange Rate Changes on Cash	(5.0)	1.3

Decrease in cash and cash equivalents	(15.9)	(38.3)

Cash and Cash Equivalents:
Beginning of Period	90.7	113.1

End of Period	$74.8	$74.8

Cash paid (refunds received) for taxes	$(0.2)	$0.1
Cash paid for interest	$4.3	$5.8
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
NOTE 2. Discontinued Operations
In 2007 and 2008, we completed the sale of the majority of our noncore businesses in our Electrical Components (Residential & Commercial, Asia Pacific and Automotive & Specialty), Engine and Power Train and Other (MP Pumps and Manufacturing Data Systems) operating segments. In addition, in June 2009, we completed the liquidation of a small division previously classified as held for sale for $0.6 million in gross proceeds. As described in Note 1, results of operations for prior periods have been restated to report the Paris, Tennessee operation as a continuing operation and to remove it from discontinued operations.
The Company continues to incur legal fees, settlements and other expenses (recorded in the table below in impairments, restructuring charges, and other items) as purchasers of these businesses continue to seek adjustments to purchase price through provisions in the agreements, as well as post-retirement benefit curtailments and settlements as the Company continues to review its post-retirement benefits.
The net revenues and net losses for the aforementioned discontinued operations for the applicable periods are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2010	2009	2010	2009
Net sales	$—	$0.5	$—	$0.8
Cost of sales	—	0.4	—	0.6
Selling and administrative expenses	—	0.1	—	0.5
Impairments, restructuring charges, and other items	(6.0)	0.5	(5.1)	(0.4)

Operating income (loss) from discontinued operations before income taxes	6.0	(0.5)	5.1	0.1
Income taxes provision (benefit) on discontinued operations	1.8	(0.3)	2.1	(0.2)

Operating income (loss) from discontinued operations after income taxes	$4.2	$(0.2)	$3.0	$0.3

For the quarter ended June 30, 2010, impairment, restructuring charges and other items in the table above were a benefit of $6.0 million, which primarily relates to a non-cash curtailment gain of $6.6 million as a result of terminating post retirement benefits for a sold business, partially offset by $0.6 million of legal fees for the defense of claims by the purchaser of the Engine and Power Train Group and insurance costs. For the quarter ended June 30, 2009, impairment, restructuring charges and other items in the table above were $0.5 million, which primarily relates to legal fees and insurance costs.
For the six months ended June 30, 2010, impairment, restructuring charges and other items in the table above include $6.6 million of post-retirement benefit curtailment gains, partially offset by $1.0 million related to our Grafton facility (formerly of the Engine and Power Train Group) for environmental accruals ($0.4 million) and operating costs ($0.6 million). Legal expense of $0.5 million for defense of claims by the purchaser of the Engine and Power Train Group was also incurred in the first half of 2010. See Note 12 for a discussion of income taxes included in discontinued operations.
For the six months ended June 30, 2009, we received $2.4 million related to the sale of the Residential & Commercial portion of the Electrical Components business, which is included in impairments, restructuring charges, and other items in the table above. This amount represented the settlement of amounts previously held in escrow related to the resolution of certain contingent liabilities. This gain was somewhat offset by various expenses totaling $2.0 million, which included legal fees, insurance costs, and costs of settling a dispute with the purchaser of the Automotive & Specialty portion of the business. See Note 12 for a discussion of income taxes included in discontinued operations.
Our Grafton facility, an asset held from our former Engine and Power Train Group, is classified as held for sale on our consolidated balance sheet under the caption “other current assets” in the amount of $0.5 million.
NOTE 3. Inventories
The components of inventories are as follows:

	June 30,	December 31,
(In Millions)	2010	2009
Raw materials, net of reserves	$68.2	$54.9
Work in progress	2.5	4.3
Finished goods, net of reserves	59.3	50.4

	$130.0	$109.6

Raw materials are net of $3.4 million reserve for obsolete and slow moving inventory at June 30, 2010 and December 31, 2009, respectively. Finished goods are net of $1.8 million for reserve for obsolete, slow moving, and lower of cost or market at June 30, 2010 and December 31, 2009.
NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

	June 30,	December 31,
(In Millions)	2010	2009
Land and land improvements	$15.6	$16.5
Buildings	97.7	107.5
Machinery and Equipment	849.1	892.1

	962.4	1,016.1
Less accumulated depreciation	729.7	759.4

	232.7	256.7
Construction in process	2.2	3.0

Property, plant and equipment, net	$234.9	$259.7

Depreciation expense associated with property, plant and equipment was $9.8 million and $10.1 million for the three months ended June 30, 2010, and 2009, respectively and $19.8 million and $19.6 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 5. Pension and Other Postemployment Benefit (OPEB) Plans
The following tables present the components of net periodic benefit (income) of the Company’s Pension and OPEB plans:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(In Millions)	2010	2009	2010	2009
Service cost	$0.5	$0.6	$0.1	$0.1
Interest cost	2.0	3.0	0.5	0.7
Expected return on plan assets	(2.1)	(4.0)	—	—
Amortization of net loss (gain)	0.4	—	(1.2)	(2.5)
Amortization of actuarial transition obligation	—	—	—	(0.1)
Additional expense (income) due to curtailments, settlements and terminations (see below)	—	—	(6.8)	—

Net periodic expense (benefit)	$0.8	$(0.4)	$(7.4)	$(1.8)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2010	2009	2010	2009
Service cost	$1.0	$1.2	$0.2	$0.3
Interest cost	4.7	5.9	1.1	1.3
Expected return on plan assets	(6.1)	(8.1)	—	—
Amortization of net loss (gain)	0.7	(0.1)	(2.5)	(5.0)
Amortization of actuarial transition obligation	—	—	—	(0.2)
Additional expense (income) due to curtailments, settlements and terminations (see below)	29.4	0.5	(6.8)	—

Net periodic expense (benefit)	$29.7	$(0.6)	$(8.0)	$(3.6)

In the table above, “Additional expense (income) due to curtailments, settlements and terminations” in the second quarter of 2010 include the impact of post-retirement benefits that were terminated for a plant closing and a sold business. These terminations resulted in a non-cash curtailment gain of $7.0 million ($6.6 million recorded in discontinued operations and $0.4 million recorded in Impairments, restructuring charges, and other items), partially offset by $0.2 million of other expenses.
For the six months ending June 30, 2010, “Additional expense due to curtailments, settlements and termination” includes the reversion of our hourly pension plan in the first quarter of 2010 that yielded $43.6 million, net of excise tax, in net proceeds to us. The reversion resulted in a non-cash charge of $29.2 million ($15.6 million of previously deferred settlement losses and $13.6 million of enhanced termination benefits given to covered employees) and $10.9 million for federal excise tax levied on the gross amount of cash returned to the Company, all of which are recorded as a net expense of $40.1 million in impairments, restructuring charges and other items in our Statements of Operations. The final settlement of the plan will take place within the next year and could result in additional charges or additional income, but we don’t expect the amount to be material.
In addition to the $29.2 million of settlement charges, included in the table above, our salary plan incurred $0.2 million in costs for special termination benefits.
We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $0.6 million for each of the three months ended June 30, 2010 and 2009, respectively and $1.5 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan.

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
Historically, due to the concentration of exports, such taxes were typically credited against income taxes. However, with reduced profitability, primarily in Brazil, we instead sought these refunds via alternate proceedings.
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In Millions)	2010	2009
Brazil	$74.5	$67.7
India	10.7	7.1
Europe	4.5	2.2

Total recoverable non-income taxes	$89.7	$77.0

At June 30, 2010, a receivable of $51.7 million was included in current assets and $38.0 million was included in non-current assets and is expected to be recovered through 2012. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
NOTE 7. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers.
Changes in accrued product warranty costs for the periods ended June 30, 2010 and 2009 are summarized as follows:

	Six Months	Six Months
	Ended	Ended
(In Millions)	June 30, 2010	June 30, 2009

Balance at January 1,	$5.1	$6.6
Settlements made (in cash or in kind)	(2.3)	(2.3)
Current year accrual	2.6	3.3
Adjustments to preexisting warranties	0.1	(2.1)
Effect of foreign currency translation	(0.1)	0.2

Balance at June 30,	$5.4	$5.7

Warranty expense was $2.6 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, $4.8 million was included in current liabilities and $0.6 million was included in non-current liabilities. At December 31, 2009, $4.6 million was included in current liabilities and $0.5 million was included in non-current liabilities.
NOTE 8. Debt
On June 24, 2010 we voluntarily terminated the Lenders’ commitments to lend under our Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent (“Chase”), and J.P. Morgan Securities Inc. as lead arranger, dated March 20, 2008, and amended March 18, 2009, October 20, 2009 and February 19, 2010. This agreement provided a $30 million revolving line of credit until January 31, 2011 and was secured by accounts receivable and inventories in the U.S. and Canada, as well as certain fixed assets and 65% of the stock of our foreign subsidiaries. These security interests were released upon termination. The agreement had restrictive covenants, including a fixed charge coverage ratio covenant, which had not become applicable at the time of termination, and restrictions on our ability to pay cash dividends.
As of the date of termination, there was no outstanding indebtedness (except as described below), we were in compliance with all the covenants of this agreement and no termination fees were incurred.

At the time of termination, we granted Chase and its affiliates a security interest in approximately $8.9 million of cash collateral (the “Cash Collateral”) to secure all obligations under existing letters of credit issued by Chase ($4.6 million), a guarantee of availability of funds for ACH transactions by Chase ($2.0 million), derivative obligations with Chase ($0.4 million), and foreign subsidiary overdraft protection guarantees by Tecumseh to Chase ($1.9 million). The Cash Collateral will remain in a restricted account until these obligations are paid in full or they are replaced with third parties and is included in restricted cash and cash equivalents on our balance sheet. All other obligations of Tecumseh to Chase and its affiliates have been paid in full. Tecumseh Products will have no ability to withdraw, or have any other control over, the Cash Collateral, and acknowledged that Chase and its affiliates shall have sole control over the Cash Collateral.
We wrote off approximately $0.6 million of remaining deferred financing costs originally incurred in connection with this agreement. These costs were being amortized over the life of the agreement.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. Our borrowings under these arrangements totaled $59.2 million at June 30, 2010. Our weighted average interest rate for these borrowings was 12.0% for the six months ended June 30, 2010 and 8.9% for the year ended December 31, 2009.
NOTE 9. Comprehensive Income (Loss)
A summary of comprehensive (loss) income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2010	2009	2010	2009
Net loss	$(5.1)	$(24.9)	$(47.0)	$(48.8)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(5.9)	15.0	(14.0)	27.2
(Loss) Gain on derivatives, net of tax	(5.6)	38.7	(9.1)	35.3

Total comprehensive (loss) income	$(16.6)	$28.8	$(70.1)	$13.7

NOTE 10. Share-Based Compensation Arrangements
Under our Long-Term Incentive Cash Award Plan, two types of incentives are awarded, both of which are based upon the value of our Class A shares; stock appreciation rights (“SARs”) and phantom stock units.
SARs are granted with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, as reported by the NASDAQ Stock Market. SARs and phantom shares are generally granted to non-employee directors and key employees in the first quarter of each year and vest one-third each year over a three year period and have a seven year term.
In the first quarter of 2010, we granted 102,696 phantom stock units with a weighted average grant price of $12.86 and 117,601 SARs with a weighted average grant price of $10.41.
We measure the fair value of the phantom stock units based upon the closing stock price of our Class A common stock on the last day of the reporting period. At June 30, 2010 and December 31, 2009, the closing stock price on our Class A common stock was $11.12 and $11.69 respectively.
We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of June 30, 2010 using the following assumptions:

	June 30, 2010	June 30, 2009
Risk-free interest rate	1.69-2.29%	3.19%
Dividend yield	0.0%	0.0%
Expected life (years)	4.7-6.5 years	5.7-7.0 years
Volatility	91.91%	90.56%
Since both the SARs and the phantom stock units are settled in cash rather than by issuing equity instruments; we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards. Total compensation expense related to the plan for the three months ended June 30, 2010 and 2009 was $0.5 million and $2.8 million, respectively, and total compensation expense for the six months ended June 30, 2010 and 2009 was $0.9 million and $2.5 million respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The unrecognized compensation as calculated at June 30, 2010 and December 31, 2009 was $3.0 million and $2.1 million, respectively.

NOTE 11. Impairments, Restructuring Charges, and Other Items
The charges (gains) recorded as restructuring, impairment and other charges for quarter and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2010	2009	2010	2009
Legal Settlement	$7.3	$—	$7.3	$—
Environmental reserve on held-for-sale building	1.2	—	1.2	2.3
Severance, restructuring costs, and special termination benefits	0.4	1.1	0.9	4.4
Curtailment Gain	(0.4)	—	(0.4)	—
Settlement loss on the hourly pension plan reversion	—	—	29.2	—
Excise tax expense on proceeds from hourly retirement plan reversion	—	—	10.9	—
Impairment of Investment	—	—	0.4	—
Final settlement of previously terminated salary retirement plan, net of excise tax	—	—	(1.0)	—
Loss on transfer of surplus land	—	—	—	0.3

Total impairments, restructuring charges, and other items	$8.5	$1.1	$48.5	$7.0

Impairments, Restructuring Charges, and Other Items for the second quarter of 2010 include $7.3 million related to a legal settlement; a $1.2 million increase in our environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility (both as more fully described in Note 15 of the notes to consolidated financial statements); a $0.4 million curtailment gain as a result of terminating post-retirement benefits at our former Tecumseh Michigan facility (as more fully described in Note 5 of the notes to consolidated financial statements), and severances associated with a reduction in force at our Brazilian ($0.3 million) and corporate ($0.1 million) locations.
Impairments, Restructuring Charges, and Other Items for the second quarter of 2009 include severance payments associated with a reduction in force at our Brazilian ($0.8 million) and North American ($0.3 million) locations. For the six months ended June 30, 2010, Impairments, Restructuring Charges, and Other Items include a legal settlement of $7.3 million; an environmental reserve increase of $1.2 million; a curtailment gain of $0.4 million; the non-cash settlement charges and excise tax related to the reversion of our hourly pension plan (as more fully described in Note 5 of the notes to consolidated financial statements); impairment of an investment, and severance payments associated with a reduction in force at our Brazilian ($0.4 million) and Corporate ($0.5 million) locations. In addition, a final settlement gain of $1.0 million, net of excise tax, was received in February 2010 from our previous salaried pension plan that was terminated in 2008.
Impairments, Restructuring Charges, and Other Items for the six months ended June 30, 2009 include severance payments, payroll taxes and other benefit-related costs associated with a reduction in force at our Brazilian ($2.7 million), North American ($1.1 million) and Indian ($0.6 million) locations, and the environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility (as more fully described in Note 15 of the notes to consolidated financial statements).
The following table reconciles cash activities for the six months ended June 30, 2010 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Excise Tax	Legal	Other	Total
Balance at January 1, 2010	$9.7	$—	$—	$1.8	$11.5
Accruals	0.6	10.9	7.3	1.2	20.0
Payments	(8.8)	(10.9)	—	(0.4)	(20.1)

Balance at June 30, 2010	$1.5	$—	$7.3	$2.6	$11.4

The severance reserve established in the last quarter of 2009 represents the remaining payments to be made related to our European reduction in force and is expected to be paid in the third quarter of 2010. The excise tax on the pension reversion was paid in the second quarter and the legal accrual was paid on July 3, 2010. The environmental reserve (included in other) established in the first quarter of 2009 and increased $1.2 million in the second quarter of 2010, represents estimated costs associated with remediation activities at our former Tecumseh, Michigan facility, and is expected to be paid over the next 18-24 months.

NOTE 12. Income Taxes
We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur. We adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. For periods ending in 2010, we calculated our tax provision based on the estimate of the annual effective tax rate. Prior to the current year, a reliable estimate of U.S. ordinary income was not available so a discrete period computation was used. The switch from the discrete method to the effective method did not have an impact for the six months ended June 30, 2010.
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
For the three months ended June 30, 2010, we reported a loss from continuing operations and other comprehensive income (“OCI”) in U.S. jurisdictions, and income in discontinued operations. The consolidated statement of operations reflects a $0.2 million income tax benefit from continuing operations for the three months ended June 30, 2010. This tax benefit is comprised of a tax expense of $0.7 million in foreign jurisdictions and a benefit of $0.9 million in U.S. federal taxes. The $7.2 million in tax benefit recorded against continuing operations for the second quarter of 2009 represented a tax expense of $1.2 million for U.S. federal taxes and a benefit of $8.4 million for taxes in foreign jurisdictions.
For the six months ended June 30, 2010, we recorded a tax benefit of $1.9 million. This tax benefit is comprised of a tax expense of $1.0 million in foreign jurisdictions and a benefit of $2.9 million in U.S. federal taxes. The $13.7 million in tax benefit recorded against continuing operations for the six months ending June 30, 2009 represented a tax benefit of $0.5 million for U.S. federal taxes, a tax benefit of $1.5 million for state taxes and a benefit of $11.7 million for taxes in foreign jurisdictions.
The receipt of $54.5 million in gross proceeds from the reversion of our hourly retirement plan in the first quarter of 2010 generated a tax gain that was fully offset for federal tax purposes by our NOL carryforwards.
At June 30, 2010 and December 31, 2009, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions, specifically the U.S., Brazil, France and India, in which we believe it is not more likely than not that the deferred taxes will be realized.
We have open tax years from 2005 to 2009, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2005 have been examined by the Internal Revenue Service.
U.S. federal tax refund claims were filed during the second quarter of 2010 and resulted in the receipt of tax refunds of $1.2 million. These refunds were recognized as a tax benefit during the period. The IRS is currently auditing a refund claim and upon completion of that audit, the amount of the unrecognized tax benefits could be reduced by $5.5 million within the next 12 months.
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

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of June 30, 2010.

	Total Fair
(In Millions)	Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$2.2	$—	$2.2	$—
Foreign currency derivatives	1.7	—	1.7	—

Balance as of June 30, 2010	$3.9	$—	$3.9	$—

Liabilities:
Foreign currency derivatives	3.1	—	3.1	—

Balance as of June 30, 2010	$3.1	$—	$3.1	$—

The following table presents the changes in Level 3 assets for the six months ended June 30, 2010:

	Auction Rate	Auction Rate
(In Millions)	Certificates	Securities Rights
Balance at January 1, 2010	$3.9	$0.2
Payments on principal	(4.2)	—
Gains (losses) included in investment income	0.3	(0.2)

Balance at June 30, 2010	$—	$—

As of June 30, 2010 we sold our investment in our Auction Rate Certificate (ARC) and Auction Rate Securities Right (ARSR) that were previously classified as level 3 assets.
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
Our hedging activities primarily involve use of foreign currency forward exchange contracts and commodity forward and futures contracts. These contracts, other than commodity forward contracts, are designated as cash flow hedges. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and commodity price fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved, and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian Real, the Euro, and the Rupee, against the U.S. dollar.
At June 30, 2010 and December, 31 2009, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The notional amount outstanding of forward contracts designated as cash flow hedges was $92.2 million and $59.9 million at June 30, 2010 and December 31, 2009, respectively.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments in our consolidated balance sheet as of June 30, 2010 and December 31, 2009:

	Asset (Liability) Derivatives
	June 30, 2010		December 31, 2009
	Financial		Financial
(In Millions)	Position Location	Fair Value	Position Location	Fair Value
Derivatives designated as hedging instruments

Commodity futures contracts	Fair value of hedge (asset)	$2.2	Fair value of hedge (asset)	$5.4
Commodity futures contracts	Fair value of hedge (liability)	—	Fair value of hedge (liability)	(0.4)
Foreign currency derivatives	Fair value of hedge (asset)	1.7	Fair value of hedge (asset)	5.8
Foreign currency derivatives	Fair value of hedge (liability)	(3.1)	Fair value of hedge (liability)	(0.2)

Total derivatives designated as hedging instruments		$0.8		$10.6

The following table presents the impact of derivatives designated as hedging instruments on our consolidated financial statements for the three and six months ended June 30, 2010 and 2009:

			Location of
			Gain (Loss)
			Reclassified
	Amount of Gain (Loss)		from AOCI	Amount of Gain (Loss)
	recognized in OCI (effective		into Income	Reclassified from AOCI into
(In Millions)	Portion)		(Effective	Income (Effective Portion)
Three Months Ended	June 30, 2010	June 30, 2009	Portion)	June 30, 2010	June 30, 2009
Commodity futures contracts	$(0.8)	$13.7	Cost of sales	$2.3	$1.3
Foreign currency derivatives	(0.7)	10.0	Net sales	1.8	0.7

Total	(1.5)	23.7		$4.1	$2.0

Six Months Ended	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Commodity futures contracts	$0.2	$16.0	Cost of sales	$3.3	(1.1)
Foreign currency derivatives	(1.3)	14.8	Net sales	4.7	(5.9)

Total	$(1.1)	$30.8		$8.0	$(7.0)

Location of
Gain (Loss)
Reclassified
	Amount of Gain (Loss)		from AOCI	Amount of Gain (Loss)
	recognized in OCI (Ineffective		into Income	Reclassified from AOCI into
(In Millions)	Portion)		(Ineffective	Income (Ineffective Portion)
Three Months Ended	June 30, 2010	June 30, 2009	Portion)	June 30, 2010	June 30, 2009
Commodity futures contracts	$—	$1.0	Cost of sales	$—	$0.3
Foreign currency derivatives	—	—	Net sales	—	—

Total	$—	$1.0		$—	$0.3

Six Months Ended	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Commodity futures contracts	$—	$1.0	Cost of sales	$—	$0.3
Foreign currency derivatives	—	—	Net sales	—	—

Total	$—	$1.0		$—	$0.3

As of June 30, 2010, there were no contracts that were deemed ineffective.

NOTE 15. Commitments and Contingencies
Accounts Receivables
A portion of accounts receivable at our Brazilian and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discount receivables sold, including both with and without recourse amounts, were $37.4 million and $43.3 million at June 30, 2010 and December 31, 2009, respectively, and the discount rate was 7.4% and 11.6%, respectively.
Purchase Commitments
As of December 31, 2009, we had $19.1 million of noncancelable purchase commitments with some suppliers for materials and supplies in the normal course of business. There has been no material change as of June 30, 2010.
Letters of Credit
We issue letters of credit in the normal course of business, as required by some vendor contracts. We have $4.3 million and $4.9 million in outstanding letters of credit at June 30, 2010 and December 31, 2009, respectively
Litigation
General
We are party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigation and clean-up costs. We are also typically involved in commercial and employee disputes in the ordinary course of business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us, management considers that appropriate reserves have been established and, except as described below does not believe that the disposition of these matters will have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, discovery of new facts, developments in litigation, or settlement negotiations could cause estimates to differ materially from current expectations in the future. Except as disclosed below, we do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact to our consolidated financial position, results of operations or cash flows.
U.S. Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (“RICO”) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 65 class action matters in all 50 states, the District of Columbia, and Puerto Rico asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We have joined the joint defense group with other lawnmower and component manufacturers who are defendants. In the fourth quarter of 2009, a conceptual offer by a group of the defendants, including Tecumseh, of $51.0 million was accepted in principle with the actual settlement terms to be negotiated. On February 24, 2010, Tecumseh, along with the other settling defendants, executed a settlement agreement (the “group settlement”) with plaintiffs resolving claims against the group of settling defendants in exchange for a group payment of $51 million, a one-year warranty extension for qualifying class members and injunctive relief regarding future lawnmower engine labeling practices. On February 26, 2010, the Court entered an Order preliminarily approving the group settlement, certifying the settlement class, appointing settlement class counsel and staying proceedings against the settling defendants. The settlement class consists of all persons or entities in the United States who, beginning January 1, 1994, up to the date when notice of the preliminary approval was published (April 12, 2010) purchased, for their own use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant. On June 22, 2010, the Court conducted a hearing to determine the fairness, reasonableness and adequacy of the group settlement and to determine whether the group settlement and the settlements plaintiffs reached with other defendants should be finally approved and a final judgment entered. The Court heard argument from objectors to the settlements and the parties to the settlements, and a decision from the Court is still pending. We believe that it is probable that we will achieve final settlement and Tecumseh’s has paid $3.1 million of its allocable portion of approximately $6.2, and the balance has been reserved.

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
On May 3, 2010, a class action was commenced in the Superior Court of the Province of Quebec by Eric Liverman and Sidney Vadish against us and several other defendants (including those listed above) advancing allegations similar to those outlined immediately above. Plaintiffs seek undetermined money damages, punitive damages, interest, costs, and equitable relief. As above, Snowstorm Acquisition Corporation and Platinum Equity, LLC, the purchasers of Tecumseh Power Company and its subsidiaries and Motoco a.s. in November 2007, have notified us that they claim indemnification with respect to this lawsuit under our Stock Purchase Agreement with them.
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
We are cooperating fully with these investigations. In addition, we have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division’s Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed to not bring any criminal prosecution or impose any monetary fines with respect to the investigation against the Company as long as we, among other things, continue our full cooperation in the investigation. We have received similar conditional immunity from the European Commission, the SDE, and competition authorities in other jurisdictions.
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities, the amnesty grants do not extend to civil actions brought by private plaintiffs. The public disclosure of these investigations has resulted in a class action lawsuit filed in Canada and numerous class action lawsuits filed in the United States, including by both direct and indirect purchaser groups. All of the U.S. actions have been transferred to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings under Multidistrict Litigation (“MDL”) procedures.

On June 24, 2010, Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh do Brasil, Ltda, and Tecumseh do Brasil U.S.A. LLC entered into a settlement agreement with the direct-purchaser plaintiffs (the “Settlement Agreement”) to resolve claims in the action in order to avoid the costs and distraction of this ongoing class action litigation. The Settlement Agreement was made by and between Tecumseh and its subsidiaries and affiliates, and plaintiffs, both individually and on behalf of a class of persons who purchased in the United States, its territories and possessions, directly from a defendant during the period from January 1, 2004 through December 31, 2008: (a) compressors of less than one horsepower used for refrigeration, freezing or cooling purposes, and/or (b) refrigeration products, including condensers, containing compressors of less than one horsepower used for refrigeration, freezing or cooling purposes (the “Covered Products”).Compressors used for air-conditioning applications are specifically excluded.
Under the terms of the Settlement Agreement, in exchange for plaintiffs’ full release of all U.S. direct-purchaser claims against Tecumseh relating to the Covered Products, Tecumseh agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $250,000 for notice and administrative costs associated with administering the settlement. These costs have been accrued as an expense in the second quarter ended June 30, 2010 in the line item captioned “Impairments, restructuring charges, and other items”. Tecumseh also agreed to assist plaintiffs in obtaining the Court’s approval of the settlement and to share with plaintiffs information relating to the anti-competitive conduct alleged in the action. If the Court refuses to approve the Settlement Agreement or if the Settlement Agreement is modified or set aside on appeal, plaintiffs and Tecumseh each may rescind the Settlement Agreement and the settlement amount will be returned to Tecumseh. In addition, if Tecumseh customers representing a significant percentage of purchases of Covered Products choose not to participate in the settlement (opt-out), Tecumseh has the right under certain circumstances to withdraw from the Settlement Agreement and have the settlement funds returned.
In the United States, the remaining indirect purchaser class actions are in a preliminary stage. A consolidated amended complaint was filed on June 30, 2010 and answers are due by August 30, 2010. Persons who engage in price-fixing in violation of U.S. antitrust law generally are jointly and severally liable to private claimants for three times the actual damages caused by the joint conduct. As a conditional amnesty recipient, however, Tecumseh’s civil liability will be limited pursuant to the Antitrust Criminal Penalty Enhancement and Reform Act of 2004, as amended (“ACPERA”), to any actual damages suffered by our customers due to our conduct. As long as Tecumseh continues to cooperate with the civil claimants and complies with the requirements of ACPERA, we will be liable only for actual, as opposed to treble, damages and will not be jointly and severally liable for claims against other participants in the alleged anticompetitive conduct being investigated. In Canada, the class action also is in a preliminary stage and no court hearing has yet been held. Due to uncertainty of our liability in these cases, we have not accrued any liability in our financial statements, other than for the claims subject to the Settlement Agreement. Our ultimate liability, if any, or the amount of any potential future settlements or resolution of these claims could be material to our financial position, consolidated results of operations and cash flows.
We anticipate that we will incur additional expenses as we continue to cooperate with the investigations and defend the remaining lawsuits. We expense all legal costs as incurred in the consolidated statements of operations. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and result in financial losses in an amount, which could be material to our financial position, consolidated results of operations and cash flows.
Platinum
On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Exchange Act, Common Law Fraud and Negligent Misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washers and augers, among other applications. Snowstorm seeks unspecified compensatory and punitive damages and a declaratory judgment that Tecumseh Products is obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An Answer on behalf of Tecumseh Products Company was filed on January 27, 2010. On January 20, 2010, Alix Partners, LLP, AP Services LLC and James Bonsall filed a Motion to Dismiss Snowstorm’s complaint in its entirety. The Court has yet to rule on this motion. In addition, Alix Partners, LLP, AP Services LLC, and James Bonsall allege that Tecumseh Products is obligated to defend and indemnify them in connection with this lawsuit. We intend to vigorously defend the lawsuit. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

Environmental Matters
At June 30, 2010 we had accrued $3.2 million and $2.7 million at December 31, 2009 for environmental remediation. Included in the June 30, 2010 balance was an accrual of $2.6 million, which is reflective of remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. This estimate included an increase of $1.2 million in the second quarter of 2010 as a result of additional work required by the United States Environmental Protection Agency (“USEPA”) as required by the Agreed Order of Consent between USEPA and Tecumseh approved on June 22, 2010. Remediation efforts are ongoing, most of which will be completed in the next 18 to 24 months while monitoring activities are anticipated to be completed by the end of 2014.
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2008, the remainder of the work required by the WDNR was completed subject to two years of monitoring to be completed by the end of October 2009. The monitoring results showed no contamination in the building except for one small area which showed values that exceeded initial values sought by the WDNR. At June 30, 2010 and December 31, 2009, we had accrued $0.5 million and $0.2 million, respectively for the total estimated cost associated with the investigation and remediation of the on-site contamination.
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
Economy
With respect to global economic activity, the recent global recession precipitated by the financial crisis had a detrimental effect on our sales volumes in the first half of 2009. In the first half of 2010, sales increased due to stronger economic conditions and higher availability of consumer credit. In addition, we believe a portion of the increase is a result of market share gains across all product lines. Exclusive of the effects of currency translation, overall, volumes in the first two quarters of 2010 across all product lines were approximately 43.2% higher than the first two quarters of 2009. While the recent increases in order activity suggest that volumes have improved compared to 2009, we cannot currently project whether market conditions will improve on a sustained or significant basis.

Copper and Steel
Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. From January 1 to June 30, 2010, market copper prices decreased by 6.9% from December 2009 year-end levels. The average market cost of copper in the second quarter of 2010 was 51% higher than the average market cost in the second quarter of 2009. After consideration of our hedge positions during the second quarter of 2010 and 2009, our average cost of copper in the second quarter of 2010 was 14.2% lower in our results of operations when compared to the second quarter of 2009. The average market cost of copper in the first half of 2010 was 76% higher than the average market cost in the first half of 2009. After consideration of our hedge positions during the first half of 2010 and 2009, our average cost of copper in the first half of 2010 was 6.7% lower in our results of operations when compared to the first half of 2009.
From January 1 to June 30, 2010, prices for the types of steel utilized in our products increased by 8.1% from December 2009 year end levels. The average market cost of steel in the second quarter of 2010 was 12.5% higher than the average cost in the second quarter of 2009. The average market cost of steel in the first half of 2010 was 7.1% higher than the average cost in the first half of 2009.
We have been proactive in addressing the volatility of these costs, including executing forward purchase and futures contracts, as of June 30, 2010, that cover approximately 52% of our remaining anticipated copper usage in 2010. Renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
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
We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments and modified pricing structures with our customers to allow us to recover our costs in the event that the prices of commodities escalate in a manner similar to what we experience in the first half of 2010, although we have not materially changed our prices in 2010 so far.
Currency Exchange
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first half of 2010 and 2009, approximately 83% and 78%, respectively, of our compressor manufacturing activity took place outside the United States, primarily in Brazil, France, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, most notably the Brazilian Real, the Euro and the Indian Rupee. Due to our significant manufacturing and sales presence in Brazil, changes in the Brazilian Real have had a significant impact on our results of operations when compared to prior periods. In the first two quarters of 2010, the Brazilian Real strengthened against the dollar by 17.5% compared to the first two quarters of 2009. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report. We are continuing to execute strategies to continue to shift production to low cost countries such as India and Mexico.
Liquidity
We have received and expect further non-operating cash inflows through the end of 2010. We received approximately $43.6 million, net of excise tax, from the reversion of our over-funded hourly pension plan in the first quarter of 2010 and $1.7 million in U.S. tax refunds in the second quarter of 2010. In addition, based on historical payment pattern of the Brazilian tax authorities, and based on the U.S. dollar to Real exchange rate as of June 30, 2010, we expect to recover approximately $36.5 million of the $74.5 million outstanding refundable taxes in Brazil before the end of 2010. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment. We also expect an additional U.S. income tax refund of $1.4 million, however the timing of receipt is uncertain.

Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly challenges related to global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first two quarters of 2010, we used $34.0 million of cash flow in operations, which included the net inflow after payment of the excise tax of $43.6 million related to the reversion of the hourly pension plan. While we expect continued improvement as our restructuring activities take effect, we still may not generate cash from normal operations unless further restructuring activities are implemented and/or economic conditions improve.
We terminated our U.S. credit facility in the second quarter of 2010, although we continue to maintain various credit facilities in most other jurisdictions in which we operate. While we believe that current cash balances and the cash to be generated by the Brazilian tax refund will produce adequate liquidity to implement our business strategy over the foreseeable future, there can be no assurance that such amounts will ultimately be adequate if economic conditions deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until cash production from normal operations improves.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009
A summary of our operating results as a percentage of net sales is shown below:

	Three Months Ended June 30,
(Dollars In Millions)	2010	%	2009*	%
Net sales	$249.3	100.0%	$163.7	100.0%
Cost of sales and operating expenses	218.3	87.6%	159.7	97.6%

Gross Profit	31.0	12.4%	4.0	2.4%
Selling and administrative expenses	29.6	11.9%	33.3	20.3%
Impairments, restructuring charges, and other items	8.5	3.4%	1.1	0.7%

Operating loss	(7.1)	(2.9)%	(30.4)	(18.6)%
Interest expense	2.7	1.0%	2.1	1.3%
Interest income and other, net	0.3	0.1%	0.6	0.4%

Loss from continuing operations before taxes	(9.5)	(3.8)%	(31.9)	(19.5)%
Tax benefit	0.2	0.1%	7.2	4.4%

Net loss from continuing operations	$(9.3)	(3.7)%	$(24.7)	(15.1)%

*	The Paris Tennessee operation reclassification increases net loss from continuing operations, net of tax, by $1.4 million for the quarter ended June 30, 2009.
Net sales in the second quarter of 2010 increased $85.6 million, or 52.3%, versus the same period of 2009. Excluding the increase in sales due to the effect of changes in foreign currency translation of $9.9 million, net sales increased by 46.2% from the second quarter of 2009. Sales of compressors used in commercial refrigeration and aftermarket applications increased by $46.9 million, or 61.1%, when compared to the second quarter of 2009. For the commercial refrigeration and aftermarket business, volume increases were primarily driven by stronger economic conditions as well as higher shipments to customers as they too increased inventory balances to better reflect current sales levels. The dollar volume increase in sales of compressors used in household refrigeration and freezer (“R&F”) applications was $15.3 million, or 27.6%, versus the same period of 2009, primarily due to higher units sold. Volumes for R&F product were also substantially affected by the stronger global economic conditions, as consumer credit became available compared to 2009. Sales of compressors for air conditioning applications and all other applications also increased by $23.4 million, or 74.5%, primarily due to unusually hotter and more humid weather in our Brazilian market along with customers beginning to increase their inventory levels based upon their current forecasted demands. We also believe that sales volume increases across all product lines were the result of increased market share between quarters.
Gross profit increased by $27.0 million from $4.0 million, or 2.4%, in the second quarter of 2009 to $31.0 million, or 12.4%, in the second quarter of 2010. The increase in gross profit in the second quarter of 2010 included the effect of volume and sales mix increases of $17.8 million and $4.7 million, respectively, as compared to the same quarter of 2009, including the effect of higher sales on fixed costs. Changes in commodity costs of $0.2 million, productivity of $5.3 million, and other raw material purchases of $3.3 million, also had favorable impacts on gross profit as compared to the same quarter of 2009. In contrast, a change in currency of $1.5 million and lower pension and OPEB credits of $2.5 million in the current year reduced gross profit by $4.0 million. The effect of all other income and expense items included in gross profit was unfavorable to 2010 second quarter results by $0.3 million.

Selling and administrative (“S&A”) expenses decreased by $3.7 million from $33.3 million in the second quarter of 2009 to $29.6 million in the second quarter of 2010. As a percentage of net sales, S&A expenses were 11.9% in the second quarter of 2010 compared to 20.3% in the second quarter of 2009, primarily due to increased sales. Professional fees decreased by $2.3 million due to a reduction in professional fees outside the ordinary course of business incurred in the prior year. Payroll, benefits and other related employee expenses decreased by $1.4 million as a result of our continued restructuring efforts and termination of our previous CEO. All other selling and administrative expenses remained relatively flat for the quarter.
We recorded expense of $8.5 million in impairments, restructuring charges, and other items in the second quarter of 2010 compared to $1.1 million in the same period of 2009. In the second quarter of 2010, these expenses included $7.3 million in expenses related to settlement of a portion of our anti-trust litigation and $1.2 million for additional estimated environmental costs associated with remediation activities at our former Tecumseh, Michigan facility. For a more detailed discussion of these charges, refer to Notes 11 and 15 of the notes to the consolidated financial statements in Item 1 of this report.
Interest expense was $2.7 million in the second quarter of 2010 compared to $2.1 million in the same period of 2009. The majority of interest expense relates to our accounts receivable factoring programs at our Brazilian and Indian locations. The weighted average interest rate on discounted accounts receivable decreased from 9.7% for the quarter ended June 30, 2009 to 6.6% for the quarter ended June 30, 2010, on lower balances being discounted. This decrease in factoring was more than offset by an increase in foreign debt borrowings at a temporarily higher interest rate. The weighted average interest rate on debt at June 30, 2010 was 13.4% compared to 9.35% at June 30, 2009. The increase in debt interest rate is the result of a short term temporary bridge loan that was put in place in Brazil at an interest rate of 14.57% for 45 days until our new loan is finalized at an anticipated favorable rate of 4.25%. This new loan will be utilized in the future rather than factoring programs to take advantage of a lower interest rate. In addition, $0.6 million deferred financing costs originally incurred in connection with our credit agreement were expensed upon termination of our credit agreement in the second quarter of 2010, and a strengthening of the Brazilian Real of 12.3% over the second quarter of 2009 increased interest expense in the first half of 2010 compared to the first half of 2009.
Interest income and other income, net was $0.3 million in the second quarter of 2010 compared to $0.6 million in the second quarter of 2009, primarily reflecting lower interest rates and lower levels of cash and short-term investments held in 2010.
Our results of operations reflect a $0.2 million income tax benefit from continuing operations for the second quarter of 2010 and $7.2 million for the second quarter of 2009. For further discussion of the factors that affect our tax benefits and expenses, refer to Note 12, “Income Taxes,” of the Notes to the consolidated financial statements in Item 1 of this report.
Net loss from continuing operations for the quarter ended June 30, 2010 was $9.3 million, or $0.50 per share, as compared to $24.7 million, or $1.34 per share, in the same period of 2009. The change was primarily the result of volume increases in the current year, partially offset by the legal settlement of $7.2 million and environmental expenses of $1.2 million, and other factors as discussed above.
Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009
A summary of our operating results as a percentage of net sales is shown below:

	Six Months Ended June 30,
(Dollars In Millions)	2010	%	2009*	%
Net sales	$488.0	100.0%	$315.0	100.0%
Cost of sales and operating expenses	428.3	87.8%	301.5	95.7%

Gross Profit	59.7	12.2%	13.5	4.3%
Selling and administrative expenses	58.1	11.9%	65.7	20.9%
Impairments, restructuring charges, and other items	48.5	9.9%	7.0	2.2%

Operating loss	(46.9)	(9.6)%	(59.2)	(18.8)%
Interest expense	5.6	1.1%	5.0	1.6%
Interest income and other, net	0.6	0.1%	1.4	0.4%

Loss from continuing operations before taxes	(51.9)	(10.6)%	(62.8)	(20.0)%
Tax benefit	1.9	0.4%	13.7	4.4%

Net loss from continuing operations	$(50.0)	(10.2)%	$(49.1)	(15.6)%

*	The Paris Tennessee operation reclassification increases net loss from continuing operations, net of tax, by $1.3 million for the six months ended June 30, 2009.

Net sales in the first two quarters of 2010 increased $173.0 million, or 54.9%, versus the same period of 2009. Excluding the increase in sales due to the effect of changes in foreign currency translation of $36.9 million, net sales increased by 43.2% from the first two quarters of 2009. Sales of compressors used in commercial refrigeration and aftermarket applications increased by $82.9 million, or 53.1%, when compared to the first half of 2009. For the commercial refrigeration and aftermarket business, volume increases were primarily driven by stronger economic conditions as well as higher shipments to customers as they too increased inventory balances to better reflect current sales levels. The dollar volume increase in sales of compressors used in household refrigeration and freezer (“R&F”) applications was $46.0 million, or 47.7%, versus the same period of 2009, primarily due to higher units sold. Volumes for R&F product were also substantially affected by the stronger global economic conditions, as consumer credit became available compared to 2009. Sales of compressors for air conditioning applications and all other applications also increased by $44.1 million, or 69.5%, primarily due to unusually hotter and more humid weather in our Brazilian market along with customers beginning to increase their inventory levels based upon their current forecasted demands. We also believe that sales volume increases across all product lines were the result of increased market share.
Gross profit increased by $46.2 million from $13.5 million, or 4.3%, in the first two quarters of 2009 to $59.7 million, or 12.2%, in the first two quarters of 2010. The increase in gross profit in the first two quarters of 2010 included the effect of volume and sales mix increases of $27.0 million and $2.9 million, respectively, as compared to the same period of 2009, including the effect of higher sales on fixed costs. Changes in commodity costs of $5.3 million, productivity of $11.7 million, other raw material purchases of $3.8 million, and currency of $3.9 million, also had favorable impacts on gross profit as compared to the same period of 2009. In contrast, items that were favorable to the first half of 2009 results did not recur in the first half of 2010. These include a favorable change in estimate for warranty claims of $2.3 million and a favorable litigation settlement of $1.0 million. We also recorded $3.6 million lower pension and OPEB credits in the first half of 2010. The effect of all other income and expense items included in gross profit was unfavorable to 2010 results by $1.5 million.
Selling and administrative (“S&A”) expenses decreased by $7.6 million from $65.7 million in the first two quarters of 2009 to $58.1 million in the first two quarters of 2010. As a percentage of net sales, S&A expenses were 11.9% in the first two quarters of 2010 compared to 20.9% in the first two quarters of 2009, primarily due to increased sales. Professional fees decreased by $5.3 million due to a reduction in professional fees outside the ordinary course of business incurred in the prior year. Payroll, benefits and other related employee expenses decreased by $4.2 million as a result of our continued restructuring efforts and termination of our previous CEO. All other selling and administrative expenses increased in the aggregate by $1.9 million
We recorded expense of $48.5 million in impairments, restructuring charges, and other items in the first two quarters of 2010 compared to $7.0 million in the same period of 2009. In the first two quarters of 2010, these expenses included $40.1 million in expenses related to the reversion of our hourly pension plan, primarily settlement losses, increased benefits costs and excise tax on the proceeds from the reversion, $7.3 million in expenses related to settlement of a portion of our anti-trust litigation and $1.2 million for additional estimated environmental costs associated with remediation activities at our former Tecumseh, Michigan facility. For a more detailed discussion of these charges, refer to Note 11 and 15 of the notes to the consolidated financial statements in Item 1 of this report.
Interest expense was $5.6 million in the first two quarters of 2010 compared to $5.0 million in the first two quarters of 2009. The majority of interest expense relates to our accounts receivable factoring programs at our Brazilian and Indian locations. The weighted average interest rate on discounted accounts receivable decreased from 10.6% for the six months ended June 30, 2009 to 7.4% for the six months ended June 30, 2010, on lower balances being discounted. This decrease in factoring was more than offset by an increase in foreign debt borrowings at a temporarily higher interest rate. The weighted average interest rate on debt at June 30, 2010 was 12.0% compared to 9.35% at June 30, 2009. The increase in debt interest rate is the result of a short term temporary bridge loan that was put in place in Brazil at an interest rate of 14.57% for 45 days until our new loan is finalized at an anticipated favorable rate of 4.25%. This new loan will be utilized in the future rather than factoring programs to take advantage of a lower interest rate. In addition, amortization of $0.6 million deferred financing costs originally incurred in connection with our credit agreement were expensed upon termination of our credit agreement in the second quarter of 2010 as well as a strengthening of the Brazilian Real of 17.5% over the first half of 2009, both of which increased interest expense in the first half of 2010 compared to the first half of 2009 Interest income and other income, net was $0.6 million in the first two quarters of 2010 compared to $1.4 million in the first two quarters of 2009, primarily reflecting lower interest rates, partially offset by the higher levels of cash and short-term investments held in 2010.
Our results of operations reflect a $1.9 million income tax benefit from continuing operations for the six months ended June 30, 2010 and $13.7 million for the six months ended June 30, 2009. For further discussion of the factors that affect our tax benefits and expenses, refer to Note 12, “Income Taxes,” of the Notes to the consolidated financial statements in Item 1 of this report.
Net loss from continuing operations for the six months ended June 30, 2010 was $50.0 million, or $2.71 per share, as compared to $49.1 million, or $2.66 per share, for the six months ended June 30, 2009. The change was primarily the result of volume increases in the current year, more than offset by the hourly pension plan reversion and the excise taxes on the proceeds from the reversion of $40.1 million, the legal settlement of $7.2 million and environmental expenses of $1.2 million, and other factors as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, when available, borrowings under available foreign credit facilities and non-operating cash inflows.
A substantial portion of our operating income is generated by foreign operations. In those circumstances, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. While there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions, we are focusing on our global treasury strategy to allow us to transfer cash seamlessly around the world in a cost efficient manner. We expect to implement our new strategy in the fourth quarter of 2010.
Cash Flow
In the first two quarters of 2010, cash used in operations amounted to $34.0 million as compared to $24.1 million of cash used in operations in the first two quarters of 2009. A significant element of the change in cash in the first two quarters was the net proceeds of $43.6 million (after payment of excise tax) realized from the reversion of our hourly pension plan. A significant use of cash was for increased working capital and our net loss of $47.0 million less the non-cash impacts of the settlement charges of the hourly pension plan reversion of $29.2 million, depreciation and amortization of $19.8 million, write off of debt issuance costs of $1.1 million, investment impairment of $0.4 million and share-based compensation of $0.9 million, partially offset by a deferred tax benefit of $7.8 million, and the curtailment of our post retirement benefits of $7.0 million.
With respect to working capital, higher inventory levels were required during the quarter due to our increased sales volumes which resulted in a use of cash of $26.9 million during the two quarters. As a result of our continued focus to reduce inventory levels, we reduced days inventory on hand by two days compared to December 31, 2009.
Increased accounts receivable was a use of cash of $85.1 million during the quarter primarily as a result of our increased sales volume over the prior year, lower sales toward the end of the fourth quarter of 2009 compared to the second quarter of 2010, and an increase in days sales outstanding of fourteen days compared to December 31, 2009. The increase in day sales is due in part to our cash management strategy of reducing our accounts receivable discounting programs in our Brazilian operations and instead using government sponsored credit lines, which have a lower interest rate.
Payables and accrued expenses increased by $46.6 million mainly as a result of increased purchases of inventories due to increased sales volumes and an increase in payable days outstanding of three days compared to December 31, 2009.
Recoverable income taxes were a net use of cash of $15.7 million primarily for additional receivables recorded for non-income taxes in foreign jurisdictions.
Employee retirement benefits was a use of cash of $3.5 million for year to date contributions and activity relating to our retiree medical plans.
Cash used by investing activities was $6.7 million in the first two quarters of 2010 as compared to cash used in investing activities of $17.8 million for the same period of 2009. The 2010 use of cash in investing activities is primarily related to an increase in restricted cash funds of $8.9 million to secure obligations as a result of terminating our U.S. line of credit, partially offset by $1.1 million of cash that became available to fund our 401(k) matching contributions. In addition, capital expenditures of $3.1 million were incurred in the first half of the year. We also received $4.1 million upon maturity of a long term investment. Cash used in investing activities in 2009 was primarily due to $13.1 million of working capital settlement made to the purchaser of our former Engine & Powertrain business, $5.2 million of capital expenditures and a $0.1 million change in long term investments, partially offset by $0.6 million of formerly restricted cash that became available to fund our 401(k) matching contributions.
Cash provided by financing activities was $29.8 million in the first half of 2010 compared to $2.3 million for the same period of 2009. The increase in borrowings in the first two quarters of 2010 compared to the first two quarters of 2009 is mainly due to our cash management strategy of reducing our accounts receivable discounting programs in our Brazilian operations and instead using government sponsored credit lines, which have a lower interest rate.

Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and non-operating cash inflows when available, we use foreign bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our capital expenditures and working capital requirements and, when necessary, to address operating losses. For the three and six months ended June 30, 2010 and the full year ended December 31, 2009, our average outstanding debt balance was $45.6 million, $36.4 million and $34.8 million, respectively. The weighted average interest rate was 13.4% and 12.0% for the three and six months ended June 30, 2010 and 8.9% for the year ended December 31, 2009.
As of June 30, 2010, our cash and cash equivalents on hand was $74.8 million. Our borrowings under current credit facilities at foreign subsidiaries totaled $59.2 million at June 30, 2010, with no commitments for additional borrowings. Any cash we hold that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with JPMorgan Chase Bank, N.A. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.
Potential Non-Operating Cash Inflows
We expect to receive refunds of outstanding refundable Brazilian non-income taxes. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian Real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Currently, based on the historical payment pattern of the Brazilian tax authorities, and based on the U.S. dollar to Real exchange rate as of June 30, 2010, we expect to recover approximately $36.5 million of the $74.5 million outstanding refundable taxes in Brazil before the end of 2010. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment.
In the third quarter of 2009, we filed amended United States income tax returns, which we will expect will yield an additional tax refund of $1.4 million, however timing of receipt is uncertain.
Accounts Receivable Sales
Our Brazilian and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $37.4 million and $43.3 million at June 30, 2010 and December 31, 2009, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $20.0 million and $21.2 million as of June 30, 2010 and December 31, 2009, respectively.
Adequacy of Liquidity Sources
In the near term, and in particular over the next twelve months, we expect that our liquidity sources described above will be sufficient to meet our liquidity requirements, including debt service, capital expenditure and working capital requirements, and, when needed, cash to fund operating losses. As of June 30, 2010, we had $59.2 million in debt, of which $3.0 million was long term in nature, and $74.8 million in cash and cash equivalents. We do not expect any material difference from cash availability and cash outflows previously described in our Annual Report on Form 10-K for the year ended December 31, 2009. We expect that working capital will require $50.0-$55.0 million of cash flows in 2010, primarily as a result of our decreased factoring of accounts receivables in Brazil and increased inventories due to higher sales.
OFF-BALANCE SHEET ARRANGEMENTS
We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, discounted receivables sold with limited recourse were $20.0 million at June 30, 2010 and $21.2 million at December 31, 2009.
CONTRACTUAL OBLIGATIONS
As of June 30, 2010, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Contractual Obligations”.

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
There have been no significant changes to our significant accounting policies or critical accounting estimates during the first half of 2010.
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
While sales improved in the first half of 2010 compared to 2009, we cannot currently project whether market conditions will improve on a sustained or significant basis. Based on results in the first half of 2010, we currently expect that 2010 sales volumes will increase greater than 10% as compared to 2009 levels with a target of 15%. If the economic improvement in our key markets does not occur as anticipated, this could have a further adverse effect on our current outlook.
We expect 2010 profitability to be reduced from historical levels due to lower than historical sales volumes. However, due to cost cutting activities that occurred last year and improved sales volumes that occurred in the first half of 2010, we expect 2010 results to improve over 2009 results.
The prices of key commodities, including copper, increased significantly during 2009 and the price of steel has continued to increase at historically unfavorable levels in the first half of 2010; See “Executive Summary — Copper and Steel”. We expect the full year average cost of our purchased materials in 2010, including the impact of our hedging activities, to exceed that of the prior year, depending on commodity cost levels and the level of our hedging over the course of the year. We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments. Our current hedging position will limit the benefits to us of favorable commodity and currency fluctuations in 2010. As of June 30, 2010, approximately 52% of our estimated copper requirements for 2010 are covered by hedging instruments.
The Brazilian Real, the Euro and the Indian Rupee continue significant volatility against the U.S. dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during the year. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet re-measurement, to have an unfavorable financial impact totaling approximately $3.0 to $5.0 million in 2010 when compared to 2009.
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
After giving recognition to these factors, we believe that results in the full year 2010 will be improved compared to 2009 as a result of the cost reduction actions that have been implemented over the past 21 months. However, these results are highly dependent on the general health of the global economy and whether we have seen the bottom of the recession, as we suspect, as well as the stability in currency and commodity prices.

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
A portion of accounts receivable of our Brazilian and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $37.4 million and $43.3 million, at June 30, 2010 and December 31, 2009, respectively, and the weighted average discount rate was 6.6% and 7.4% for the three and six months ended June 30, 2010 and 11.6% in 2009. Discounted receivables sold with limited recourse comprised $20.0 million and $21.2 million of this amount at June 30, 2010 and December 31, 2009, respectively. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Based on our debt balances at June 30, 2010, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk — Our exposure to commodity cost risk is related primarily to the price of copper and steel, as these are major components of our product cost. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. We use commodity forward purchasing contracts as well as commodity futures to help control the cost of other traded commodities, primarily copper. Commodity forward contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice with regard to forward contracts has been to accept delivery of the commodities and consume them in manufacturing activities. At June 30, 2010 and December 31, 2009, we held a total notional value of $0.8 million and $4.3 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted.
We also use commodity futures contracts to provide us with greater flexibility in managing the substantial volatility in copper pricing. These futures are designated as cash flow hedges against the price of copper, and are accounted for as hedges on our balance sheet. As of June 30, 2010, we have executed forward purchase contracts and futures contracts to cover approximately 52% of our anticipated copper requirements for 2010.
Based on our current level of activity, and before consideration for commodity forward purchases and futures contracts, an increase in the price of copper of 10%, or $650 per metric tonne, from prices at June 30, 2010 would adversely affect our annual operating profit by $6.6 million. Conversely, based on our current level of commodity forward purchase contracts and commodity futures contracts, a decrease in the price of copper of 10%, or $650 per metric tonne, would result in losses under these contracts that would adversely impact our operating results by $4.7 million.
Foreign Currency Exchange Risk — Our results of operations are substantially affected by several types of foreign exchange risk. One type is balance sheet re-measurement risk, which results when assets and liabilities are denominated in currencies other than the functional currencies of the respective operations. This risk applies to all our foreign locations but is greater for our Brazilian operation, which denominates certain of its receivables in U.S. dollars. The periodic re-measurement of these assets and liabilities is recognized in the consolidated statements of operations Based upon our current level of activity, and before consideration of all other hedging instruments and translation effect, a strengthening in the average rate of the Real of 0.10 per U.S. dollar would result in a re-measurement loss that would adversely impact our operating results by less than $4.0 million.
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

We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in Euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the Euro and the Indian Rupee, for sales transacted in Europe and India in currencies other than the functional currency of the respective locations. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. From January 1 to June 30, 2010, the Real weakened against the dollar by 3.5%, the Rupee remained relatively flat, and the Euro weakened by 17.1%.
A third type of foreign currency exchange exposure affects operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries
At June 30, 2010 and December 31, 2009, we held foreign currency forward contracts with a total notional value of $92.2 million and $59.9 million, respectively. Our risk is a particularly concentrated exposure to the Brazilian Real. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a strengthening in the value of the Real of 0.10 per U.S. dollar would negatively impact our operating profit by approximately $4.0 million on an annual basis. However, based on our current foreign currency forward contracts, a weakening in the value of the Real of $0.10 per U.S. dollar would result in losses under such foreign currency forward contracts that would adversely impact our operating results by $0.2 million.

Item 4.	Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of June 30, 2010 and any change in our internal control over financial reporting that occurred during our second quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.
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
Changes In Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with such evaluation described above that occurred during our second quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Kahn shareholder lawsuit
On December 10, 2008 a shareholder class action lawsuit was filed in Lenawee County, Michigan Circuit Court by Alan Kahn against five of Tecumseh’s former directors, alleging a breach of fiduciary duty by the defendant directors and seeking injunctive relief and damages for our proposed recapitalization plan. With the plaintiff’s consent, on November 5, 2009, the court dismissed the complaint but retained jurisdiction to decide a subsequently filed application seeking reimbursement of attorney fees and costs. On March 25, 2010, plaintiff filed a fee application seeking reimbursement of $155,000 in fees and expenses allegedly incurred in this matter. On April 26, 2010, in a ruling from the bench, the Court denied the plaintiffs’ request for attorney’s fees in its entirety. Plaintiffs had 21 days from the date of the Order denying their fee application to file an appeal as of right. As of June 30, 2010, no appeal has been filed and as a result, this matter has been resolved with no impact on our financial position, results of operations or cash flows.
Canadian Horsepower label litigation
For a description of the Canadian Horsepower label litigation, see “Litigation — Canadian Horsepower label litigation in Note 15 of the Notes to Financial Statements in Part I, Item I of this report.
U.S. Horsepower label litigation
For a description of the U.S. Horsepower label litigation, see “Litigation — U.S. Horsepower label litigation” in Note 15 of the Notes to Financial Statements in Part I, Item I of this report.
Compressor industry antitrust investigation
For a description of the Compressor industry antitrust investigation and litigation, including a settlement with some plaintiffs of one of the putative class actions, see “Litigation — Compressor industry antitrust investigation” in Note 15 of the Notes to Financial Statements in Part I, Item I of this report.
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
These proceedings were also described in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 6.	Exhibits

Exhibit
Number	Description

4.1
Letter Agreement, dated June 24, 2010, between Tecumseh Products Company and JPMorgan Chase Bank, N.A. terminating Credit Agreement, incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, dated June 24, 2010 and filed June 28, 2010.

31.1	Certifications of the President and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY (Registrant)
Date: August 5, 2010	By:	/s/ James J. Connor
James J. Connor
Vice President, Treasurer and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.1
Letter Agreement, dated June 24, 2010, between Tecumseh Products Company and JPMorgan Chase Bank, N.A. terminating Credit Agreement, incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, dated June 24, 2010 and filed June 28, 2010.

31.1	Certifications of the President and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.