Form 10-Q
period 2010-09-30
TECUMSEH PRODUCTS CO
filed 2010-11-04
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 0-452
TECUMSEH PRODUCTS COMPANY
(Exact name of registrant as specified in its charter)

Michigan
(State or other jurisdiction of	38-1093240
incorporation or organization)	(IRS Employer Identification Number)

1136 OAK VALLEY DRIVE
ANN ARBOR, MICHIGAN	48108
(Address of Principal Executive Offices)	(Zip Code)

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
As of October 29, 2010, the following shares of the registrant’s common stock were outstanding:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In Millions, Except Share Data)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$70.8	$90.7
Restricted cash and cash equivalents	16.1	10.5
Accounts receivable, trade, less allowance for doubtful accounts of $1.2 in 2010 and 2009	136.3	79.4
Inventories	149.3	109.6
Deferred and recoverable income taxes	6.9	7.4
Recoverable non-income taxes	59.6	38.5
Fair value of hedge	9.2	11.2
Other current assets	17.0	13.4

Total current assets	465.2	360.7

Property, Plant, and Equipment, net	239.0	259.7
Long-term investments	—	4.1
Prepaid pension expense	8.2	80.3
Recoverable non-income taxes	42.1	38.5
Other assets	18.7	23.8

Total assets	$773.2	$767.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$142.0	$117.4
Short-term borrowings	47.7	23.0
Accrued liabilities:
Employee compensation	33.0	29.0
Product warranty and self-insured risks	12.3	10.6
Payroll taxes	10.5	11.1
Fair value of hedge	—	0.6
Other	17.8	19.2

Total current liabilities	263.3	210.9

Long-term debt	16.2	8.0
Deferred income taxes	0.1	7.2
Other postretirement benefit liabilities	38.8	41.1
Product warranty and self-insured risks	4.4	4.8
Pension liabilities	24.8	25.2
Other	8.1	6.5

Total liabilities	355.7	303.7

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2010 and 2009	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2010 and 2009	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	360.8	411.0
Accumulated other comprehensive income	27.2	22.9

Total stockholders’ equity	417.5	463.4

Total liabilities and stockholders’ equity	$773.2	$767.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In Millions, Except Share and per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$221.6	$211.3	$709.6	$526.3
Cost of sales and operating expenses	196.9	192.3	625.2	493.8

Gross Profit	24.7	19.0	84.4	32.5
Selling and administrative expenses	27.5	29.6	85.6	95.3
Impairments, restructuring charges, and other items	0.9	3.6	49.4	10.6

Operating loss	(3.7)	(14.2)	(50.6)	(73.4)
Interest expense	2.4	3.0	8.0	8.0
Interest income and other, net	0.3	0.5	0.9	1.9

Loss from continuing operations before taxes	(5.8)	(16.7)	(57.7)	(79.5)
Tax benefit	2.8	1.2	4.7	14.9

Loss from continuing operations	(3.0)	(15.5)	(53.0)	(64.6)
Income (loss) from discontinued operations, net of tax	(0.2)	1.4	2.8	1.7

Net loss	$(3.2)	$(14.1)	$(50.2)	$(62.9)

Basic and diluted loss per share (a):
Loss from continuing operations	$(0.16)	$(0.84)	$(2.87)	$(3.50)
Income (loss) from discontinued operations, net of tax	(0.01)	0.08	0.15	0.10

Net loss per share	$(0.17)	$(0.76)	$(2.72)	$(3.40)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00

(a)
On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant, which expires in 2011, is not included in diluted per share information, as the effect would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(50.2)	$(62.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29.8	30.5
Amortization of debt-issuance costs	1.1	0.3
Impairment of long-lived assets and goodwill	—	2.2
Impairment of prepaid asset	—	1.5
Gain on disposal of property and equipment	0.6	2.4
Non-cash settlement of hourly pension plan reversion	29.4	—
Non-cash curtailment of post-retirement benefits	(7.0)	—
Deferred income taxes	(6.6)	5.8
Share based compensation	1.3	(4.4)
Investment impairment	0.4	—
Changes in operating assets and liabilities:
Accounts receivable	(56.0)	0.9
Inventories	(38.5)	31.0
Payables and accrued expenses	28.2	(3.4)
Employee retirement benefits	(5.6)	(10.0)
Hourly pension plan reversion	54.5	—
Recoverable non-income taxes	(21.7)	(17.4)
Other	(1.6)	12.7

Cash used in operating activities	(41.9)	(10.8)

Cash Flows from Investing Activities:
Capital expenditures	(5.3)	(5.7)
Short and long term investments	4.1	(0.2)
Change in restricted cash and cash equivalents	(5.7)	1.2
Proceeds (payments made) from sale of assets	0.2	(13.3)

Cash used in investing activities	(6.7)	(18.0)

Cash Flows from Financing Activities:
Other borrowings (repayments), net	30.7	(3.0)

Cash provided by (used in) financing activities	30.7	(3.0)

Effect of Exchange Rate Changes on Cash	(2.0)	3.6

Decrease in cash and cash equivalents	(19.9)	(28.2)

Cash and Cash Equivalents:
Beginning of Period	90.7	113.1

End of Period	$70.8	$84.9

Cash paid (refunds received) for taxes	$0.1	$(13.2)
Cash paid for interest	$6.4	$9.1
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Accounting Policies
The accompanying unaudited consolidated financial statements of Tecumseh Products Company and Subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments (all of which, except for the reclassification described below, are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Due to the seasonal nature of certain product lines, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
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
The net revenues and net losses for the aforementioned discontinued operations for the applicable periods are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions)	2010	2009	2010	2009
Net sales	$—	$—	$—	$0.8
Cost of sales	—	—	—	0.6
Selling and administrative expenses	—	—	—	0.5
Impairments, restructuring charges, and other items	0.5	(2.4)	(4.6)	(2.8)

Operating (loss) income from discontinued operations before income taxes	(0.5)	2.4	4.6	2.5
Income tax (benefit) provision on discontinued operations	(0.3)	1.0	1.8	0.8

Operating (loss) income from discontinued operations after income taxes	$(0.2)	$1.4	$2.8	$1.7

For the quarter ended September 30, 2010, impairments, restructuring charges and other items in the table above were $0.5 million, $0.2 million related to our Grafton facility (formerly of the Engine and Power Train Group) for environmental accruals ($0.1 million) and operating costs ($0.1 million) and $0.3 million for legal fees and settlements for other sold businesses. See Note 12 for a discussion of income taxes included in discontinued operations.
For the quarter ended September 30, 2009, impairments, restructuring charges and other items in the table above were $(2.4) million, which primarily relates to receipt of $3.0 million for settlement of amounts previously held in escrow related to resolution of certain contingent liabilities from the sale of the Residential & Commercial portion of the Electrical Components business. This gain was somewhat offset by various expenses totaling $0.6 million, which included legal fees and settlements and costs of settling a dispute with the purchaser of the Automotive & Specialty portion of the business.
For the nine months ended September 30, 2010, impairments, restructuring charges and other items in the table above were ($4.6) million, which primarily relates to a non-cash curtailment gain of $6.6 million as a result of terminating post retirement benefits for a sold business, partially offset by $0.8 million related to our Grafton facility (formerly of the Engine and Power Train Group) for environmental accruals ($0.5 million) and operating costs ($0.3 million) and $1.2 million for legal fees and settlements for other sold businesses.
For the nine months ended September 30, 2009, impairments, restructuring charges, and other items in the table above were $(2.8) million, which primarily relates to receipt of $5.4 million related to the sale of the Residential & Commercial portion of the Electrical Components business. This amount represented the settlement of amounts previously held in escrow related to the resolution of certain contingent liabilities. This gain was somewhat offset by various expenses totaling $2.6 million, which included legal fees and costs of settling a dispute with the purchaser of the Automotive & Specialty portion of the business.
Our Grafton facility, an asset held from our former Engine and Power Train Group, is classified as held for sale on our consolidated balance sheet under the caption “other current assets” in the amount of $0.5 million.
NOTE 3. Inventories
The components of inventories are as follows:

	September 30,	December 31,
(In Millions)	2010	2009
Raw materials, net of reserves	$75.5	$54.9
Work in progress	2.3	4.3
Finished goods, net of reserves	71.5	50.4

	$149.3	$109.6

Raw materials are net of a $3.6 million and $3.4 million reserve for obsolete and slow moving inventory at September 30, 2010 and December 31, 2009, respectively. Finished goods are net of a $1.8 million reserve for obsolete and slow moving inventory, and lower of cost or market at September 30, 2010 and December 31, 2009, respectively.
NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

	September 30,	December 31,
(In Millions)	2010	2009
Land and land improvements	$16.3	$16.5
Buildings	97.4	107.5
Machinery and Equipment	888.6	892.1

	1,002.3	1,016.1
Less accumulated depreciation	765.9	759.4

	236.4	256.7
Construction in process	2.6	3.0

Property, plant and equipment, net	$239.0	$259.7

Depreciation expense associated with property, plant and equipment was $10.0 million and $10.9 million for the three months ended September 30, 2010, and 2009, respectively and $29.8 million and $30.5 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 5. Pension and Other Postemployment Benefit (OPEB) Plans
The following tables present the components of net periodic expense (benefit) of the Company’s Pension and OPEB plans:

	Pension Benefits		Other Benefits
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
(In Millions)	2010	2009	2010	2009
Service cost	$0.5	$0.6	$0.1	$0.1
Interest cost	2.0	2.9	0.5	0.6
Expected return on plan assets	(2.1)	(4.1)	—	—
Amortization of net loss (gain)	0.4	—	(1.2)	(2.4)
Amortization of actuarial transition obligation	—	—	—	(0.1)
Additional expense due to curtailments, settlements and terminations (see below)	0.2	—	—	—

Net periodic expense (benefit)	$1.0	$(0.6)	$(0.6)	$(1.8)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions)	2010	2009	2010	2009
Service cost	$1.5	$1.8	$0.3	$0.4
Interest cost	6.7	8.8	1.6	1.9
Expected return on plan assets	(8.2)	(12.2)	—	—
Amortization of net loss (gain)	1.1	(0.1)	(3.7)	(7.4)
Amortization of actuarial transition obligation	—	—	—	(0.3)
Additional expense (income) due to curtailments, settlements and terminations (see below)	29.6	0.5	(6.8)	—

Net periodic expense (benefit)	$30.7	$(1.2)	$(8.6)	$(5.4)

For the three months ended September 30, 2010, “Additional expense due to curtailments, settlements and terminations” in pension benefits includes an additional non-cash settlement expense of $0.2 million related to the first quarter reversion of our hourly pension plan.
For the nine months ended September 30, 2010, “Additional expense (income) due to curtailments, settlements and terminations” in pension benefits includes the reversion of our hourly pension plan in the first quarter of 2010 that yielded $43.6 million, net of excise tax, in net proceeds to us. The reversion resulted in a non-cash charge of $29.4 million ($15.6 million of previously deferred settlement losses and $13.8 million of enhanced termination benefits given to covered employees) and $10.9 million for federal excise tax levied on the gross amount of cash returned to the Company, all of which are recorded as a net expense of $40.3 million in impairments, restructuring charges and other items in our Statement of Operations. The final settlement of the plan will take place within the next year and could result in additional charges or additional income, but we don’t expect the amount to be material.
In addition to the $29.4 million of settlement charges included in the table above, our salary plan included $0.2 million in costs for special termination benefits.
For the nine months ended September 30, 2010, “Additional expense (income) due to curtailments, settlements and terminations” in other benefits includes the impact of post-retirement benefits that were terminated for a plant closing and a sold business. These terminations resulted in a non-cash curtailment gain of $7.0 million ($6.6 million recorded in discontinued operations and $0.4 million recorded in Impairments, restructuring charges, and other items), partially offset by $0.2 million of other expenses.
We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $0.6 million and $0.5 million for each of the three months ended September 30, 2010 and 2009, respectively and $1.7 million for each of the nine months ended September 30, 2010 and 2009. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan.

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
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(In Millions)	2010	2009
Brazil	$81.6	$67.7
India	12.8	7.1
Europe	7.3	2.2

Total recoverable non-income taxes	$101.7	$77.0

At September 30, 2010, a receivable of $59.6 million was included in current assets and $42.1 million was included in non-current assets and is expected to be recovered through 2012. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
NOTE 7. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers.
Changes in accrued product warranty costs for the periods ended September 30, 2010 and 2009 are summarized as follows:

	Nine Months	Nine Months
	Ended	Ended
(In Millions)	September 30, 2010	September 30, 2009

Balance at January 1,	$5.1	$6.6
Settlements made (in cash or in kind)	(3.6)	(4.1)
Current year accrual	4.2	3.6
Adjustments to preexisting warranties	—	(1.1)
Effect of foreign currency translation	—	0.3

Balance at September 30,	$5.7	$5.3

Warranty expense was $4.2 million and $2.8 million for the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, $4.9 million was included in current liabilities and $0.8 million was included in non-current liabilities. At December 31, 2009, $4.6 million was included in current liabilities and $0.5 million was included in non-current liabilities.
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

At the time of termination, we granted Chase and its affiliates a security interest in approximately $8.9 million, reduced to $7.4 million as of September 30, 2010, of cash collateral (the “Cash Collateral”), to secure all obligations under existing letters of credit issued by Chase ($4.6 million), a guarantee of availability of funds for ACH transactions by Chase ($2.0 million), derivative obligations with Chase ($0.4 million), and foreign subsidiary overdraft protection guarantees by Tecumseh to Chase ($0.4 million). The Cash Collateral will remain in a restricted account until these obligations are paid in full or they are replaced with third parties and is included in restricted cash and cash equivalents on our balance sheet. All other obligations of Tecumseh to Chase and its affiliates have been paid in full. Tecumseh Products will have no ability to withdraw, or have any other control over, the Cash Collateral, and acknowledged that Chase and its affiliates shall have sole control over the Cash Collateral.
We wrote off approximately $0.6 million of remaining deferred financing costs originally incurred in connection with this agreement. These costs were being amortized over the life of the agreement.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
In Europe, based upon exchange rates as of September 30, 2010, we have an unsecured, uncommitted discretionary credit facility of $2.7 million that expires on January 27, 2011. Historically we have been able to extend this facility when it expires, but such extension is at the discretion of the bank. Our borrowings under this facility, based the exchange rate as of September 30, 2010, totaled $2.7 million with no availability for additional borrowings. There are no restrictive covenants on this credit facility.
In Brazil, based upon the exchange rates as of September 30, 2010, we have uncommitted, discretionary revolving credit facilities with several local private Brazilian banks (most of which are guaranteed by the Brazilian government) for an aggregate maximum of $61.4 million, subject to a borrowing base formula computed on a monthly basis. These facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from November 18, 2010 through July 13, 2013. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, in their discretion, whether to make new advances with respect to each draw on such facility and there are no restrictive covenants on these credit facilities. Our borrowings under these facilities totaled $47.4 million based upon exchange rate as of September 30, 2010, with an additional $14.0 million available for borrowing, based on our accounts receivable and inventory balances and exchange rates as of September 30, 2010.
In India, based upon exchange rates as of September 30, 2010, we have an aggregate maximum of $15.3 million of revolving credit facilities subject to a borrowing base formula computed on a monthly basis and secured by land, building and equipment, inventories and receivables. The arrangements expire at various times from January 2011 through April 2011. Historically we have been able to renew these facilities when they expire, but such renewal is at the discretion of the banks. Our borrowings under these facilities, based the exchange rate as of September 30, 2010, totaled $13.8 million, and based on the exchange rate and our borrowing base as of September 30, 2010, we had an additional $1.5 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that permission must be received from the bank in order to dispose of certain assets.
Our consolidated borrowings under these arrangements totaled $63.9 million at September 30, 2010. Our weighted average interest rate for these borrowings was 6.1% for the nine months ended September 30, 2010 and 8.9% for the year ended December 31, 2009.
NOTE 9. Comprehensive Income (Loss)
A summary of comprehensive (loss) income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions)	2010	2009	2010	2009
Net loss	$(3.2)	$(14.1)	$(50.2)	$(62.9)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	19.6	18.0	5.6	53.3
Gain(Loss) on derivatives, net of tax	6.0	3.9	(3.1)	31.1

Total comprehensive income (loss)	$22.4	$7.8	$(47.7)	$21.5

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
We measure the fair value of the phantom stock units based upon the closing stock price of our Class A common stock on the last day of the reporting period. At September 30, 2010 and December 31, 2009, the closing stock price on our Class A common stock was $11.47 and $11.69 respectively.
We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of September 30, 2010 using the following assumptions:

	September 30, 2010	September 30, 2009
Risk-free interest rate	1.07-1.70%	2.93%
Dividend yield	0.0%	0.0%
Expected life (years)	4.4-6.3 years	5.4-6.8 years
Volatility	88.33%	91.65%
Since both the SARs and the phantom stock units are settled in cash rather than by issuing equity instruments; we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards. Total compensation expense related to the plan for the three months ended September 30, 2010 and 2009 was $0.4 million and $(1.9) million, respectively, and total compensation expense for the nine months ended September 30, 2010 and 2009 was $1.3 million and $(4.4) million respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The unrecognized compensation as calculated at September 30, 2010 and December 31, 2009 was $2.5 million and $2.1 million, respectively.
NOTE 11. Impairments, Restructuring Charges, and Other Items
The charges (gains) recorded as restructuring, impairment and other charges for three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(In Millions)	2010	2009	2010	2009
Legal Settlement	$—	$—	$7.3	$—
Environmental reserve on held-for-sale building	—	—	1.2	2.3
Severance, restructuring costs, and special termination benefits	0.7	1.1	1.7	5.5
Curtailment Gain	—	—	(0.4)	—
Settlement loss on the hourly pension plan reversion	0.2	—	29.4	—
Excise tax expense on proceeds from hourly retirement plan reversion	—	—	10.9	—
Impairment of Investment	—	1.0	0.3	1.0
Final settlement of previously terminated salary retirement plan, net of excise tax	—	—	(1.0)	—
Loss on transfer of surplus land	—	—	—	0.3
Impairment of prepaid outside sales expense	—	1.5	—	1.5

Total impairments, restructuring charges, and other items	$0.9	$3.6	$49.4	$10.6

Impairments, Restructuring Charges, and Other Items for the third quarter of 2010 include $0.7 million related to severance associated with a reduction in force at our Brazilian ($0.1 million) and Corporate ($0.6 million) locations; and a $0.2 million non-cash settlement charge related to the reversion of our hourly pension plan (as more fully described in Note 5 of the notes to consolidated financial statements).
Impairments, Restructuring Charges, and Other Items for the third quarter of 2009 include severance payments associated with a reduction in force at our Brazilian ($1.0 million) and Corporate ($0.1 million) locations; and $1.0 million related to the impairment of an investment; and a $1.5 million write-off of pre-paid expenses for outside sales support.
For the nine months ended September 30, 2010, Impairments, Restructuring Charges, and Other Items include a legal settlement of $7.3 million; an environmental reserve increase of $1.2 million; a curtailment gain of $0.4 million; the non-cash settlement charges and excise tax related to the reversion of our hourly pension plan (as more fully described in Note 5 of the notes to consolidated financial statements); impairment of an investment, and severance payments associated with a reduction in force at our Brazilian ($0.6 million) and Corporate ($1.1 million) locations. In addition, a final settlement gain of $1.0 million, net of excise tax, was received in February 2010 from our previous salaried pension plan that was terminated in 2008.
Impairments, Restructuring Charges, and Other Items for the nine months ended September 30, 2009 include severance payments, payroll taxes and other benefit-related costs associated with a reduction in force at our Brazilian ($3.7 million), North American ($1.2 million) and Indian ($0.6 million) locations, the environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility (as more fully described in Note 15 of the notes to consolidated financial statements); the impairment of an investment, and a write-off of pre-paid expenses for outside sales support.
The following table reconciles cash activities for the nine months ended September 30, 2010 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Excise Tax	Legal	Other	Total
Balance at January 1, 2010	$9.7	$—	$—	$1.8	$11.5
Accruals	1.3	10.9	7.3	1.2	20.7
Payments	(10.4)	(10.9)	(7.3)	(0.5)	(29.1)

Balance at September 30, 2010	$0.6	$—	$—	$2.5	$3.1

The severance reserve established in the last quarter of 2009 represents the remaining payments to be made related to our European reduction in force and is expected to be paid in the first quarter of 2011. The excise tax on the pension reversion was paid in the second quarter and the legal accrual was paid in the third quarter. The environmental reserve (included in other) established in the first quarter of 2009, increased $1.2 million in 2010 and represents estimated costs associated with remediation activities at our former Tecumseh, Michigan facility, and is expected to be paid over the next 15-21 months.
NOTE 12. Income Taxes
We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur. We adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. For periods ending in 2010, we calculated our tax provision based on the estimate of the annual effective tax rate. Prior to the current year, a reliable estimate of U.S. ordinary income was not available so a discrete period computation was used. The switch from the discrete method to the effective method did not have an impact for the nine months ended September 30, 2010.
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
For the three months ended September 30, 2010, we reported a loss from continuing and discontinued operations and income in other comprehensive income (“OCI”) in U.S. jurisdictions. The consolidated statement of operations reflects a $2.8 million income tax benefit from continuing operations for the three months ended September 30, 2010. This tax benefit is comprised of benefits of $0.9 million in foreign taxes and $1.9 million in U.S. federal taxes. The $1.2 million in tax benefit from continuing operations for the third quarter of 2009 is comprised of an expense of $7.0 million in foreign taxes (including the establishment of a valuation allowance of $5.0 million) and a benefit of $8.2 million in U.S. federal taxes.

For the nine months ended September 30, 2010, we recorded a tax benefit of $4.7 million from continuing operations. This tax benefit is comprised of $0.2 million in foreign tax expense and a tax benefit of $4.9 million in U.S. federal taxes. The $14.9 million in tax benefit recorded against continuing operations for the nine months ended September 30, 2009 represented a tax benefit of $8.7 million for U.S. federal taxes, a tax benefit of $4.7 million for foreign taxes, and a tax benefit of $1.5 million for state taxes. The state tax benefit was the result of a change in tax law.
The receipt of $54.5 million in gross proceeds from the reversion of our hourly retirement plan in the first quarter of 2010 generated a tax gain that was fully offset for federal tax purposes by our NOL carryforwards.
At September 30, 2010 and December 31, 2009, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions, specifically the U.S., Brazil, France and India, in which we believe it is not more likely than not that the deferred taxes will be realized.
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
The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of September 30, 2010.

	Total Fair
(In Millions)	Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$4.7	$—	$4.7	$—
Foreign currency derivatives	4.5	—	4.5	—

Balance as of September 30, 2010	$9.2	$—	$9.2	$—

The following table presents the changes in Level 3 assets for the nine months ended September 30, 2010:

	Auction Rate	Auction Rate
(In Millions)	Certificates	Securities Rights
Balance at January 1, 2010	$3.9	$0.2
Payments on principal	(4.2)	—
Gains (losses) included in investment income	0.3	(0.2)

Balance at September 30, 2010	$—	$—

We sold our investment in our Auction Rate Certificate (ARC) and Auction Rate Securities Right (ARSR) that were previously classified as level 3 assets in the second quarter of 2010.

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
Our hedging activities involve the use of foreign currency forward exchange contracts and options; we also use commodity forward and futures contracts. These contracts, other than commodity forward contracts, are designated as cash flow hedges. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and commodity price fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved, and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian Real, the Euro, and the Rupee, against the U.S. dollar.
Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flow method and records changes in the options’ fair value to other comprehensive income to the degree they are effective.
At September 30, 2010 and December, 31 2009, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The notional amount outstanding of forward contracts designated as cash flow hedges was $61.8 million and $59.9 million at September 30, 2010 and December 31, 2009, respectively.
The following table presents the fair value of the Company’s derivatives designated as hedging instruments in our consolidated balance sheet as of September 30, 2010 and December 31, 2009:

	Asset (Liability) Derivatives
	September 30, 2010		December 31, 2009
	Financial		Financial
(In Millions)	Position Location	Fair Value	Position Location	Fair Value
Derivatives designated as hedging instruments
Commodity futures contracts	Fair value of hedge (asset)	$4.7	Fair value of hedge (asset)	$5.4
Commodity futures contracts	Fair value of hedge (liability)	—	Fair value of hedge (liability)	(0.4)
Foreign currency derivatives	Fair value of hedge (asset)	4.5	Fair value of hedge (asset)	5.8
Foreign currency derivatives	Fair value of hedge (liability)	—	Fair value of hedge (liability)	(0.2)

Total derivatives designated as hedging instruments		$9.2		$10.6

The following table presents the impact of derivatives designated as hedging instruments on our consolidated financial statements for the three and nine months ended September 30, 2010 and 2009:

			Location of
			Gain (Loss)
	Amount of Gain (Loss)		Reclassified	Amount of Gain (Loss)
	recognized in OCI (effective		from AOCI	Reclassified from AOCI into
	Portion)		into Income	Income (Effective Portion)
(In Millions)	September 30,	September 30,	(Effective	September 30,	September 30,
Three Months Ended	2010	2009	Portion)	2010	2009
Commodity futures contracts	$4.1	$(5.5)	Cost of sales	$2.0	$1.4
Foreign currency derivatives	5.9	11.6	Net sales	0.9	0.2

Total	$10.0	$6.1		$2.9	$1.6

	September 30,	September 30,		September 30,	September 30,
Nine Months Ended	2010	2009		2010	2009
Commodity futures contracts	$4.2	$10.5	Cost of sales	$5.4	$(2.5)
Foreign currency derivatives	4.5	26.4	Net sales	5.6	(6.1)

Total	$8.7	$36.9		$11.0	$(8.6)

			Location of
			Gain (Loss)
	Amount of Gain (Loss)		Reclassified	Amount of Gain (Loss)
	recognized in OCI (Ineffective		from AOCI	Reclassified from AOCI into
	Portion)		into Income	Income (Ineffective Portion)
(In Millions)	September 30,	September 30,	(Ineffective	September 30,	September 30,
Three Months Ended	2010	2009	Portion)	2010	2009
Commodity futures contracts	$—	$(0.4)	Cost of sales	$—	$0.3
Foreign currency derivatives	—	—	Net sales	—	—

Total	$—	$(0.4)		$—	$0.3

	September 30,	September 30,		September 30,	September 30,
Nine Months Ended	2010	2009		2010	2009
Commodity futures contracts	$—	$0.6	Cost of sales	$—	$0.6
Foreign currency derivatives	—	—	Net sales	—	—

Total	$—	$0.6		$—	$0.6

As of September 30, 2010, there were no contracts that were deemed ineffective.
NOTE 15. Commitments and Contingencies
Accounts Receivables
A portion of accounts receivable at our Brazilian and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discounted receivables sold with limited recourse were $17.6 million and $21.2 million at September 30, 2010 and December 31, 2009, respectively, and the average discount rate including both with and without recourse was 7.2% and 11.6%, respectively.
Purchase Commitments
As of December 31, 2009, we had $19.1 million of noncancelable purchase commitments with some suppliers for materials and supplies in the normal course of business. There has been no material change as of September 30, 2010.
Letters of Credit
We issue letters of credit in the normal course of business, as required by some vendor contracts. We have $4.6 million and $4.9 million in outstanding letters of credit at September 30, 2010 and December 31, 2009, respectively.

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
U.S. Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (“RICO”) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 65 class action matters in all 50 states, the District of Columbia, and Puerto Rico asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We have joined the joint defense group with other lawnmower and component manufacturers who are defendants. In the fourth quarter of 2009, a conceptual offer by a group of the defendants, including Tecumseh, of $51.0 million was accepted in principle with the actual settlement terms to be negotiated. On February 24, 2010, Tecumseh, along with the other settling defendants, executed a settlement agreement (the “group settlement”) with plaintiffs resolving claims against the group of settling defendants in exchange for a group payment of $51 million, a one-year warranty extension for qualifying class members and injunctive relief regarding future lawnmower engine labeling practices. On February 26, 2010, the Court entered an Order preliminarily approving the group settlement, certifying the settlement class, appointing settlement class counsel and staying proceedings against the settling defendants. The settlement class consists of all persons or entities in the United States who, beginning January 1, 1994, up to the date when notice of the preliminary approval was published (April 12, 2010) purchased, for their own use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant. On June 22, 2010, the Court conducted a hearing to determine the fairness, reasonableness and adequacy of the group settlement and to determine whether the group settlement and the settlements plaintiffs reached with other defendants should be finally approved and a final judgment entered. The Court heard argument from objectors to the settlements and the parties to the settlements. On August 16, 2010, the District Court entered orders approving each of the settlements. A number of objectors have filed appeals regarding the settlement approval orders and other related orders in the United States Court of Appeals for the Seventh Circuit, and these appeals remain pending. We believe that it is probable that we will achieve final settlement and Tecumseh has paid $3.1 million of its allocable portion of approximately $6.2, and the balance has been reserved.
Canadian Horsepower label litigation
On March 19, 2010 Robert Foster and Murray Davenport filed a lawsuit under the Class Proceedings Act in the Ontario Superior Court of Justice against us and several other defendants (including Sears Canada Inc., Sears Holdings Corporation, John Deere Limited, Platinum Equity, LLC, Briggs & Stratton Corporation, Kawasaki Motors Corp., USA, MTD Products Inc., The Toro Company, American Honda Motor Co., Electrolux Home Products, Inc., Husqvarna Consumer Outdoor Products N.A., Inc. and Kohler Co.), alleging that defendants conspired to fix prices of lawnmowers and lawn mower engines in Canada, to lessen competition in lawnmowers and lawn mower engines in Canada, and to mislabel the horsepower of lawnmower engines and lawnmowers in violation of the Canadian Competition Act, civil conspiracy prohibitions and the Consumer Packaging and Labelling Act. Plaintiffs seek to represent a class of all persons in Canada who purchased, for their own use and not for resale, a lawnmower containing a gas combustible engine of 30 horsepower or less provided that either the lawnmower or the engine contained within the lawnmower was manufactured and/or sold by a Defendant or their predecessors between January 1, 1994 and the date of judgment. Plaintiffs seek undetermined money damages, punitive damages, interest, costs and equitable relief. In addition, Snowstorm Acquisition Corporation and Platinum Equity, LLC, the purchasers of Tecumseh Power Company and its subsidiaries and Motoco a.s. in November 2007, have notified us that they claim indemnification with respect to this lawsuit under our Stock Purchase Agreement with them.

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
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities, the amnesty grants do not extend to civil actions brought by private plaintiffs. The public disclosure of these investigations has resulted in class action lawsuits filed in Canada and numerous class action lawsuits filed in the United States, including by both direct and indirect purchaser groups. All of the U.S. actions have been transferred to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings under Multidistrict Litigation (“MDL”) procedures.
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
Under the terms of the Settlement Agreement, in exchange for plaintiffs’ full release of all U.S. direct-purchaser claims against Tecumseh relating to the Covered Products, Tecumseh agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $250,000 for notice and administrative costs associated with administering the settlement. These costs were accrued as an expense in the second quarter ended June 30, 2010 in the line item captioned “Impairments, restructuring charges, and other items”. Tecumseh also agreed to assist plaintiffs in obtaining the Court’s approval of the settlement and to share with plaintiffs information relating to the anti-competitive conduct alleged in the action. If the Court refuses to approve the Settlement Agreement or if the Settlement Agreement is modified or set aside on appeal, plaintiffs and Tecumseh each may rescind the Settlement Agreement and the settlement amount will be returned to Tecumseh. In addition, if Tecumseh customers representing a significant percentage of purchases of Covered Products choose not to participate in the settlement (opt-out), Tecumseh has the right under certain circumstances to withdraw from the Settlement Agreement and have the settlement funds returned.
In the United States, the remaining indirect purchaser class actions are in a preliminary stage. A consolidated amended complaint was filed on June 30, 2010. Tecumseh filed a motion to dismiss the indirect purchaser class action on August 30, 2010. The briefing on that motion is still pending.

Persons who engage in price-fixing in violation of U.S. antitrust law generally are jointly and severally liable to private claimants for three times the actual damages caused by the joint conduct. As a conditional amnesty recipient, however, Tecumseh’s civil liability will be limited pursuant to the Antitrust Criminal Penalty Enhancement and Reform Act of 2004, as amended (“ACPERA”). As long as Tecumseh continues to cooperate with the civil claimants and complies with the requirements of ACPERA, we will be liable only for actual, as opposed to treble, damages and will not be jointly and severally liable for claims against other participants in the alleged anticompetitive conduct being investigated.
In Canada, the class actions are in a preliminary stage. Due to uncertainty of our liability in these cases, or other cases that may be brought in the future; we have not accrued any liability in our financial statements, other than for the claims subject to the Settlement Agreement. Our ultimate liability, if any, or the amount of any potential future settlements or resolution of these claims could be material to our financial position, consolidated results of operations and cash flows.
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
Platinum
On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Exchange Act, Common Law Fraud and Negligent Misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washers and augers, among other applications. Snowstorm seeks unspecified compensatory and punitive damages and a declaratory judgment that Tecumseh Products is obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An Answer on behalf of Tecumseh Products Company was filed on January 27, 2010. On January 20, 2010, Alix Partners, LLP, AP Services LLC and James Bonsall filed a Motion to Dismiss Snowstorm’s complaint in its entirety. On September 21, 2010, the United States District Court for the District of Delaware issued an Opinion and Order granting in part, and denying in part, Alix Partners, LLP, AP Services LLC and James Bonsall’s Motion to Dismiss. In addition, Alix Partners, LLP, AP Services LLC, and James Bonsall allege that Tecumseh Products is obligated to defend and indemnify them in connection with this lawsuit. We intend to vigorously defend the lawsuit. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
Environmental Matters
At September 30, 2010 and December 31, 2009 we had accrued $3.2 million and $2.7 million, respectively for environmental remediation. Included in the September 30, 2010 balance was an accrual of $2.5 million, which is reflective of remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. This estimate included an increase of $1.2 million in the second quarter of 2010 as a result of additional work required by the United States Environmental Protection Agency (“USEPA”) as required by the Agreed Order of Consent between USEPA and Tecumseh approved on June 22, 2010. Remediation efforts are ongoing, most of which will be completed in the next 15 to 21 months while monitoring activities are anticipated to be completed by the end of 2014.
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2008, the remainder of the work required by the WDNR was completed subject to two years of monitoring to be completed by the end of October 2009. The monitoring results showed no contamination in the building except for one small area which showed values that exceeded initial values sought by the WDNR. At September 30, 2010 and December 31, 2009, we had accrued $0.4 million and $0.2 million, respectively for the total estimated cost associated with the investigation and remediation of the on-site contamination.

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
EXECUTIVE SUMMARY
In addition to the relative competitiveness of our products, our business is significantly influenced by several specific economic factors: the strength of the overall global economy, which can have a significant impact on our sales; the drivers of product cost, especially the price of copper and steel; and the relative value against the U.S. dollar of those foreign currencies of countries where we operate.
Economy
With respect to global economic activity, the recent global recession precipitated by the financial crisis had a detrimental effect on our sales in the first three quarters of 2009. In the first three quarters of 2010, sales increased due to stronger economic conditions and higher availability of credit. Exclusive of the effects of currency translation, overall, sales in the first three quarters of 2010 across all product lines were approximately 28.2% higher than the first three quarters of 2009 (3.9% in the third quarter of 2010 compared to the third quarter of 2009). While the recent increases in order activity suggest that sales have improved compared to 2009, we cannot currently project whether market conditions will improve on a sustained or significant basis.

Commodities
Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. From January 1 to September 30, 2010, market copper prices increased by 10.4%. The average market cost of copper in the third quarter of 2010 was 23.6% higher than the average market cost in the third quarter of 2009. After consideration of our hedge positions during the third quarter of 2010 and 2009, our average cost of copper in the third quarter of 2010 was 4.4% lower in our results of operations when compared to the third quarter of 2009. The average market cost of copper in the first three quarters of 2010 was 54.1% higher than the average market cost in the first three quarters of 2009. After consideration of our hedge positions during the first three quarters of 2010 and 2009, our average cost of copper in the first three quarters of 2010 was 6.0% lower in our results of operations when compared to the first three quarters of 2009, primarily due to the prices under our 2009 hedging agreements.
From January 1 to September 30, 2010, prices for the types of steel utilized in our products increased by 6.6%. The average market cost of steel in the third quarter of 2010 was 11.6% higher than the average cost in the third quarter of 2009. The average market cost of steel in the first three quarters of 2010 was 18.7% higher than the average cost in the first three quarters of 2009.
We have been proactive in addressing the volatility of these costs, including executing forward purchase and futures contracts, as of September 30, 2010, that cover approximately 59.4% of our remaining anticipated copper usage in the fourth quarter of 2010. Renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
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
Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2011. Similar to copper and steel, but to a much lesser degree, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts in the third quarter of 2010 that cover 19% of our projected usage in 2011.
We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments and modified pricing structures with our customers, where available, to allow us to recover our costs in the event that the prices of commodities escalate in a manner similar to what we experienced in the first three quarters of 2010, although we have not materially changed our prices in 2010 so far.
Currency Exchange
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first three quarters of 2010 and 2009, approximately 81% and 79%, respectively, of our compressor sales activity took place outside the United States, primarily in Brazil, France, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, including the Brazilian Real, the Euro and the Indian Rupee. Due to our significant manufacturing and sales presence in Brazil, changes in the Brazilian Real have had a significant impact on our results of operations when compared to prior periods. In the first three quarters of 2010, the Brazilian Real strengthened against the dollar by 14.1% compared to the first three quarters of 2009. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report. We are continuing to execute strategies to continue to shift production to low cost countries such as India.
Liquidity
We have received and expect to receive further cash inflows from taxes through the end of 2010. We received approximately $43.6 million, net of excise tax, from the reversion of our over-funded hourly pension plan in the first quarter of 2010 and $1.7 million in U.S. tax refunds in the second quarter of 2010. In addition, based on historical payment pattern of the Brazilian tax authorities, and based on the U.S. dollar to Real exchange rate as of September 30, 2010, we expect to recover approximately $39.5 million of the $81.6 million outstanding refundable taxes in Brazil before the end of 2010. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment. We also expect an additional U.S. income tax refund of $1.4 million; however the timing of receipt is uncertain.

Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly challenges related to global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first three quarters of 2010, we used $41.9 million of cash flow in operations, which included the net inflow after payment of the excise tax of $43.6 million related to the reversion of the hourly pension plan. While we expect continued improvement as our restructuring activities take effect, we still may not generate cash from normal operations unless further restructuring activities are implemented and/or economic conditions improve.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009
A summary of our operating results as a percentage of net sales is shown below:

	Three Months Ended September 30,
(Dollars In Millions)	2010	%	2009*	%

Net sales	$221.6	100.0%	$211.3	100.0%
Cost of sales and operating expenses	196.9	88.9%	192.3	91.0%

Gross Profit	24.7	11.1%	19.0	9.0%
Selling and administrative expenses	27.5	12.4%	29.6	14.0%
Impairments, restructuring charges, and other items	0.9	0.4%	3.6	1.7%

Operating loss	(3.7)	(1.7)%	(14.2)	(6.7)%
Interest expense	2.4	1.0%	3.0	1.4%
Interest income and other, net	0.3	0.1%	0.5	0.2%

Loss from continuing operations before taxes	(5.8)	(2.6)%	(16.7)	(7.9)%
Tax benefit	2.8	1.3%	1.2	0.6%

Net loss from continuing operations	$(3.0)	(1.3)%	$(15.5)	(7.3)%

*	The Paris Tennessee operation reclassification decreases net loss from continuing operations, net of tax, by $0.7 million for the quarter ended September 30, 2009.
Net sales in the third quarter of 2010 increased $10.3 million, or 4.9%, versus the same period of 2009. Excluding the increase in sales due to the effect of changes in foreign currency translation of $2.1 million, net sales increased by 3.9% from the third quarter of 2009. Sales of compressors used in commercial refrigeration and aftermarket applications increased by $12.3 million, or 12.1%, when compared to the third quarter of 2009. For the commercial refrigeration and aftermarket business, sales increases were primarily driven by volume increases due to stronger economic conditions as well as higher shipments to customers as they too increased inventory balances to better reflect current sales levels. The sales of compressors used in household refrigeration and freezer (“R&F”) applications declined by $17.5 million, or 24.1%, versus the same period of 2009, primarily due to volume decreases due to decreased demand by consumers in our Brazilian market as they brought their own inventories in line with lower volumes. Sales of compressors for air conditioning applications and all other applications increased by $15.5 million, or 40.9%, primarily due to volume increases and customers beginning to increase their inventory levels based upon their current forecasted demands.
Gross profit increased by $5.7 million from $19.0 million, or 9.0%, in the third quarter of 2009 to $24.7 million, or 11.1%, in the third quarter of 2010. The increase in gross profit in the third quarter of 2010 included the effect of volume and sales mix increases of $4.6 million and $10.7 million, respectively, as compared to the same quarter of 2009, including the effect of higher sales on fixed costs and the effect of the sales increase being primarily attributable to higher margin compressors for commercial refrigeration and air conditioning products. Changes in other raw material costs of $1.0 million also had favorable impact on gross profit as compared to the same quarter of 2009. In contrast, unfavorable changes in commodity costs of $4.4 million, productivity of $0.7 million, currency of $3.0 million and lower pension and OPEB credits of $2.5 million in the current quarter reduced gross profit by $10.6 million.

Selling and administrative (“S&A”) expenses decreased by $2.1 million from $29.6 million in the third quarter of 2009 to $27.5 million in the third quarter of 2010. As a percentage of net sales, S&A expenses were 12.4% in the third quarter of 2010 compared to 14.0% in the third quarter of 2009. Professional fees decreased by $2.3 million due to a reduction in professional fees outside the ordinary course of business incurred in the prior year. Payroll, benefits and other related employee expenses decreased by $0.8 million as a result of our continued restructuring efforts. All other selling and administrative expenses increased by $1.0 million for the quarter.
We recorded expense of $0.9 million in impairments, restructuring charges, and other items in the third quarter of 2010 compared to $3.6 million in the same period of 2009. In the third quarter of 2010, these expenses included $0.7 million related to severance costs associated with a reduction in force at our Brazilian ($0.1 million) and corporate ($0.6 million) locations and $0.2 million in non-cash settlement charges related to the reversion of our hourly pension plan. For a more detailed discussion of these charges, refer to Notes 5 and 11 of the notes to the consolidated financial statements in Item 1 of this report.
Interest expense was $2.4 million in the third quarter of 2010 compared to $3.0 million in the same period of 2009. The weighted average interest rate on discounted accounts receivable decreased from 8.7% for the quarter ended September 30, 2009 to 7.3% for the quarter ended September 30, 2010, on lower balances being discounted, partially offset by higher debt balances with a weighted average interest rate of 7.3% at September 30, 2010 compared to 8.9% at September 30, 2009.
Interest income and other income, net was $0.3 million in the third quarter of 2010 compared to $0.5 million in the third quarter of 2009, primarily reflecting lower interest rates and lower levels of cash and short-term investments held in 2010.
Our results of operations reflect a $2.8 million income tax benefit from continuing operations for the third quarter of 2010 and $1.2 million for the third quarter of 2009. For further discussion of the factors that affect our tax benefits and expenses, refer to Note 12, “Income Taxes,” of the Notes to the consolidated financial statements in Item 1 of this report.
Net loss from continuing operations for the quarter ended September 30, 2010 was $3.0 million, or $0.16 per share, as compared to $15.5 million, or $0.84 per share, in the same period of 2009. The change was primarily the result of sales increases in the current quarter, and other factors as discussed above.
Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009
A summary of our operating results as a percentage of net sales is shown below:

	Nine Months Ended September 30,
(Dollars In Millions)	2010	%	2009*	%

Net sales	$709.6	100.0%	$526.3	100.0%
Cost of sales and operating expenses	625.2	88.1%	493.8	93.8%

Gross Profit	84.4	11.9%	32.5	6.2%
Selling and administrative expenses	85.6	12.1%	95.3	18.1%
Impairments, restructuring charges, and other items	49.4	6.9%	10.6	2.0%

Operating loss	(50.6)	(7.1)%	(73.4)	(13.9)%
Interest expense	8.0	1.1%	8.0	1.5%
Interest income and other, net	0.9	0.1%	1.9	0.3%

Loss from continuing operations before taxes	(57.7)	(8.1)%	(79.5)	(15.1)%
Tax benefit	4.7	0.7%	14.9	2.8%

Net loss from continuing operations	$(53.0)	(7.4)%	$(64.6)	(12.3)%

*	The Paris Tennessee operation reclassification increases net loss from continuing operations, net of tax, by $0.6 million for the nine months ended September 30, 2009.
Net sales in the first three quarters of 2010 increased $183.3 million, or 34.8%, versus the same period of 2009. Excluding the increase in sales due to the effect of changes in foreign currency translation of $34.8 million, net sales increased by 28.2% from the first three quarters of 2009. Sales of compressors used in commercial refrigeration and aftermarket applications increased by $95.2 million, or 37.1%, when compared to the first three quarters of 2009. For the commercial refrigeration and aftermarket business, sales increases were primarily driven by volume increases due to stronger economic conditions as well as higher shipments to customers as they too increased inventory balances to better reflect current sales levels. The increase in sales of compressors used in household refrigeration and freezer (“R&F”) applications was $28.5 million, or 16.9%, versus the same period of 2009, primarily due to higher units sold. Sales for R&F product were also substantially affected by the stronger global economic conditions, as credit became available compared to 2009. Sales of compressors for air conditioning applications and all other applications also increased by $59.6 million, or 58.9%, primarily due to volume increases caused by unusually hotter and more humid weather in our Brazilian market along with customers beginning to increase their inventory levels based upon their current forecasted demands.

Gross profit increased by $51.9 million from $32.5 million, or 6.2%, in the first three quarters of 2009 to $84.4 million, or 11.9%, in the first three quarters of 2010. The increase in gross profit in the first three quarters of 2010 included the effect of volume and sales mix increases of $31.6 million and $13.6 million, respectively, as compared to the same period of 2009, including the effect of higher sales on fixed costs. Changes in commodity costs of $0.9 million, productivity of $11.0 million, other raw material purchases of $4.8 million, and currency of $0.9 million, also had favorable impacts on gross profit as compared to the same period of 2009. In contrast, items that were favorable to the first three quarters of 2009 results did not recur in the first three quarters of 2010. These include a favorable change in estimate for warranty claims of $2.3 million and a favorable litigation settlement of $1.0 million. We also recorded $6.1 million lower pension and OPEB credits in the first three quarters of 2010. The effect of all other income and expense items included in gross profit was unfavorable to 2010 results by $1.5 million.
Selling and administrative (“S&A”) expenses decreased by $9.7 million from $95.3 million in the first three quarters of 2009 to $85.6 million in the first three quarters of 2010. As a percentage of net sales, S&A expenses were 12.1% in the first three quarters of 2010 compared to 18.1% in the same period of 2009, primarily due to increased sales. Professional fees decreased by $7.6 million due to a reduction in professional fees outside the ordinary course of business incurred in the prior year. Payroll, benefits and other related employee expenses decreased by $5.0 million as a result of our continued restructuring efforts and termination of our previous CEO. All other selling and administrative expenses increased in the aggregate by $2.9 million.
We recorded expense of $49.4 million in impairments, restructuring charges, and other items in the first three quarters of 2010 compared to $10.6 million in the same period of 2009. In the first three quarters of 2010, these expenses included $40.3 million in expenses related to the reversion of our hourly pension plan, primarily settlement losses, increased benefits costs and excise tax on the proceeds from the reversion, $7.3 million in expenses related to settlement of a portion of our anti-trust litigation, $1.2 million for additional estimated environmental costs associated with remediation activities at our former Tecumseh, Michigan facility, $1.7 million related to severance associated with the reduction in force at our Brazilian ($0.6 million) and Corporate ($1.1 million) locations, and a $0.3 million impairment of an investment, partially offset by a $1.0 million gain from our previous salaried pension plan that was terminated in 2008 and a $0.4 million curtailment gain. For a more detailed discussion of these charges, refer to Note 11 and 15 of the notes to the consolidated financial statements in Item 1 of this report.
Interest expense was $8.0 million in the first three quarters of 2010 compared to $8.0 million in the same period of 2009. The weighted average interest rate on discounted accounts receivable decreased from 9.9% for the nine months ended September 30, 2009 to 7.2% for the nine months ended September 30, 2010, on lower balances being discounted. This decrease in factoring was offset by an increase in foreign debt borrowings. The weighted average interest rate on debt at September 30, 2010 was 6.1% compared to 9.4% at September 30, 2009. The decrease in debt interest rate is the result of new loans that were put in place in Brazil at an interest rate of 4.5%. We are using these new loans in addition to factoring programs to take advantage of the lower interest rate. In addition, amortization of $0.6 million deferred financing costs originally incurred in connection with our credit agreement were expensed upon termination of our credit agreement in the second quarter of 2010.
Interest income and other income, net was $0.9 million in the first three quarters of 2010 compared to $1.9 million in the first three quarters of 2009, primarily reflecting lower interest rates, partially offset by the higher average levels of cash and short-term investments held in 2010.
Our results of operations reflect a $4.7 million income tax benefit from continuing operations for the nine months ended September 30, 2010 and $14.9 million for the nine months ended September 30, 2009. For further discussion of the factors that affect our tax benefits and expenses, refer to Note 12, “Income Taxes,” of the Notes to the consolidated financial statements in Item 1 of this report.
Net loss from continuing operations for the nine months ended September 30, 2010 was $53.0 million, or $2.87 per share, as compared to $64.6 million, or $3.50 per share, for the nine months ended September 30, 2009. The change was primarily the result of sales increases in the current year, partially offset by the hourly pension plan reversion and the excise taxes on the proceeds from the reversion of $40.3 million, the legal settlement of $7.3 million and environmental expenses of $1.2 million, and other factors as discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, when available, borrowings under available foreign credit facilities and cash inflows related to taxes. In addition, we believe that factoring our receivables is an alternative way of freeing up working capital and providing sufficient cash to pay off debt that may mature within a year.
A substantial portion of our operating income is generated by foreign operations. In those circumstances, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. While there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions, we are focusing on our global treasury strategy to allow us to transfer cash around the world in a cost efficient manner. We have implemented a portion of our strategy and expect to complete it in the fourth quarter of 2010. We plan to review a longer term solution in 2011 to allow us to move cash seamlessly around the world in a cost efficient manner.
Cash Flow
In the first three quarters of 2010, cash used in operations amounted to $41.9 million as compared to $10.8 million of cash used in operations in the first three quarters of 2009. A significant element of the change in cash in the first three quarters was the net proceeds of $43.6 million (after payment of excise tax) realized from the reversion of our hourly pension plan. A significant use of cash was for increased working capital and our net loss of $50.2 million plus the non-cash impacts of the settlement charges of the hourly pension plan reversion of $29.4 million, depreciation of $29.8 million, write off of debt issuance costs of $1.1 million, investment impairment of $0.4 million, loss on disposal of property and equipment of $0.6 million and share-based compensation of $1.3 million, partially offset by a deferred tax benefit of $6.6 million, and the curtailment of our post retirement benefits of $7.0 million.
With respect to working capital, inventory levels were higher primarily due to increased sales and because inventory days on hand increased by fourteen days compared to December 31, 2009, resulting in a use of cash of $38.5 million for the nine months ended September 30, 2010. The increase in inventory days on hand of fourteen days compared to December 31, 2009 is due in part to timing of purchases to accommodate our supplier’s holiday shutdown schedules and our increased in-transit inventory into North America from our foreign subsidiaries (which require longer lead times) as a result of our continued implementation of our best cost strategy.
Increased accounts receivable was a use of cash of $56.0 million during the quarter primarily as a result of our increased sales over the prior year, lower sales toward the end of the fourth quarter of 2009 compared to the third quarter of 2010, and an increase in days sales outstanding of fifteen days compared to December 31, 2009, primarily due to lower discounting of receivables in Brazil. The increase in day sales is due in part to our cash management strategy of reducing our accounts receivable discounting programs in our Brazilian operations and instead using government sponsored credit lines, which have a lower interest rate.
Payables and accrued expenses increased by $28.2 million mainly as a result of increased purchases of inventories and an increase in payable days outstanding of five days compared to December 31, 2009.
Recoverable non-income taxes were a net use of cash of $21.7 million primarily for additional receivables recorded for non-income taxes in foreign jurisdictions.
Employee retirement benefits were a use of cash of $5.6 million for year to date contributions and activity relating to our retiree medical plans.
Cash used by investing activities was $6.7 million in the first three quarters of 2010 as compared to cash used in investing activities of $18.0 million for the same period of 2009. The 2010 use of cash in investing activities is primarily related to an increase in restricted cash funds of $8.9 million to secure obligations as a result of terminating our U.S. line of credit partially offset by the release of $1.5 million of the restricted funds in the third quarter, and $1.7 million of cash that became available to fund our 401(k) matching contributions. In addition, capital expenditures of $5.3 million were incurred in the first three quarters of 2010. We also received $4.1 million upon maturity of a long term investment. Cash used in investing activities in 2009 was primarily due to $13.3 million of working capital settlement made to the purchaser of our former Engine & Powertrain business, $5.7 million of capital expenditures and a $0.2 million change in long term investments, partially offset by $1.2 million of formerly restricted cash that became available to fund our 401(k) matching contributions.

Cash provided by financing activities was $30.7 million in the first three quarters of 2010 compared to $3.0 million used in financing activities for the same period of 2009. The increase in borrowings in the first three quarters of 2010 compared to the first three quarters of 2009 is mainly due to our cash management strategy of reducing our accounts receivable discounting programs in our Brazilian operations and instead using government sponsored credit lines, which have a lower interest rate.
Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and cash inflows related to taxes, when available, we use foreign bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our capital expenditures and working capital requirements and, when necessary, to address operating losses. For the three and nine months ended September 30, 2010 and the full year ended December 31, 2009, our average outstanding debt balance was $62.6 million, $45.1 million and $34.8 million, respectively. The weighted average interest rate was 7.3% and 6.1% for the three and nine months ended September 30, 2010 and 8.9% for the year ended December 31, 2009.
As of September 30, 2010, our cash and cash equivalents on hand was $70.8 million. Our borrowings under current credit facilities at foreign subsidiaries totaled $63.9 million at September 30, 2010, with an uncommitted additional borrowing capacity of $15.5 million. For a more detailed discussion of our foreign credit facilities, refer to Notes 8 to the consolidated financial statements in Item 1 of this report. Any cash we hold that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with JPMorgan Chase Bank, N.A. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.
Cash inflows related to taxes
We expect to receive refunds of outstanding refundable Brazilian non-income taxes. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian Real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Currently, based on the historical payment pattern of the Brazilian tax authorities, and based on the U.S. dollar to Real exchange rate as of September 30, 2010, we expect to recover approximately $39.5 million of the $81.6 million outstanding refundable taxes in Brazil before the end of 2010. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment.
In the third quarter of 2009, we filed amended United States income tax returns, which we expect will yield an additional tax refund of $1.4 million; however timing of receipt is uncertain.
Accounts Receivable Sales
Our Brazilian and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $32.0 million and $43.3 million at September 30, 2010 and December 31, 2009, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $17.6 million and $21.2 million as of September 30, 2010 and December 31, 2009, respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $121.0 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility.
Adequacy of Liquidity Sources
In the near term, and in particular over the next twelve months, we expect that our liquidity sources described above will be sufficient to meet our liquidity requirements, including debt service, capital expenditure and working capital requirements, and, when needed, cash to fund operating losses. As of September 30, 2010, we had $63.9 million in debt, of which $16.2 million was long term in nature, and $70.8 million in cash and cash equivalents. We do not expect any material difference from cash availability and cash outflows previously described in our Annual Report on Form 10-K for the year ended December 31, 2009. We expect that working capital will be a source of cash in the fourth quarter due to normal seasonal contractions and will require $50.0- $55.0 million of cash flows in 2010, primarily as a result of our decreased factoring of accounts receivables in Brazil and increased inventories due to higher sales.

OFF-BALANCE SHEET ARRANGEMENTS
We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, discounted receivables sold with limited recourse were $17.6 million at September 30, 2010 and $21.2 million at December 31, 2009.
CONTRACTUAL OBLIGATIONS
As of September 30, 2010, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Contractual Obligations”.
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
There have been no significant changes to our significant accounting policies or critical accounting estimates during the first three quarters of 2010.
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
While sales improved in the first three quarters of 2010 compared to 2009, we cannot currently project whether market conditions will improve on a sustained or significant basis. Based on results in the first three quarters of 2010, we currently expect that 2010 sales could be approximately 25% higher compared to 2009 levels. The potential improvement is based on year to date sales, our existing pipeline of orders and our internal projections about the market and related economic conditions. If the economic improvement in our key markets does not occur as anticipated, this could have a further adverse effect on our current outlook.
We expect our operating loss in the fourth quarter of 2010 to be higher than our operating loss in the fourth quarter of 2009. In the fourth quarter of 2009 we received a favorable legal opinion that resulted in $8.4 million of additional recoverable income tax refunds from our Brazilian operation that will not recur in the fourth quarter of 2010.
We expect 2010 profitability to be reduced from historical levels due to lower than historical sales. However, due to cost cutting activities that occurred last year and improved sales volumes that occurred in the first three quarters of 2010, we expect 2010 results to improve over 2009 results.
The prices of key commodities, including copper, increased significantly during 2009 and the price of steel has continued to increase at historically unfavorable levels in the first three quarters of 2010; See “Executive Summary — Commodities”. We expect the full year average cost of our purchased materials in 2010, including the impact of our hedging activities, to exceed that of the prior year, depending on commodity cost levels and the level of our hedging over the course of the year. We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments. Our current hedging position will limit the benefits to us of favorable commodity and currency fluctuations in 2010. As of September 30, 2010, approximately 59.4% of our estimated copper requirements for the fourth quarter of 2010 are covered by hedging instruments.
The Brazilian Real, the Euro and the Indian Rupee continue to have significant volatility against the U.S. dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during the year. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet re-measurement, to have an unfavorable financial impact totaling approximately $4.0 to $8.0 million in 2010 when compared to 2009.

Our plans for 2010 may include additional cost reduction activities including further employee headcount reductions, consolidation of productive capacity and rationalization of product platforms and revised sourcing plans. Ultimately, any additional restructuring actions taken will be based upon our assessment of ongoing economic activity at the time and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges, and, accordingly, could have a significant effect on our consolidated financial position and future operating results.
After giving recognition to these factors, we believe that results in the full year 2010 will be improved compared to 2009 as a result of the cost reduction actions that have been implemented over the past 24 months. However, these results are highly dependent on the general health of the global economy and whether we have seen the bottom of the recession, as we suspect, as well as the stability in currency and commodity prices.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk during the normal course of business from credit risk associated with cash investments and accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities, which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and options, commodity forward purchasing contracts and commodity futures contracts. Commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results.
Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. There have been no material changes in these market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2009, in Part II, Item 7A under the caption “Credit Risk.”
A portion of accounts receivable of our Brazilian and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $32.0 million and $43.3 million, at September 30, 2010 and December 31, 2009, respectively, and the weighted average discount rate was 7.3% and 7.2% for the three and nine months ended September 30, 2010 and 11.6% in 2009. Discounted receivables sold with limited recourse comprised $17.6 million and $21.2 million of this amount at September 30, 2010 and December 31, 2009, respectively. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Based on our debt balances at September 30, 2010, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk — Our exposure to commodity cost risk is related primarily to the price of copper and steel, as these are major components of our product cost. The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established market for hedging against increases in the cost of steel. We use commodity forward purchasing contracts as well as commodity futures to help control the cost of other traded commodities, primarily copper. Commodity forward contracts at our divisions and subsidiaries are essentially purchase contracts designed to fix the price of the commodities during the operating cycle. Our practice with regard to forward contracts has been to accept delivery of the commodities and consume them in manufacturing activities. At September 30, 2010 and December 31, 2009, we held a total notional value of $0.2 million and $4.3 million, respectively, in commodity forward purchasing contracts. These contracts were not recorded on the balance sheet as they did not require an initial cash outlay and do not represent a liability until delivery of the commodities is accepted.
We also use commodity futures contracts to provide us with greater flexibility in managing the substantial volatility in copper pricing. These futures are designated as cash flow hedges against the price of copper, and are accounted for as hedges on our balance sheet. As of September 30, 2010, we have executed forward purchase contracts and futures contracts to cover approximately 59.4% of our anticipated copper requirements in the fourth quarter of 2010 and 16.6% of our copper requirements for 2011.
Based on our current level of activity, and before consideration of commodity forward purchases and futures contracts, an increase in the price of copper of 10%, or $775 per metric tonne, from prices at September 30, 2010 would adversely affect our annual operating profit by $7.7 million. Conversely, based on our current level of commodity forward purchase contracts and commodity futures contracts, a decrease in the price of copper of 10%, or $775 per metric tonne, would result in losses under these contracts that would adversely impact our operating results by $1.2 million.

Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2011. Similar to copper and steel, but to a much lesser degree, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts in the third quarter of 2010 that cover 19% of our projected usage in 2011. An increase of 10% in the price of aluminum would have an immaterial effect on our annual operating profit.
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
Another significant foreign currency exchange risk for our business is transaction risk, which occurs when our foreign entities transact sales in currencies other than their functional currency and the foreign currency exchange rate changes between the date that a transaction is expected and when it is executed, such as collection of sales or purchase of goods. Since our primary risk stems from sales transacted in Brazil that have the resulting receivable denominated in U.S. dollars, this risk affects our business adversely when the Real strengthens against the dollar, which has been the case for the last several years.
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase foreign currencies at specified rates based on estimated foreign currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian export sales, some of which are denominated in U.S. dollars and some in Euros. To a lesser extent, we have also entered into foreign currency forward purchases to mitigate the effect of fluctuations in the Euro and the Indian Rupee, for sales transacted in Europe and India in currencies other than the functional currency of the respective locations. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. From January 1 to September 30, 2010, the Real strengthened against the dollar by 2.7%, the Rupee strengthened by 4.0%, and the Euro weakened by 5.0%.
A third type of foreign currency exchange exposure affects operations whose assets and liabilities are denominated in currencies other than U.S. dollars. On a normal basis, we do not attempt to hedge the foreign currency translation fluctuations in the net investments in our foreign subsidiaries
At September 30, 2010 and December 31, 2009, we held foreign currency forward contracts with a total notional value of $61.8 million and $59.9 million, respectively. Our risk is a particularly concentrated exposure to the Brazilian Real. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a strengthening in the value of the Real of 0.10 per U.S. dollar would negatively impact our operating profit by approximately $6.0 million on an annual basis for the three currency risks described above. However, based on our current foreign currency forward contracts, a weakening in the value of the Real of $0.10 per U.S. dollar would result in losses under such foreign currency forward contracts that would adversely impact our operating results by $0.2 million for the three currency risks described above.
Item 4. Controls and Procedures.
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2010 and any change in our internal control over financial reporting that occurred during our third quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, Based on their evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.
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

Changes In Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with such evaluation described above that occurred during our third quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Kahn shareholder lawsuit
A description of the termination of the shareholder class action lawsuit filed by Alan Kahn is contained in Part II, Item 1 of our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010.
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
These proceedings and developments in these proceedings were also described in Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY

(Registrant)

Date: November 4, 2010	By:	/s/ James J. Connor

James J. Connor
Vice President, Treasurer and Chief Financial Officer
(Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.