Form 10-K
period 2010-12-31
TECUMSEH PRODUCTS CO
filed 2011-03-14
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
Commission File Number 0-452
TECUMSEH PRODUCTS COMPANY
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-1093240 (I.R.S. Employer Identification No.)

1136 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (734) 585-9500
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class B Common Stock, $1.00 Par Value Class A Common Stock, $1.00 Par Value	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, directors and executive officers of the Registrant and holders of more than 10% of our Class B Common Stock held an aggregate of 6,700 shares of the Registrant’s Class A Common Stock and 1,696,245 shares of its Class B Common Stock. The aggregate market value as of June 30, 2010 (based on the closing prices of $11.12 per Class A share and $11.03 per Class B share, as reported on the Nasdaq Stock Market on such date) of the 13,395,238 Class A shares and 3,381,501 Class B shares held by non-affiliates was $186,253,003.
Numbers of shares outstanding of each of the registrant’s classes of Common Stock at March 1, 2011:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the definitive proxy statement to be used in connection with the registrant’s 2011 Annual Meeting of Shareholders scheduled to be held on April 27, 2011 has been incorporated herein by reference in Part III hereof.

PART I

ITEM 1.	BUSINESS
General
Tecumseh Products Company (the “Company”) is a Michigan corporation organized in 1934. We are a global manufacturer of hermetically sealed compressors for residential and specialty air conditioning, household refrigerators and freezers and commercial refrigeration applications.
Our products include air conditioning and refrigeration compressors, as well as condensing units, heat pumps and complete refrigeration systems. Products range from fractional horsepower reciprocating compressors used in small refrigerators and dehumidifiers to large reciprocating, rotary and scroll compressors used in commercial air conditioning and refrigeration systems. We sell compressors for three primary applications: (i) commercial refrigeration, including walk-in coolers and freezers, ice makers, dehumidifiers, water coolers, food service equipment and refrigerated display cases and vending machines; (ii) household refrigerators and freezers; and (iii) residential and specialty air conditioning and heat pumps, including window air conditioners, packaged terminal air conditioners and recreational vehicle and mobile air conditioners. Tecumseh’s products are sold to original equipment manufacturers (“OEMs”) and authorized wholesale distributors.
Foreign Operations and Sales
We maintain manufacturing plants in the United States (“U.S.”), Brazil, France, and India as well as assembly plants in Canada, Mexico, Malaysia and a joint venture in China. In 2010, sales to customers outside the United States represented approximately 82% of total sales.
Our dependence on sales, assembly and manufacturing in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. Our foreign manufacturing operations are subject to other risks as well, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals and instabilities in the workforce due to changing political and social conditions. These considerations exist in all of our foreign countries, but are especially significant in the context of our Brazilian operations, given the importance of Tecumseh do Brasil’s overall size and performance in relation to our total operating results.
Compressor Product Lines
A compressor is a device that compresses a refrigerant gas. In applications that utilize compressors, when the gas is later permitted to expand, it removes heat from the room or appliance by absorbing and transferring it, producing a cooling effect. This technology forms the basis for a wide variety of refrigeration and air conditioning products. All of the compressors we produce are hermetically sealed. Our current compressor line consists primarily of reciprocating, rotary, and scroll designs.
Our lines of compressors range in size from approximately 5,000 to 60,000 BTU/hour models used in stationary and mobile air conditioning applications; from 145 to 1,100 BTU/hour models used in household refrigerators and freezers; and 365 to 73,000 BTU/hour models for commercial refrigeration applications, such as ice makers, vending machines, food service equipment, display cases and refrigerated walk-in cold rooms.
We produce reciprocating compressors in the 365 to 73,000 BTU/hour for residential and commercial refrigeration applications. We produce rotary compressors ranging from 2,200 to 35,000 BTU/hour for residential and mobile air conditioning applications, as well as certain commercial refrigeration applications. We produce scroll compressors ranging from 7,500 to 44,000 BTU/hour that are designed specifically for demanding commercial refrigeration applications. Rotary and scroll compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating piston models. We also produce variable speed compressors for a wide range of uses, including military, medical, telecommunications, aircraft, transportation and automotive applications. These compressors use a variety of refrigerants for different applications, including hydrocarbon refrigerants.

We also produce sub-assemblies and complete refrigeration systems that utilize our compressors as components. Such products include indoor and outdoor condensing units, multi-cell units, and complete refrigeration systems that use both single speed and variable speed AC/DC powered compressors. These products are sold to both OEMs and authorized wholesale distributors.
Manufacturing and Assembly Operations
We manufacture our products from facilities located in the United States, Brazil, France and India. We also have assembly plants located in Canada, Mexico, Malaysia and a joint venture located in China. Our Brazilian compressor operations are the largest of our manufacturing sources. Brazilian operations include two manufacturing facilities producing our broadest product offerings, with an installed capacity of approximately 13.2 million compressors a year. Products produced in Brazil are sold throughout the world. The general strengthening of the Brazilian Real since 2003, continuing into 2010, has caused our compressor products to be more expensive, making us less competitive. Brazilian exports were approximately 35%, 36%, and 48% of Brazilian production in 2010, 2009 and 2008, respectively.
We produce compressor products in North America in our Mississippi manufacturing facility and assembly plants in Canada and Mexico. Over the past several years, we have reduced the number of facilities operated in North America and moved some of our production to other countries because (1) the products can be produced at lower cost in those countries, and (2) some of our customers have relocated their operations to these countries. Installed capacity in Mississippi is approximately 3.0 million compressors a year. We also manufacture electric motors, a component of finished compressors, at a facility in Tennessee. In 2010, approximately 21% of the compressor products produced in our North American operations were exported to foreign countries.
We operate three manufacturing facilities in France. As in North America, we have restructured these operations, through consolidation into fewer facilities and by moving production to lower cost countries. The facilities in France have aggregate capacity of 3.7 million units a year.
We operate two manufacturing facilities in India with a current total capacity of 5.0 million units a year.
We produce a significant portion of our component needs internally; however we also make concentrated purchases, particularly of raw materials, from a few suppliers. The principle raw materials used in our manufacturing processes are steel and copper. In recent years, the volatility of commodity prices and related components has impacted us and the industry in general. We potentially mitigate the impact of higher commodity prices through a combination of price increases, commodity hedging contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and other types of derivative instruments as deemed necessary.
Our required raw materials and components are generally available in sufficient quantities from a variety of non-affiliated suppliers. To the extent possible, we concentrate purchases with one to two suppliers and develop long-term relationships with these vendors. By developing these relationships, we leverage our material needs to help in reducing costs.
Sales and Marketing
We market our compressor and condensing unit products under the following brand names; “Tecumseh,” “L’Unité Hermétique by Tecumseh,” “Masterflux by Tecumseh,” “Silensys by Tecumseh,” “Celseon” and “Vector.” We sell our products in over 105 countries primarily through our own sales staff as well as independent sales representative and authorized wholesale distributors.
A substantial portion of our sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of compressor products for unitary central air conditioning systems and commercial refrigeration applications include substantial sales to both OEM and distributor customers.

The breakdown of sales by class of similar products for 2010, 2009 and 2008 is set forth in the table below:

	% of Total Sales Volume
	2010	2009	2008
Commercial Refrigeration	49%	55%	52%
Residential Refrigerator and Freezer	28%	30%	30%
Residential and Specialty Air Conditioning	23%	15%	18%

Total	100%	100%	100%

We have over 1,500 customers for compressor and condensing units. The majority of our customers are for commercial refrigeration products, while our customer base for household refrigeration and freezer (“R&F”) applications is much more concentrated. In 2010, our largest customers, Whirlpool Corporation and Electrolux, both of whom were R&F customers, accounted for 10.1% and 9.0%, respectively of consolidated net sales. Loss of either of these customers could have a material adverse effect on our results. Generally, we do not enter into long-term contracts with our customers. However, we do pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.
Competition
All of the compressor and condensing unit markets in which we operate are highly competitive. We compete with other compressor producers, including manufacturers of end products and other manufacturers that have internal compressor manufacturing operations. Most of these competitors manufacture their products outside the United States in countries where customers are manufacturing products that use compressors and where manufacturing costs are lower, including Asia and Eastern Europe. Worldwide productive capacities exceed global demand, which has put downward pressure on prices.
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
In Brazil, domestic compressor manufacturers have some protection from outside competition, including import duties for compressors delivering up to 18,000 BTU/hour of cooling capacity. This protection only pertains to components (e.g., compressors) and not equipment. We believe that we and Whirlpool, S.A (selling compressors under the brand name “Embraco”) account for a majority of the compressors sold in Latin America for refrigeration and freezer applications. However, our market share in Brazil is slowly being reduced, as the strength of the Brazilian currency in recent years has made foreign imports relatively cheap despite the presence of duties. As a result, Asian manufacturers are beginning to capture additional share, including small shares of the market for compressors for refrigeration and freezer applications, and importation of the end products containing compressors, particularly in the room air conditioning market. In addition, our Latin American sales are concentrated. In 2010, approximately 50% of the sales from our Brazilian facilities were made to its three largest customers, and the loss of any of these customers would have a significant impact on the results of operations of these facilities, and to a lesser extent, on our consolidated results as a whole.
In East Asia and the Middle East, domestic compressor manufacturers also have some protection from outside competition, including import duties. We have manufacturing facilities in India, where our sales in this region are concentrated. We compete in this market primarily for compressors used in air conditioning and household refrigerator applications. This region has not yet fully developed a cold chain with temperature-controlled storage and distribution facilities. Our Indian sales are concentrated because there are fewer end product manufacturers in India. Accordingly, in 2010, approximately 53% of the sales from our Indian facilities into East Asian and Middle Eastern markets were made to its three largest customers, and the loss of any of these customers would have a significant impact on the results of operations of our Indian facilities, and to a lesser extent, on our consolidated results as a whole.

Regulatory Requirements
Hydrochlorofluorocarbon compounds (“HCFCs”) are still used as a refrigerant in many air conditioning systems in some regions of the world. Under a 1992 international agreement, the use of virgin HCFCs in new pre-charged equipment was banned beginning January 1, 2010 in the United States. Some European countries began HCFC phase-outs as early as 1998, and some have fully eliminated the use of HCFCs. Within the last several years, we have approved and released a number of compressor models utilizing U.S. government approved hydrofluorocarbons (“HFC”) refrigerants. HFCs are also currently under global scrutiny and subject to possible future restrictions. We believe we are positioned to react in a timely manner to expected changes in the regulatory landscape.
In the last few years, there has been an even greater political and consumer movement, toward the use of hydrocarbons (“HCs”) and CO2 as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of the atmosphere) and the use of fluorine (which contributes to the “green-house” effect). The most common HC refrigerants are isobutene and propane. HCs are flammable compounds and are not approved for use as acceptable refrigerants by the US Government. As part of the US Government’s Significant New Alternatives Policy (SNAP), HC refrigerants are being considered for approval in household refrigerator and freezers and, self-contained commercial refrigeration applications. The proposed SNAP rulemaking limits the charge size of Isobutene to a maximum of 57 grams (2 ounces) for household refrigerator and freezers applications; and not to exceed a charge of 150 grams (5.3 ounces) of Propane for self-contained commercial refrigeration applications. Tecumseh builds compressors in Europe, Brazil and India utilizing Isobutene for sale into European, Latin American and Indian markets. We are also supplying US customers for export market and some US trials of HC applications are currently underway. In February 2011, we launched a New AE2 compressor to target “best-in-class” HC performance. It is not presently possible to estimate the level of expenditures that will be required to meet future industry requirements or the effect on our earnings or competitive position. Nonetheless, we expect that our product development process will address these changes in a timely manner.
The U.S. National Appliance Energy Conservation Act of 1987 (the “NAECA”) requires specified energy efficiency ratings on room air conditioners and household refrigerators/freezers. The European, Brazilian and Indian, as well as most of the world markets, manufacturing communities have issued energy efficiency directives that specify the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. We have ongoing projects aimed at improving the efficiency levels of our compressor products and have products available to meet known energy efficiency requirements as determined by our customers.
Geographic Location Information
The results of operations and other financial information by geographic location for each of the years ended December 31, 2010, 2009, and 2008 appear under the caption “Business Segment Information” in Note 17 of the Notes to the Consolidated Financial Statements which appear in Part II, Item 8, of this report, “Financial Statements and Supplementary Data,” and that information is incorporated by reference into this Item 1.
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
Patents, Licenses and Trademarks
We own a substantial number of patents, licenses and trademarks and deem them to be important to certain lines of our business; however, the success of our overall business is not considered primarily dependent on them. In the conduct of our business, we own and use a variety of registered trademarks, the most familiar of which is the trademark consisting of the word “Tecumseh” in combination with a Native American silhouette.

Research and Development
The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations including those related to refrigerant requirements as discussed above. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines. In 2009, we began shifting our research personnel from high cost countries to low cost countries which has resulted in higher productivity of dollars spent. We spent approximately $18.6 million, $17.7 million, and $20.4 million during 2010, 2009, and 2008, respectively, on research activities relating to the development of new products and the development of improvements to existing products.
Employees
On February 25, 2011, we employed approximately 8,600 persons, 90% of whom were employed in foreign locations. While none of our U.S. employees were represented by labor unions, the majority of foreign location personnel are represented by national trade unions. Over the course of the past few years, we have focused on reducing our global workforce as part of our overall efforts to restructure the business and improve our overall cost structure. We believe we generally have a good relationship with our employees.
Available Information
We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. These documents may be accessed free of charge through our website at the following address: http://www.tecumseh.com/investor-relations. These documents are provided as soon as reasonably practicable after filing with, or furnishing to, the SEC, although not generally on the same day. These documents may also be found at the SEC website at http://www.sec.gov.

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
Price volatility for commodities we purchase could have an adverse effect on our cash flow or results of operations.
One of the most significant cost and cash flow impacts on our business has been the price of raw materials, such as steel, copper and aluminum. The prices of these commodities have remained extremely volatile over the past few years and due to competitive markets, we are typically not able to quickly recover product cost increases through price increases or other cost savings. While we have been proactive in addressing volatility of these costs by using derivatives to hedge price risk associated with forecasted purchase of certain raw materials, our hedged price could result in our paying higher or lower prices for commodities as compared to the market prices for those commodities when purchased and will not protect us against longer term price increases. Decreases in spot prices below our hedged prices can put us at a competitive disadvantage compared to less hedged competitors and can also require us to post cash collateral with our hedge counterparties, which could impact our liquidity and cash flows. At December 31, 2010, we were required to post $0.6 million of cash collateral on our hedges. In addition, increases in steel prices have a particularly negative impact as there is currently no well-established global market for hedging against increases in the cost of steel. These actions might not be successful to manage our costs or increase our productivity. Continued volatility of commodities or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Commodities” and “—Outlook” and “Item 7A-Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk” for a description raw material price volatility and description of our hedging activity.

Significant supply interruptions could have an adverse effect on our cash flow or results of operations.
We generally concentrate purchases for a given raw material or component with a small number of suppliers. Although we believe there are alternative suppliers for all of our key raw material and components needs, if a supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our results of operations.
Our international operations subject us to risks associated with foreign currency fluctuations.
We are exposed to significant exchange rate risk because the majority of our revenues, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies and, for purposes of financial reporting, the results are translated into U.S. dollars based on currency exchange rates prevailing during or at the end of the reporting period. During times of a strengthening U.S. dollar, our reported net revenues and net income (loss) and assets are reduced because the local currency will translate into fewer U.S. dollars, and during times of a weakening U.S. dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. dollars. During periods of local economic crises non-U.S. currencies may be devalued significantly against the U.S. dollar, thereby reducing our reported revenues, income (loss) and assets. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies could materially affect our financial results.
We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. Since our primary risk stems from sales transacted at foreign locations that have the resulting receivable denominated in U.S. dollars, this risk affects our business adversely when the Real, Euro or Rupee strengthens against the dollar, which has been the case for the last several years for the Real. In those cases, when the receivable is ultimately paid in less valuable dollars, the foreign location realizes less net revenue in its local currency, which can adversely impact its margins. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. While the use of currency hedging instruments may provide us with short-term protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.
Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Currency Exchange” and “—Outlook” and “Item 7A-Quantitative and Qualitative Disclosures about Market Risk-Foreign Currency Exchange Risk” for a description foreign currency volatility and description of our hedging activity.
Our international operations subject us to risks associated changes in local government regulations.
Our international sales and operations, including our purchases of raw materials from international suppliers, are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations, governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. The ability to manage these risks could be difficult and may limit our operations and make the manufacture and sale of our products internationally more difficult, which could negatively affect our business and results of operations. See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Liquidity” and “Liquidity Sources-Cash inflows related to taxes” for a description of our outstanding refundable non-income taxes in Brazil.
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
All of the compressor and condensing unit markets in which we operate are highly competitive. We compete on the basis of delivery, efficiency, sound level, price, reliability, availability and service, as well as compliance with various global environmental standards and regulations. For most applications there are numerous competitors, some of which have larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. If our products do not meet or exceed the attributes of our competitor’s offerings, we could be at a disadvantage in the affected product lines. These and other factors might have a material adverse effect on our results of operations.
In particular, we operate in environments where worldwide productive capacities exceed global demand and customers and competitors are establishing new productive capacities in low cost countries. These trends may put downward pressure on prices and reduce our margins. These trends may also result in the need for us to restructure our operations further by removing excess capacities, lowering our cost of purchased inputs and shifting productive capacities to low cost countries in order to improve our overall cost structure, restore margins and improve our competitive position in our major markets. There is no guarantee that these initiatives, which have included plant closures, headcount reductions and expanded operations in low cost countries, will be successful in setting the stage for improvement in profitability in the future.
Current and future global economic conditions could have an adverse effect on our sales volumes, liquidity and profitability.
The global recession, precipitated by the financial crisis, had a detrimental effect on our sales volumes during 2009 and to a lesser extent in 2010. Given that the slowdown in economic activity, including housing starts, has affected all of the geographic regions where we sell our products with nearly equal severity, the impact on our financial results in these periods has been significant.
Beginning in the latter part of 2009, while our results began to benefit from improved economic activity, we continued to focus on overall cost containment as the depth and extent of the global economic conditions could not be forecasted with certainty and any further declines would have an adverse effect on our financial condition and results of operation.
We may not maintain our current level of liquidity.
With the proceeds of divestitures of our former engine and power train and electrical components business operations, we eliminated all our North American debt, and accumulated substantial net cash on our balance sheet. In addition, our pension plan reversion in 2010 was a significant source of cash to the company. This cash balance has become increasingly important in light of constrained capital markets and the current economic environment. However, we may not be able to maintain our current levels of liquidity. We have incurred significant net losses and operating losses in each of the last three years and used significant cash in operations in 2010. Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly challenges related to global economic conditions, currency exchange effects and commodity pricing. We may not be able to generate cash from operations unless further restructuring activities are implemented and/or economic conditions improve. While we believe that current cash balances combined with available borrowings will produce adequate liquidity to implement our business strategy over at least the next twelve months, there can be no assurance that such improvements will ultimately be adequate if economic conditions deteriorate. In addition, while our business dispositions have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. See “Item 3 — Legal Proceedings — Platinum” for a description of a lawsuit by the buyer of our gas-powered engine subsidiary. Future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
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
Given the inherent uncertainty of litigation, we cannot be certain that existing litigation or any future adverse legal developments will not have a material adverse impact on our financial condition. See “Item 3-Legal Proceedings” for a description of our legal matters.
Our operations and products are subject to extensive environmental laws and energy regulations.
Our manufacturing operations are subject to increasingly stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. These regulations can vary widely across the countries in which we do business. While we believe that we are in compliance in all material respects with these environmental laws and regulations, we could still be adversely impacted by costs, liabilities or claims with respect to existing, previously divested, or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination and the amount of such liability could be material. See “Item 8 — Financial Statements and Supplemental Data — Note 16 of Notes to Consolidated Financial Statements” for a description of our environmental matters.
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
As of December 31, 2010, we employed approximately 8,000 persons worldwide. The majority of people we employ in foreign locations, approximately 7,200, are represented by national trade unions. While we do not believe that we will be impacted by work stoppages and other labor matters, future issues with our labor unions might not be resolved favorably and we might encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at their plants where our products are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located in the United States of America in Ann Arbor, Michigan, approximately 40 miles west of Detroit. At December 31, 2010 we had 24 properties in the United States, Canada, Mexico, France, Brazil, India, Malaysia and China occupying approximately 5.1 million square feet (0.5 million idled) with the majority, approximately 3.8 million square feet, devoted to manufacturing and assembly. Fourteen facilities with approximately 3.6 million square feet were located in seven countries outside the United States. Manufacturing and assembly facility utilization varies during the year depending on the production cycle. All owned and leased properties are adequate and suitable, well maintained and equipped for the purposes for which they are used. Management believes we have sufficient manufacturing capacity for fiscal 2011 and beyond. The schedule below outlines our significant facilities by location, ownership and function as of December 31, 2010.

	Square
Location	Feet	Ownership	Use
United States:
Verona, Mississippi (Tupelo Division)	530,000	Leased	Manufacturing
Verona, Mississippi (Tupelo Warehouse 1)	70,200	Leased	Distribution
Verona, Mississippi (Tupelo Warehouse 2)	100,000	Leased	Distribution
Paris, Tennessee	190,000	Owned	Manufacturing
Emerson Building, Tecumseh, MI	26,343	Owned	Storage
Grafton, Wisconsin	343,484	Owned	Idle
Toledo, Ohio (Acklin Building)	150,000	Owned	Idle
Ann Arbor, MI Corporate Office	32,400	Leased	Office
Ann Arbor, MI Building	49,500	Owned	Technical Center
Brazil:
Sao Carlos, Brazil Plant 1	431,905	Owned	Manufacturing
Sao Carlos, Brazil Plant 2	1,001,249	Owned	Manufacturing
France:
Cessieu, France	316,925	Owned	Manufacturing
Barentin, France	312,363	Owned	Manufacturing
La Mure, France	114,379	Owned	Manufacturing
La Verpilliere, France	341,415	Owned	Technical Center
Vaulx Milieu, France	167,766	Leased	Office and Distribution
Canada:
London, Ontario, Canada	8,282	Leased	Office
Aylmer, Ontario, Canada	77,700	Owned	Assembly
India:
Hyderabad, India	374,802	Owned	Manufacturing
Ballabgarh, India	310,000	Owned	Manufacturing
Mexico:
Monterrey, Mexico	50,000	Leased	Assembly
China:
Song Jiang Joint Venture	72,000	Leased	Assembly
Shanghai	2,793	Leased	Office
Malaysia:
Port Klang, Malaysia	53,792	Leased	Assembly

ITEM 3.	LEGAL PROCEEDINGS
See Note 16 — Commitments and Contingencies — Litigation of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved, which is incorporated into this Item 3 by reference.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A and Class B common stock trade on The Nasdaq Stock Market LLC under the symbols TECUA and TECUB, respectively. Total shareholders of record as of March 1, 2011 were approximately 250 for Class A Common Stock and 256 for Class B common stock. As of March 1, 2011, the closing price per share of our Class A Common Stock was $11.63 and the closing price per share of our Class B Common Stock was $11.72. We have no current expectation to pay dividends. As of the date of this report, we have no equity securities authorized for issuance under compensation plans. We did not repurchase any of our equity securities during the fourth quarter of 2010.
Market Price and Dividend Information
Range of Common Stock Prices and Dividends for 2010

	Sales Price				Cash
	Class A		Class B		Dividends
Quarter Ended	High	Low	High	Low	Declared

March 31	$14.00	$10.43	$13.16	$10.31	$—
June 30	15.55	10.88	14.30	10.82	—
September 30	14.21	10.47	13.05	10.10	—
December 31	14.06	11.26	14.20	11.10	—
Range of Common Stock Prices and Dividends for 2009

	Sales Price				Cash
	Class A		Class B		Dividends
Quarter Ended	High	Low	High	Low	Declared

March 31	$11.39	$3.00	$13.60	$3.70	$—
June 30	12.74	4.25	13.87	4.82	—
September 30	13.68	7.85	13.45	8.71	—
December 31	13.32	9.94	13.10	10.06	—

Stock Performance Graph
The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Tecumseh common stock, S&P 500 Index, and the S&P Composite Industry Index for the five year period from December 31, 2005 through December 31, 2010.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	2005	2006	2007	2008	2009	2010
Tecumseh Products Company	100	83.21	98.75	47.87	58.15	65.41
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
S&P Composite Industry Index	100	110.24	121.70	76.22	111.88	145.84

*	Class B stock used in calculation of returns

**	S&P Composite Industry Index comprises the S&P Household Appliances Index (50%), the S&P Industrial Machinery Index (25%) and the S&P Electrical Components and Equipment Index (25%).

ITEM 6.	SELECTED FINANCIAL DATA
The following is a summary of certain of our financial information. Prior year results from 2006 through 2008 related to the Consolidated Statements of Operations have been restated to reflect the reclassification of the Electrical Components Group (with the exception of the Paris, Tennessee operations), the Engine & Power Train Group, MP Pumps, and Manufacturing Data Systems, Inc. as discontinued operations.

	Years Ended December 31,
(In millions, except share and per share data)	2010	2009	2008(a)	2007(a)	2006(a)
Net sales	$933.8	$735.9	$996.4	$1,136.1	$1,024.5
Cost of sales and operating expenses	835.2	680.2	891.3	994.0	925.4

Gross Profit	98.6	55.7	105.1	142.1	99.1
Selling and administrative expenses	114.1	125.2	129.6	131.8	125.1
Impairments, restructuring charges, and other items	50.3	24.4	43.8	7.4	2.4

Operating (loss) income	(65.8)	(93.9)	(68.3)	2.9	(28.4)
Interest expense	(10.6)	(10.8)	(24.4)	(22.3)	(19.4)
Interest income and other, net	1.2	2.3	9.7	6.2	10.9

Loss from continuing operations before taxes	(75.2)	(102.4)	(83.0)	(13.2)	(36.9)
Tax (benefit) provision	(16.6)	(10.6)	(5.0)	(8.2)	12.3

Net loss from continuing operations	(58.6)	(91.8)	(78.0)	(5.0)	(49.2)
Income (loss) from discontinued operations, net of tax	1.8	(1.6)	27.5	(173.1)	(31.1)

Net loss	$(56.8)	$(93.4)	$(50.5)	$(178.1)	$(80.3)

Basic and diluted income (loss) per share (b):
Loss from continuing operations	$(3.17)	$(4.97)	$(4.22)	$(0.27)	$(2.66)

Income (loss) from discontinued operations, net of tax	0.10	(0.09)	1.49	(9.37)	(1.68)

Net loss per share	$(3.07)	$(5.06)	$(2.73)	$(9.64)	$(4.35)

Cash dividends declared per share	—	—	—	—	—
Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480	18,480

Cash and cash equivalents	$65.9	$90.7	$113.1	$77.0	$82.0
Working capital	185.2	149.8	164.0	145.1	241.4
Net property, plant and equipment	234.9	259.7	253.7	362.6	562.9
Total assets	761.8	767.1	798.5	1,193.3	1,811.6
Long-term debt	13.2	8.0	0.4	3.3	217.3
Stockholders’ equity	434.9	463.4	477.4	742.6	794.6
Capital expenditures	9.2	7.9	8.0	4.2	62.7
Depreciation and amortization	40.4	45.2	42.5	55.5	81.8

(a)
Adjusted from amounts reported in prior periods to reclassify our Paris, Tennessee operations from discontinued operations to continuing operations to conform to current year consolidated statements of operations presentation. The reclassification has the effect on income (loss) from continuing operations, net of tax, of $1.9 million, $1.0 million, and $1.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

(b)
In 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant is not included in diluted earnings per share for the years ended December 31, 2010, 2009, 2008 and 2007, as the effect would be antidilutive.

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
Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) availability and volatility in the cost of materials, particularly commodities, including steel and copper, whose cost can be subject to significant variation; ii) financial market changes, including fluctuations in foreign currency exchange rates and interest rates; iii) local governmental, environmental and energy regulations; iv) actions of competitors in highly competitive markets with intense competition; v) current and future global economic conditions, including housing starts, and the condition of credit markets, which may magnify other risk factors; vi) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; vii) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; viii) our ability to maintain adequate liquidity in total and within each foreign operation; ix) the ultimate cost of defending and resolving legal and environmental matters, including any liabilities resulting from the regulatory antitrust investigations commenced by the United States Department of Justice Antitrust Division, the Secretariat of Economic Law of the Ministry of Justice of Brazil or the European Commission, any of which could preclude commercialization of products or adversely affect profitability and/or civil litigation related to such investigations; x) increased or unexpected warranty claims; xi) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xii) our ability to profitably develop, manufacture and sell both new and existing products; xiii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiv) the success of our ongoing effort to bring costs in line with projected production levels and product mix; xv) weather conditions affecting demand for replacement products; xvi) the effect of terrorist activity and armed conflict. See “Risk Factors” in Item 1A of this report. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
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

Economy
With respect to global economic activity, the recent global recession precipitated by the financial crisis had a detrimental effect on our sales in 2009. Sales increased in 2010 due to stronger economic conditions and higher availability of credit. Exclusive of the effects of currency translation, overall, sales in 2010 were approximately 22.5% higher than 2009. While the recent increases in order activity suggest that sales have improved compared to 2010, we cannot currently project whether market conditions will improve or decline on a sustained or significant basis.
Commodities
Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, commodity prices have been extremely volatile in 2010 and the fourth quarter of 2010 continued the upward trend on steel prices.
From January 1 to December 31, 2010, market copper prices increased by 31%. The average market cost of copper in 2010 was 46% higher than the average market cost in 2009, including a higher increase in the fourth quarter of 2010 compared to the previous nine months of 2010. After consideration of our hedge position, our average cost of copper was 4% lower in our 2010 results of operations when compared to 2009, primarily due to high cost hedges in 2009. Such extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced futures contracts.
Our average price in 2010 for the types of steel utilized in our products was 14% higher than the average cost in 2009, however in the fourth quarter of 2010 we continued to see an upward trend on pricing with our average steel prices 18% higher than for the nine months ending September 30, 2010.
The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the price of steel. Although we have been successful at securing a few contracts to help mitigate the risk of the rising steel market, this market is not very liquid and only available against our U.S. purchases of steel.
Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2011 and have proactively addressed the volatility by executing future contracts to help mitigate the risk of rising aluminum prices.
Due to competitive markets for our finished products, we are typically not able to quickly recover product cost increases through price increases or other cost savings. We have been proactive in addressing the volatility of these costs, including executing futures contracts as of December 31, 2010 that cover approximately 32% of our anticipated copper, 3% of our anticipated steel in the U.S. and 17% of our anticipated aluminum usage in 2011. However, renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
While the use of futures can mitigate the risks of price increases associated with these commodities by “locking in” prices at a specific level, they also reduce the benefits of price decreases associated with these commodities. In addition, declines in the prices of the underlying commodities can result in downward pressure in selling prices, particularly if competitors have lesser future purchase positions, thus causing a contraction of margins.
We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments, price increases and modified pricing structures with our customers, where available, to allow us to recover our costs in the event that the prices of commodities escalate in a manner similar to what we experienced in 2010 For a discussion of the risks to our business associated with commodity price risk fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this report.

Currency Exchange
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During 2010 and 2009, approximately 82% and 77%, respectively, of our compressor sales activity took place outside the United States, primarily in Brazil, Europe, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, including the Brazilian Real, the Euro and the Indian Rupee. Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor of our compressor business faces similar exposure to the Real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. dollar, currently enjoy a cost advantage over our compressor operations. Our Brazilian manufacturing and sales presence are significant and changes in the Brazilian Real have been especially adverse to our results of operations when compared to prior periods. In 2010, the Brazilian Real strengthened against the dollar by 4.3% compared to 2009. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this report.
Liquidity
We have received cash inflows from non-operating activities and expect to receive further cash inflows from taxes through the end of 2011. We received approximately $43.6 million, net of excise tax, from the reversion of our over-funded hourly pension plan and $1.7 million in U.S. tax refunds in 2010. In addition, we expect to receive refunds of outstanding refundable Brazilian non-income taxes. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian Real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. As of December 31, 2010, $40.4 million of the outstanding refundable Brazilian non-income tax was included in current assets and $44.3 million was included in non-current assets. We expected to receive approximately $25.4 million of the current amount by December 31, 2010, however, in connection with an unrelated social security tax matter, the Brazilian government filed a motion to require a cash deposit be posted with the court of approximately $15.0 million to replace letters of credit that were previously in place and did not pay any tax refunds to us in the fourth quarter of 2010, contrary to historical payment patters and indications of the Brazilian tax authorities. We disagreed with their motion and requested a hearing in 2011.
Subsequent to December 31, 2010, the Brazilian government was successful in obtaining a court order to require $15.0 million of our tax refund be held in a court appointed cash account until resolution of the social security tax matter. The timing of resolution of this tax dispute is uncertain and might take several years. We will reclassify the $15.0 million of refundable non-income taxes from current to long term in the first quarter of 2011.
Based on historical payment patterns and indication of the Brazilian tax authorities and the cash deposit described above, and based on the U.S. dollar to Real exchange rate as of December 31, 2010, we expect to recover approximately $40.4 million of the $84.7 million outstanding refundable taxes in Brazil in 2011. We received $8.0 in January 2011 and expect to receive an additional $6.0 million in the first quarter of 2011. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly uncertainties related to global economic conditions, currency exchange rates and commodity pricing as discussed above. In 2010, we used $46.0 million of cash in operations, which included the net inflow after payment of the excise tax of $43.6 million related to the reversion of the hourly pension plan and significant increases in inventories and receivables. While we expect continued improvement as our restructuring activities take effect, we still may not generate cash from normal operations unless further restructuring activities are implemented and/or economic conditions improve.
We terminated our U.S. credit facility in 2010, although we continue to maintain various credit facilities in most other jurisdictions in which we operate, and we are currently in the process of exploring a new credit facility to provide additional liquidity in 2011. While we believe that current cash balances and the cash to be generated by the Brazilian tax refund will produce adequate liquidity to implement our business strategy over the foreseeable future, there can be no assurance that such amounts will ultimately be adequate if economic conditions deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until cash production from normal operations improves.

In addition, while our business dispositions have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. While we believe we have properly accounted for such contingent liabilities based on currently available information, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Cautionary Statements Relating To Forward-Looking Statements” above, “Results of Operations” below, and “Risk Factors” in Item 1A.
RESULTS OF OPERATIONS
A summary of our operating results as a percentage of net sales is shown below (dollars in millions):
Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Year Ended December 31,
(in millions)	2010	%	2009	%

Net sales	$933.8	100.0%	$735.9	100.0%
Cost of sales and operating expenses	835.2	89.4%	680.2	92.4%

Gross Profit	98.6	10.6%	55.7	7.6%
Selling and administrative expenses	114.1	12.2%	125.2	17.0%
Impairments, restructuring charges, and other items	50.3	5.4%	24.4	3.3%

Operating loss	(65.8)	(7.0%)	(93.9)	(12.7%)
Interest expense	(10.6)	(1.1%)	(10.8)	(1.5%)
Interest income and other, net	1.2	0.1%	2.3	0.3%

Loss from continuing operations before taxes	(75.2)	(8.0%)	(102.4)	(13.9%)
Tax benefit	(16.6)	(1.8%)	(10.6)	(1.4%)

Net loss from continuing operations	$(58.6)	(6.2%)	$(91.8)	(12.5%)

Net sales in the year ended December 31, 2010 increased $197.9 million, or 26.9%, versus the same period of 2009. Excluding the increase in sales due to the effect of changes in foreign currency translation of $32.5 million, net sales increased by 22.5% from 2009. Sales of compressors used in commercial refrigeration and aftermarket applications increased by $93.9 million, or 26.2%, when compared to 2009. For the commercial refrigeration and aftermarket business, sales increases were primarily driven by volume increases due to stronger economic conditions as well as higher shipments to customers as they increased inventory balances to better reflect current sales levels. The increase in sales of compressors used in household refrigeration and freezer (“R&F”) applications was $25.1 million, or 10.5%, versus the same period of 2009, primarily due to higher units sold. Sales for R&F product were also substantially affected by the stronger global economic conditions, as credit became available compared to 2009. Sales of compressors for air conditioning applications and all other applications also increased by $78.9 million, or 56.7%, primarily due to volume increases caused by unusually hotter and more humid weather in our Brazilian market along with customers beginning to increase their inventory levels based upon their current forecasted demands.
Gross profit increased by $42.9 million from $55.7 million, or 7.6%, in 2009 to $98.6 million, or 10.6%, in 2010. The increase in gross profit in 2010 included the effect of volume and sales mix increases of $36.7 million and $22.2 million, respectively, as compared to the same period of 2009, including the effect of higher sales on fixed costs. Changes in productivity of $2.5 million and other raw material purchases of $7.9 million had favorable impacts on gross profit as compared to the same period of 2009. In contrast, changes in commodity costs of $11.4 million and currency of $2.1 million had unfavorable impacts on gross profit as compared to the same period of 2009. In addition, $8.2 million of net favorable items in 2009 results did not recur in 2010. These include a favorable legal opinion that resulted in $8.4 million of additional recoverable income tax refunds from our Brazilian operation, change in estimate for warranty claims of $2.3 million and a favorable litigation settlement of $1.0 million. These favorable items were offset by the one time cumulative catch up depreciation expense adjustment of $3.5 million recorded in 2009 as a result of reclassification of our Paris, Tennessee facility from a discontinued operation to continuing operation. We also recorded $8.1 million lower pension and OPEB credits in the current year. The effect of all other income and expense items included in gross profit was favorable to 2010 results by $3.4 million.

Selling and administrative (“S&A”) expenses decreased by $11.1 million from $125.2 million in 2009 to $114.1 million in 2010. As a percentage of net sales, S&A expenses were 12.2% in 2010 compared to 17.0% in 2009. Professional fees decreased by $8.5 million, of which $6.6 million was mainly due to a reduction in professional fees incurred in 2009 outside the ordinary course of business. Payroll, benefits and other related employee expenses decreased by $4.9 million as a result of our continued restructuring efforts and termination of our previous CEO. All other selling and administrative expenses increased in the aggregate by $2.3 million.
We recorded expense of $50.3 million in impairments, restructuring charges, and other items in 2010 compared to $24.4 million in 2009. In 2010, these expenses included $40.3 million in expenses related to the reversion of our hourly pension plan, primarily settlement losses, increased benefits costs and excise tax on the proceeds from the reversion, $7.3 million in expenses related to settlement of a portion of our anti-trust litigation, $1.2 million for additional estimated environmental costs associated with remediation activities at our former Tecumseh, Michigan facility, $2.5 million related to severance associated with the reduction in force at our Brazilian ($0.7 million), Indian ($0.1 million) and Corporate ($1.7 million) locations, and a $0.4 million impairment of an investment, partially offset by a $1.0 million gain from our previous salaried pension plan that was terminated in 2008 and a $0.4 million curtailment gain. For a more detailed discussion of these charges, refer to Notes 12 and 16 of the Notes to the Consolidated Financial Statements in Item 8 of this report.
Interest expense was $10.6 million in 2010 compared to $10.8 million in 2009. The weighted average interest rate on discounted accounts receivable decreased from 11.6% in 2009 to 8.7% in 2010, on lower balances being discounted. This decrease in factoring was offset by an increase in other foreign debt borrowings. The weighted average interest rate on debt at December 31, 2010 was 7.4% compared to 8.9% at December 31, 2009. The decrease in debt interest rate is the result of new loans that were put in place in Brazil at an interest rate of 4.5%. In addition, amortization of $0.6 million deferred financing costs originally incurred in connection with our credit agreement were expensed upon termination of our credit agreement in the second quarter of 2010.
Interest income and other income, net was $1.2 million in 2010 compared to $2.3 million in 2009, primarily reflecting lower interest rates, and lower average levels of cash and short-term investments held in 2010.
For 2010, we recorded a tax benefit of $16.6 million from continuing operations. This tax benefit is comprised of $0.4 million in foreign tax benefit, a tax benefit of $16.3 million in U.S. federal tax and a tax expense of $0.1 million for U.S. state taxes. The $10.6 million in tax benefit recorded against continuing operations for 2009 represented a tax benefit of $2.6 million for U.S. federal taxes, a tax benefit of $6.2 million for foreign taxes, and a tax benefit of $1.8 million for U.S. state taxes.
Net loss from continuing operations for the year ended December 31, 2010 was $58.6 million, or $3.17 per share, as compared to $91.8 million, or $4.97 per share, for the year ended December 31, 2009. The change was primarily the result of factors discussed above.
A summary of our operating results as a percentage of net sales is shown below (dollars in millions):
Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Year Ended December 31,
(in millions)	2009	%	2008*	%

Net sales	$735.9	100.0%	$996.4	100.0%
Cost of sales and operating expenses	680.2	92.4%	891.3	89.5%

Selling and administrative expenses	125.2	17.0%	129.6	13.0%
Impairments, restructuring charges, and other items	24.4	3.3%	43.8	4.4%

Operating loss	(93.9)	(12.7%)	(68.3)	(6.9%)
Interest expense	(10.8)	(1.5%)	(24.4)	(2.4%)
Interest income and other, net	2.3	0.3%	9.7	1.0%

Loss from continuing operations before taxes	(102.4)	(13.9%)	(83.0)	(8.3%)
Tax benefit	10.6	1.4%	5.0	0.5%

Net loss from continuing operations	$(91.8)	(12.5%)	$(78.0)	(7.8%)

*	The Paris operation reclassification decreases net loss from continuing operations, net of tax, by $1.9 million for the year ended December 31, 2008.

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
We recorded expense of $24.4 million in impairments, restructuring charges, and other items in 2009 compared to $43.8 million in 2008. For a more detailed discussion of these charges, refer to Note 12 of the Notes to the Consolidated Financial Statements in Item 8 of this report and “Outlook” below.
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
A substantial portion of our operating income is generated by foreign operations. In those circumstances, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. While there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions, we are focusing on our global treasury strategy to allow us to transfer cash around the world in a cost efficient manner. We have implemented a portion of our strategy in 2010 and will continue to review and implement it in 2011.
Cash Flow
2010 vs. 2009
Cash used in operations amounted to $46.0 million in 2010, as compared to $1.6 million of cash provided by operations in 2009. A significant element of the change in cash in 2010 was the net proceeds of $43.6 million (after payment of excise tax) realized from the reversion of our hourly pension plan, offset by a significant use of cash for increased working capital. Another use of cash was our net loss of $56.8 million less the non-cash impacts of the settlement charges of the hourly pension plan reversion of $29.4 million, and depreciation of $39.3 million. Other non-cash items included a write off of debt issuance costs of $1.1 million, investment impairment of $0.4 million, loss on disposal of property and equipment of $0.6 million and share-based compensation of $1.5 million, plus a deferred tax benefit of $15.8 million, and the curtailment of our post retirement benefits of $7.0 million.
With respect to working capital, inventory levels were higher using $41.1 million of cash primarily due to increased sales, building of inventory to support higher levels of anticipated sales, and our increased in-transit inventory into North America from our foreign subsidiaries (which require longer lead times) as a result of our continued implementation of our best cost strategy. Inventory days on hand increased fourteen days to seventy-one days at December 31, 2010.

Increased accounts receivable required a use of cash of $47.8 million during the year primarily as a result of an increase in sales in the fourth quarter of 2010 compared to the fourth quarter of 2009. In addition, the increase is due in part to our cash management strategy of reducing our accounts receivable discounting programs in our Brazilian operations (thereby increasing the amount of accounts receivable reported on our consolidated balance sheet) and instead using government sponsored credit lines, which have a lower interest rate. This shift from discounting to short term debt increased our days sales outstanding by twelve days to sixty-one days at December 31, 2010.
Payables and accrued expenses increased by $22.9 million mainly as a result of increased purchases of inventories. In addition, payable days outstanding increased eight days to seventy-four days at December 31, 2010.
Recoverable non-income taxes were a net use of cash of $22.7 million primarily for additional receivables recorded for non-income taxes in foreign jurisdictions.
Employee retirement benefits were a use of cash of $4.8 million for year to date contributions and activity relating to our retiree medical plans.
Cash used by investing activities was $9.0 million in 2010 as compared to cash used in investing activities of $18.3 million in 2009. The 2010 use of cash in investing activities is primarily related to $9.2 million of capital expenditures, and an increase in restricted cash funds of $6.4 million to secure obligations as a result of terminating our U.S. line of credit, partially offset by $2.3 million of formerly restricted cash that became available to fund our 401(k) matching contributions. We also received $4.1 million upon maturity of a long term investment and $0.2 million of proceeds from the sale of assets. Cash used in investing activities in 2009 was primarily due to the payment of $13.1 million relating to a working capital settlement with the purchaser of our former Engine & Powertrain business and $7.9 million of capital expenditures, partially offset by $0.6 million change in long term investments, and $2.1 million of formerly restricted cash that became available to fund our 401(k) matching contributions.
Cash provided by financing activities was $31.5 million in 2010 compared to $7.8 million used in financing activities in 2009. The increase in borrowings in 2010 compared to the 2009 is mainly due to our cash management strategy of reducing our accounts receivable discounting programs and instead using government sponsored credit lines, which have a lower interest rate, to finance our increased working capital requirements to support higher levels of anticipated sales.
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
Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, when available, we also use foreign bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our working capital requirements. We also use these cash resources to fund capital expenditures, and when necessary, to address operating losses. For the year ended December 31, 2010 and 2009, our average outstanding debt balance was $50.0 million and $34.8 million respectively. The weighted average interest rate was 7.4% and 8.9% for the year ended December 31, 2010 and 2009, respectively.
As of December 31, 2010, our cash and cash equivalents on hand was $65.9 million. Our borrowings under current credit facilities at foreign subsidiaries totaled $65.4 million at December 31, 2010, with an uncommitted additional borrowing capacity of $6.5 million. For a more detailed discussion of our foreign credit facilities, refer to Notes 8 of the Notes to Consolidated Financial Statements in Item 8 of this report. Any cash we hold that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with JPMorgan Chase Bank, N.A. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.
Cash inflows related to taxes
We expect to receive refunds of outstanding refundable Brazilian non-income taxes. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian Real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. As of December 31, 2010, $40.4 million of the outstanding refundable Brazilian non-income tax was included in current assets and $44.3 million was included in non-current assets. We expected to receive approximately $25.4 million of the current amount by December 31, 2010, however, in connection with an unrelated social security tax matter, the Brazilian government filed a motion to require a cash deposit be posted with the court of approximately $15.0 million to replace letters of credit that were previously in place and did not pay any tax refunds to us in the fourth quarter of 2010, contrary to historical payment patters and indications of the Brazilian tax authorities. We disagreed with their motion and requested a hearing in 2011.
Subsequent to December 31, 2010, the Brazilian government was successful in obtaining a court order to require $15.0 million of our tax refund be held in a court appointed cash account until resolution of the social security tax matter. The timing of resolution of this tax dispute is uncertain and might take several years. As a result, we will reclassify the $15.0 million of refundable non-income taxes from current to long term in the first quarter of 2011.

Based on historical payment patterns and indication of the Brazilian tax authorities and the cash deposit described above, and based on the U.S. dollar to Real exchange rate as of December 31, 2010, we expect to recover approximately $40.4 million of the $84.7 million outstanding refundable taxes in Brazil in 2011. We received $8.0 in January 2011 and expect to receive an additional $6.0 million in the first quarter of 2011. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.
Potential cash inflows related to outstanding Warrant
In 2007, the Company issued a warrant to purchase 1,390,944 shares of Class A Common Stock at $6.05 per share to a former creditor. The warrant expires in April of 2012. The former creditor’s exercise of the warrant could raise approximately $8.4 million in gross proceeds for us; however the warrant contains a provision for a cashless exercises, which would require us to issue shares of Class A common stock to the former creditor with a value equal to the difference in the market price of the underlying shares at the exercise date less the $6.05 per share exercise price.
Accounts Receivable Sales
Our Brazilian and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $34.8 million and $43.3 million at December 31, 2010 and 2009, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $19.4 million and $21.2 million as of December 31, 2010 and 2009, respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $60.0 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. These facilities might not be available or used in the future.
Adequacy of Liquidity Sources
In the near term, and in particular over the next twelve months, we expect that our liquidity sources described above will be sufficient to meet our liquidity requirements, including debt service, capital expenditure and working capital requirements, and, when needed, cash to fund operating losses. However, in the same period, we anticipate challenges with respect to our ability to generate positive cash flows from operations, most significantly due to challenges driven by possible volume declines, as well as currency exchange and commodity pricing factors discussed above.
In addition, our business exposes us to potential litigation, such as product liability suits or other suits related to anti-competitive practices, past business sales, securities law or other types of business disputes. These claims can be expensive to defend and an unfavorable outcome from any such litigation could adversely affect our cash flows and liquidity.
As of December 31, 2010, we had $65.9 million of cash and cash equivalents, and $65.4 million in debt, of which $13.2 million was long-term in nature. The short-term debt primarily consists of uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. Accordingly, we believe our cash on hand is sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows.
We made substantially lower levels of capital expenditures in 2010 and 2009 as compared to historical levels. In the future, we expect capital expenditures will average $20.0 to $25.0 million annually, although the timing of expenditures may result in higher investment in some years and lower amounts in others. For 2011, we plan to invest approximately $10.0 million in machinery and equipment as we re-engineer our products to be more efficient, and we plan to invest an additional $10.0 million to catch up on deferred spending from previous years. These 2011 expenditures are projected to be incurred toward the end of 2011 and may be adjusted based upon achieving expected results described in the “Outlook” section.
We announced in 2009 restructuring initiatives related to reductions in force at our European facilities, which were completed in 2010. Based on the value of the dollar versus the Euro as of December 31, 2009, we expected that restructuring to have a favorable impact of $2.8 million on our earnings and cash flows on an annualized basis, beginning in 2010, and the annualized impact on our earnings and cash flows in 2010 from this reduction in force was $3.0 million based on the value of the dollar versus the Euro as of December 31, 2010.

Any additional restructuring actions taken in 2011 will be based upon our assessment of ongoing economic activity at that time and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position, future operating results and cash flows.
Off-Balance Sheet Arrangements
We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discounted receivables sold with limited recourse were $19.4 million and $21.2 million at December 31, 2010 and 2009, respectively. We maintain a reserve for anticipated losses against these sold receivables, and losses have not historically resulted in the recording of a liability greater than the reserved amount.
Contractual Obligations
Our payments by period as of December 31, 2010 for our long-term contractual obligations are as follows:
Payments due by Period

(in millions)	Total	2011	2012/2013	2014/2015	After 2015

Debt Obligations	$65.4	$52.2	$13.2	$—	$—

Purchase Obligations	$12.1	$12.1	—	—	—

Operating leases (1)	$13.4	$2.2	$4.0	$3.6	$3.6

Other Long-Term Liabilities (2)	$51.2	—	—	—	—

(1)	Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance.

(2)	Includes deferred income taxes, other postretirement benefit liabilities, product warranty and self-insured risks, pension liabilities and other
As of December 31, 2010, we also had $6.4 million in outstanding letters of credit issued in the normal course of business, as required by some vendor contracts. In addition to the above contractual obligations, we have unrecognized tax benefits for uncertain tax positions reported on returns that are currently being examined by the tax authorities. We expect that the tax authorities will complete their review of these positions during calendar year 2011, therefore; the amount of the unrecognized tax benefit could be reduced by $5.5 million within the next 12 months.
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

We believe that the assumptions, judgments and estimates involved in the accounting for Share-based Compensation, Income Taxes, Impairment of Long-Lived Assets, Accrued and Contingent Liabilities, and Employee Related Benefits have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Share-based Compensation
The Company records share-based payment awards exchanged for employee services at fair value on the date of grant, that are re-measured quarterly, and expenses the awards in the consolidated statement of operations over the requisite employee service period which is generally the vesting period. Our plan authorizes two types of incentive awards, both of which are based upon the value of our class A shares; stock appreciation rights and phantom stock units. Both types of awards are settled in cash. Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis. We determined the fair value of these awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of the SARs, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our common stock and that of an index of companies in our industry group. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon our history of not having issued a dividend since the second quarter of 2005 and management’s current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value. For further discussion of this share-based compensation plan, see Note 11, “Share-Based Compensation Arrangements,” of the Notes to the Consolidated Financial Statements in Item 8 of this report.
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
Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws, the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
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
Impairment of Long-Lived Assets
It is our policy to review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. At December 31, 2010 and 2009, other than those assets for which impairment charges had been taken, we do not believe there was a material amount of assets that had associated undiscounted projected cash flows that were materially less than their carrying values. If there are in the future, we will disclose the fact and the carrying amount of the assets at risk of impairment. Additional restructuring actions taken will be based upon our assessment of ongoing economic activity and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results. Such events could include loss of a significant customer or market share, the decision to relocate production to other locations within the company, or the decision to cease production of specific models of products.

We recognize losses relating to the impairment of long-lived assets when the future undiscounted cash flows are less than the asset’s carrying value or when the assets become permanently idle. Assumptions and estimates used in the evaluation of impairment are consistent with our business plan, including current and future economic trends, the effects of new technologies and foreign currency movements, and are subject to a high degree of judgment and complexity. All of these variables ultimately affect management’s estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates, or our inability to achieve our business plan, may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.
Accrued and Contingent Liabilities
We have established reserves for environmental, warranty and legal contingencies in accordance with generally accepted accounting principles. We also have liabilities with regard to certain indemnification claims and litigation related to divested operations, which could be material. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that we are properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While management believes that the current level of reserves is adequate, changes in the future could impact these determinations. Historically, reserves for accrued and contingent liabilities typically have not differed materially from actual results; however, unanticipated events such as the discovery of new facts could result in material changes to our reserves in future periods.
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
We develop our demographics and utilize the work of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is based on investment yields available at year-end on corporate long-term bonds rated AA by Moody’s. The expected return on plan assets reflects asset allocations and investment strategy. The inflation rate for compensation levels reflects our actual historical experience. The inflation rate for health care costs is based on an evaluation of external market conditions and our actual experience in relation to those market trends. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and a 0.5% decrease in the rate of return on plan assets would increase 2010 expense by $0.2 million and $0.7 million, respectively.
See Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report for more information regarding costs and assumptions for post-employment benefits.
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
Sales improved in 2010 due to stronger global economic conditions compared to 2009. For 2011, we currently expect net sales could increase in the range of approximately 5 percent to 10 percent from 2010 levels. The potential improvement is based on 2010 sales, our existing pipeline of orders, our internal projections about the market and related economic conditions, price increases to our customers, as well as our continued efforts in sales, marketing and the re-engineering of our products. We cannot currently project whether market conditions will improve on a sustained or significant basis and if the economic improvement in our key markets does not occur as expected, this could have an adverse impact on our current outlook.
The prices of key commodities, including copper and steel, increased significantly during 2010, especially in the fourth quarter, and copper has continued to increase at historically unfavorable levels in the first quarter of 2011; see “Executive Summary — Commodities”. We expect the full year average cost of our purchased materials in 2011, including the impact of our hedging activities, to exceed that of 2010, depending on commodity cost levels and the level of our hedging over the course of the year. We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments, price increases, and modified pricing structures.
The Brazilian Real, the Euro and the Indian Rupee continue to be volatile against the U.S. dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2011. See “Executive Summary-Currency”. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet remeasurement, to have an unfavorable impact totaling approximately $2.0 million to $3.0 million in 2011 when compared to 2010.
After giving recognition to the factors discussed above, we expect that the full year 2011 operating profit could improve from 2010 if we are successful at offsetting the expected increase in commodity costs. Our primary offsets are expected to include lower expected impairments, restructuring charges and other items in 2011, re-engineering of our product line to reduce our costs, price increases and continued focus on cost reductions.
We also expect that our operating cash flow could be sufficient to maintain current cash balances and fund ongoing business requirements if we are successful at achieving the improved margins discussed above.
Based upon our assessment of ongoing economic activity, our plans for 2011 may include additional cost reduction activities including further employee headcount reductions and rationalization of product platforms. Additional restructuring actions could result in further restructuring and/or asset impairment charges, and, accordingly, could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results.
Expected results remain subject to many of the same variables that we have experienced in recent years, and which can have significant impacts. The condition of the global economy, commodity costs, and key currency rates are all important to future performance, as is our ability to match hedge activity to actual levels of transactions. We can give no guarantees regarding what impact future exchange rates, commodity price and other economic changes will have on our 2011 results. For a discussion of the sensitivity analysis associated with our key commodities and currency hedges see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A.
As we look to the first quarter of 2011, we expect sales to show a slight improvement over the first quarter of 2010. Operating losses in the first quarter of 2010 had significant non-recurring expenses of $40.1 million, primarily related to the reversion of our hourly pension plan, that are not expected to recur in the first quarter of 2011. In addition, favorable sales volume, mix and price increases, offset by unfavorable commodity costs, coupled with the non-recurring expenses, could improve our operating results by $32.0 million to $35.0 million compared to the first quarter of 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk during the normal course of business from credit risk associated with cash investments and accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities, which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and options, and commodity futures contracts. Commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results.
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
A portion of accounts receivable of our Brazilian and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $34.8 million and $43.3 million, at December 31, 2010 and 2009, respectively, and the weighted average discount rate was 8.7% in 2010 and 11.6% in 2009. Discounted receivables sold with limited recourse comprised $19.4 million and $21.2 million of this amount at December 31, 2010 and December 31, 2009, respectively. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Our current borrowings by our foreign subsidiaries consist of variable and fixed rates that are based on either the London Interbank Offered Rate, European Offered Interbank Rate or the BNDES TJLP fixed rate. We also record interest expense associated with the accounts receivable discounting facilities described above. While changes in interest rates do not affect the fair value of our variable-interest rate debt or cash investments, they do affect future earnings and cash flows. Based on our debt and invested cash balances at December 31, 2010, a 1% increase in interest rates would increase interest expense for the year by approximately $0.7 million and a 1% decrease in interest rates would have an immaterial effect on investments. Based on our debt and invested cash balances at December 31, 2009, a 1% increase in interest rates would increase interest expense for the year by approximately $0.3 million (due to lower debt balances) and a 1% decrease in interest rates would decrease interest income for the year by approximately $0.9 million.
Commodity Price Risk — Our exposure to commodity cost risk is related primarily to the price of copper and steel and to a lesser degree aluminum, as these are major components of our product cost.
We use commodity futures contracts to provide us with greater flexibility in managing the substantial volatility in copper pricing. Company policy allows management to contract commodity futures for a limited percentage of projected raw materials requirements up to 18 months in advance. At December 31, 2010 and 2009, we held a total notional value of $34.7 million and $11.8 million, respectively, in commodity futures contracts. These futures are designated as cash flow hedges against the price of copper, steel, and aluminum, and are accounted for as hedges on our balance sheet.
As of December 31, 2010, we have been proactive in addressing the volatility of copper prices, including executing futures contracts to cover approximately 32% of our anticipated copper requirements for 2011. While the use of futures can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of copper used in production of our products from prices at December 31, 2010 would adversely affect our annual operating profit by $10.2 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of copper used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $2.9 million. Based on our then current level of activity, and before consideration of commodity forward contracts and commodity futures contracts, a 10% increase in the price of copper used in production of our products from prices at December 31, 2009 would have adversely affected our annual operating profit by $6.2 million, primarily due to lower prices and lower expected copper needs. Conversely, based on our then current level of commodity forward purchase contracts and commodity futures contracts, a decrease in the price of copper used in production of our products of 10% would have resulted in losses under these contracts that would adversely impact our operating results by $3.1 million.

The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however we have been successful at securing a few steel futures contracts in the U.S. to help mitigate this risk. These futures are designed as cash flow hedges against the price of steel, and are accounted for as hedges on our balance sheet. These futures contacts cover approximately 3% of our anticipated steel requirements in the U.S. for 2011; however the steel market is not considered a liquid market and is not available outside the U.S. These futures contracts have similar benefits and risks to us as the copper futures described above. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of steel used in production of our products from prices at December 31, 2010 would adversely affect our annual operating profit by $10.6 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of steel used in production of our products of 10%, would result in losses under these contracts that would adversely impact our operating results by $0.3 million. Based on our then current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of steel used in production of our products from prices at December 31, 2009 would have adversely affected our annual operating profit by $9.1 million, primarily due to lower prices. We did not have any steel futures contracts at December 31, 2009.
Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2011. Similar to copper and steel, but to a much lesser degree, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts that cover 17% of our projected usage in 2011. These futures are designed as cash flow hedges against the price of aluminum, and are accounted for as hedges on our balance sheet. These futures contracts have similar benefits and risks to us as the copper futures described above. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of aluminum used in production of our products from prices at December 31, 2010 would adversely affect our annual operating profit by $0.6 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of aluminum used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $0.1 million. Based on our then current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of aluminum used in production of our products from prices at December 31, 2009 would have adversely affected our annual operating profit by an immaterial amount. We did not have any aluminum futures contracts at December 31, 2009.
Foreign Currency Exchange Risk — We are exposed to significant exchange rate risk since the majority of all our revenues, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies and, for purposes of financial reporting, the results are translated into U.S. dollars based on currency exchange rates prevailing during or at the end of the reporting period. We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. This risk applies to all our foreign locations since a large percentage of their receivables and payables are transacted in a currency other than their local currency, mainly U.S. dollars. In those cases, when the receivable is ultimately paid in less valuable dollars, the foreign location realizes less net revenue in its local currency, which can adversely impact its margins. The periodic re-measurement of these receivables and payables are recognized in the consolidated statements of operations. As the U.S. dollar strengthens, our reported net revenues, operating profit (loss) and assets are reduced because the local currency will translate into fewer U.S. dollars, and during times of a weakening U.S. dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. dollars. Translation of our Statement of Operations into U.S. dollars affects the comparability of revenue, expenses, operating income (loss), and earnings (loss) per share between years. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies could materially affect our financial results.

We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase U.S. dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian, European and Indian export sales, some of which are denominated in U.S. dollars. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. From January 1 to December 31, 2010, the Real strengthened against the dollar by 4.3%, the Rupee strengthened by 3.7%, and the Euro weakened by 7.1%.
At December 31, 2010 and 2009, we held foreign currency forward contracts with a total notional value of $109.6 million and $59.9 million, respectively. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Real, Euro, or the Rupee against the U.S. dollar would negatively impact our operating profit on an annual basis for 2010 and 2009 as indicated in the table below:

	10% Strengthening against U.S. $
(in millions)	2010	2009

Real	$2.6	$1.4
Euro	1.5	3.9
Rupee	0.6	2.9

Total	$4.7	$8.2
However, based on our current foreign currency forward contracts, a 10% weakening in the value of the Real, Euro or the Rupee would result in losses under such foreign currency forward contracts that would adversely impact our operating results in 2010 and 2009 as indicated in the table below:

	10% Weakening against U.S. $
(in millions)	2010	2009

Real	$2.0	$4.5
Euro	2.8	0.1
Rupee	2.1	1.3

Total	$6.9	$5.9

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Tecumseh Products Company
We have audited the accompanying consolidated balance sheets of Tecumseh Products Company (a Michigan Corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tecumseh Products Company and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tecumseh Product Company and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 14, 2011

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except share and per share data)	2010	2009	2008

Net sales	$933.8	$735.9	$996.4
Cost of sales and operating expenses	835.2	680.2	891.3

Gross Profit	98.6	55.7	105.1
Selling and administrative expenses	114.1	125.2	129.6
Impairments, restructuring charges, and other items	50.3	24.4	43.8

Operating loss	(65.8)	(93.9)	(68.3)
Interest expense	(10.6)	(10.8)	(24.4)
Interest income and other, net	1.2	2.3	9.7

Loss from continuing operations before taxes	(75.2)	(102.4)	(83.0)
Tax benefit	(16.6)	(10.6)	(5.0)

Loss from continuing operations	(58.6)	$(91.8)	$(78.0)
Income (loss) from discontinued operations, net of tax	1.8	(1.6)	27.5

Net loss	$(56.8)	$(93.4)	$(50.5)

Basic and diluted loss per share(a):
Loss from continuing operations	$(3.17)	$(4.97)	$(4.22)

Income (loss) from discontinued operations, net of tax	0.10	(0.09)	1.49

Net loss per share	$(3.07)	$(5.06)	$(2.73)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480

Cash dividends declared per share	$0.00	$0.00	$0.00

(a)
On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant, which expires in 2012, is not included in diluted earnings per share information, as the effect would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$65.9	$90.7
Restricted cash and cash equivalents	14.6	10.5
Accounts receivable, trade, less allowance for doubtful accounts of $1.2 million in 2010 and 2009	127.8	79.4
Inventories	151.5	109.6
Deferred and recoverable income taxes	1.7	7.4
Recoverable non-income taxes	60.0	38.5
Fair value of hedge	12.5	11.2
Other current assets	13.7	13.4

Total current assets	447.7	360.7

Property, Plant, and Equipment, net	234.9	259.7
Long-term investments	—	4.1
Prepaid pension expense	9.5	80.3
Deferred income taxes	3.5	—
Recoverable non-income taxes	47.4	38.5
Other assets	18.8	23.8

Total assets	$761.8	$767.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$143.7	$117.4
Short-term borrowings	52.2	23.0
Accrued liabilities:
Employee compensation	30.7	29.0
Product warranty and self-insured risks	12.0	10.6
Payroll taxes	11.3	11.1
Fair value of hedge	—	0.6
Other	12.6	19.2

Total current liabilities	262.5	210.9

Long-term debt	13.2	8.0
Deferred income taxes	3.7	7.2
Other postretirement benefit liabilities	11.0	41.1
Product warranty and self-insured risks	3.8	4.8
Pension liabilities	25.9	25.2
Other	6.8	6.5

Total liabilities	326.9	303.7

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2010 and 2009	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2010 and 2009	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	354.2	411.0
Accumulated other comprehensive income	51.2	22.9

Total stockholders’ equity	434.9	463.4

Total liabilities and stockholders’ equity	$761.8	$767.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2010	2009	2008
Cash Flows from Operating Activities:
Net loss	$(56.8)	$(93.4)	$(50.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	39.3	44.8	42.4
Amortization of debt-issuance costs	1.1	0.4	0.1
Impairment of long-lived assets and goodwill	—	1.2	32.4
Gain on sale of discontinued operations	—	—	(7.9)
Loss (gain) on disposal of property and equipment	0.6	1.8	(4.6)
Non-cash settlement of hourly pension plan reversion	29.4	—	—
Non-cash curtailment of post-retirement benefits	(7.0)	—	—
Deferred income taxes	(15.8)	(1.4)	5.8
Share based compensation	1.5	0.8	1.4
Investment impairment	0.4	—	—
Changes in operating assets and liabilities:
Accounts receivable	(47.8)	21.3	(10.9)
Inventories	(41.1)	34.4	8.3
Payables and accrued expenses	22.9	6.4	(28.4)
Employee retirement benefits	(4.8)	(12.7)	29.5
Hourly pension plan reversion	54.5	—	—
Recoverable non income tax	(22.7)	(4.9)	55.2
Other	0.3	2.9	(2.2)

Cash provided by (used in) operating activities	(46.0)	1.6	70.6

Cash Flows from Investing Activities:
Capital expenditures	(9.2)	(7.9)	(8.0)
Short and long term investments	4.1	0.6	0.2
Change in restricted cash and cash equivalents	(4.1)	2.1	(5.7)
Proceeds (payments made) from sale of assets	0.2	(13.1)	23.2

Cash provided by (used in) investing activities	(9.0)	(18.3)	9.7

Cash Flows from Financing Activities:
Debt issuance / amendment costs	—	—	(1.6)
Proceeds from long-term debt	14.7	—	—
Other borrowings (repayments), net	16.8	(7.8)	(21.8)

Cash provided by (used in) financing activities	31.5	(7.8)	(23.4)

Effect of Exchange Rate Changes on Cash	(1.3)	2.1	(20.6)

Increase (decrease) in cash and cash equivalents	(24.8)	(22.4)	36.3

Cash and Cash Equivalents:
Beginning of Period	90.7	113.1	76.8

End of Period	$65.9	$90.7	$113.1

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash paid for interest	$8.7	$11.9	$21.0
Cash paid (refunds received) for taxes	$0.2	$(13.9)	$6.8
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

					Accumulated
	Class A	Class B			Other	Total
	$1 Par	$1 Par	Paid in	Retained	Comprehensive	Stockholders’
	Value	Value	Capital	Earnings	Income/(Loss)	Equity
Balance, December 31, 2007	$13.4	$5.1	$11.0	$547.9	$168.5	$745.9

Net loss				(50.5)		(50.5)
Loss on derivatives (net of tax of $1.9)					(42.9)	(42.9)
Translation adjustments (net of tax of $0.0)					(84.2)	(84.2)

Total Comprehensive Loss						(177.6)
Change in pension measurement date				7.0		7.0
Postretirement and postemployment benefits (net of tax of $0.6)(see Note 5)					(97.9)	(97.9)

Balance, December 31, 2008	$13.4	$5.1	$11.0	$504.4	$(56.5)	$477.4

Net loss				(93.4)		(93.4)
Gain on derivatives (net of tax of $14.6)					35.7	35.7
Translation adjustments (net of tax of $1.0)					63.1	63.1

Total Comprehensive Income						5.4
Postretirement and postemployment benefits (net of tax of $0.0)(see Note 5)					(19.4)	(19.4)

Balance, December 31, 2009	$13.4	$5.1	$11.0	$411.0	$22.9	$463.4

Net loss				(56.8)		(56.8)
Loss on derivatives (net of tax of $0.9)					(0.2)	(0.2)
Translation adjustments (net of tax of $1.5)					8.0	8.0

Total Comprehensive Loss						(49.0)
Postretirement and postemployment benefits (net of tax of $12.2)(see Note 5)					20.5	20.5

Balance, December 31, 2010	$13.4	$5.1	$11.0	$354.2	$51.2	$434.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTE 1. Accounting Policies
Business Description — Tecumseh Products Company (the “Company”) is a global manufacturer of hermetically sealed compressors for (i) commercial refrigeration applications, including walk-in coolers and freezers, ice makers, dehumidifiers, water coolers, food service equipment and refrigerated display cases and vending machines; (ii) household refrigerator and freezer applications; and (iii) residential and specialty air conditioning and heat pump applications, including window air conditioners, packaged terminal air conditioners and recreational vehicle and mobile air conditioners.
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
Foreign Currency Translation and Transaction Gains and Losses — The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income, a separate component of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents — Cash equivalents consist of bank deposits and other short-term investments that are readily convertible into cash with original maturities of three months or less.
We also had restricted cash of $14.6 million at December 31, 2010 and $10.5 million at December 31, 2009. At December 31, 2010, approximately $6.4 million of these funds are restricted to secure letters of credit, guarantee availability of funds for ACH transactions and derivative obligations. The remaining balance of $8.2 million will be used to fund both our defined benefit and defined contribution retirement plans for approximately the next four to six years.
Cash and cash equivalents outside of North America locations amounted to $27.0 million and $49.3 million at December 31, 2010 and 2009, respectively.
We maintain cash balances at various high credit quality financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to certain limits. The company’s balances exceeded these limits. The Company does not consider this a material risk.
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
Derivative Financial Instruments — In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in foreign exchange rates and commodity prices using financial instruments deemed appropriate by management. As part of its risk management strategy, the Company may use derivative instruments, including currency forward exchange contracts and options, and commodity futures contracts to hedge certain foreign exchange exposures and commodity prices. The Company’s objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings and protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of the Company. The Company does not use derivative financial instruments for speculative purposes. The Company formally designates and documents all of its hedging relationships as either fair value hedges or cash flow hedges, as applicable, although all of our current commodity futures contracts are cash flow hedges, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness. The Company applies hedge accounting based upon the criteria established by United States generally accepted accounting principles and records all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the consolidated statements of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. See Note 15 for a description of derivative instruments.

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
Earnings (Loss) Per Share — Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if warrants to issue common stock were exercised. Due to net losses recorded from continuing operations, an outstanding warrant issued to a former lender is not included in diluted loss per share for the years ended December 31, 2010, 2009, and 2008 as the effect would be antidilutive.
Research, Development and Testing Expenses — Company sponsored research, development and testing expenses related to present and future products are expensed as incurred and were $18.6 million, $17.7 million, and $20.4 million in 2010, 2009 and 2008, respectively. Such expenses consist primarily of salary and material costs and are included in selling and administrative expenses.
Share-Based Compensation — The Company accounts for share-based compensation using fair value for awards issued (See Note 11).
Reclassification — In the fourth quarter of 2009, the Company changed its plans and decided not to sell its Paris, Tennessee facility, which was previously classified as held for sale. As a result of the Company’s decision, the asset has been reclassified as held and used at its carrying value, adjusted for depreciation expense as if the asset has been continuously classified as held and used, which approximates fair value. Results of operations for the prior periods have been restated to report the Paris, Tennessee facility as a continuing operation (See Note 2).
Estimates — Management is required to make certain estimates and assumptions in preparing the consolidated financial statements in accordance with U.S. GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings or losses during any period. Actual results could differ from those estimates. Significant estimates and assumptions used in the preparation of the accompanying consolidated financial statements include those related to: accruals for product warranty, deferred tax assets, self-insured risks, pension and postretirement benefit obligations and environmental matters, as well as the evaluation of long-lived asset impairments and determination of stock based compensation.
NOTE 2. Discontinued Operations
In 2007 and 2008, we completed the sale of the majority of our noncore businesses in our Electrical Components (Residential & Commercial, Asia Pacific and Automotive & Specialty), Engine and Power Train and Other (MP Pumps and Manufacturing Data Systems) operating segments. In addition, in June 2009, we completed the liquidation of a small division previously classified as held for sale for $0.6 million in gross proceeds. As described in Note 1, results of operations for prior periods have been restated to report the Paris, Tennessee operation, previously reported in discontinued operations as a continuing operation.

The Company continues to incur legal fees, settlements and other expenses (recorded in the table below in impairments, restructuring charges, and other items) as purchasers of these businesses continue to seek adjustments to purchase price through provisions in the agreements, as well as post-retirement benefit curtailments and settlements as the Company continues to review its post-retirement obligations.
The net revenues and net losses for the aforementioned discontinued operations for the applicable periods are as follows:

	Years Ended December 31,
(in millions)	2010	2009	2008

Net sales	$—	$0.8	$11.5
Cost of sales	—	0.6	8.9
Selling and administrative expenses	—	0.5	1.0
Impairments, restructuring charges, and other items	(3.4)	1.3	(34.2)

Income (loss) from discontinued operations before income taxes	3.4	(1.6)	35.8
Income taxes on discontinued operations	1.6	—	8.3

Income (loss) from discontinued operations after income taxes	$1.8	$(1.6)	$27.5

For the year ended December 31, 2010, impairments, restructuring charges and other items in the table above were ($3.4) million, which primarily relates to a non-cash curtailment gain of $6.6 million as a result of terminating post retirement benefits for a sold business, partially offset by $1.4 million related to our Grafton and New Holstein facilities (formerly of the Engine and Power Train Group) for environmental accruals ($1.0 million) and operating costs ($0.4 million) and $1.8 million for legal fees and settlements for other sold businesses.
For the year ended December 31, 2009, impairments, restructuring charges and other items in the table above were $1.3 million. We received $5.9 million of amounts previously held in escrow related to the sale of the Residential & Commercial portion of the Electrical Component business and a reversal of accrued costs that are no longer expected to be incurred for the TMT Motoco plant of $1.7 million. These gains were offset by various items which included settlement for the horsepower lawsuit of $6.2 million, product liability and workers’ compensation expense of $1.0 million and legal fees and other of $1.7 million.
For the year ended December 31, 2008, impairments, restructuring charges and other items in the table above included curtailment gains on our salaried retirement other postretirement benefit plans of $44.7 million and a gain of $7.9 million related to the sale of MP Pumps. These gains were offset in part by a $13.1 million working capital adjustment to settle a dispute with the purchaser of one of the Engine Power Train businesses, as well as other expenses incurred post-closing including legal fees, adjustments to the workers’ compensation obligation, and other miscellaneous expenses totaling $5.3 million.
Our Grafton facility, an asset held from our former Engine and Power Train Group, is classified as held for sale on our consolidated balance sheet under the caption “other current assets” in the amount of $0.5 million.
NOTE 3. Inventories
The components of inventories at December 31 were:

(in millions)	2010	2009
Raw materials, net of reserves	$79.0	$54.9
Work in progress	1.0	4.3
Finished goods, net of reserves	71.5	50.4

	$151.5	$109.6

Raw materials are net of a $3.5 million and $3.4 million reserve for obsolete and slow moving inventory at December 31, 2010 and December 31, 2009, respectively. Finished goods are net of a $2.2 million and $1.8 million reserve for obsolete and slow moving inventory and lower of cost or market at December 31, 2010 and December 31, 2009, respectively.

NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

	December 31,
(in millions)	2010	2009
Land and land improvements	$16.3	$16.5
Buildings	97.4	107.5
Machinery and equipment	892.0	892.1

	1,005.8	1,016.1
Less accumulated depreciation	776.0	759.4

	229.8	256.7
Construction in process	5.1	3.0

Property, plant and equipment, net	$234.9	$259.7

Depreciation expense associated with property, plant and equipment was $39.3 million, $44.8 million and $42.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.
NOTE 5. Pension and Other Postretirement Benefit Plans
We have defined benefit retirement plans that cover substantially all domestic employees. Plans covering salaried employees generally provide pension benefits that are based on average earnings and years of credited service. Plans covering hourly employees generally provide pension benefits of stated amounts for each year of service. We sponsor a retiree health care benefit plan, including retiree life insurance, for eligible salaried employees and their eligible dependents. At certain divisions, we also used to sponsor retiree health care benefits for hourly retirees and their eligible dependents. The retiree health care plans, which are unfunded, provide for coordination of benefits with Medicare and any other insurance plan covering a participating retiree or dependent, and have lifetime maximum benefit restrictions. The retiree health care plans are contributory, with retiree contributions adjusted annually. We have reserved the right to interpret, change or eliminate these health care benefit plans. Our foreign subsidiaries also record liabilities for certain retirement benefits that are not defined benefit plans.
We use December 31 as the measurement date for determining pension and other post-retirement benefits. Information regarding the funded status and net periodic benefit costs was reconciled to or stated as of the year end of December 31.
Amounts recognized for both U.S. based and foreign pension and other post-retirement benefit plans in the consolidated balance sheets and in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefit		Other Benefit
(in millions)	2010	2009	2010	2009
Noncurrent pension assets	$9.5	$80.3	$—	$—
Liability — current	—	—	(1.3)	(3.7)
Liability — long term	(25.9)	(25.2)	(11.0)	(41.1)

Accumulated other comprehensive income:
Prior service credit	$0.2	$(3.1)	$(48.3)	$(20.0)
Net actuarial loss (gain)	28.6	43.4	(25.7)	(32.8)

Total postretirement and postemployment benefits	$28.8	$40.3	$(74.0)	$(52.8)

The amounts recognized in other comprehensive income for the years ended December 31 were:

	Pension Benefit		Other Benefit
(in millions)	2010	2009	2010	2009
Amounts recognized in other comprehensive income:
Prior service cost (credit)	$3.3	$(0.5)	$(28.3)	$(8.7)
Net actuarial loss (gain)	(14.8)	(9.0)	7.1	(1.8)

Total postretirement and postemployment benefits	$(11.5)	$(9.5)	$(21.2)	$(10.5)

The estimated net actuarial loss (gain) and prior service cost (credit) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $1.3 million and ($0.1) million, respectively. The estimated net actuarial loss (gain) and prior service cost (credit) for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is ($9.3) million.
The following table provides a reconciliation of the changes in the pension and postretirement plans’ benefit obligations and fair value of plan assets for 2010 and 2009:

	Pension Benefit		Other Benefit
(in millions)	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of period	$208.2	$200.9	$41.9	$42.8
Service cost	0.0	2.4	2.6	0.5
Interest cost	5.7	11.7	5.3	2.4
Plan change	2.7	—	(31.0)	—
Actuarial loss	3.9	13.1	2.7	0.8
Curtailment gain	(0.4)	—	—	—
Benefit payments	(22.0)	(20.1)	(6.7)	(4.6)
Special termination benefits	13.9	0.8	—	—
Settlements	(50.9)	(1.0)	(1.5)	—
Effect of changes in exchange rate	(0.7)	0.4	0.2	—

Benefit obligation at measurement date	$160.4	$208.2	$13.5	$41.9

Change in plan assets
Fair value at beginning of period	$260.9	$262.0	$—	$—
Actual return on plan assets	13.3	17.5	1.9	—
Employer contributions	(54.0)	0.5	2.9	4.5
Benefit payments	(25.6)	(19.2)	(2.8)	(4.5)
Settlements	(50.9)	—	—	—
Effect of changes in exchange rate	—	0.1	0.1	—

Fair value at measurement date	$143.7	$260.9	$2.1	$—

In the first quarter of 2010, we completed the reversion of our hourly pension plan. This reversion yielded gross cash proceeds to us in March 2010 of approximately $54.5 million. We retained net cash proceeds of $43.6 million after payment of excise taxes of $10.9 million, recorded in impairments, restructuring charges and other items in our Statements of Operations. The settlement of this plan reduced our benefit obligations and the value of our plan assets by $50.9 million.
Plan changes of $31.0 million in “Other Benefits” are a result of eliminating our post-65 retirement benefits coupled with increased retiree contributions. The settlement of $1.5 million is the result of terminated benefits for a plant closing and previously sold business. The plan changes and settlements reduced our benefit obligation and liability by $32.5 million

The accumulated benefit obligation for all defined benefit pension plans was $156.3 million and $203.9 million at December 31, 2010 and 2009, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in millions)	2010	2009
Projected benefit obligation	$160.4	$150.8
Accumulated benefit obligation	$156.3	$149.5
Fair value of plan assets	$143.7	$123.3
Components of net periodic benefit (income) cost during the year:

	Pension Benefits		Other Benefits
(in millions)	2010	2009	2010	2009
Service cost	$—	$2.4	$2.6	$0.5
Interest cost	5.7	11.7	5.3	2.5
Expected return on plan assets	(10.5)	(16.1)	0.2	—
Amortization of net loss (gain)	1.3	2.2	(1.8)	(0.7)
Amortization of actuarial transition obligation	—	0.1	—	—
Amortization of unrecognized prior service costs	(0.3)	(0.5)	(2.8)	(8.7)
Additional expense (income) due to curtailments, settlements and terminations (see below)	29.2	0.6	(7.0)	(0.3)

Net periodic expense (benefit) income	$25.4	$0.4	$(3.5)	$(6.7)

Additional expense (income) due to curtailments, settlements and terminations in the table above, are a result of the hourly pension plan settlement and reversion that resulted in a non-cash charge of $29.4 million ($15.6 million of previously deferred settlement losses and $13.8 million of enhanced termination benefits given to covered employees), offset by $0.2 of other income and are recorded in impairments, restructuring charges and other items in our Statements of Operations. The final settlement of the reversion will be determined in the future, however we don’t expect any adjustments to be material.
The termination of our post retirement benefits for a plant closing and a sold business resulted in a non-cash curtailment gain of $7.0 million ($6.6 million recorded in discontinued operations and $0.4 million recorded in Impairments, restructuring charges, and other items).
Additional Information
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31;

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
U.S.-Based Plans:

Discount rate	5.25%	5.50%	5.25%	5.50%
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Europe-Based Plans:

Discount rate	4.30%	4.30%	N/A	N/A
Rate of compensation increase	2.10%	2.10%	N/A	N/A

India-Based Plans:
Discount rate	8.30%	8.50%	N/A	N/A
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
U.S.-Based Plans:

Discount rate	5.50%	6.25%	N/A	6.25%
Expected long-term return on plan assets	6.30%	6.30%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Europe-Based Plans:
Discount rate	4.30%	4.30%	N/A	N/A
Expected long-term return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	2.10%	2.10%	N/A	N/A
India-Based Plans:
Discount rate	8.30%	8.50%	N/A	N/A
Expected long-term return on plan assets	9.40%	9.40%	N/A	N/A
Rate of compensation increase	6.00%	6.00%	N/A	N/A
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
Assumed health care cost trend rates, at December 31, 2010 and 2009:

	2010	2009

Health care cost trend rate assumed for next year	8.4%	7.5-11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2015-2016
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are based on an evaluation of external market conditions and adjusted to reflect our actual experience in relation to those market trends. A one-percentage-point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $9.5 million, and a one-percentage-point decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $8.5 million.
Plan Assets
The following table provides pension and other benefit plan assets based on nature and risks as of December 31, 2010 (See Note 14 for fair value assumptions):

	Fair Value measurements at December 31, 2010
	Total Fair
(in millions)	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$23.2	$23.2	$—	$—
Mutual Funds:
U.S. large cap (a)	11.2	11.2	—	—
U.S. small cap(b)	3.8	3.8	—	—
International growth(c)	3.6	3.6	—	—
Fixed Income Securities:
Corporate bonds(d)	78.6	—	78.6	—
U.S. Treasuries	23.3	—	23.3	—
Other:
India Government backed funds(e)	2.1	2.1

Total	$145.8	$43.9	$101.9	$—

(a)	Comprised of mutual funds investing in at least 90% of assets in common stock of companies with large market capitalizations similar to companies in the Standard & Poor’s (“S&P”) 500 Index.

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
We expect to make contributions of $0.2 million to our pension plans in 2011.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Projected Benefit	Projected Benefit Payments
	Payments from	From Postretirement Medical
(in millions)	Pension Plans	And Life Insurance Plans
Year
2011	$9.3	$9.6
2012	$9.3	$11.9
2013	$9.3	$14.1
2014	$9.5	$15.3
2015	$9.7	$16.3
Aggregate for 2016-2020	$51.0	$60.0
Defined Contribution Plans
We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $2.3 million, $2.7 million and $2.8 million in 2010, 2009 and 2008, respectively. Contributions were 100% funded from the proceeds obtained from the reversion of our former Salaried pension plan, beginning in 2009.
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

Historically, such taxes were typically credited against income taxes due. However, with reduced profitability, primarily in Brazil, we instead sought these refunds via alternate proceedings.
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at December 31, 2010 and 2009:

	December 31,
(in millions)	2010	2009
Brazil	$84.7	$67.7
India	14.2	7.1
Europe	8.5	2.2

Total recoverable non-income taxes	$107.4	$77.0

At December 31, 2010, a receivable of $60.0 million was included in current assets and $47.4 million was included in non-current assets and is expected to be recovered through 2013. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
NOTE 7. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers. Historically, estimates of warranty commitments have not differed materially from actual results; however, unanticipated product quality issues could result in material changes to estimates in future periods. Changes in the carrying amount and accrued product warranty costs for the years ended December 31, 2010, 2009 and 2008 are summarized as follows:

(in millions)
Balance at January 1, 2008	$9.7
Current year accruals for warranties	5.5
Adjustments to preexisting warranties	(0.3)
Settlements of warranty claims (in cash or in kind)	(7.5)
Effect of foreign currency translation	(0.7)
Sale of MP Pumps	(0.1)

Balance at December 31, 2008	$6.6

Current year accruals for warranties	5.2
Adjustments to preexisting warranties	(1.5)
Settlements of warranty claims (in cash or in kind)	(5.4)
Effect of foreign currency translation	0.2

Balance at December 31, 2009	$5.1

Current year accruals for warranties	4.5
Adjustments to preexisting warranties	0.4
Settlements of warranty claims (in cash or in kind)	(4.0)
Effect of foreign currency translation	(0.1)

Balance at December 31, 2010	$5.9

Warranty expenses were $4.8 million, $3.9 million and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, $5.3 million was included in current liabilities and $0.6 million was included in non-current liabilities. At December 31, 2009, $4.6 million was included in current liabilities and $0.5 million was included in non-current liabilities.

NOTE 8. Debt

(in millions)	2010	2009
Short-term borrowings consist of the following:
Borrowings by foreign subsidiaries under revolving credit agreements, advances on export receivables and overdraft arrangements with banks used in the normal course of business; weighted average interest rate at December 31 of 8.1% in 2010 and 9.8% in 2009	$42.1	$17.2
Current maturities of long-term debt	10.1	5.8

Total short-term borrowings	52.2	$23.0

Long-term debt consists of the following:
Unsecured borrowings, primarily with banks, by foreign subsidiaries with weighted average interest rate at December 31 of 3.8% in 2010 and 6.4% in 2009 and maturing in 2012 through 2013	$23.3	$13.8

Less: Current maturities of long-term debt	(10.1)	(5.8)

Total long-term debt	$13.2	$8.0

On June 24, 2010 we voluntarily terminated the Lenders’ commitments to lend under our Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent (“Chase”), and J.P. Morgan Securities Inc. as lead arranger, dated March 20, 2008, and amended March 18, 2009, October 20, 2009 and February 19, 2010.
As of the date of termination, and at December 31, 2009, there was no outstanding indebtedness, we were in compliance with all the covenants of this agreement and no termination fees were incurred.
At December 31, 2010, Chase and its affiliates hold a security interest in approximately $6.4 million of cash collateral (the “Cash Collateral”), to secure letters of credit, a guarantee of availability of funds for ACH transactions and derivative obligations. The Cash Collateral will remain in a restricted account until these obligations are paid in full or they are replaced with third parties and is included in restricted cash and cash equivalents on our balance sheet. Tecumseh Products will have no ability to withdraw, or have any other control over, the Cash Collateral, and acknowledged that Chase and its affiliates shall have sole control over the Cash Collateral.
We wrote off approximately $0.6 million of remaining deferred financing costs originally incurred in connection with this agreement. These costs were being amortized over the life of the agreement.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
In Europe, based upon exchange rates as of December 31, 2010, we have an unsecured, uncommitted discretionary credit facility of $2.7 million that expires on April 27, 2011. Historically we have been able to extend this facility when it expires, but such extension is at the discretion of the bank. Our borrowings under this facility, based on the exchange rate as of December 31, 2010, totaled $2.7 million with no availability for additional borrowings. There are no restrictive covenants on this credit facility.

In Brazil, based upon the exchange rates as of December 31, 2010, we have uncommitted, discretionary revolving credit facilities with several local private Brazilian banks (most of which are guaranteed by the Brazilian government) for an aggregate maximum of $54.0 million, subject to a borrowing base formula computed on a monthly basis. These facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from April, 2011 through July 13, 2013. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, in their discretion, whether to make new advances with respect to each draw on such facility and there are no restrictive covenants on these credit facilities. Our borrowings under these facilities totaled $48.0 million based upon exchange rate as of December 31, 2010, with an additional $6.0 million available for borrowing, based on our accounts receivable and inventory balances and exchange rates as of December 31, 2010.
In India, based upon exchange rates as of December 31, 2010, we have an aggregate maximum of $15.2 million of revolving credit facilities subject to a borrowing base formula computed on a monthly basis and secured by land, building and equipment, inventories and receivables. The arrangements expire at various times from March 2011 through May 2011. Historically we have been able to renew these facilities when they expire, but such renewal is at the discretion of the banks. Our borrowings under these facilities, based on the exchange rate as of December 31, 2010, totaled $14.7 million, and based on the exchange rate and our borrowing base as of December 31, 2010, we had an additional $0.5 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets.
Our consolidated borrowings under these arrangements totaled $65.4 million and $31.0 at December 31, 2010 and 2009, respectively. Our weighted average interest rate for these borrowings was 7.4% and 8.9% for the year ended December 31, 2010 and 2009, respectively.
Although we have terminated our former second lien credit agreement, the former lender still possesses a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued at $8.4 million, or $6.05 per share, expires in April of 2012.
Scheduled maturities of debt for each of the five years subsequent to December 31, 2010 are as follows:

(in millions)
2011	$52.2
2012	2.9
2013	10.3
2014	—
Thereafter	—

$65.4

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
In April of 2007, as part of the amendment to our Second Lien credit agreements, we granted a warrant to purchase a number of shares of Class A Common Stock equal to 7% of our fully diluted common stock, or 1,390,944 shares. This warrant, valued at $8.4 million, expires in April 2012.

NOTE 10. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income is shown in the Consolidated Statements of Stockholders’ Equity and includes the following:

(in millions)	2010	2009
Foreign currency translation adjustments	$22.0	$14.1
Loss on derivatives	(3.8)	(3.7)
Postretirement and postemployment benefits:
Prior Service Credit	48.1	23.1
Net Actuarial Gain	(2.9)	(10.6)
Net Transition Obligation	—	—
U.S. deferred income tax	(12.2)	—

Total postretirement and postemployment benefits	33.0	12.5

Total — Accumulated other comprehensive income	$51.2	$22.9

NOTE 11. Share-based Compensation Arrangements
Under our Long-Term Incentive Cash Award Plan, two types of incentives have been awarded, both of which are based upon the value of our Class A shares: stock appreciation rights (“SARs”) and phantom stock units. Both types of awards are settled in cash. Under our Outside Director Deferred Stock Unit Plan, deferred stock units have been awarded, which are essentially the same as phantom stock units.
SARs or phantom shares have generally been granted to non-employee directors and key employees in the first quarter of each year. SARs are granted with an exercise price equal to the closing price of the Company’s common stock on the date of the grant, as reported by The Nasdaq Stock Market. In general, the SARs vest in equal amounts on the first, second, and third anniversaries of the grant date, and expire seven years from the grant date. Phantom shares granted to key employees vest on the third anniversary of the grant date, and phantom shares granted to non-employee directors vest on the date of grant.
A summary of activity under the plans during 2010 is as follows:

	Nonvested		Vested
		Weighted		Weighted
		average		average
		grant		grant
		date		date	Total
	Number of	value	Number of	value	Number of
	awards	per share	awards	per share	awards

SARs:

Outstanding at January 1, 2010	164,403	$8.05	99,294	$10.09	263,697

Granted in 2010	123,447	$10.41	—	$—	123,447

Vested	(67,119)	$8.38	67,119	$8.38	0

Exercised	—	$—	(67,291)	$5.88	(67,291)

Forfeited	(44,307)	$6.70	(37,017)	$15.16	(81,324)

Outstanding at December 31, 2010	176,424	$9.91	62,105	$9.78	238,529

	Nonvested		Vested
		Weighted		Weighted
		average		average
		grant		grant
		date		date	Total
	Number of	value	Number of	value	Number of
	awards	per share	awards	per share	awards

Phantom Stock Units:

Outstanding at January 1, 2010	139,963	$13.35	41,185	$12.29	181,148

Granted	104,248	$12.86	—	$—	104,248

Vested	(14,509)	$14.17	14,509	$14.17	—

Settled	—	$—	(55,694)	$12.78	(55,694)

Forfeited	(30,929)	$19.70	—	$—	(30,929)

Outstanding at December 31, 2010	198,773	$12.04	0	$0	198,773

The initial value of the phantom shares was based on the closing price of our Class A shares as of the grant date. The SARs, which are the economic equivalent of options, were valued as of the grant date using a Black-Scholes model. The assumptions used in the Black-Scholes model for the SARs awarded as of the grant date shown below are as follows:

Award		Risk-free	Dividend	Expected		Initial value
Date	Strike price	interest rate	yield	life (years)	Volatility	per award

3/4/08	$28.82	3.37%	0.0%	7	51.18%	$15.16
1/2/09	$10.07	1.87%	0.0%	7	62.78%	$6.24
3/16/09	$4.17	2.50%	0.0%	7	84.70%	$3.17
6/15/09	$9.31	3.45%	0.0%	7	90.20%	$7.40
1/4/10	$12.86	3.36%	0.0%	7	93.72%	$10.41
Our liability with regard to these awards is re-measured in each quarterly reporting period. The value of the phantom shares is determined by comparing the closing stock price on our Class A common stock on the last day of the period to the initial grant date value. At December 31, 2010 and 2009, the closing stock price on our Class A common stock was $13.05 and $11.69, respectively.
We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes model. That result is then compared to the original calculated value. At December 31, 2010 this measurement yielded the following values for the SARs, by award date:

Award		Risk-free	Dividend	Remaining		Value per
Date	Strike price	interest rate	Yield	life (years)	Volatility	award

3/4/08	$28.82	1.65%	0.0%	4.2	85.95%	$6.24
1/2/09	$10.07	2.01%	0.0%	5.0	85.95%	$9.41
6/15/09	$9.31	2.21%	0.0%	5.5	85.95%	$9.84
1/4/10	$12.86	2.39%	0.0%	6.0	85.95%	$9.53

As both the SARs and the phantom shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the three-year vesting period of the awards. Total compensation expense related to the plan for the years ended December 31, 2010 and 2009 was $1.5 million and $0.8 million, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized compensation liability as calculated at December 31, 2010 and 2009 was $2.0 million and $2.1 million, respectively.
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
NOTE 12. Impairments, Restructuring Charges and Other Items
The charges (gains) recorded as restructuring, impairment and other charges for the years ended December 31 are as follows:

(in millions)	2010	2009	2008

Legal Settlement	$7.3	$—	$—
Environmental reserve on held-for-sale building	1.2	2.3	—
Severance, restructuring costs, and special termination benefits	2.5	18.1	12.5
Curtailment Gain	(0.4)	—	(21.5)
Settlement loss on the hourly pension plan reversion	29.4	—	—
Excise tax expense on proceeds from hourly retirement plan reversion	10.9	—	—
Impairment of investment	0.4	1.0	—
Final settlement of previously terminated salary retirement plan, net of excise tax	(1.0)	—	—
Goodwill impairments	—	—	18.2
Excise tax expense on proceeds from salaried retirement plan reversion	—	—	20.0
Impairment of buildings and machinery	—	—	14.6
Impairment of prepaid outside sales expense	—	1.5	—
Repayment of Legal Fees	—	1.1	—
Loss on transfer of surplus land	—	0.4	—

Total impairments, restructuring charges, and other items	$50.3	$24.4	$43.8

2010
2010 operating net loss included $50.3 million of impairments, restructuring charges and other items. This included a legal settlement of $7.3 million; an environmental reserve increase of $1.2 million; a curtailment gain of $0.4 million; the $40.3 million of non-cash settlement charges and excise tax related to the reversion of our hourly pension plan (as more fully described in Note 5 of the notes to consolidated financial statements); a $0.4 million impairment of an investment, and severance payments associated with a reduction in force at our Brazilian ($0.7 million), Indian ($0.1 million) and Corporate ($1.7 million) locations. In addition, a final settlement gain of $1.0 million, net of excise tax, was received in February 2010 from our previous salaried pension plan that was terminated in 2008.

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
The following table reconciles cash activities for the years ended December 31, 2010 and 2009 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Excise Tax	Legal	Other	Total

Balance at January 1, 2009	$—	$—	$—	$—	$—

Accruals	18.1	—	—	3.8	21.9

Payments	(8.4)	—	—	(2.0)	(10.4)

Balance at December 31, 2009	$9.7	$—	$—	$1.8	$11.5

Accruals	2.1	10.9	7.3	1.2	21.5

Payments	(11.2)	(10.9)	(7.3)	(0.6)	(30.0)

Balance at December 31, 2010	$0.6	$—	$—	$2.4	$3.0

The accrued severance balance at December 31, 2010 represents the remaining payments to be made related to our European reduction in force and is expected to be paid in the first quarter of 2011. The environmental reserve balance at December 31, 2010, included in other, represents the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility, and is expected to be paid over the next 15-21 months.
NOTE 13. Income Taxes
Consolidated income (loss) from continuing operations before taxes consists of the following:

(in millions)	2010	2009	2008
U.S.	$(73.6)	$(61.0)	$(20.8)
Foreign	(5.1)	(41.4)	(62.2)

	$(78.7)	$(102.4)	$(83.0)

Provision for (benefit from) income taxes from continuing operations consists of the following:

(in millions)	2010	2009	2008
Current:
U.S. federal	$(1.2)	$(0.8)	$0.8
State and local	0.1	(0.1)	(0.1)
Foreign income and withholding taxes	(0.3)	0.6	1.9

	$(1.4)	$(0.3)	$2.6

Deferred:
U.S. federal	(15.1)	(1.8)	(8.0)
State and local	—	(1.7)	—
Foreign	(0.1)	(6.8)	0.4

	(15.2)	(10.3)	(7.6)

Benefit from income taxes from continuing operations	$(16.6)	$(10.6)	$(5.0)

A reconciliation between the actual income tax expense (benefit) provided and the income tax expense (benefit) computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

(in millions)	2010	2009	2008
Income taxes (benefit) at U.S. statutory rate	$(27.5)	$(35.8)	$(29.0)
State and local income taxes	0.1	(1.7)	(0.1)
Foreign tax rate differential	(0.1)	(0.1)	2.3
Valuation allowance	9.9	27.8	14.6
Nondeductible excise tax	3.9	—	7.0
Tax loss carry back	(1.2)	(2.5)	—
Other	(1.7)	1.7	0.2

	$(16.6)	$(10.6)	$(5.0)

Deferred income taxes reflect the effect of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Provisions are also made for estimated taxes which may be incurred on the remittance of subsidiaries’ undistributed earnings, none of which are deemed to be permanently reinvested.

Significant components of our deferred tax assets and liabilities as of December 31 were as follows:

(in millions)	2010	2009
Deferred tax assets:
Other postretirement liabilities	$29.5	$14.7
Product warranty and self-insured risks	5.0	4.4
Tax Carryforwards	379.5	377.6
Other accruals and miscellaneous	7.8	12.9

	421.8	409.6
Valuation allowance	(380.1)	(367.0)

Total deferred tax assets	$41.7	$42.6

Deferred tax liabilities:
Property, Plant & Equipment	$23.4	$9.8
Pension	8.6	22.9
Unremitted foreign earnings	—	4.4
Unrealized gains on securities	4.4	4.6
Other	5.1	1.5

Total deferred tax liabilities	41.5	43.2

Net deferred tax (liabilities) assets	$0.2	$(0.6)

Deferred tax detail is included in the consolidated balance sheet as follows:
Tax assets	$3.9	$7.4
Non-current deferred tax liabilities	3.7	7.2

Total	$0.2	$0.2

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
At December 31, 2010, we had the following tax carryforwards:

	Amounts	Expiration

U.S. Federal Net Operating Loss	$187.8	2027 to 2030

U.S Federal Capital Loss	68.5	2012

U.S. State Net Operating Loss	18.0	2015 to 2029

Foreign Net Operating Losses	57.2	Unlimited

U.S. Tax Credits	47.7	2011 to 2029

U.S. Alternative Minimum Tax Credit	0.3	Unlimited

Total operating loss and tax credit carryforwards	$379.5

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

The receipt of $54.5 million in gross proceeds from the reversion of our hourly retirement plan in 2010 generated a tax gain that was fully offset for federal tax purposes by our NOL carryforwards. In 2008, the $100.0 million in gross proceeds from the reversion of our Salaried Retirement plan was fully offset against our existing NOL carryforwards.
Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. All available evidence, both positive and negative using a more likely than not standard, is considered to determine if valuation allowances should be established against deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, previous experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2010. This objective negative evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Based on this assessment, valuation allowances have been recorded against our US net deferred tax assets and certain international net deferred tax assets, specifically Brazil, France and India. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
At December 31, 2010 and 2009, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $5.5 million and $5.9 million, respectively. At December 31, 2010, there was a reduction of deferred tax assets relating to uncertain tax positions for $0.4 million related to state tax nexus issue.
The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2010 the Company had no accrued interest and penalties and had $0.6 million of accrued interest and penalties at December 31, 2009.
The following reconciliation illustrates the unrecognized tax benefits for the years ended December 31:

(in millions)	2010	2009

Unrecognized tax benefits — beginning of period	$5.9	$0.6
Payments	—	(0.2)
Decreases	(0.4)
Additions	—	5.5

Unrecognized tax benefits — end of period	$5.5	$5.9

As part of the process of finalizing the audit of our 2003 tax year, we reached an agreement with the IRS in December 2008 regarding the refund of federal income taxes previously paid related to that period. We received the $14.9 million refund, which represented $12.2 million in refund and $2.7 million in interest, in July 2009. Amended returns were filed during 2009 relating to a similar issue for other years resulting in the recognition of a net tax benefit of $1.9 million. The Company has recorded unrecognized tax benefits for uncertain tax positions reported on returns that are currently being examined by the tax authorities. The Company expects that the tax authorities will complete their review of these positions during calendar year 2011, therefore; the amount of the unrecognized tax benefit could be reduced by $5.5 million within the next 12 months.
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
The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2010.

(in millions)	Total Fair Value	Level 1	Level 2	Level 3

Assets:

Commodity futures contracts	$7.3	$—	$7.3	$—

Foreign currency derivatives	5.2	—	5.2	—

Balance as of December 31, 2010	$12.5	$—	$12.5	$—

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

(in millions)	Total Fair Value	Level 1	Level 2	Level 3

Assets:

Auction rate certificates	$3.9	$—	$—	$3.9

Auction rate securities rights	0.2	—	—	0.2

Commodity futures contracts	5.4	—	5.4	—

Foreign currency derivatives	5.8	—	5.8	—

Balance as of December 31, 2009	$15.3	$—	$11.2	$4.1

Liabilities:

Commodity futures contracts	$0.4	$—	$0.4	$—

Foreign currency derivatives	0.2	—	0.2

Balance as of December 31, 2009	$0.6	$—	$0.6	$—

The following table presents the changes in Level 3 assets for the year ended December 31, 2010:

	Auction Rate	Auction Rate
(in millions)	Certificates	Securities Rights
Balance at January 1, 2010	$3.9	$0.2
Payments on principal	(4.2)	—
Gains (losses) included in investment income	0.3	(0.2)

Balance at December 31, 2010	$—	$—

We sold our investment in our Auction Rate Certificate (ARC) and Auction Rate Securities (ARSR) that were previously classified as level 3 assets in the second quarter of 2010.
NOTE 15. Derivative Instruments and Hedging Activities
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to foreign customers not denominated in the seller’s functional currency, foreign plant operations, and purchases from foreign suppliers. We actively manage the exposure of our foreign currency exchange rate market risk and market fluctuations in commodity prices by entering into various hedging instruments, authorized under our policies that place controls on these activities, with counterparties that are highly rated financial institutions. We are exposed to credit-related losses in the event of non-performance by these counterparties; however, our exposure is generally limited to the unrealized gains in our contracts should any of the counterparties fail to perform as contracted.
Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flow method and records changes in options fair value to other comprehensive income to the degree they are effective.
Our hedging activities primarily involve use of foreign currency forward exchange contracts, options and commodity futures contracts. These contracts are designated as cash flow hedges. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and commodity price fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved, and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian Real, Euro, and the Rupee, against the U.S. dollar.

Cash flow hedges. We recognize all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet and formally document relationships between cash flow hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted exposure, such as sales to third parties denominated in a non-local currency and commodity purchases. For derivative instruments that are designated and qualify as a cash flow hedge, all changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income (“OCI”), until the hedged exposure affects earnings upon settlement of the contracts. Gains and losses on the derivative representing either ineffective hedges or hedge components excluded from the assessment of effectiveness are recognized immediately in earnings. In either case, the derivatives affect cash flow at the time the contract is settled. The consolidated statement of operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of sales and raw materials are recorded in net sales and cost of sales, respectively, when the underlying hedged transaction affects net earnings. The maximum amount of time we hedge our exposure to the variability in future cash flows for forecasted trade sales and purchases is eighteen months.
We formally assess at a hedge’s inception and on a quarterly basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively and carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in earnings. For the fiscal years ended December, 31 2010 and 2009, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The notional amount outstanding of forward contracts designated as cash flow hedges was $109.6 million and $59.9 million at December 31, 2010 and 2009, respectively.
The following table presents the fair value of the Company’s derivatives designated as hedging instruments in our consolidated balance sheet as of December 31, 2010 and 2009:

	Asset (Liability) Derivatives
	December 31, 2010		December 31, 2009
	Financial		Financial
(in millions)	Position Location	Fair Value	Position Location	Fair Value
Derivatives designated as hedging instruments

Commodity futures contracts	Fair value of hedge	$7.3	Fair value of hedge	$5.4

Commodity futures contracts	Fair value of hedge	—	Fair value of hedge	(0.4)

Foreign currency derivatives	Fair value of hedge	5.2	Fair value of hedge	5.8

Foreign currency derivatives	Fair value of hedge	—	Fair value of hedge	(0.2)

Total		$12.5		$10.6

The following table presents the impact of derivatives designated as hedging instruments on our consolidated statements of operations for our derivatives designated as cash flow hedging instruments for the year ended December 31, 2010 and 2009.

			Amount of Gain
			Reclassified from
	Amount of Gain	Location of Gain	Accumulated OCI into
	Recognized in OCI	Reclassified from	Income (Effective
	(Effective Portion)	Accumulated	Portion)
	Twelve Months Ended	OCI into Income	Twelve Months Ended
(in millions)	December 31, 2010	(Effective Portion)	December 31, 2010
Derivatives designated as hedging instruments
Commodity futures contracts	$10.4	Cost of sales	$8.8
Foreign currency derivatives	6.6	Cost of sales	7.5

Total	$17.0		$16.3

As of December 31, 2010, we expect to reclassify pretax gains of $11.7 million from accumulated other comprehensive income into net income during the next twelve months. As of December 31, 2010, there were no contracts that were deemed ineffective.

			Amount of Gain
			Reclassified from
	Amount of Gain	Location of Gain	Accumulated OCI into
	Recognized in OCI	Reclassified from	Income (Effective
	(Effective Portion)	Accumulated	Portion)
	Twelve Months Ended	OCI into Income	Twelve Months Ended
(in millions)	December 31, 2009	(Effective Portion)	December 31, 2009
Derivatives designated as hedging instruments
Commodity futures contracts	$12.8	Cost of sales	$5.9
Foreign currency derivatives	21.6	Cost of sales	9.6

Total	$34.4		$15.5

Amount of Gain
Reclassified from
	Amount of Gain	Location of Gain	Accumulated OCI into
	Recognized in OCI	Reclassified from	Income (Ineffective
	(Ineffective Portion)	Accumulated	Portion)
	Twelve Months Ended	OCI into Income	Twelve Months Ended
(in millions)	December 31, 2009	(Ineffective Portion)	December 31, 2009
Derivatives designated as hedging instruments
Commodity futures contracts	$1.3	Cost of sales	$1.3
Foreign currency derivatives	—	Cost of sales	—

Total	$1.3		$1.3

NOTE 16. Commitments and Contingencies
Operating leases
Total rental expense for operating leases was $7.3 million, $4.5 million, and $3.6 million for the fiscal years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, future minimum lease payments under noncancelable operating leases amounted to $13.4 million as follows: 2011, $2.2 million; 2012, $2.0 million, 2013, $2.0 million, 2014, $1.8 million, and after 2014, $5.4 million.
Accounts Receivable
A portion of accounts receivable at our Brazilian, European, and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. Discount receivables sold, including both with and without recourse amounts, were $34.8 million and $43.3 million at December 31, 2010 and 2009, respectively, and the discount rate was 8.7% and 11.6% in 2010 and 2009, respectively.
Purchase Commitments
As of December 31, 2010, we had $12.1 million of noncancelable purchase commitments with some suppliers for materials and supplies in the normal course of business.
Letters of credit
We issue letters of credit in the normal course of business, as required by some vendor contracts. As of December 31, 2010 and 2009, we had $6.4 million and $4.9 million, respectively in outstanding letters of credit.
Litigation
General
We are party to litigation in the ordinary course of business. Litigation occasionally involves claims for punitive as well as compensatory damages arising out of use of our products. Although we are self-insured to some extent, we maintain insurance against certain product liability losses. We are also subject to administrative proceedings with respect to claims involving the discharge of hazardous substances into the environment. Some of these claims assert damages and liability for remedial investigation and clean-up costs. We are also typically involved in commercial and employee disputes in the ordinary course of business. Although their ultimate outcome cannot be predicted with certainty, and some may be disposed of unfavorably to us, management considers that appropriate reserves have been established and, except as described below, does not believe that the disposition of these matters will have a material adverse effect on our consolidated financial position, cash flows or results of operations. With the exception of the settlement of the working capital adjustment made with the purchaser of our former Engine & Power Train business segment, our reserves for contingent liabilities have not historically differed materially from estimates upon their final outcomes. However, discovery of new facts, developments in litigation, or settlement negotiations could cause estimates to differ materially from current expectations in the future. Except as disclosed below, we do not believe we have any pending loss contingencies that are probable or reasonably possible of having a material impact to our consolidated financial position, results of operations or cash flows.

U.S. Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (“RICO”) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states, the District of Columbia and Puerto Rico, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We have joined the joint defense group with other lawnmower and component manufacturers who are defendants. In the fourth quarter of 2009, a conceptual offer by a group of the defendants, including Tecumseh, of $51.0 million was accepted in principle with the actual settlement terms to be negotiated. On February 24, 2010, Tecumseh, along with the other settling defendants, executed a settlement agreement (the “group settlement”) with plaintiffs resolving claims against the group of settling defendants in exchange for a group payment of $51 million, a one-year warranty extension for qualifying class members and injunctive relief regarding future lawnmower engine labeling practices. On February 26, 2010, the court entered an order preliminarily approving the group settlement, certifying the settlement class, appointing settlement class counsel and staying proceedings against the settling defendants. The settlement class consists of all persons or entities in the United States who, beginning January 1, 1994, up to the date when notice of the preliminary approval was published (April 12, 2010) purchased, for their own use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a defendant. On August 16, 2010, the District Court entered orders approving each of the settlements. A number of objectors filed appeals regarding the settlement approval orders and other related orders in the United States Court of Appeals for the Seventh Circuit, but as of February 16, 2011, all of those appeals have now been dismissed. As of December 31, 2010, Tecumseh has paid $3.1 million of its allocable portion of approximately $6.2, and the balance was paid on March 1, 2011.
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
We are cooperating fully with these investigations. In addition, we have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division’s Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed to not bring any criminal prosecution with respect to the investigation against the Company as long as we, among other things, continue our full cooperation in the investigation. We have received similar conditional immunity from the European Commission, the SDE, and the competition authorities in other jurisdictions.
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
On June 24, 2010, Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh do Brasil, Ltda, and Tecumseh do Brasil U.S.A. LLC entered into a settlement agreement with the direct-purchaser plaintiffs (the “Settlement Agreement”) to resolve claims in the action in order to avoid the costs and distraction of this ongoing class action litigation. The Settlement Agreement was made by and between Tecumseh and its subsidiaries and affiliates, and plaintiffs, both individually and on behalf of a class of persons who purchased in the United States, its territories and possessions, directly from a defendant during the period from January 1, 2004 through December 31, 2008: (a) compressors of less than one horsepower used for refrigeration, freezing or cooling purposes, and/or (b) refrigeration products, including condensers, containing compressors of less than one horsepower used for refrigeration, freezing or cooling purposes (the “Covered Products”). Compressors used for air-conditioning applications are specifically excluded.
Under the terms of the Settlement Agreement, in exchange for plaintiffs’ full release of all U.S. direct-purchaser claims against Tecumseh relating to the Covered Products, Tecumseh agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $250,000 for notice and administrative costs associated with administering the settlement. These costs were accrued as an expense in the second quarter of 2010 (and paid in the third quarter of 2010) in the line item captioned “Impairments, restructuring charges, and other items”. Tecumseh also agreed to assist plaintiffs in obtaining the Court’s approval of the settlement and to share with plaintiffs information relating to the anti-competitive conduct alleged in the action. If the Court refuses to approve the Settlement Agreement or if the Settlement Agreement is modified or set aside on appeal, plaintiffs and Tecumseh each may rescind the Settlement Agreement and the settlement amount will be returned to Tecumseh. In addition, if Tecumseh customers representing a significant percentage of purchases of Covered Products choose not to participate in the settlement (opt-out), Tecumseh has the right under certain circumstances to withdraw from the Settlement Agreement and have the settlement funds returned. The Court has not yet scheduled a hearing for preliminary approval of the Settlement Agreement.
In the United States, the remaining indirect purchaser class actions are in a preliminary stage. A consolidated amended complaint was filed on June 30, 2010. Tecumseh and other defendants filed motions to dismiss the indirect purchaser class action on August 30, 2010. Briefing on the motions has been completed and the motions are still pending before the Court.

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
In Canada, the class actions are in a preliminary stage. Due to uncertainty of our liability in these cases, or other cases that may be brought in the future, we have not accrued any liability in our financial statements, other than for the claims subject to the Settlement Agreement. Our ultimate liability, if any, or the amount of any potential future settlements or resolution of these claims could be material to our financial position, consolidated results of operations and cash flows.
We anticipate that we will incur additional expenses as we continue to cooperate with the investigations and defend the lawsuits. We expense all legal costs as incurred in the consolidated statements of operations. Such expenses and any restitution payments could negatively impact our reputation, compromise our ability to compete and result in financial losses in an amount which could be material to our financial position, consolidated results of operations and cash flows.
Platinum
On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware Corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Exchange Act, common law fraud and negligent misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washers and augers, among other applications. Snowstorm seeks unspecified compensatory and punitive damages and a declaratory judgment that Tecumseh Products is obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An answer on behalf of Tecumseh Products Company was filed on January 27, 2010. On January 20, 2010, Alix Partners, LLP, AP Services LLC and James Bonsall filed a Motion to Dismiss Snowstorm’s complaint in its entirety. On September 21, 2010, the United States District Court for the District of Delaware issued an Opinion and Order granting in part, and denying in part, Alix Partners, LLP, AP Services LLC and James Bonsall’s Motion to Dismiss. In addition, Alix Partners, LLP, AP Services LLC, and James Bonsall allege that Tecumseh Products is obligated to defend and indemnify them in connection with this lawsuit. We intend to vigorously defend the lawsuit. The parties are currently conducting written discovery, which is scheduled to be completed by March 31, 2012. A pretrial conference is scheduled for June 5, 2012, and trial is set to begin on June 18, 2012. At this time, we do not have a reasonable estimate the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
Environmental Matters
At December 31, 2010 and 2009 we had accrued $4.2 million and $2.7 million, respectively, for environmental remediation. Included in the December 31, 2010 balance was an accrual of $2.4 million for the remaining estimated costs associated with remediation activities our former Tecumseh, Michigan facility. This estimate included an increase of $1.2 million in the second quarter of 2010 as a result of additional work required by the United States Environmental Protection Agency (“USEPA”) as required by the Agreed Order of Consent between USEPA and Tecumseh approved on June 22, 2010. Remediation efforts are ongoing, most of which will be completed in the next 15 to 21 months while monitoring activities are anticipated to be completed by the end of 2014.

We were named by the USEPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. In 2003, with the cooperation of the USEPA, the Company and Pollution Risk Services, LLC (“PRS”) entered into a Liability Transfer and Assumption Agreement (the “Liability Transfer Agreement”). Under the terms of the Liability Transfer Agreement, PRS assumed all of our responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for certain specifically enumerated liabilities. Also, as required by the Liability Transfer Agreement, we purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS.
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2008, the remainder of the work required by the WDNR was completed subject to two years of monitoring to be completed by the end of October 2009. The monitoring results showed no contamination in the building except for one small area which showed values that exceeded initial values sought by the WDNR. We completed the remediation of this small area in the fourth quarter of 2010 and will be subject to two years of monitoring through 2013. We had $0.2 million accrued at December 31, 2010 and 2009, the total estimated cost associated with the investigation and remediation of the on-site contamination.
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
Assets held for sale as of December 31, 2010 consist of our Grafton facility, from our former Engine and Power Train Group. Assets held for sale as of December 31, 2008 consist of the Vitrus Division, a small subsidiary within the previous Electrical Component business.
External customer sales by geographic area are based upon the destination of products sold. In 2010 one household refrigeration and freezer customer accounted for 10.1% of our consolidated sales. Long-lived assets by geographic area are based upon the physical location of the assets.

Assets, capital expenditures and depreciation and amortization from continuing operations for the years ended December 31, 2010, 2009 and 2008 were as follows:
Business Segment Information (in millions)

	2010	2009	2008

Assets:
Compressor products	$745.0	$617.4	$604.4
Corporate and consolidating items	16.3	149.7	193.1
Assets held for sale	0.5	—	1.0
Other	—	—	—

Total assets	$761.8	$767.1	$798.5

Capital expenditures:
Compressor products	$6.8	$5.5	$5.3
Corporate and consolidating items	2.4	2.4	2.7
Other	—	—	—

Total capital expenditures	$9.2	$7.9	$8.0

Depreciation and amortization:
Compressor products	$33.8	$37.9	$35.6
Corporate and consolidating items	6.6	7.3	6.9

Total depreciation and amortization	$40.4	$45.2	$42.5

Geographic Information (in millions)

	2010	2009	2008
Customer Sales by Destination
North America
United States	$171.8	$139.3	$200.7
Other North America	25.4	18.0	28.0

Total North America	197.2	157.3	228.7
Brazil	216.3	168.6	194.4
Other South America	80.9	63.8	105.1

Total South America	297.2	232.4	299.5
Europe	209.9	184.1	248.8
China	28.9	14.4	—	*
India	82.1	60.5	—	*
Rest of Asia	26.9	18.7	219.4

Total Asia	109.0	79.2	219.4
Middle East and Africa	91.6	68.5	—	*

	$933.8	$735.9	$996.4

*	Included in the Rest of Asia for 2008

	2010	2009	2008
Net Fixed Assets
United States	$39.0	$47.0	$60.7
Brazil	144.2	158.6	134.7
India	39.9	39.7	40.9
Europe	11.8	14.4	17.4

	$234.9	$259.7	$253.7

NOTE 18. Quarterly Financial Data — Unaudited
The prior year numbers have been restated to reflect a reclassification of our Paris, Tennessee facility from a discontinued operation held for sale to a continuing operation.

	Quarter
(in millions, except per share data)	First	Second	Third	Fourth	Total
2010(a)
Net sales	$238.7	$249.3	$221.6	$224.2	$933.8
Gross profit	28.7	31.0	24.7	14.2	98.6
Net loss	(41.9)	(5.1)	(3.2)	(6.6)	(56.8)

Basic and diluted earnings (loss) per share	$(2.26)	$(0.27)	$(0.17)	$(0.37)	$(3.07)

2009(b)
Net sales	$151.3	$163.7	$211.3	$209.6	$735.9
Gross profit	9.5	4.0	19.0	23.2	55.7
Net loss	$(23.9)	$(24.9)	$(14.1)	$(30.5)	$(93.4)

Basic and diluted earnings (loss) per share	$(1.29)	$(1.35)	$(0.76)	$(1.65)	$(5.06)

(a)
Includes the effects of $40.3 million in expenses related to the reversion of our hourly pension plan, $7.3 million in expenses related to settlement of a portion of our anti-trust litigation, $1.2 million for additional estimated environmental costs, $2.5 million related to severance associated with reductions in force, and a $0.4 million impairment of an investment, partially offset by a $1.0 million gain from our previous salaried pension plan that was terminated in 2008 and a $0.4 million curtailment gain.

(b)
Includes the effects of $18.1 million of severance and special termination benefits, $2.3 million for additional estimated environmental costs, $1.1 million repayment of legal fees, a $1.5 million write-off of prepaid outside sales expense, a $1.0 million investment impairment, a $0.4 million loss on the sale of surplus land, and a one time cumulative catch up depreciation expense of $3.5 million as a result of a reclassification of our Paris, Tennessee facility from a discontinued operation held for sale to a continuing operation in the fourth quarter of 2009.

NOTE 19. New Accounting Standards
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
NOTE 20. Subsequent Events
Subsequent to December 31, 2010, we received $8.0 million of the outstanding refundable non-income taxes in Brazil, however the Brazilian government was successful in obtaining a court order to require $15.0 million of our tax refund be held in a court appointed cash account until resolution of the social security tax matter. The timing of resolution of this tax dispute is uncertain and might take several years. As a result, we will reclassify the $15.0 million of refundable non-income taxes from current to long term in the first quarter of 2011.
On March 7, 2011, the company and our President and Chief Executive Officer mutually determined to have a separation of employment. The terms of separation have not yet been determined. Our President and Chief Executive Officer will remain employed by us for an approximately 90-day transition period.

We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Secretary and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of our President and Chief Executive Officer and our Vice President, Secretary and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2010, our President and Chief Executive Officer along with our Vice President, Secretary and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management used the framework described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Tecumseh Products Company
We have audited Tecumseh Products Company (a Michigan Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tecumseh Products Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Tecumseh Products Company and subsidiaries’ internal control over financial reporting based on our audit.
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

In our opinion, Tecumseh Products Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tecumseh Products Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 14, 2011

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the caption “Proposal No. 1- Election of Directors — Our Nominees” in our definitive proxy statement relating to our 2011 annual meeting of shareholders scheduled to be held April 27, 2011 and is incorporated herein by reference. The information pertaining to executive officers required by Item 401 of Regulation S-K will be set forth under the caption “Executive Officers” in our definitive proxy statement relating to our 2011 annual meeting of shareholders scheduled to be held April 27, 2011 and is incorporated herein by reference. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2011 Annual Meeting of Shareholders scheduled to be held April 27, 2011 and is incorporated herein by reference.
The information required to be reported pursuant to Item 406 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors — Code of Conduct” in our definitive proxy statement relating to our 2011 Annual Meeting of Shareholders scheduled to be held April 27, 2011 and is incorporated herein by reference. The information required to be reported pursuant to paragraphs (d)(4) and (d)(5) of Item 407 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors — Audit Committee” in our definitive proxy statement relating to our 2011 annual meeting of shareholders scheduled to be held April 27, 2011 and is incorporated herein by reference. No information is required to be reported pursuant to paragraph (c)(3) of Item 407 of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be reported pursuant to Item 402 of Regulation S-K and paragraph (e)(5) of Item 407 of Regulation S-K will be set forth under the caption “Executive Compensation,” and the information required by paragraph (e)(4) of Item 407 of Regulation S-K will be set forth under the sub-caption “Compensation Committee Interlocks and Insider Participation” under the caption “Information Concerning the Board of Directors” in our definitive proxy statement relating to our 2011 annual meeting of shareholders scheduled to be held April 27, 2011 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be reported pursuant to Item 403 of Regulation S-K will be set forth under the caption “Share Ownership” in our definitive proxy statement relating to our 2011 annual meeting of shareholders scheduled to be held April 27, 2011 and is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item 407 of Regulation S-K will be set forth under the sub-captions “Board Independence,” “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” under the caption “Information Concerning the Board of Directors” in our definitive proxy statement relating to our 2011 annual meeting of shareholders scheduled to be held April 27, 2011 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be reported pursuant to Item 9(e) of Schedule 14A will be set forth under the caption “Proposal No. 2 — Ratification of Appointment of Independent Accountant — Audit and Non-Audit Fees” in our definitive proxy statement relating to our 2011 annual meeting of shareholders scheduled to be held April 27, 2011 and is incorporated herein by reference.

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

TECUMSEH PRODUCTS COMPANY

Date: March 14, 2011	By	/s/ James E. Wainright James E. Wainright
President and Chief Executive Officer Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Office	Date of Signing

/s/ James E. Wainright James Wainright		President and Chief Executive Officer (Principal Executive Officer)	March 14, 2011

/s/ James J. Connor James J. Connor		Vice President, Secretary and Chief Financial Officer (Principal Accounting and Principal Financial Officer)	March 14, 2011

* Kent B. Herrick		Chairman of the Board, Director	March 14, 2011

* David M. Goldberg		Director	March 14, 2011

* Steven J. Lebowski		Director	March 14, 2011

* Zachary E. Savas		Director	March 14, 2011

* Terence C. Seikel		Director	March 14, 2011

* By:	/s/ James J. Connor James J. Connor Attorney-in-Fact

10-K EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

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

3(i).1
Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (3) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-452)

3(i).2
Certificate of Amendment to the Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit B-5 to registrant’s Form 8 Amendment No. 1 dated April 22, 1992 to Form 10 Registration Statement dated April 24, 1965, File No. 0-452)

3(i).3
Certificate of Amendment to the Restated Articles of Incorporation of Tecumseh Products Company (incorporated by reference to Exhibit (4) to registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-452)

3(ii)
Amended and Restated Bylaws of Tecumseh Products Company as amended through June 29, 2010 (incorporated by reference to Exhibit 3(ii) to registrant’s Current Report on Form 8-K, dated June 29, 2010 and filed March 1, 2011, File No. 0-452)

4.1
Letter Agreement, dated June 24, 2010, between Tecumseh Products Company and JPMorgan Chase Bank, N.A. terminating Credit Agreement, (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K, dated June 24, 2010 and filed June 28, 2010, File No. 0-452)

Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Commission upon request.

10.1
Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-452)

10.2
Annual Incentive Plan adopted December 17, 2007 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K For the year ended December 31, 2007, File No. 0-452)

10.3
Description of 2010 terms of Tecumseh Product Company’s Annual Incentive Plan (management contract or compensatory plan or arrangement) (incorporated by reference to the disclosures in Item 5.02 of the Company’s Current Report on Form 8-K, dated March 8, 2010 and filed March 12, 2010, File No. 0-452)

10.4
Long-Term Term Incentive Cash Award Plan adopted March 4, 2008 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

Exhibit
No.	Description of Exhibit

10.5
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

10.7 *	Amended and Restated Outside Directors’ Deferred Stock Unit Plan adopted December 14, 2010 (management contract or compensatory plan or arrangement)

10.8
Settlement Agreement and Waiver of all Rights and Claims, dated as of October 5, 2009 between Tecumseh Products Company and Edwin L. Buker (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K dated October 2, 2009 and filed October 8, 2009, File No. 0-452)

10.9
Letter dated September 17, 2007 and accompanying term sheet setting forth terms of employment of James Wainright (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.31 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 0-452)

10.10
Form of Amended and Restated Change in Control and Severance Agreement (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.5 to registrant’s Current Report on Form 8-K filed November 18, 2008, File No. 0-452) The registrant has entered into agreements substantially in this form with several of its executives, including the following executive officer named in the Summary Compensation Table in the registrant’s proxy statement for its 2011 annual meeting of shareholders: James Wainright.

10.11
Settlement Agreement and Waiver of all Rights and Claims, dated as of January 19, 2010 between Tecumseh Products Company and James S. Nicholson (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.12 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 0-452)

10.12
Employment term sheet setting forth terms of employment of Michael A. Noelke dated December 8, 2009 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.13 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 0-452)

10.13
Employment term sheet setting forth terms of employment of James J. Conner dated December 17, 2009 (management contract or compensatory plan or arrangement). .(incorporated by reference to Exhibit 10.14 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 0-452)

10.14
Liability Transfer and Assumption Agreement for Sheboygan River and Harbor Superfund Site dated March 25, 2003, by and between Tecumseh Products Company and Pollution Risk Services, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 9, 2003, File No. 0-452)

10.15
Consent Order entered into on December 9, 2004 with Wisconsin Department of Natural Resources and TRC Companies, Inc. (incorporated by reference to Exhibit 10.26 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

Exhibit
No.		Description of Exhibit

10.16
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

10.18
First addendum dated January 19, 2007 to agreement with AP Services, LLC dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed January 25, 2007, File No. 0-452)

10.19
Warrant to Purchase Class A Common Stock of Tecumseh Products Company issued to Tricap Partners II L.P. on April 9, 2007 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

10.20
Registration Rights Agreement dated as of April 9, 2007 between Tecumseh Products Company and Tricap Partners II L.P. (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

10.21
Reimbursement Agreement, dated as of October 28, 2009, effective as of October 29, 2009, by and between Tecumseh Products Company and Herrick Foundation (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K dated October 29, 2009 and filed November 4, 2009, File No. 0-452)

21	*	Subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP

24	*	Power of Attorney

31.1	*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith