Form 10-Q
period 2011-03-31
TECUMSEH PRODUCTS CO
filed 2011-05-10
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from ______to ______
COMMISSION FILE NUMBER: 0-452
TECUMSEH PRODUCTS COMPANY
(Exact name of registrant as specified in its charter)

Michigan
(State or other jurisdiction of incorporation or organization)	38-1093240 (IRS Employer Identification Number)

1136 Oak Valley Drive, Ann Arbor, Michigan (Address of Principal Executive Offices)	48108 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 29, 2011, the following shares of the registrant’s common stock were outstanding:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In Millions, Except Share Data)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$54.1	$65.9
Restricted cash and cash equivalents	14.2	14.6
Accounts receivable, trade, less allowance for doubtful accounts of $1.2 in 2011 and 2010	149.7	127.8
Inventories	171.5	151.5
Deferred and recoverable income taxes	1.7	1.7
Recoverable non-income taxes	46.9	60.0
Fair value of hedge	12.4	12.5
Other current assets	12.5	13.7

Total current assets	463.0	447.7

Property, Plant, and Equipment, net	231.3	234.9
Prepaid pension expense	9.0	9.5
Deferred income taxes	4.0	3.5
Recoverable non-income taxes	30.4	47.4
Other assets	34.5	18.8

Total assets	$772.2	$761.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$161.8	$143.7
Short-term borrowings	50.6	52.2
Accrued liabilities:
Employee compensation	31.0	30.7
Product warranty and self-insured risks	12.0	12.0
Payroll taxes	12.3	11.3
Fair value of hedge	0.1	—
Other	8.2	12.6

Total current liabilities	276.0	262.5

Long-term debt	10.8	13.2
Deferred income taxes	3.7	3.7
Other postretirement benefit liabilities	10.9	11.0
Product warranty and self-insured risks	3.8	3.8
Pension liabilities	26.7	25.9
Other	7.3	6.8

Total liabilities	339.2	326.9

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2011 and 2010	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2011 and 2010	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	345.8	354.2
Accumulated other comprehensive income	57.7	51.2

Total stockholders’ equity	433.0	434.9

Total liabilities and stockholders’ equity	$772.2	$761.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In Millions, Except Share and per Share Data)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$242.9	$238.7
Cost of sales and operating expenses	220.3	210.0

Gross Profit	22.6	28.7
Selling and administrative expenses	25.9	28.5
Impairments, restructuring charges, and other items	3.3	40.0

Operating loss	(6.6)	(39.8)
Interest expense	(2.4)	(3.0)
Interest income and other, net	0.2	0.3

Loss from continuing operations before taxes	(8.8)	(42.5)
Tax benefit	1.2	1.8

Loss from continuing operations	(7.6)	(40.7)
Loss from discontinued operations, net of tax	(0.8)	(1.2)

Net loss	$(8.4)	$(41.9)

Basic and diluted loss per share (a):
Loss from continuing operations	$(0.41)	$(2.20)
Loss from discontinued operations, net of tax	(0.04)	(0.06)

Net loss per share	$(0.45)	$(2.26)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480

Cash dividends declared per share	$0.00	$0.00

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

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(8.4)	$(41.9)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	10.1	10.0
Amortization of debt-issuance costs	—	0.3
Non-cash settlement of hourly pension plan reversion	—	29.2
Deferred income taxes	(1.0)	(3.0)
Share based compensation	(0.6)	0.4
Investment impairment	—	0.4
Changes in operating assets and liabilities:
Accounts receivable	(17.5)	(36.0)
Inventories	(16.1)	(16.3)
Payables and accrued expenses	9.4	45.2
Employee retirement benefits	0.6	(2.8)
Hourly pension plan reversion	—	43.6
Recoverable non-income taxes	16.4	(5.1)
Other	1.2	(0.1)

Cash (used in) provided by operating activities	(5.9)	23.9

Cash Flows from Investing Activities:
Capital expenditures	(2.4)	(1.6)
Short and long term investments	—	0.5
Change in restricted cash and cash equivalents	0.3	0.8
Proceeds from sale of assets	0.1	0.1

Cash used in investing activities	(2.0)	(0.2)

Cash Flows from Financing Activities:
Proceeds from long-term debt	0.2	—
Payments of long-term debt	(2.8)	—
Other (repayments) borrowings, net	(2.6)	2.6

Cash (used in) provided by financing activities	(5.2)	2.6

Effect of Exchange Rate Changes on Cash	1.3	(3.8)

(Decrease) increase in cash and cash equivalents	(11.8)	22.5

Cash and Cash Equivalents:
Beginning of Period	65.9	90.7

End of Period	$54.1	$113.2

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash paid (refunds received) for taxes	$0.1	$(0.2)
Cash paid for interest	$2.4	$2.5
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Accounting Policies
The accompanying unaudited consolidated financial statements of Tecumseh Products Company and subsidiaries (the “Company”, “we” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Due to the seasonal nature of certain product lines, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
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
NOTE 2. Discontinued Operations
In 2007 and 2008, we completed the sale of the majority of our noncore businesses; however, we continue to incur legal fees, settlements and other expenses as purchasers of these businesses continue to seek adjustments to purchase price through provisions in the agreements.
For the quarter ended March 31, 2011, total loss from discontinued operations before income taxes was $0.8 million. This included $0.1 million related to our Grafton facility for operating costs and $0.7 million for legal fees and settlements for other sold businesses. See Note 12 for a discussion of income taxes included in discontinued operations.
For the quarter ended March 31, 2010, total loss from discontinued operations before income taxes was $0.9 million. This included $0.6 million related to our Grafton facility for environmental accruals ($0.4 million) and operating costs ($0.2 million), and legal expense of $0.3 million for defense of claims by the purchaser of the Engine and Power Train Group was also incurred during the quarter. See Note 12 for a discussion of income taxes included in discontinued operations.
Our Grafton facility, an asset held from our former Engine and Power Train Group, is classified as held for sale on our consolidated balance sheet under the caption “other current assets” in the amount of $0.5 million.
NOTE 3. Inventories
The components of inventories are as follows:

	March 31,	December 31,
(In Millions)	2011	2010
Raw materials, net of reserves	$82.2	$79.0
Work in progress	2.3	1.0
Finished goods, net of reserves	87.0	71.5

	$171.5	$151.5

Raw materials are net of a $3.1 million and $3.5 million reserve for obsolete and slow moving inventory at March 31, 2011 and December 31, 2010, respectively. Finished goods are net of a $2.7 million and $2.2 million reserve for obsolete and slow moving inventory and lower of cost or market at March 31, 2011 and December 31, 2010, respectively.

NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

	March 31,	December 31,
(In Millions)	2011	2010
Land and land improvements	$16.5	$16.3
Buildings	100.2	97.4
Machinery and Equipment	913.6	892.0

	1,030.3	1,005.8
Less accumulated depreciation	805.0	776.0

	225.3	229.8
Construction in process	6.0	5.1

Property, plant and equipment, net	$231.3	$234.9

Depreciation expense associated with property, plant and equipment was $10.1 million and $10.0 million for the three months ended March 31, 2011, and 2010, respectively.
NOTE 5. Pension and Other Postemployment Benefit (OPEB) Plans
The following tables present the components of net periodic expense (benefit) of the Company’s Pension and OPEB plans:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In Millions)	2011	2010	2011	2010
Service cost	$0.5	$0.5	$0.2	$0.1
Interest cost	2.0	2.7	0.2	0.6
Expected return on plan assets	(2.1)	(4.0)	—	—
Amortization of net loss (gain)	0.3	0.3	(2.4)	(1.3)
Additional expense due to curtailments, settlements and terminations (see below)	—	29.4	—	—

Net periodic expense (benefit)	$0.7	$28.9	$(2.0)	$(0.6)

In the first quarter of 2010, “Additional expense due to curtailments, settlements and terminations” in pension benefits included the reversion of our hourly pension plan that yielded $43.6 million, net of excise taxes, in net proceeds to us. The reversion resulted in a non-cash charge of $29.2 million. In addition, our salary plan incurred $0.2 million in costs for special termination benefits.
We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $1.1 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan.
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

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(In Millions)	2011	2010
Brazil	$61.1	$84.7
India	15.1	14.2
Europe	1.1	8.5

Total recoverable non-income taxes	$77.3	$107.4

At March 31, 2011, a receivable of $46.9 million was included in current assets and $30.4 million was included in non-current assets and is expected to be recovered through 2014. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
In Brazil, $15.0 million of the previously classified current portion of refundable non-income taxes at December 31, 2010 was deposited in a court appointed cash account in the first quarter of 2011 until resolution of an unrelated social security tax matter. This deposit is reflected as a long term receivable in “Other Assets” on our balance sheet as the timing of resolution of this tax dispute is uncertain and might take several years.
NOTE 7. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers.
Changes in accrued product warranty costs for the periods ended March 31, 2011 and 2010 are summarized as follows:

	Three Months	Three Months
	Ended	Ended
(In Millions)	March 31, 2011	March 31, 2010

Balance at January 1,	$5.9	$5.1
Settlements made (in cash or in kind)	(1.5)	(1.5)
Current year accrual	1.9	1.2
Adjustments to preexisting warranties	0.1	0.1
Effect of foreign currency translation	—	—

Balance at March 31,	$6.4	$4.9

Warranty expense was $2.0 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, $5.5 million was included in current liabilities and $0.9 million was included in non-current liabilities. At December 31, 2010, $5.3 million was included in current liabilities and $0.6 million was included in non-current liabilities.
NOTE 8. Debt
At March 31, 2011, JPMorgan Chase Bank, N.A. (“Chase”) and its affiliates hold a security interest in approximately $6.3 million of cash collateral (the “Cash Collateral”), to secure letters of credit, a guarantee of availability of funds for ACH transactions and derivative obligations. The Cash Collateral will remain in a restricted account until these obligations are paid in full or they are replaced with third parties and is included in restricted cash and cash equivalents on our balance sheet. Tecumseh Products will have no ability to withdraw, or have any other control over, the Cash Collateral, and acknowledged that Chase and its affiliates shall have sole control over the Cash Collateral.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
In Europe, based upon exchange rates as of March 31, 2011, we have an unsecured, uncommitted discretionary credit facility of $2.8 million that expires on July 27, 2011. Historically we have been able to extend this facility when it expires, but such extension is at the discretion of the bank. Our borrowings under this facility based on the exchange rate as of March 31, 2011, totaled $2.8 million with no availability for additional borrowings. There are no restrictive covenants on this credit facility.
In Brazil, based upon the exchange rates as of March 31, 2011, we have uncommitted, discretionary revolving credit facilities with several local private Brazilian banks (most of which are guaranteed by the Brazilian government) for an aggregate maximum of $70.0 million, subject to a borrowing base formula computed on a monthly basis. These facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from late May, 2011 through July 13, 2013. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, in their discretion, whether to make new advances with respect to each draw on such facility and there are no restrictive covenants on these credit facilities. Our borrowings under these facilities totaled $43.7 million based upon exchange rate as of March 31, 2011, with an additional $26.3 million available for borrowing, based on our accounts receivable and inventory balances and exchange rates as of March 31, 2011.

In India, based upon exchange rates as of March 31, 2011, we have an aggregate maximum of $15.3 million of revolving credit facilities subject to a borrowing base formula computed on a monthly basis and secured by land, building and equipment, inventories and receivables. The arrangements expire at various times from April 2011 through May 2012. Historically we have been able to renew these facilities when they expire, but such renewal is at the discretion of the banks. Our borrowings under these facilities, based on the exchange rate as of March 31, 2011, totaled $14.9 million, and based on the exchange rate and our borrowing base as of March 31, 2011; we had an additional $0.4 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets.
Our consolidated borrowings under these arrangements totaled $61.4 million at March 31, 2011 and $65.4 million at December 31, 2010. Our weighted average interest rate for these borrowings was 4.9% for the three months ended March 31, 2011 and 7.4% for the year ended December 31, 2010.
NOTE 9. Comprehensive Income (Loss)
A summary of comprehensive income (loss) is as follows:

	Three Months Ended
	March 31,
(In Millions)	2011	2010
Net loss	$(8.4)	$(41.9)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	8.1	(8.1)
Gain (Loss) on derivatives	0.3	(3.5)

Total comprehensive income (loss)	$0.0	$(53.5)

NOTE 10. Share-Based Compensation Arrangements
Prior to March 7, 2011, under our Long-Term Incentive Cash Award Plan, two types of incentives were awarded, both of which were based upon the value of our Class A shares; stock appreciation rights (“SARs”) and phantom shares. SARs were granted with an exercise price equal to the closing price of our common stock on the date of the grant, as reported by the NASDAQ Stock Market. SARs and phantom shares were generally granted to non-employee directors and key employees in the first quarter of each year and vest one-third each year over a three year period and have a seven year term. In the first quarter of 2011, we did not grant any SARs or phantom shares under this plan and 19,330 phantom shares vested and were paid in 2011 at a price of $12.10 per share, reducing our unrecognized liability by $0.2 million.
We measure the fair value of the phantom shares based upon the closing stock price of our Class A common stock on the last day of the reporting period. At March 31, 2011 and December 31, 2010, the closing stock price on our Class A common stock was $10.02 and $13.05 respectively.
We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of March 31, 2011 and 2010 using the following assumptions:

	March 31, 2011	March 31, 2010

Risk-free interest rate	1.76-2.54%	2.51-3.25%

Dividend yield	0.0%	0.0%

Expected life (years)	3.9-5.8 years	4.9-6.8 years

Volatility	83.88%	92.18%
Since both the SARs and the phantom shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet.

The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards. Total compensation expense related to the plan for the three months ended March 31, 2011 and 2010 was $0.9 million and $0.4 million, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The unrecognized compensation liability as calculated at March 31, 2011 and December 31, 2010 was $0.5 million and $2.0 million, respectively.
Effective March 7, 2011, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. The actual phantom share award amounts for 2011 will be determined based on specified performance targets with respect to performance in 2011 and 25% of the potential awards will be determined at the discretion of our Board of Directors. We record these performance phantom shares as an expense and corresponding liability only when we estimate that it is more likely than not that we will achieve the threshold level of performance necessary for any phantom shares to be awarded. As of March 31, 2011 our estimate of the likelihood of achieving the threshold level of performance resulted in no compensation expense being recorded in this period for performance phantom shares. Our target compensation expense for these awards at March 31, 2011, should we achieve our target at 100%, is estimated to be $1.6 million.
NOTE 11. Impairments, Restructuring Charges, and Other Items
The charges (gains) recorded as restructuring, impairment and other charges for three months ended March 31, 2011 and 2010 are as follows:

	Three Months
	Ended March 31,
(In Millions)	2011	2010
Severance, restructuring costs, and special termination benefits	$3.3	$0.5
Settlement loss on the hourly pension plan reversion	—	29.2
Excise tax expense on proceeds from hourly retirement plan reversion	—	10.9
Impairment of Investment	—	0.4
Final settlement of previously terminated salary retirement plan, net of excise tax	—	(1.0)

Total impairments, restructuring charges, and other items	$3.3	$40.0

Impairments, Restructuring Charges, and Other Items for the first quarter of 2011 include $3.3 million related to severance associated with a reduction in force at our Brazilian ($0.2 million) and Corporate ($3.1 million) locations. On March 7, 2011, our President and Chief Executive Officer and our Board of Directors mutually determined to separate our President and Chief Executive Officer’s employment with us after an approximately 90-day transition period. The $3.1 million severance associated with a reduction in force at our Corporate location includes $1.35 million relating to our President and Chief Executive Officer’s separation.
Impairments, Restructuring Charges, and Other Items for the first quarter of 2010 include the non-cash settlement charges and excise tax related to the reversion of our hourly pension plan, impairment of an investment, and severance payments associated with a reduction in force at our Brazilian ($0.2 million) and Corporate ($0.3 million) locations. In addition, a final settlement gain of $1.0 million, net of excise tax, was received in February 2010 from our previous salaried pension plan that was terminated in 2008.
The following table reconciles cash activities for the three months ended March 31, 2011 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Other	Total

Balance at January 1, 2011	$0.6	$2.4	$3.0

Accruals	3.3	—	3.3

Payments	0.5	—	0.5

Balance at March 31, 2011	$3.4	$2.4	$5.8

The accrued severance balance at March 31, 2011 includes $3.0 million for payments to be made related to our reduction in force at our corporate locations and is expected to be paid in the second quarter of 2011. The remaining $0.5 million of accrued severance relates to payments to be made related to our European reduction in force and is expected to be paid in 2011. The environmental reserve balance at March 31, 2011, included in other, represents the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility, and is expected to be paid over the next 12-15 months.
NOTE 12. Income Taxes
We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur. We adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. For the period ended March 31, 2011, we calculated our tax provision based on the estimate of the annual effective tax rate.
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
At March 31, 2011 and December 31, 2010, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions, specifically the U.S., Brazil, France and India, in which we believe it is not more likely than not that the deferred taxes will be realized.
We have open tax years from 2005 to 2010, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2005 have been examined by the Internal Revenue Service.
We have recorded unrecognized tax benefits for uncertain tax positions reported on returns that are currently being examined by the tax authorities. We expect that the tax authorities will complete their review of these positions during calendar year 2011; therefore, the amount of the unrecognized tax benefit could be reduced by $5.5 million within the next 12 months.
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
The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of March 31, 2011.

	Total Fair
(In Millions)	Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$5.1	$—	$5.1	$—
Foreign currency derivatives	7.3	—	7.3	—

Balance as of March 31, 2011	$12.4	$—	$12.4	$—

Liabilities:
Commodity futures contracts	$0.1	$—	$0.1	$—

Balance as of March 31, 2011	$0.1	$—	$0.1	$—

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
Our hedging activities involve the use of foreign currency forward exchange contracts, options and commodity futures contracts. These contracts are designated as cash flow hedges. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and commodity price fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved, and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian Real, the Euro, and the Rupee, against the U.S. dollar.
At March 31, 2011 and December, 31 2010, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The notional amount outstanding of forward contracts designated as cash flow hedges was $99.8 million and $109.6 million at March 31, 2011 and December 31, 2010, respectively.
The following table presents the fair value of the Company’s derivatives designated as hedging instruments in our consolidated balance sheet as of March 31, 2011 and December 31, 2010:

	Asset (Liability) Derivatives
	March 31, 2011		December 31, 2010
	Financial		Financial
(In Millions)	Position Location	Fair Value	Position Location	Fair Value
Derivatives designated as hedging instruments

Commodity futures contracts	Fair value of hedge	$5.1	Fair value of hedge	$7.3

Commodity futures contracts	Fair value of hedge	(0.1)	Fair value of hedge	—

Foreign currency derivatives	Fair value of hedge	7.3	Fair value of hedge	5.2

Total		$12.3		$12.5

The following table presents the impact of derivatives designated as hedging instruments on our consolidated financial statements for the three months ended March 31, 2011 and 2010:

			Location of
			Gain (Loss)
	Amount of Gain (Loss)		Reclassified	Amount of Gain reclassified
	recognized in OCI (Effective		from AOCI	from AOCI into Income
	Portion)		into Income	(Effective Portion)
(In Millions)	March 31,	March 31,	(Effective	March 31,	March 31,
Three Months Ended	2011	2010	Portion)	2011	2010
Commodity futures contracts	$1.5	$1.0	Cost of sales	$3.0	$1.0
Foreign currency derivatives	3.8	(0.6)	Cost of sales	1.7	2.9

Total	$5.3	$0.4		$4.7	$3.9

			Location of
			Gain
			Reclassified	Amount of Gain reclassified
	Amount of Gain recognized in		from AOCI	from AOCI into Income
	OCI (Ineffective Portion)		into Income	(Ineffective Portion)
(In Millions)	March 31,	March 31,	(Ineffective	March 31,	March 31,
Three Months Ended	2011	2010	Portion)	2011	2010
Commodity futures contracts	$—	$—	Cost of sales	$—	$—
Foreign currency derivatives	0.4	—	Cost of sales	0.4	—

Total	$0.4	$—		$0.4	$—

NOTE 15. Commitments and Contingencies
Accounts Receivable
A portion of accounts receivable at our Brazilian and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $24.1 million and $19.4 million as of March 31, 2011 and December 31, 2010, respectively. Discounted receivables sold, including both with and without recourse, were $49.2 million and $34.8 million at March 31, 2011 and December 31, 2010, respectively, and the discount rate was 8.8% and 8.7%, respectively.
Purchase Commitments
As of December 31, 2010, we had $12.1 million of noncancelable purchase commitments with some suppliers for materials and supplies in the normal course of business. There has been no material change as of March 31, 2011.
Letters of credit
We issue letters of credit in the normal course of business, as required by some vendor contracts. As of March 31, 2011 and December 31, 2010, we had $6.3 million and $6.4 million, respectively, in outstanding letters of credit.
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

U.S. Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (“RICO”) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states, the District of Columbia and Puerto Rico, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We have joined the joint defense group with other lawnmower and component manufacturers who are defendants. In the fourth quarter of 2009, a conceptual offer by a group of the defendants, including us, of $51.0 million was accepted in principle with the actual settlement terms to be negotiated. On February 24, 2010, we, along with the other settling defendants, executed a settlement agreement (the “group settlement”) with plaintiffs resolving claims against the group of settling defendants in exchange for a group payment of $51 million, a one-year warranty extension for qualifying class members and injunctive relief regarding future lawnmower engine labeling practices. On February 26, 2010, the court entered an order preliminarily approving the group settlement, certifying the settlement class, appointing settlement class counsel and staying proceedings against the settling defendants. The settlement class consists of all persons or entities in the United States who, beginning January 1, 1994, up to the date when notice of the preliminary approval was published (April 12, 2010) purchased, for their own use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a defendant. On August 16, 2010, the District Court entered orders approving each of the settlements. A number of objectors filed appeals regarding the settlement approval orders and other related orders in the United States Court of Appeals for the Seventh Circuit, but as of February 16, 2011, all of those appeals have now been dismissed. Accordingly, our settlement agreement is final and we paid the balance of our $6.2 million allocable portion of the settlement in the first quarter of 2011. We accrued the expected costs of our performance of our settlement obligations in prior periods and, as such, management does not currently expect that the settlement will have a material adverse effect on our 2011 consolidated operating results or financial condition.
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
On June 24, 2010, Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh do Brasil, Ltda, and Tecumseh do Brasil U.S.A. LLC entered into a settlement agreement with the direct-purchaser plaintiffs (the “Settlement Agreement”) to resolve claims in the action in order to avoid the costs and distraction of this ongoing class action litigation. The Settlement Agreement was made by and between us and our subsidiaries and affiliates, and plaintiffs, both individually and on behalf of a class of persons who purchased in the United States, its territories and possessions, directly from a defendant during the period from January 1, 2004 through December 31, 2008: (a) compressors of less than one horsepower used for refrigeration, freezing or cooling purposes, and/or (b) refrigeration products, including condensers, containing compressors of less than one horsepower used for refrigeration, freezing or cooling purposes (the “Covered Products”). Compressors used for air-conditioning applications are specifically excluded.
Under the terms of the Settlement Agreement, in exchange for plaintiffs’ full release of all U.S. direct-purchaser claims against us relating to the Covered Products, we agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $250,000 for notice and administrative costs associated with administering the settlement. These costs were accrued as an expense in the second quarter of 2010 (and paid in the third quarter of 2010) in the line item captioned “Impairments, restructuring charges, and other items”. We also agreed to assist plaintiffs in obtaining the Court’s approval of the settlement and to share with plaintiffs information relating to the anti-competitive conduct alleged in the action. If the Court refuses to approve the Settlement Agreement or if the Settlement Agreement is modified or set aside on appeal, plaintiffs and we each may rescind the Settlement Agreement and the settlement amount will be returned to us. In addition, if our customers representing a significant percentage of purchases of Covered Products choose not to participate in the settlement (opt-out), we have the right under certain circumstances to withdraw from the Settlement Agreement and have the settlement funds returned. The Court has not yet scheduled a hearing for preliminary approval of the Settlement Agreement.
In the United States, the remaining indirect purchaser class actions are in a preliminary stage. A consolidated amended complaint was filed on June 30, 2010. We and other defendants filed motions to dismiss the indirect purchaser class action on August 30, 2010. Briefing on the motions has been completed and the motions are still pending before the Court.
Persons who engage in price-fixing in violation of U.S. antitrust law generally are jointly and severally liable to private claimants for three times the actual damages caused by their joint conduct. As a conditional amnesty recipient, however, our civil liability will be limited pursuant to the Antitrust Criminal Penalty Enhancement and Reform Act of 2004, as amended (“ACPERA”). As long as we continue to cooperate with the civil claimants and comply with the requirements of ACPERA, we will be liable only for actual, as opposed to treble, damages and will not be jointly and severally liable for claims against other participants in the alleged anticompetitive conduct being investigated.
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
Platinum
On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Exchange Act, common law fraud and negligent misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washers and augers, among other applications. Snowstorm seeks unspecified compensatory and punitive damages and a declaratory judgment that we are obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An answer on behalf of us was filed on January 27, 2010. On January 20, 2010, Alix Partners, LLP, AP Services LLC and James Bonsall filed a Motion to Dismiss Snowstorm’s complaint in its entirety. On September 21, 2010, the United States District Court for the District of Delaware issued an Opinion and Order granting in part, and denying in part, Alix Partners, LLP, AP Services LLC and James Bonsall’s Motion to Dismiss. In addition, Alix Partners, LLP, AP Services LLC, and James Bonsall allege that we are obligated to defend and indemnify them in connection with this lawsuit. We intend to vigorously defend the lawsuit. The parties are currently conducting written discovery, which is scheduled to be completed by March 31, 2012. A pretrial conference is scheduled for June 5, 2012, and trial is set to begin on June 18, 2012. At this time, we do not have a reasonable estimate the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.
Environmental Matters
At March 31, 2011 and December 31, 2010 we had accrued $4.2 million, for environmental remediation. Included in the March 31, 2011 balance was an accrual of $2.4 million for the remaining estimated costs associated with remediation activities our former Tecumseh, Michigan facility. Remediation efforts are ongoing, most of which will be completed in the next 12 to 18 months while monitoring activities are anticipated to be completed by the end of 2014.
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
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2008, the remainder of the work required by the WDNR was completed subject to two years of monitoring to be completed by the end of October 2009. The monitoring results showed no contamination in the building except for one small area which showed values that exceeded initial values sought by the WDNR. We completed the remediation of this small area in the fourth quarter of 2010 and will be subject to two years of monitoring through 2013. We had accrued $0.2 million at March 31, 2011 and December 31, 2010 for the total estimated cost associated with the investigation and remediation of the on-site contamination.
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

NOTE 16. Recently Issued Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.
NOTE 17. Subsequent Events
We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.
On April 21, 2011, Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, and Evergy, Inc. (together “Tecumseh Products”) entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) pursuant to which, subject to the terms and conditions set forth therein, PNC agreed to provide senior secured revolving credit financing up to an aggregate of $45.0 million to Tecumseh Products, including up to $10.0 million in letters of credit. The proceeds will be used to (a) refinance existing senior debt, (b) pay fees and expenses related to the agreement, and (c) provide for the ongoing working capital needs of Tecumseh Products and, subject to certain conditions, their subsidiaries. Unless sooner terminated, the Revolving Credit Facility matures, and must be repaid, on April 21, 2015. Availability under the facility is calculated under a formula based on Tecumseh Products’ eligible receivables, inventory and machinery and equipment, subject to lender reserves and the exercise of PNC’s reasonable discretion in determining eligible collateral and in adjusting advance rates. Borrowings under this facility bear interest at either LIBOR or an alternative base rate, plus (in each case) a margin that varies based on average undrawn borrowing availability under the facility during the prior quarter. Letter of credit fees equal the then-applicable LIBOR margin multiplied by the average daily face amount of each letter of credit, plus a 0.25% fronting fee to the issuer together with any other negotiated fees.
The facility is guaranteed by all of the borrowers and will be guaranteed by their subsequently formed U.S. and Canadian subsidiaries. The facility is secured by a first priority perfected security interest in substantially all existing and future assets of Tecumseh Products, excluding certain owned real estate and equipment located or to be located in Ann Arbor, Michigan, idle real estate properties, intellectual property, stock in non-U.S. and non-Canadian subsidiaries and loan or note receivables owing by Tecumseh Products India, Ltd to us and collateral therefor. The agreement contains various covenants, including limitations on dividends, investments and the ability to incur additional indebtedness or grant additional liens against or sell assets. Additionally, the agreement contains a minimum fixed charge coverage ratio requirement of 1 to 1 (calculated on a rolling 12 month basis), which the borrowers and their subsidiaries must meet if average undrawn borrowing availability under the facility falls below a specified level. As of March 31, 2011 we would have been in compliance with this covenant if it had applied, and we would have had $45.0 million in borrowing availability under the facility at that time. If average undrawn borrowing availability under the facility falls below a specified level, PNC will be entitled to control substantially all of the borrowers’ incoming cash and deposit accounts.
Tecumseh Products must pay various fees in connection with the facility, including (i) a $100,000 closing fee, (ii) a facility fee payable quarterly in arrears equal to 0.375% a year on the unused portion of the facility, (iii) a collateral management fee of $2,000 a month (plus $1,000 per person per day plus expenses for field examinations), and (iv) costs and expenses, including legal fees and costs, incurred by PNC in connection with the agreement (of which approximately $230,000 were paid at closing). The facility is also subject to a prepayment fee if repaid in the first two years.
Tecumseh Products and PNC also entered into a side letter on April 21, 2011. The side letter identifies those conditions precedent to funding under the facility that had not been completed as of its date of execution and confirms that PNC will not be obligated to make its initial advances under the agreement until these conditions are satisfied. We expect to complete these conditions within the next quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENTS RELATING TO FORWARD LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A and the cautionary statements and discussion of risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 and the information contained in the Consolidated Financial Statements and Notes to Consolidated Statements in Part 1, Item 1 of this report.
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
Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) availability and volatility in the cost of materials, particularly commodities, including steel and copper, whose cost can be subject to significant variation; ii) financial market changes, including fluctuations in foreign currency exchange rates and interest rates; iii) local governmental, environmental and energy regulations; iv) actions of competitors in highly competitive markets with intense competition; v) current and future global economic conditions, including housing starts, and the condition of credit markets, which may magnify other risk factors; vi) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; vii) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; viii) our ability to maintain adequate liquidity in total and within each foreign operation; ix) the ultimate cost of defending and resolving legal and environmental matters, including any liabilities resulting from the regulatory antitrust investigations commenced by the United States Department of Justice Antitrust Division, the Secretariat of Economic Law of the Ministry of Justice of Brazil or the European Commission, any of which could preclude commercialization of products or adversely affect profitability and/or civil litigation related to such investigations; x) increased or unexpected warranty claims; xi) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xii) our ability to profitably develop, manufacture and sell both new and existing products; xiii) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xiv) the success of our ongoing effort to bring costs in line with projected production levels and product mix; xv) weather conditions affecting demand for replacement products; and xvi) the effect of terrorist activity and armed conflict. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
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
Economy
With respect to global economic activity, sales increased in 2010 due to stronger economic conditions and higher availability of credit, but we may begin to see slowdowns in growth in 2011 sales, with rising commodity prices being the main risk to global growth. In the first quarter of 2011, sales improved slightly due to favorable currency impacts and price increases, partially offset by lower volumes. Exclusive of the effects of currency translation, sales in the first quarter of 2011 were relatively flat compared to the first quarter of 2010. While the recent increases in order activity suggest that full year sales in 2011 will increase compared to 2010, we cannot currently project whether market conditions will improve on a sustained or significant basis.

Commodities
Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. From January 1, to March 31, 2011, average market costs for copper and the types of steel utilized in our products increased 4.2% and 3.0%, respectively. The average market costs in the first quarter of 2011 was 33.1% higher for copper and 21.1% higher for the types of steel utilized in our products compared to the first quarter of 2010.
After consideration of our hedge positions during the first quarter of 2011 and 2010, our average cost of copper and steel in the first quarter of 2011 was 43.7% and 21.1%, respectively, higher in our results of operations when compared to the first quarter of 2010, primarily due to lower cost hedges in 2010. Such extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced futures contracts.
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
We have been proactive in addressing the volatility of these costs, including executing futures contracts and options, as of March 31, 2011, that cover approximately 33.6%, 3.5% and 24.9% of our remaining anticipated copper, steel and aluminum, respectively, usage in 2011. Renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments, price increases and modified pricing structures with our customers, where available, to allow us to recover our costs in the event that the prices of commodities continue to escalate in a manner similar to what we experienced in 2010 and the first quarter of 2011. For a discussion of the risks to our business associated with commodity price risk fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.
Currency Exchange
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first quarters of 2011 and 2010, approximately 81% and 84%, respectively, of our compressor sales activity took place outside the United States, primarily in Brazil, Europe, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, including the Brazilian Real, the Euro and the Indian Rupee. Our Brazilian manufacturing and sales presence are significant and changes in the Brazilian Real have been especially adverse to our results of operations when compared to prior periods. In the first quarter of 2011, the Brazilian Real strengthened against the dollar by 8.6% compared to the first quarter of 2010. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.
Liquidity
We have received cash inflows from non-operating activities and expect to receive further cash inflows from taxes through the end of 2011. We have received and expect to receive refunds of outstanding Brazilian non-income taxes. We received approximately $14.7 million of outstanding refundable Brazilian non-income taxes in the first quarter of 2011. An additional $15.0 million of our refundable non-income taxes is being held in a court appointed cash account until resolution of an unrelated social security tax matter. The timing of resolution of this tax dispute is uncertain and might take several years to resolve. This deposit is reflected as a long term asset on our balance sheet.
Based on historical payment patterns and indication of the Brazilian tax authorities and the cash deposit described above, and based on the U.S. dollar to Real exchange rate as of March 31, 2011, we expect to recover approximately $34.0 million of the $61.1 million outstanding refundable taxes in Brazil over the next twelve months. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly uncertainties related to global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first quarter of 2011, we used $5.9 million of cash flow in operations. While we expect continued improvement as our restructuring activities take effect, we realize that we may not generate cash from normal operations unless further restructuring activities are implemented and/or economic conditions improve. As a result, we will further reduce our workforce in the second quarter of 2011 to reduce salary, wages and employee benefits on an annual basis by approximately $10.9 million. We expect to incur an additional charge of approximately $2.5 million in the second quarter of 2011 associated with this restructuring plan.

On April 21, 2011, we entered into an agreement with PNC Bank, National Association pursuant to which PNC has agreed to provide senior secured revolving credit financing up to an aggregate of $45.0 million to us, including up to $10.0 million in letters of credit. The proceeds will be used to (a) refinance existing senior debt, (b) pay fees and expenses related to the agreement, and (c) provide for our ongoing working capital needs. We also entered into a side letter agreement with PNC. The side letter identifies those conditions precedent to funding under the facility that had not been completed as of its date of execution and confirms that PNC will not be obligated to make its initial advances under the agreement until these conditions are satisfied, which we expect to satisfy within the next quarter. We also continue to maintain various credit facilities in most other jurisdictions in which we operate, and we are currently in the process of exploring a new credit facility to provide additional liquidity in 2011 for some of our foreign subsidiaries. While we believe that current cash balances, and when available, borrowings under available credit facilities and cash inflows related to tax refund will produce adequate liquidity to implement our business strategy over the foreseeable future, there can be no assurance that such amounts will ultimately be adequate if economic conditions deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until cash production from normal operations improves.
In addition, while our business dispositions have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. While we believe we have adequately accounted for such contingent liabilities based on currently available information, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010
A summary of our operating results as a percentage of net sales is shown below:

	Three Months Ended March 31,
(Dollars In Millions)	2011	%	2010	%
Net sales	$242.9	100.0%	$238.7	100.0%
Cost of sales and operating expenses	220.3	90.7%	210.0	88.0%

Gross Profit	22.6	9.3%	28.7	12.0%
Selling and administrative expenses	25.9	10.7%	28.5	11.9%
Impairments, restructuring charges, and other items	3.3	1.3%	40.0	16.8%

Operating loss	(6.6)	(2.7)%	(39.8)	(16.7)%
Interest expense	(2.4)	(1.0)%	(3.0)	(1.2)%
Interest income and other, net	0.2	0.1%	0.3	0.1%

Loss from continuing operations before taxes	(8.8)	(3.6)%	(42.5)	(17.8)%
Tax benefit	1.2	0.5%	1.8	0.8%

Net loss from continuing operations	$(7.6)	(3.1)%	$(40.7)	(17.0)%

Net sales in the first quarter of 2011 increased $4.2 million, or 1.7%, versus the same period of 2010. Excluding the increase in sales due to the effect of changes in foreign currency translation of $6.3 million, net sales decreased by 0.9% compared to the first quarter of 2010, with volume and mix decreases partially offset by price increases.
Sales of compressors used in commercial refrigeration and aftermarket applications increased by $2.3 million, or 1.8%, when compared to the first quarter of 2010. This increase was primarily driven by price increases of $3.4 million and changes in currency exchange rates of $1.2 million, partially offset by $2.3 million due to lower volumes and unfavorable changes in sales mix. The volume decrease is mainly attributable to our Brazilian market as customers brought their own inventories in line with their sales expectations as well as the government implementing tighter credit restrictions in an attempt to control inflation.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications declined by $10.5 million, or 15.2%, when compared to the first quarter of 2010. This decrease is primarily due to volume decreases of $15.0 million, partially offset by $1.6 million of price increases and $2.9 million due to changes in currency exchange rates. Volume declines are primarily the result of decreased demand by consumers in our Brazilian market as they brought their own inventories in line with lower volumes as well as credit restrictions imposed by the Brazilian government.
Sales of compressors for air conditioning applications and all other applications increased by $12.4 million, or 33.9%, when compared to the first quarter of 2010. This increase is primarily due to volume increases of $8.4 million, price increases of $1.8 million and $2.2 million of favorable currency exchange rate changes. Volume increases are primarily a result of customers beginning to increase their inventory levels based upon their current forecasted demands.

Gross profit decreased by $6.1 million from $28.7 million, or 12.0%, in the first quarter of 2010 to $22.6 million, or 9.3%, in the first quarter of 2011. The decrease in gross profit in the first quarter of 2011 was primarily attributable to unfavorable changes in commodity costs of $8.4 million, sales mix of $1.6 million, productivity of $4.3 million, and unfavorable currency exchange effects of $4.2 million. These decreases were partially offset by the favorable effect of price increases of $6.8 million changes in other material cost of $4.3 million and all other income and expense items included in gross profit of $1.3 million.
Selling and administrative (“S&A”) expenses decreased by $2.6 million from $28.5 million in the first quarter of 2010 to $25.9 million in the first quarter of 2011. As a percentage of net sales, S&A expenses were 10.7% in the first quarter of 2011 compared to 11.9% in the first quarter of 2010. The decrease is mainly due to a reduction in payroll, benefits and other related employee expenses of $2.6 million as a result of our continued restructuring efforts.
We recorded expense of $3.3 million in impairments, restructuring charges, and other items in the first quarter of 2011 compared to $40.0 million in the same period of 2010. In the first quarter of 2011, these expenses included $3.3 million related to severance costs associated with a reduction in force at our Brazilian ($0.2 million) and Corporate ($3.1 million) locations. For a more detailed discussion of these charges, refer to note 11 of the notes to the consolidated financial statements in Item 1 of this report.
Interest expense was $2.4 million in the first quarter of 2011 compared to $3.0 million in the same period of 2010. The reduction is due to securing longer term debt at more favorable rates as compared to the first quarter of 2010. The weighted average interest rate on debt was 4.9% at March 31, 2011 compared to 8.9% at March 31, 2010.
Interest income and other income, net was $0.2 million in the first quarter of 2011 compared to $0.3 million in the first quarter of 2010, primarily reflecting lower interest rates and lower levels of cash and short-term investments held in 2011.
For the first quarter of 2011, we recorded a tax benefit of $1.2 million from continuing operations. This tax benefit is comprised of $1.0 million in foreign tax benefit and a U.S. federal tax benefit of $0.2 million. The $1.8 million income tax benefit from continuing operations for the first quarter of 2010 is comprised of a tax expense of $0.3 million in foreign jurisdictions and benefit of $2.1 million in U.S. federal taxes.
Net loss from continuing operations for the quarter ended March 31, 2011 was $7.6 million, or $0.41 per share, as compared to $40.7 million, or $2.20 per share, in the same period of 2010. The change was primarily the result of sales increases in the current quarter, and other factors as discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, when available, borrowings under available credit facilities and cash inflows related to taxes. In addition, we believe that factoring our receivables is an alternative way of freeing up working capital and providing sufficient cash to pay off debt that may mature within a year.
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
Cash Flow
In the first quarter of 2011, cash used in operations amounted to $5.9 million as compared to $23.9 million of cash provided by operations in the first quarter of 2010. Significant elements of the first quarter cash used in operations included the increase in working capital, receipt of recoverable non-income taxes, and cash provided by our net loss, net of non-cash items for the quarter.
With respect to working capital, inventory levels were higher primarily due to our planned seasonal increased sales volumes, which resulted in a use of cash of $16.1 million for the three months ended March 31, 2011. We reduced inventory days on hand by six days compared to December 31, 2010, as a result of our continued initiative to reduce inventory levels.
Increased accounts receivable was a use of cash of $17.5 million during the quarter primarily as a result of our increased sales over the fourth quarter of the prior year and lower sales toward the end of the fourth quarter of 2010 compared to the first quarter of 2011, partially offset by an improvement in days sales outstanding of one day when compared to December 31, 2010 and increased factoring of our receivables to provide cash for the seasonal build up of inventories.

Payables and accrued expenses increased by $9.4 million mainly as a result of increased purchases of inventories, which is partially offset by a decrease in payable days outstanding of one day compared to December 31, 2010. This reduction in days outstanding is mainly as a result of a conscious effort to pay down our payables in our Brazilian locations to reduce interest charges.
Recoverable non-income taxes provided cash of $16.4 million primarily due to refunds of outstanding Brazilian non-income taxes.
Cash used in investing activities was $2.0 million in the first quarter of 2011 as compared to cash used in investing activities of $0.2 million for the same period of 2010. The 2011 use of cash in investing activities is primarily related to capital expenditures of $2.4 million, partially offset by a release of restricted cash of $0.3 million and proceeds from the sale of assets of $0.1 million.
Cash used in financing activities was $5.2 million in the first quarter of 2011 compared to $2.6 million provided by financing activities for the same period of 2010. The decrease in borrowings in the first quarter of 2011 compared to the first quarter of 2010 is mainly due to our cash management strategy in the quarter to increase our usage of accounts receivable discounting programs from December 31, 2010 levels to support our seasonal working capital needs instead of using longer term debt.
Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, when available, we use bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our working capital requirements. On April 21, 2011, we entered into an agreement with PNC Bank whereas PNC Bank will provide senior secured revolving credit financing up to an aggregate of $45.0 million to Tecumseh Products, including up to $10.0 million in letters of credit. We also use these cash resources to fund capital expenditures, and when necessary, to address operating losses.
As of March 31, 2011, our cash and cash equivalents on hand was $54.1 million. Our borrowings under current credit facilities at foreign subsidiaries totaled $61.4 million at March 31, 2011, with an uncommitted additional borrowing capacity of $26.7 million. For a more detailed discussion of our foreign credit facilities, refer to Note 8 to the consolidated financial statements in Item 1 of this report. Any cash we hold that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with JPMorgan Chase Bank, N.A. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.
On April 21, 2011, Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, and Evergy, Inc. (together “Tecumseh Products”) entered into Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”) pursuant to which, subject to the terms and conditions set forth therein, PNC agreed to provide senior secured revolving credit financing up to an aggregate of $45.0 million to Tecumseh Products, including up to $10.0 million in letters of credit. The proceeds will be used to (a) refinance existing senior debt, (b) pay fees and expenses related to the agreement, and (c) provide for the ongoing working capital needs of Tecumseh Products and, subject to certain conditions, their subsidiaries. Unless sooner terminated,, the Revolving Credit Facility matures, and must be repaid, on April 21, 2015. Availability under the facility is calculated under a formula based on Tecumseh Products’ eligible receivables, inventory and machinery and equipment, subject to lender reserves and the exercise of PNC’s reasonable discretion in determining eligible collateral and in adjusting advance rates. Borrowings under this facility bear interest at either LIBOR or an alternative base rate, plus (in each case) a margin that varies based on average undrawn borrowing availability under the facility during the prior quarter. Letter of credit fees equal the then-applicable LIBOR margin multiplied by the average daily face amount of each letter of credit, plus a 0.25% fronting fee to the issuer together with any other negotiated fees.
The facility is guaranteed by all of the borrowers and will be guaranteed by their subsequently formed U.S. and Canadian subsidiaries. The facility is secured by a first priority perfected security interest in substantially all existing and future assets of Tecumseh Products, excluding certain owned real estate and equipment located or to be located in Ann Arbor, Michigan, idle real estate properties, intellectual property, stock in non-U.S. and non-Canadian subsidiaries and loan or note receivables owing by Tecumseh Products India, Ltd to us and collateral therefor. The agreement contains certain covenants, including limitations on dividends, investments and the ability to incur additional indebtedness or grant additional liens against or sell assets. Additionally, the agreement contains a minimum fixed charge coverage ratio of 1 to 1 (calculated on a rolling 12-month basis), which the borrowers and their subsidiaries must meet if average undrawn borrowing availability under the facility falls below a specified level. As of March 31, 2011 we would have been in compliance with this covenant if it had applied, and we would have had $45.0 million in borrowing availability under the facility at that time. If average undrawn borrowing availability under the facility falls below a specified level, PNC will be entitled to control substantially all of the borrowers’ incoming cash and deposit accounts.

Tecumseh Products must pay various fees in connection with the facility, including (i) a $100,000 closing fee, (ii) a facility fee payable quarterly in arrears equal to 0.375% a year on the unused portion of the facility, (iii) a collateral management fee of $2,000 a month (plus $1,000 per person per day plus expenses for field examinations), and (iv) costs and expenses, including legal fees and costs, incurred by PNC in connection with the agreement (of which approximately $230,000 were paid at closing). The facility is also subject to a prepayment fee if repaid in the first two years.
Tecumseh Products and PNC also entered into a side letter on April 21, 2011. The side letter identifies those conditions precedent to funding under the facility that had not been completed as of its date of execution and confirms that PNC will not be obligated to make its initial advances under the agreement until these conditions are satisfied and we expect to satisfy these conditions within the next quarter
Cash inflows related to taxes
We expect to receive refunds of outstanding refundable Brazilian non-income taxes. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian Real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Based on the historical payment patterns and indication of the Brazilian tax authorities, and based on the U.S. dollar to Real exchange rate as of March 31, 2011, we expect to recover approximately $34.0 million of the $61.1 million outstanding refundable taxes in Brazil in the next twelve months. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.
Potential cash inflows related to outstanding Warrant
In 2007, the Company issued a warrant to purchase 1,390,944 shares of Class A Common Stock at $6.05 per share to a former creditor. The warrant expires in April of 2012. The former creditor’s exercise of the warrant could raise approximately $8.4 million in gross proceeds for us; however the warrant contains a provision for cashless exercises, which would require us to issue shares of Class A common stock to the former creditor with a value equal to the difference in the market price of the underlying shares at the exercise date less the $6.05 per share exercise price.
Accounts Receivable Sales
Our Brazilian and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $49.2 million and $34.8 million at March 31, 2011 and December 31, 2010, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $24.1 million and $19.4 million as of March 31, 2011 and December 31, 2010, respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $60.0 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. We utilize these facilities, when available for seasonal working capital needs.
Adequacy of Liquidity Sources
In the near term, and in particular over the next twelve months, we expect that our liquidity sources described above will be sufficient to meet our liquidity requirements, including debt service, capital expenditure and working capital requirements, and, when needed, cash to fund operating losses. However, in the same period, we anticipate challenges with respect to our ability to generate positive cash flows from operations, most significantly due to challenges driven by possible volume declines, as well as currency exchange and commodity pricing factors discussed above. While we expect continued improvement as our restructuring activities take effect, we realize that we may not generate cash from normal operations unless further restructuring activities are implemented and/or economic conditions improve. As a result, we will further reduce our workforce in the second quarter of 2011 to reduce salary, wages and employee benefits on an annual basis by approximately $10.9 million. We expect to incur an additional charge of approximately $2.5 million in the second quarter associated with this restructuring plan.
As of March 31, 2011, we had $54.1 million of cash and cash equivalents, and $61.4 million in debt, of which $10.8 million was long-term in nature. The short-term debt primarily consists of uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. Accordingly, we believe our cash on hand is sufficient to meet our debt service requirements. We do not expect any material differences from cash availability and cash outflows previously described in our Annual Report on from 10-K for the year ended December 31, 2010, except as described above.

OFF-BALANCE SHEET ARRANGEMENTS
We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, discounted receivables sold with limited recourse were $24.1 million at March 31, 2011 and $19.4 million at December 31, 2010.
CONTRACTUAL OBLIGATIONS
As of March 31, 2011, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Contractual Obligations”.
CRITICAL ACCOUNTING ESTIMATES
For a discussion of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
There have been no significant changes to our critical accounting estimates during the first quarter of 2011.
OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and in conjunction with the “Outlook” section in our Annual Report on Form 10-K for the year ended December 31, 2010.
For 2011, we currently expect net sales could increase in the range of approximately 5 percent to 10 percent from 2010 levels. The potential improvement is based on 2010 sales, our existing pipeline of orders, our internal projections about the market and related economic conditions, price increases to our customers, currency impact as well as our continued efforts in sales, marketing and the re-engineering of our products. We cannot currently project whether market conditions will improve on a sustained or significant basis and if the economic improvement in our key markets does not occur as expected, this could have an adverse impact on our current outlook.
The prices of key commodities, including copper and steel, increased significantly during 2010, especially in the fourth quarter, and copper has continued to increase at historically unfavorable levels in the first quarter and second quarter of 2011; see “Executive Summary — Commodities”. We expect the full year average cost of our purchased materials in 2011, including the impact of our hedging activities, to exceed that of 2010, depending on commodity cost levels and the level of our hedging over the course of the year. We expect the changes in commodity costs, after giving consideration to our contracts to have an unfavorable impact totaling approximately $30.0 million when compared to full year 2010. We expect to continue our approach of attempting to mitigate the effect of short term swings through the appropriate use of hedging instruments, price increases, and modified pricing structures.
The Brazilian Real, the Euro and the Indian Rupee continue to be volatile against the U.S. dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2011. See “Executive Summary-Currency”. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet remeasurement, to have an unfavorable impact totaling approximately $8.0 million to $10.0 million in 2011 when compared to 2010.
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

While we expect continued improvement as our restructuring activities take effect, we realize that we may not generate cash from normal operations unless further restructuring activities are implemented and/or economic conditions improve. As a result, we will further reduce our workforce in the second quarter of 2011 to reduce salary, wages and employee benefits on an annual basis by approximately $10.9 million. We expect to incur an additional charge of approximately $2.5 million in the second quarter of 2011 associated with this restructuring plan. Additional restructuring actions could result in further restructuring and/or asset impairment charges, and, accordingly, could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results.
Expected results remain subject to many of the same variables that we have experienced in recent years, and which can have significant impacts. The condition of the global economy, commodity costs, and key currency rates are all important to future performance, as is our ability to match hedge activity to actual levels of transactions. We can give no guarantees regarding what impact future exchange rates, commodity price and other economic changes will have on our 2011 results. For a discussion of the sensitivity analysis associated with our key commodities and currency hedges see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.

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
Credit Risk — Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. There have been no material changes in these market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2010, in Part II, Item 7A under the caption “Credit Risk.”
A portion of accounts receivable of our Brazilian and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $49.2 million and $34.8 million, at March 31, 2011 and December 31, 2010, respectively, and the weighted average discount rate was 8.8% for the three months ended March 31, 2011 and 8.7% in 2010. Discounted receivables sold with limited recourse comprised $24.1 million and $19.4 million of this amount at March 31, 2011 and December 31, 2010, respectively. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Based on our debt and invested cash balances at March 31, 2011, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk — Our exposure to commodity cost risk is related primarily to the price of copper and steel and to a lesser degree aluminum, as these are major components of our product cost.
We use commodity futures and options contracts to provide us with greater flexibility in managing the substantial volatility in copper pricing. Our policy allows management to contract commodity futures for a limited percentage of projected raw materials requirements up to 18 months in advance. At March 31, 2011 and December 31, 2010, we held a total notional value of $33.3 million and $34.7 million, respectively, in commodity futures contracts. These futures are designated as cash flow hedges against the price of copper, steel, and aluminum, and are accounted for as hedges on our balance sheet.
As of March 31, 2011, we have been proactive in addressing the volatility of copper prices, including executing options and futures contracts to cover approximately 33.6% of our anticipated copper requirements for 2011. While the use of futures can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of copper used in production of our products from prices at March 31, 2011 would adversely affect our annual operating profit by $10.5 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of copper used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $2.4 million.
The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however we have been successful at securing a few steel futures contracts in the U.S. to help mitigate this risk. These futures are designed as cash flow hedges against the price of steel, and are accounted for as hedges on our balance sheet. These futures contacts cover approximately 3.5% of our anticipated steel requirements in 2011; however the steel market is not considered a liquid market and is not available outside the U.S. These futures contracts have similar benefits and risks to us as the copper futures described above. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of steel used in production of our products from prices at March 31, 2011 would adversely affect our annual operating profit by $10.9 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of steel used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $0.4 million.

Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2011. Similar to copper and steel, but to a much lesser degree, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts that cover 24.9% of our projected usage in 2011. These futures are designed as cash flow hedges against the price of aluminum, and are accounted for as hedges on our balance sheet. These futures contracts have similar benefits and risks to us as the copper futures described above. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of aluminum used in production of our products from prices at March 31, 2011 would adversely affect our annual operating profit by $0.6 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of aluminum used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $0.1 million.
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
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase U.S. dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian, European and Indian export sales, some of which are denominated in U.S. dollars. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. From January 1 to March 31, 2011, the Real strengthened against the dollar by 2.3%, the Rupee strengthened by 0.4%, and the Euro strengthened by 5.7%.
At March 31, 2011 and December 31, 2010, we held foreign currency forward contracts with a total notional value of $99.8 million and $109.6 million, respectively. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Real, Euro, or the Rupee against the U.S. dollar would negatively impact our operating profit on an annual basis as indicated in the table below:

10% Strengthening against U.S. $
(in millions)	March 31, 2011

Real	$4.4
Euro	5.6
Rupee	0.6

Total	$10.6

However, based on our current foreign currency forward contracts, a 10% weakening in the value of the Real, Euro or the Rupee would result in losses under such foreign currency forward contracts that would adversely impact our operating results as indicated in the table below:

10% Weakening against U.S. $
(in millions)	March 31, 2011

Real	$2.2
Euro	3.8
Rupee	0.1

Total	$6.1

Item 4.	Controls and Procedures.
Our management evaluated, with the participation of our President and Chief Executive Officer and our Vice President, Secretary and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011 and any change in our internal control over financial reporting that occurred during our first quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, Based on their evaluation, our President and Chief Executive Officer and our Vice President, Secretary and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Vice President, Secretary and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and our Vice President, Secretary and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.
Changes In Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with such evaluation described above that occurred during our first quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations On The Effectiveness Of Controls And Procedures
Management, including our President and Chief Executive Officer and our Vice President, Secretary and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.
In addition, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with policies and procedures included in such controls may deteriorate.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of our legal proceedings, see “Litigation” in Note 15 of the Notes to Financial Statements in Part I, Item 1 of this report, which is incorporated into this Part II, Item 1 by reference.

Item 6.	Exhibits

Exhibit
Number	Description

4.1
Revolving Credit and Security Agreement, dated as of April 21, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K dated April 21, 2011 and filed April 27, 2011, File No. 0-452)

4.2
Side Letter, dated as of April 21, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K dated April 21, 2011 and filed April 27, 2011, File No. 0-452)

10.1
Form of Award Agreement (Phantom Shares and Cash Performance Award) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated March 7, 2011 and filed March 11, 2011, File No. 0-452)

10.2
General Release of All Claims, dated as of May 4, 2011 between Tecumseh Products Company and James E. Wainright (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated May 4, 2011 and filed May 10, 2011, File No. 0-452)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY (Registrant)
Date: May 10, 2011	By	/s/ James J. Connor
James J. Connor
Vice President, Secretary and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

4.1
Revolving Credit and Security Agreement, dated as of April 21, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K dated April 21, 2011 and filed April 27, 2011, File No. 0-452)

4.2
Side Letter, dated as of April 21, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K dated April 21, 2011 and filed April 27, 2011, File No. 0-452)

10.1
Form of Award Agreement (Phantom Shares and Cash Performance Award) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated March 7, 2011 and filed March 11, 2011, File No. 0-452)

10.2
General Release of All Claims, dated as of May 4, 2011 between Tecumseh Products Company and James E. Wainright (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated May 4, 2011 and filed May 10 2011, File No. 0-452)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.