Form 10-Q
period 2011-06-30
TECUMSEH PRODUCTS CO
filed 2011-08-04
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2011
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
Yes ☑            No ☐
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
As of July 27, 2011, the following shares of the registrant’s common stock were outstanding:
Class B Common Stock, $1.00 Par Value:    5,077,746
Class A Common Stock, $1.00 Par Value: 13,401,938

Page
PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited)	3

Consolidated Statements of Operations (unaudited)	4

Consolidated Statements of Cash Flows (unaudited)	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	29

PART II OTHER INFORMATION:

Item 1. Legal Proceedings	30

Item 6. Exhibits	31

Signatures	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In Millions, Except Share Data)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$54.9	$65.9
Restricted cash and cash equivalents	11.0	14.6
Accounts receivable, trade, less allowance for doubtful accounts of $1.2 in 2011 and 2010	150.5	127.8
Inventories	160.2	151.5
Deferred and recoverable income taxes	1.7	1.7
Recoverable non-income taxes	43.3	60.0
Fair value of hedge	9.3	12.5
Other current assets	13.9	13.7

Total current assets	444.8	447.7

Property, Plant, and Equipment, net	232.4	234.9
Prepaid pension expense	8.8	9.5
Deferred income taxes	4.9	3.5
Recoverable non-income taxes	32.2	47.4
Other assets	38.0	18.8

Total assets	$761.1	$761.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$148.4	$143.7
Short-term borrowings	56.3	52.2
Accrued liabilities:
Employee compensation	31.7	30.7
Product warranty and self-insured risks	9.3	12.0
Payroll taxes	13.4	11.3
Other	7.1	12.6

Total current liabilities	266.2	262.5

Long-term debt	12.3	13.2
Deferred income taxes	3.7	3.7
Other postretirement benefit liabilities	11.1	11.0
Product warranty and self-insured risks	3.8	3.8
Pension liabilities	27.0	25.9
Other	7.6	6.8

Total liabilities	331.7	326.9

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2011 and 2010	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2011 and 2010	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	336.9	354.2
Accumulated other comprehensive income	63.0	51.2

Total stockholders’ equity	429.4	434.9

Total liabilities and stockholders’ equity	$761.1	$761.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In Millions, Except Share and per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$248.8	$249.3	$491.7	$488.0
Cost of sales and operating expense	229.1	218.3	449.4	428.3

Gross Profit	19.7	31.0	42.3	59.7
Selling and administrative expenses	26.8	29.6	52.7	58.1
Impairments, restructuring charges, and other items	2.1	8.5	5.4	48.5

Operating loss	(9.2)	(7.1)	(15.8)	(46.9)
Interest expense	(3.1)	(2.7)	(5.5)	(5.6)
Interest income and other, net	0.7	0.3	0.9	0.6

Loss from continuing operations before taxes	(11.6)	(9.5)	(20.4)	(51.9)
Tax benefit	1.8	0.2	3.0	1.9

Loss from continuing operations	(9.8)	(9.3)	(17.4)	(50.0)
Income from discontinued operations, net of tax	0.9	4.2	0.1	3.0

Net loss	$(8.9)	$(5.1)	$(17.3)	$(47.0)

Basic and diluted loss per share (a):
Loss from continuing operations	$(0.53)	$(0.50)	$(0.94)	$(2.71)
Gain from discontinued operations, net of tax	0.05	0.23	0.01	0.16

Net loss per share	$(0.48)	$(0.27)	$(0.93)	$(2.55)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00

(a)	On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant, which expires in 2012, is not included in diluted earnings per share information, as the effect would be antidilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(17.3)	$(47.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19.9	19.8
Amortization of debt-issuance costs	—	1.1
Non-cash settlement of hourly pension plan reversion	—	29.2
Non-cash settlement of post-retirement benefits	—	(7.0)
Deferred income taxes	(3.2)	(7.8)
Share based compensation	(0.8)	0.9
Investment impairment	—	0.4
Gain on disposal of property and equipment	(0.3)	—
Changes in operating assets and liabilities:
Accounts receivable	(14.6)	(85.1)
Inventories	(2.5)	(26.9)
Payables and accrued expenses	(9.6)	46.6
Employee retirement benefits	(3.5)	(3.5)
Hourly pension plan reversion	—	54.5
Recoverable non-income taxes	21.5	(15.7)
Other	1.1	6.5

Cash used in operating activities	(9.3)	(34.0)

Cash Flows from Investing Activities:
Capital expenditures	(7.3)	(3.1)
Short and long term investments	—	4.1
Change in restricted cash and cash equivalents	3.5	(7.8)
Proceeds from sale of assets	0.5	0.1

Cash used in investing activities	(3.3)	(6.7)

Cash Flows from Financing Activities:
Proceeds from long-term debt	4.9	—
Payments of long-term debt	(5.8)	—
Proceeds from Revolving credit agreement	5.0	—
Payments of Revolving credit agreement	(5.0)	—
Debt issuance cost	(0.3)	—
Other (repayments) borrowings, net	1.0	29.8

Cash (used in) provided by financing activities	(0.2)	29.8

Effect of Exchange Rate Changes on Cash	1.8	(5.0)

Decrease in cash and cash equivalents	(11.0)	(15.9)
Cash and Cash Equivalents:
Beginning of Period	65.9	90.7

End of Period	$54.9	$74.8

Supplemental Schedule of Noncash Investing and Financing Activities:
Cash paid (refunds received) for taxes	$0.2	$(0.2)
Cash paid for interest	$5.3	$4.3
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
For the quarter ended June 30, 2011, total income from discontinued operations net of income taxes was $0.9 million. This included $1.2 million for a reduction in anticipated claims related to workers’ compensation and product liability, partially offset by $0.3 million of legal fees and settlements for sold businesses. See Note 12 for a discussion of income taxes included in discontinued operations.
For the quarter ended June 30, 2010, total income from discontinued operations before income taxes was $6.0 million, which primarily relates to a non-cash curtailment gain of $6.6 million as a result of terminating post retirement benefits for a sold business, partially offset by $0.6 million of legal fees for the defense of claims by the purchaser of the Engine and Power Train Group and insurance costs.
For the six months ended June 30, 2011, total income from discontinued operations net of income taxes was $0.1 million. This included $0.9 million for a reduction in anticipated claims related to workers’ compensation and product liability, partially offset by $0.7 million of legal fees and settlements for sold businesses and a $0.1 million related to our Grafton facility for operating costs. See Note 12 for a discussion of income taxes included in discontinued operations.
For the six months ended June 30, 2010, total income from discontinued operations before income taxes was $5.1 million. This included $6.6 million of post-retirement benefit curtailment gains, partially offset by $1.0 million related to our Grafton facility (formerly of the Engine and Power Train Group) for environmental accruals ($0.4 million) and operating costs ($0.6 million). Legal expense of $0.5 million for defense of claims by the purchaser of the Engine and Power Train Group was also incurred in the first half of 2010.
Our Grafton facility, an asset held from our former Engine and Power Train Group, is classified as held for sale on our consolidated balance sheet under the caption “other current assets” in the amount of $0.5 million.

NOTE 3. Inventories
The components of inventories are as follows:

	June 30,	December 31,
(In Millions)	2011	2010
Raw materials, net of reserves	$82.8	$79.0
Work in progress	2.0	1.0
Finished goods, net of reserves	75.4	71.5

	$160.2	$151.5

Raw materials are net of $3.6 million and $3.5 million reserve for obsolete and slow moving inventory at June 30, 2011 and December 31, 2010, respectively. Finished goods are net of $2.9 million and $2.2 million reserve for obsolete and slow moving inventory and lower of cost or market at June 30, 2011 and December 31, 2010, respectively.
NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

	June 30,	December 31,
(In Millions)	2011	2010
Land and land improvements	$16.6	$16.3
Buildings	102.3	97.4
Machinery and Equipment	933.5	892.0

	1,052.4	1,005.8
Less accumulated depreciation	828.9	776.0

	223.5	229.8
Construction in process	8.9	5.1

Property, plant and equipment, net	$232.4	$234.9

Depreciation expense associated with property, plant and equipment was $9.8 million for the three months ended June 30, 2011, and 2010, respectively and $19.9 million and $19.8 million for the six months ended June 30, 2011 and 2010, respectively.
NOTE 5. Pension and Other Postemployment Benefit (OPEB) Plans
The following tables present the components of net periodic expense (benefit) of the Company’s Pension and OPEB plans:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(In Millions)	2011	2010	2011	2010
Service cost	$0.5	$0.5	$0.2	$0.1
Interest cost	2.0	2.0	0.2	0.5
Expected return on plan assets	(2.1)	(2.1)	—	—
Amortization of net loss (gain)	0.3	0.4	(2.4)	(1.2)
Additional expense due to curtailments, settlements and terminations (see below)	—	—	—	(6.8)

Net periodic expense (benefit)	$0.7	$0.8	$(2.0)	$(7.4)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2011	2010	2011	2010
Service cost	$1.0	$1.0	$0.4	$0.2
Interest cost	4.0	4.7	0.4	1.1
Expected return on plan assets	(4.2)	(6.1)	—	—
Amortization of net loss (gain)	0.6	0.7	(4.8)	(2.5)
Additional expense (income) due to curtailments, settlements and terminations (see below)	—	29.4	—	(6.8)

Net periodic expense (benefit)	$1.4	$29.7	$(4.0)	$(8.0)

In the second quarter of 2010, “Additional expense due to curtailments, settlements and terminations” in other benefits included the impact of post-retirement benefits that were terminated for a plant closing and a sold business. These terminations resulted in a non-cash curtailment gain of $7.0 million ($6.6 million recorded in discontinued operations and $0.4 million recorded in Impairments, restructuring charges, and other items), partially offset by $0.2 million of other expenses.
For the six months ended June 30, 2010, “Additional expense due to curtailments, settlements and terminations” in pension benefits included reversion of our hourly pension plan that yielded $43.6 million, net of excise taxes, in net proceeds to us. The reversion resulted in a non-cash charge of $29.2 million. In addition, our salary plan incurred $0.2 million in costs for special termination benefits.
We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $0.4 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively and $1.5 million for the six months ended June 30, 2011 and 2010, respectively. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan.
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
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(In Millions)	2011	2010
Brazil	$61.7	$84.7
India	13.0	14.2
Europe	0.8	8.5

Total recoverable non-income taxes	$75.5	$107.4

At June 30, 2011, a receivable of $43.3 million was included in current assets and $32.2 million was included in non-current assets and is expected to be recovered through 2014. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
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

NOTE 7. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers.
Changes in accrued product warranty costs for the periods ended June 30, 2011 and 2010 are summarized as follows:

	Six Months	Six Months
	Ended	Ended
(In Millions)	June 30, 2011	June 30, 2010
Balance at January 1,	$5.9	$5.1
Settlements made (in cash or in kind)	(2.5)	(2.3)
Current year accrual	3.1	2.6
Adjustments to preexisting warranties	—	0.1
Effect of foreign currency translation	0.1	(0.1)

Balance at June 30,	$6.6	$5.4

Warranty expense was $3.2 million and $2.6 million for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, $5.9 million was included in current liabilities and $0.7 million was included in non-current liabilities. At December 31, 2010, $5.3 million was included in current liabilities and $0.6 million was included in non-current liabilities.
NOTE 8. Debt
On April 21, 2011, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement, PNC agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion, expiring on April 15, 2015 and bearing interest at either LIBOR or an alternative base rate, plus a margin that varies with borrowing availability. The facility is guaranteed by Tecumseh Products Company and its U.S. and Canadian subsidiaries and is secured by substantially all of the assets of the borrowers, with some exclusions
The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level.
As of June 30, 2011, we had no borrowings outstanding against this agreement, and our average undrawn borrowing availability was such that the covenant did not apply. At June 30, 2011, we had outstanding letters of credit of $2.0 million under this facility and the capacity for borrowings under the borrowing base formula of $40.6 million under this facility. We paid $330,000 in fees associated with the new agreement, which were capitalized and will be amortized over the term of the agreement. We must also pay a facility fee of 0.375% a year on the unused portion of the facility.
At June 30, 2011, JPMorgan Chase Bank, N.A. (“Chase”) and its affiliates hold a security interest in approximately $2.3 million of cash collateral (the “Cash Collateral”), to secure letters of credit, and derivative obligations. The Cash Collateral will remain in a restricted account until these obligations are paid in full or they are replaced with third parties and are included in restricted cash and cash equivalents on our balance sheet. Tecumseh Products will have no ability to withdraw, or have any other control over, the Cash Collateral, and acknowledged that Chase and its affiliates shall have sole control over the Cash Collateral.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
In Europe, based upon exchange rates as of June 30, 2011, we have an unsecured, uncommitted discretionary credit facility of $2.9 million that expires on October 27, 2011. Historically we have been able to extend this facility when it expires, but such extension is at the discretion of the bank. Our borrowings under this facility based on the exchange rate as of June 30, 2011, totaled $2.9 million with no availability for additional borrowings. There are no restrictive covenants on this credit facility.
In Brazil, based upon the exchange rates as of June 30, 2011, we have uncommitted, discretionary revolving credit facilities with several local private Brazilian banks (most of which are guaranteed by the Brazilian government) for an aggregate maximum of $98.0 million, subject to a borrowing base formula computed on a monthly basis. These facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from mid September, 2011 through July 15, 2013. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, in their discretion, whether to make new advances with respect to each draw on such facility and there are no restrictive covenants on these credit facilities. Our borrowings under these facilities totaled $49.6 million based upon exchange rate as of June 30, 2011, with an additional $48.4 million available for borrowing, based on our accounts receivable and inventory balances and exchange rates as of June 30, 2011.
In India, based upon exchange rates as of June 30, 2011, we have an aggregate maximum of $17.0 million of revolving credit facilities subject to a borrowing base formula computed on a monthly basis and secured by land, building and equipment, inventories and receivables. The arrangements expire at various times from February 2012 through May 2012. Historically we have been able to renew these facilities when they expire, but such renewal is at the discretion of the banks. Our borrowings under these facilities, based on the exchange rate as of June 30, 2011, totaled $16.1 million, and based on the exchange rate and our borrowing base as of June 30, 2011; we had an additional $0.9 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets.
Our consolidated borrowings under these arrangements totaled $68.6 million at June 30, 2011 and $65.4 million at December 31, 2010. Our weighted average interest rate for these borrowings was 8.9% for the six months ended June 30, 2011 and 7.4% for the year ended December 31, 2010.
NOTE 9. Comprehensive Income (Loss)
A summary of comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Millions)	2011	2010	2011	2010

Net loss	$(8.9)	$(5.1)	$(17.3)	$(47.0)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	10.0	(5.9)	18.1	(14.0)
Loss on derivatives, net of tax	(3.3)	(5.6)	(3.0)	(9.1)

Total comprehensive loss	$(2.2)	$(16.6)	$(2.2)	$(70.1)

NOTE 10. Share-Based Compensation Arrangements
Prior to March 7, 2011, under our Long-Term Incentive Cash Award Plan, two types of incentives were awarded, both of which were based upon the value of our Class A shares; stock appreciation rights (“SARs”) and phantom shares. SARs were granted with an exercise price equal to the closing price of our common stock on the date of the grant, as reported by the NASDAQ Stock Market. SARs and phantom shares were generally granted to non-employee directors and key employees in the first quarter of each year and vest one-third each year over a three year period and have a seven year term. For the six months ended June 30, 2011, we did not grant any SARs or phantom shares under this plan and 35,793 phantom shares vested and were paid at an average price of $11.14 per share reducing our unrecognized liability by $0.4 million.
We measure the fair value of the phantom shares based upon the closing stock price of our Class A common stock on the last day of the reporting period. At June 30, 2011 and December 31, 2010, the closing stock price on our Class A common stock was $10.20 and $13.05 respectively.
We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of June 30, 2011 and 2010 using the following assumptions:

	June 30, 2011	June 30, 2010
Risk-free interest rate	1.17-1.97%	1.69-2.29%
Dividend yield	0.0%	0.0%
Expected life (years)	3.7-5.5 years	4.7-6.5 years
Volatility	83.21%	91.91%
Since both the SARs and the phantom shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet.

The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards. Total compensation expense related to the plan for the three months ended June 30, 2011 and 2010 was $0.2 million and $0.5 million, respectively, and total compensation expense for the six months ended June 30, 2011 and 2010 was $(0.8) million and $0.9 million respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The unrecognized compensation liability as calculated at June 30, 2011 and December 31, 2010 was $0.6 million and $2.0 million, respectively.
Effective March 7, 2011, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. The actual phantom share award amounts for 2011 will be determined based on specified performance targets with respect to performance in 2011 and 25% of the potential awards will be determined at the discretion of our Board of Directors. We record these performance phantom shares as an expense and corresponding liability only when we estimate that it is more likely than not that we will achieve the threshold level of performance necessary for any phantom shares to be awarded. As of June 30, 2011 our estimate of the likelihood of achieving the threshold level of performance resulted in no compensation expense being recorded in this period for performance phantom shares. Our target compensation expense for these awards at June 30, 2011, should we achieve our target at 100%, is estimated to be $1.9 million.
NOTE 11. Impairments, Restructuring Charges, and Other Items
The charges (gains) recorded as restructuring, impairment and other charges for three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30
(In Millions)	2011	2010	2011	2010
Severance, restructuring costs, and special termination benefits	$2.0	$0.4	$5.3	$0.9
Legal Settlement	—	7.3	—	7.3
Environmental reserve on held-for-sale building	0.1	1.2	0.1	1.2
Curtailment Gain	—	(0.4)	—	(0.4)
Settlement loss on the hourly pension plan reversion	—	—	—	29.2
Excise tax expense on proceeds from hourly retirement plan reversion	—	—	—	10.9
Impairment of Investment	—	—	—	0.4
Final settlement of previously terminated salary retirement plan, net of excise tax	—	—	—	(1.0)

Total impairments, restructuring charges, and other items	$2.1	$8.5	$5.4	$48.5

Impairments, Restructuring Charges, and Other Items for the second quarter of 2011 include $2.0 million related to severance associated with a reduction in force at our Brazilian ($1.6 million), North American ($0.1 million), French ($0.2 million) and Indian ($0.1 million) locations; and an increase of $0.1 million for costs related to the environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility.
Impairments, Restructuring Charges, and Other Items for the second quarter of 2010 include $7.3 million related to a legal settlement; a $1.2 million increase in our environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility; a $0.4 million curtailment gain as a result of terminating post-retirement benefits at our former Tecumseh Michigan facility, and severances associated with a reduction in force at our Brazilian ($0.3 million) and corporate ($0.1 million) locations.
Impairments, Restructuring Charges, and Other Items for the six months ended June 30, 2011 include $5.3 million related to severance associated with a reduction in force at our Brazilian ($1.8 million), North American ($0.1 million), French ($0.2 million), Indian ($0.1 million) and Corporate ($3.1 million) locations; and an increase of $0.1 million for costs related to the environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility. On March 7, 2011, our President and Chief Executive Officer and our Board of Directors mutually determined to separate our President and Chief Executive Officer’s employment with us after a transition period. The $3.1 million severance associated with a reduction in force at our Corporate location includes $1.35 million relating to our former President and Chief Executive Officer’s separation and paid on July 31, 2011.
Impairments, Restructuring Charges, and Other Items for the six months ended June 30, 2010 include a legal settlement of $7.3 million; an environmental reserve increase of $1.2 million; a curtailment gain of $0.4 million; the non-cash settlement charges and excise tax related to the reversion of our hourly pension plan of $40.1 million; impairment of an investment of $0.4 million, and severance payments associated with a reduction in force at our Brazilian ($0.4 million) and Corporate ($0.5 million) locations. In addition, a final settlement gain of $1.0 million, net of excise tax, was received in February 2010 from our previous salaried pension plan that was terminated in 2008.
The following table reconciles cash activities for the six months ended June 30, 2011 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Other	Total
Balance at January 1, 2011	$0.6	$2.4	$3.0
Accruals	5.3	0.1	5.4
Payments	4.0	0.2	4.2

Balance at June 30, 2011	$1.9	$2.3	$4.2

The accrued severance balance at June 30, 2011 includes $1.4 million for payments to be made related to our reduction in force at our corporate locations and was paid in the third quarter of 2011. The remaining $0.5 million of accrued severance relates to payments to be made related to our European reduction in force and is expected to be paid in 2011. The environmental reserve balance at June 30, 2011, included in other, represents the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility, and is expected to be paid over the next 9-12 months ($0.2 million of which was paid in July 2011).
NOTE 12. Income Taxes
We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur. We adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. For the period ended June 30, 2011, we calculated our tax provision based on the estimate of the annual effective tax rate.
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
At June 30, 2011 and December 31, 2010, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions, specifically the U.S., Brazil, France and India, in which we believe it is not more likely than not that the deferred taxes will be realized.
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

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of June 30, 2011.

	Total Fair
(In Millions)	Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$2.6	$—	$2.6	$—
Foreign currency derivatives	6.7	—	6.7	—

Balance as of June 30, 2011	$9.3	$—	$9.3	$—

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
At June 30, 2011 and December, 31 2010, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The notional amount outstanding of forward contracts designated as cash flow hedges was $73.1 million and $109.6 million at June 30, 2011 and December 31, 2010, respectively.
The following table presents the fair value of the Company’s derivatives designated as hedging instruments in our consolidated balance sheet as of June 30, 2011 and December 31, 2010:

	Asset (Liability) Derivatives
	June 30, 2011		December 31, 2010
	Financial		Financial
(In Millions)	Position Location	Fair Value	Position Location	Fair Value
Derivatives designated as hedging instruments
Commodity futures contracts	Fair value of hedge	$2.6	Fair value of hedge	$7.3
Foreign currency derivatives	Fair value of hedge	6.7	Fair value of hedge	5.2

Total		$9.3		$12.5

The following table presents the impact of derivatives designated as hedging instruments on our consolidated financial statements for the three and six months ended June 30, 2011 and 2010:

			Location of
			Gain (Loss)
			Reclassified
			from AOCI
	Amount of Gain (Loss)		into Income	Amount of Gain reclassified
	recognized in OCI (Effective		(Effective	from AOCI into Income
(In Millions)	Portion)		Portion)	(Effective Portion)
Three Months Ended	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Commodity futures contracts	$0.2	$(0.8)	Cost of sales	$2.3	$2.3
Foreign currency derivatives	1.7	(0.7)	Cost of sales	3.3	1.8

Total	$1.9	(1.5)		$5.6	$4.1

Six Months Ended	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Commodity futures contracts	$1.7	$0.2	Cost of sales	$5.3	$3.3
Foreign currency derivatives	5.5	(1.3)	Cost of sales	5.0	4.7

Total	$7.2	$(1.1)		$10.3	$8.0

			Location of
			Gain
			Reclassified
			from AOCI
			into Income	Amount of Gain reclassified
	Amount of Gain recognized in		(Ineffective	from AOCI into Income
(In Millions)	OCI (Ineffective Portion)		Portion)	(Ineffective Portion)
Three Months Ended	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Commodity futures contracts	$—	$—	Cost of sales	$—	$—
Foreign currency derivatives	1.1	—	Cost of sales	—	—

Total	$1.1	$—		$—	$—

Six Months Ended	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Commodity futures contracts	$—	$—	Cost of sales	$—	$—
Foreign currency derivatives	1.5	—	Cost of sales	0.4	—

Total	$1.5	$—		$0.4	$—

NOTE 15. Commitments and Contingencies
Accounts Receivable
A portion of accounts receivable at our Brazilian and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $18.2 million and $19.4 million as of June 30, 2011 and December 31, 2010, respectively. Discounted receivables sold, including both with and without recourse, were $38.4 million and $34.8 million at June 30, 2011 and December 31, 2010, respectively, and the discount rate was 9.1% and 8.7%, respectively.
Purchase Commitments
As of December 31, 2010, we had $12.1 million of noncancelable purchase commitments with some suppliers for materials and supplies in the normal course of business. There has been no material change as of June 30, 2011.

Letters of credit
We issue letters of credit in the normal course of business, as required by some vendor contracts. As of June 30, 2011 and December 31, 2010, we had $4.3 million and $6.4 million, respectively, in outstanding letters of credit.
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
   U.S. Horsepower label litigation
A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (“RICO”) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states, the District of Columbia and Puerto Rico, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We joined the joint defense group with other lawnmower and component manufacturers who are defendants. In the fourth quarter of 2009, a conceptual offer by a group of the defendants, including us, of $51.0 million was accepted in principle with the actual settlement terms to be negotiated. On February 24, 2010, we, along with the other settling defendants, executed a settlement agreement (the “group settlement”) with plaintiffs resolving claims against the group of settling defendants in exchange for a group payment of $51.0 million, a one-year warranty extension for qualifying class members and injunctive relief regarding future lawnmower engine labeling practices. On February 26, 2010, the court entered an order preliminarily approving the group settlement, certifying the settlement class, appointing settlement class counsel and staying proceedings against the settling defendants. The settlement class consists of all persons or entities in the United States who, beginning January 1, 1994, up to the date when notice of the preliminary approval was published (April 12, 2010) purchased, for their own use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a defendant. On August 16, 2010, the District Court entered orders approving each of the settlements. A number of objectors filed appeals regarding the settlement approval orders and other related orders in the United States Court of Appeals for the Seventh Circuit, but as of February 16, 2011, all of those appeals have been dismissed. Accordingly, our settlement agreement is final and we paid the balance of our $6.2 million allocable portion of the settlement in the first quarter of 2011. We accrued the expected costs of our performance of our settlement obligations in prior periods and, as such, management does not currently expect that the settlement will have a material adverse effect on our 2011 consolidated operating results or financial condition.
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
Under the terms of the Settlement Agreement, in exchange for plaintiffs’ full release of all U.S. direct-purchaser claims against us relating to the Covered Products, we agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $250,000 for notice and administrative costs associated with administering the settlement. These costs were accrued as an expense in the second quarter of 2010 (and paid in the third quarter of 2010) in the line item captioned “Impairments, restructuring charges, and other items”. On June 13, 2011, the Court issued an order denying without prejudice a motion for preliminary approval of

Tecumseh’s proposed settlement with the direct purchaser plaintiffs because the time frame and products covered by the proposed settlement class were inconsistent with the Court’s rulings of the same day, granting in part, a motion by the other defendants to dismiss claims by the direct purchaser plaintiffs. The direct purchaser plaintiffs have filed a motion for reconsideration of the Courts ruling dismissing these claims. As a result of these rulings, both Tecumseh and the direct purchaser plaintiffs have the option to rescind the Settlement Agreement, in which case the settlement amount will be returned to Tecumseh. Alternatively, Tecumseh and the direct purchaser plaintiffs may agree to amend the Settlement Agreement to be consistent with the Court’s rulings on the motion to dismiss. Even if the court approves the Settlement Agreement, if our customers representing a significant percentage of purchases of Covered Products choose not to participate in the settlement (opt-out), we have the right under certain circumstances to withdraw from the Settlement Agreement and have the settlement funds returned.
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
   Platinum
On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Exchange Act, common law fraud and negligent misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washers and augers, among other applications. Snowstorm seeks unspecified compensatory and punitive damages and a declaratory judgment that we are obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An answer on behalf of us was filed on January 27, 2010. On January 20, 2010, Alix Partners, LLP, AP Services LLC and James Bonsall filed a Motion to Dismiss Snowstorm’s complaint in its entirety. On September 21, 2010, the United States District Court for the District of Delaware issued an Opinion and Order granting in part, and denying in part, Alix Partners, LLP, AP Services LLC and James Bonsall’s Motion to Dismiss. In addition, Alix Partners, LLP, AP Services LLC, and James Bonsall allege that we are obligated to defend and indemnify them in connection with this lawsuit. We intend to vigorously defend the lawsuit. The parties are currently conducting written discovery, which is scheduled to be completed by March 31, 2012. A pretrial conference is scheduled for June 5, 2012, and trial is set to begin on June 18, 2012. A court ordered mediation is scheduled for October 5, 2011 and Snowstorm will be required to provide a settlement demand by September 1, 2011. This claim has been submitted and approved under our D&O insurance as we have met our deductible limits and we expect to begin receiving reimbursement for future expense incurred in this matter. At this time, we do not have a reasonable estimate the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

   Environmental Matters
At June 30, 2011 and December 31, 2010 we had accrued $3.9 million and $4.2 million, respectively, for environmental remediation. Included in the June 30, 2011 balance was an accrual of $2.3 million for the remaining estimated costs associated with remediation activities our former Tecumseh, Michigan facility. Remediation efforts are ongoing, most of which will be completed in the next 9 to 15 months while monitoring activities are anticipated to be completed by the end of 2019.
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
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2010, the remainder of the work required by the WDNR was completed subject to two years of monitoring to be completed by the end of 2012. The monitoring results showed no contamination in the building except for one small area which showed values that exceeded initial values sought by the WDNR. We completed the remediation of this small area in the fourth quarter of 2010 and will be subject to two years of monitoring through 2013. We had accrued $0.1 at June 30, 2011 and $0.2 million at December 31, 2010 for the total estimated cost associated with the investigation and remediation of the on-site contamination.
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
NOTE 16. Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2011-05, to amend Accounting Standards Codification “ASC 220”, “Presentation of Comprehensive Income”. This amendment will require companies to present the components of net income and other comprehensive income either in a single continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This amendment, which should be applied retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This Accounting Standards Update (“ASU”) No. 2011-05 impacts presentation only and management believes it will have no material effect on our financial statements.
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2011-04, to amend Accounting Standards Codification “ASC 820”, “Fair Value Measurement”. This amendment is intended to represent the converged guidance of US GAAP and IFRS on fair value measurements. This guidance clarifies the result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term ‘fair value”. This amendment is effective during interim and annual periods beginning after December 15, 2011. Management believes the adoption of this amendment will have no material effect on our financial statements.
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
Economy
We expect global economic volatility to continue in the near term. While demand remains positive globally, we expect to see continued global demand volatility as a result of uncertainties in current events around the world coupled with the effect of high inflation in the emerging markets. In the first half of 2011, sales improved slightly due to favorable currency impacts and price increases, partially offset by lower volumes and mix decreases. Exclusive of the effects of currency translation, sales in the first half of 2011 decreased 3.7% compared to the first half of 2010. In our household and refrigeration and freezer application markets, we believe that our volume declines are a result of the price increases we implemented to offset higher commodity costs and the weakening U.S. dollar, both of which in turn have intensified competition from Asian supply sources. In addition, a customer in this market shifted its production to manufacture more of its products internally.
The launches of the new Mini compressor platform for use in household refrigerators and freezers and the Midi compressor platform for use in commercial refrigeration are progressing, with commercial sales expected to begin in the fourth quarter. We believe these product families will improve the quality, sound, and performance of our products and lower their manufacturing cost with enhanced internal design and the use of lower cost materials, such as aluminum motor windings. Customers are currently testing these platforms and some order conversions from the current to new products are taking place. We believe that these new products are better positioning us by providing efficiency improvements required by customers as well as providing products designed for more environmentally friendly hydrocarbon refrigerants.
While we believe that full year sales in 2011 will increase compared to 2010, we cannot currently project whether market conditions will improve on a sustained or significant basis.
Commodities
Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, we have seen some decreases in copper pricing during the second quarter, as compared to the first quarter and an increase in the price of steel. The average market costs in the second quarter of 2011 was 30.2% higher for copper and 30.5% higher for the types of steel utilized in our products compared to the second quarter of 2010. After consideration of our hedge positions during the second quarter of 2011 and 2010, our average cost of copper and steel in the second quarter of 2011 was 44.4% and 30.5%, respectively, higher in our results of operations when compared to the second quarter of 2010, primarily due to lower cost hedges in 2010.
From January 1, to June 30, 2011, average market costs for copper and the types of steel utilized in our products increased 1.7% and 11.1%, respectively. After consideration of our hedge positions during the first half of 2011 and 2010, our average cost of copper and steel in the first half of 2011 was 44.1% and 25.2%, respectively, higher in our results of operations when compared to the first half of 2010, primarily due to lower cost hedges under our 2010 hedging agreements.
The rapid increase in steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the price of steel. Although we have been successful in securing a few contracts to help mitigate the risk of the rising steel market, this market is not very liquid and only available against our U.S. purchases of steel. Such extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced futures contracts.
Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2011. While aluminum is not as volatile as copper and steel, we have proactively executed futures contracts and options for aluminum to help mitigate the risk of rising aluminum prices.
We have been proactive in addressing the volatility of these costs, including executing futures contracts and options, as of June 30, 2011 to cover approximately 52.1%, 3.4% and 45.7% of our remaining anticipated copper, steel and aluminum, respectively, usage in 2011. Renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments, price increases and modified pricing structures with our customers, where available, to allow us to recover our costs in the event that the prices of commodities continue to escalate in a manner similar to what we experienced in 2010 and the first half of 2011. For a discussion of the risks to our business associated with commodity price risk fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.
Currency Exchange
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first half of 2011 and 2010, approximately 81% and 83%, respectively, of our compressor sales activity took place outside the United States, primarily in Brazil, Europe, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, including the Brazilian Real, the Euro and the Indian Rupee. Our Brazilian manufacturing and sales presence are significant and changes in the Brazilian Real have been especially adverse to our results of operations when compared to prior periods. In the first half of 2011, the Brazilian Real strengthened against the dollar by 13.3% compared to the first half of 2010. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.

Liquidity
We have received cash inflows from non-operating activities and expect to receive further cash inflows from taxes through the end of 2011. We have received and expect to receive refunds of outstanding Brazilian non-income taxes. We received approximately $19.7 million of outstanding refundable Brazilian non-income taxes in the first half of 2011. An additional $15.0 million of our refundable non-income taxes is being held in a court appointed cash account until resolution of an unrelated social security tax matter. The timing of resolution of this tax dispute is uncertain and might take several years to resolve. This deposit is reflected as a long term asset on our balance sheet.
Based on historical payment patterns and indication of the Brazilian tax authorities and the cash deposit described above, and based on the U.S. dollar to Real exchange rate as of June 30, 2011, we expect to recover approximately $32.8 million of the $61.7 million outstanding refundable taxes in Brazil over the next twelve months. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly uncertainties related to future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first two quarters of 2011, we used $9.3 million of cash flow in operations. While we expect continued improvement as our restructuring activities take effect, we may not generate cash from normal operations unless further restructuring activities are implemented and/or sales and economic conditions improve. We reduced our workforce in the second quarter of 2011 to reduce salary, wages and employee benefits on an annual basis by approximately $10.9 million and incurred an additional charge of $2.0 million associated with this restructuring plan.
On April 21, 2011, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement, PNC agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. The facility expires on April 15, 2015 and bears interest at either LIBOR or an alternative base rate, plus a margin that varies with borrowing availability. As of June 30, 2011, based upon the borrowing base formula, we had $40.6 million available and $2.0 million in outstanding letters of credit under this facility.
We also continue to maintain various credit facilities in most other jurisdictions in which we operate, and we are currently in the process of exploring a new credit facility to provide additional liquidity in 2011 for some of our foreign subsidiaries. While we believe that current cash balances, and when available, borrowings under available credit facilities and cash inflows related to tax refunds will produce adequate liquidity to implement our business strategy over the foreseeable future; there can be no assurance that such amounts will ultimately be adequate if sales or economic conditions deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until cash production from normal operations improves.
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
RESULTS OF OPERATIONS
Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010
A summary of our operating results as a percentage of net sales is shown below:

	Three Months Ended June 30,
(Dollars In Millions)	2011	%	2010	%

Net sales	$248.8	100.0%	$249.3	100.0%
Cost of sales and operating expenses	229.1	92.1%	218.3	87.6%

Gross Profit	19.7	7.9%	31.0	12.4%
Selling and administrative expenses	26.8	10.8%	29.6	11.9%
Impairments, restructuring charges, and other items	2.1	0.8%	8.5	3.4%

Operating loss	(9.2)	(3.7)%	(7.1)	(2.9)%
Interest expense	(3.1)	(1.2)%	(2.7)	(1.0)%
Interest income and other, net	0.7	0.3%	0.3	0.1%

Loss from continuing operations before taxes	(11.6)	(4.6)%	(9.5)	(3.8)%
Tax benefit	1.8	0.7%	0.2	0.1%

Net loss from continuing operations	$(9.8)	(3.9)%	$(9.3)	(3.7)%

Net sales in the second quarter of 2011 decreased $0.5 million, or 0.2%, versus the same period of 2010. Excluding the increase in sales due to the effect of changes in foreign currency translation of $15.4 million, net sales decreased by 6.4% compared to the second quarter of 2010, with volume and mix decreases partially offset by price increases.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 58% of our total sales and increased by 1.7% to $146.5 million in the second quarter of 2011 when compared to the second quarter of 2010. This increase was primarily driven by price increases of $4.2 million and changes in currency exchange rates of $9.0 million, partially offset by $10.8 million due to lower volumes and unfavorable changes in sales mix. The volume/sales mix decrease is mainly attributable to customers reducing their inventory levels based upon their current forecasted demands as market conditions softened.
Sales of compressors for air conditioning applications and all other applications represented 22% of our total sales and increased by 40.0% to $52.5 million, when compared to the second quarter of 2010. This increase is primarily due to volume and mix increases of $11.1 million, price increases of $1.2 million and $2.7 million of favorable currency exchange rate changes. Volume increases are primarily in our Latin America market where we continue to see positive growth, particularly in residential air-conditioning market over the same period in the prior year.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 20% of our total sales and declined by 26.5% to $49.8 million when compared to the second quarter of 2010. This decrease is primarily due to volume and mix decreases of $21.8 million, partially offset by $0.2 million of price increases and $3.7 million due to changes in currency exchange rates. We continue to see intensified competition from Asian supply sources in this market and we believe that our volume declines are a result of the price increases we implemented to offset higher commodity costs and the weakening U.S. dollar. In addition, a customer in this market shifted their production to manufacture more of its products internally.
The launches of the new Mini compressor platform for use in household refrigerators and freezers and the Midi compressor platform for use in commercial refrigeration are progressing, with commercial sales expected to begin in the fourth quarter. We believe these product families will improve the quality, sound, and performance of our products and lower their manufacturing cost with enhanced internal design and the use of lower cost materials, such as aluminum motor windings. Customers are currently testing these platforms and some order conversions from the current to new products are taking place. We believe that these new products are better positioning us by providing efficiency improvements required by customers as well as providing products designed for more environmentally friendly hydrocarbon refrigerants.
Gross profit decreased by $11.3 million from $31.0 million, or 12.4%, in the second quarter of 2010 to $19.7 million, or 7.9%, in the second quarter of 2011. The decrease in gross profit in the second quarter of 2011 was primarily attributable to unfavorable changes in commodity costs of $8.6 million, lost margin from volume and sales mix of $9.8 million, and productivity of $3.8 million which is mainly a result of unfavorable absorption of fixed overhead costs due to lower volume. These decreases were partially offset by the favorable effect of price increases of $5.5 million, favorable currency exchange effects of $1.8 million, favorable impact of OPEB charges of $1.6 million, changes in other material cost of $0.9 million and all other income and expense items included in gross profit of $1.1 million.
Selling and administrative (“S&A”) expenses decreased by $2.8 million from $29.6 million in the second quarter of 2010 to $26.8 million in the second quarter of 2011. As a percentage of net sales, S&A expenses were 10.8% in the second quarter of 2011 compared to 11.9% in the second quarter of 2010. The decrease is mainly due to a reduction in payroll, benefits and other related employee expenses of $1.6 million as a result of our continued restructuring efforts and decrease of professional fees by $0.5 million. All other selling and administrative expenses decreased by $0.7 million for the quarter.
We recorded expense of $2.1 million in impairments, restructuring charges, and other items in the second quarter of 2011 compared to $8.5 million in the same period of 2010. In the second quarter of 2011, these expenses included severance costs associated with a reduction in force at our Brazilian ($1.6 million), North American ($0.1 million), French ($0.2 million), and Indian ($0.1 million) locations; and $0.1 million of costs related to the environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility. For a more detailed discussion of these charges, refer to note 11 of the notes to the consolidated financial statements in Item 1 of this report.
Interest expense was $3.1 million in the second quarter of 2011 compared to $2.7 million in the same period of 2010. The increase is primarily due to higher average debt and an increase in the discounting rate in Brazil during the second quarter of 2011 as compared to the second quarter of 2010. The weighted average interest rate on debt was 8.4% at June 30, 2011 compared to 13.4% at June 30, 2010. The reduction in rate is mainly a result of our continued efforts in Brazil to utilize longer term debt, which has a more favorable interest rate against discounting accounts receivable.
Interest income and other income, net was $0.7 million in the second quarter of 2011 compared to $0.3 million in the second quarter of 2010.

For the second quarter of 2011, we recorded a tax benefit of $1.8 million from continuing operations. This tax benefit is comprised of $1.3 million in foreign tax benefit and a U.S. federal tax benefit of $0.5 million. The $0.2 million income tax benefit from continuing operations for the second quarter of 2010 is comprised of a tax expense of $0.7 million in foreign jurisdictions and a benefit of $0.9 million in U.S. federal taxes.
Net loss from continuing operations for the quarter ended June 30, 2011 was $9.8 million, or $0.53 per share, as compared to $9.3 million, or $0.50 per share, in the same period of 2010. The change was primarily the result of volume decreases in the current year, and other factors as discussed above.
Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010
A summary of our operating results as a percentage of net sales is shown below:

	Six Months Ended June 30,
(Dollars In Millions)	2011	%	2010	%

Net sales	$491.7	100.0%	$488.0	100.0%
Cost of sales and operating expenses	449.4	91.4%	428.3	87.8%

Gross Profit	42.3	8.6%	59.7	12.2%
Selling and administrative expenses	52.7	10.7%	58.1	11.9%
Impairments, restructuring charges, and other items	5.4	1.1%	48.5	9.9%

Operating loss	(15.8)	(3.2)%	(46.9)	(9.6)%
Interest expense	(5.5)	(1.1)%	(5.6)	(1.1)%
Interest income and other, net	0.9	0.2%	0.6	0.1%

Loss from continuing operations before taxes	(20.4)	(4.1)%	(51.9)	(10.6)%
Tax benefit	3.0	0.6%	1.9	0.4%

Net loss from continuing operations	$(17.4)	(3.5)%	$(50.0)	(10.2)%

Net sales in the first two quarters of 2011 increased $3.7 million, or 0.8%, versus the same period of 2010. Excluding the increase in sales due to the effect of changes in foreign currency translation of $21.7 million, net sales decreased by 3.7% compared to the first two quarters of 2010, with volume and mix decreases partially offset by price increases.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 57% of our total sales and increased by 1.7% to $281.6 million in the first two quarters of 2011, when compared to the first two quarters of 2010. This increase was primarily driven by price increases of $7.6 million and changes in currency exchange rates of $10.2 million, partially offset by $13.1 million due to lower volumes and unfavorable changes in sales mix. The volume/ sales mix decrease is mainly attributable to customers reducing their inventory levels based upon their forecasted demands as market conditions softened.
Sales of compressors for air conditioning applications and all other applications represented 21% of our total sales and increased by 36.9% to $101.5 million in the first two quarters of 2011, when compared to the first two quarters of 2010. This increase is primarily due to volume and mix increases of $19.5 million, price increases of $3.0 million and $4.9 million of favorable currency exchange rate changes. Volume increases are primarily in our Latin America market where we continue to see positive growth, particularly in residential air-conditioning market over the same period in the prior year.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 22% of our total sales and declined by 20.8% to $108.5 million in the first two quarters of 2011, when compared to the first two quarters of 2010. This decrease is primarily due to volume and mix decreases of $36.8 million, partially offset by $1.8 million of price increases and $6.6 million due to changes in currency exchange rates. We continue to see intensified competition from Asian supply sources in this market and we believe that our volume declines are a result of the price increases we implemented to offset higher commodity costs and the weakening U.S. dollar. In addition, a customer in this market shifted its production to manufacture more of its products internally.
The launches of the new Mini compressor platform for use in household refrigerators and freezers and the Midi compressor platform for use in commercial refrigeration are progressing, with commercial sales expected to begin in the fourth quarter. We believe these product families will improve the quality, sound, and performance of our products and lower their manufacturing cost with enhanced internal design and the use of lower cost materials, such as aluminum motor windings. Customers are currently testing these platforms and some order conversions from the current to new products are taking place. We believe that these new products are better positioning us by providing efficiency improvements required by customers as well as providing products designed for more environmentally friendly hydrocarbon refrigerants.
Gross profit decreased by $17.4 million from $59.7 million, or 12.2%, in the first two quarters of 2010 to $42.3 million, or 8.6%, in the first two quarters of 2011. The decrease in gross profit in the first two quarters of 2011 was primarily attributable to unfavorable changes in commodity costs of $17.0 million, unfavorable currency exchange effects of $2.4 million, lost margin from volume and sales mix of $11.4 million, and productivity of $8.1 million, which is mainly a result of unfavorable absorption of fixed overhead costs due to lower volume. These decreases were partially offset by the favorable effect of price increases of $12.3 million, changes in other material cost of $5.2 million, favorable impact of OPEB charges of $1.6 million, and all other income and expense items included in gross profit of $2.4 million.
Selling and administrative (“S&A”) expenses decreased by $5.4 million from $58.1 million in the first two quarters of 2010 to $52.7 million in the first two quarters of 2011. As a percentage of net sales, S&A expenses were 10.7% in the first two quarters of 2011 compared to 11.9% in the first two quarters of 2010. The decrease is mainly due to a reduction in payroll, benefits and other related employee expenses of $4.2 million as a result of our continued restructuring efforts and reduction in professional fees by $0.1 million. All other selling and administrative expenses decreased by $1.1 million in the aggregate.
We recorded expense of $5.4 million in impairments, restructuring charges, and other items in the first two quarters of 2011 compared to $48.5 million in the same period of 2010. In the first two quarters of 2011, these expenses included $5.4 million related to severance associated with a reduction in force at our Brazilian ($1.8 million), North American ($0.1 million), French ($0.2 million), Indian ($0.1 million) and Corporate ($3.1 million, including $1.35 million relating to our former President and Chief Executive Officer’s separation) locations; and an increase of $0.1 million for costs related to environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility. For a more detailed discussion of these charges, refer to note 11 of the notes to the consolidated financial statements in Item 1 of this report.
Interest expense was $5.5 million in the first two quarters of 2011 compared to $5.6 million in the same period of 2010. The reduction is due to securing longer term debt at more favorable rates, which is partially offset by higher average debt and an increase in the discounting rate in Brazil during the first two quarters of 2011 as compared to the first two quarters of 2010. The weighted average interest rate on debt was 8.9% at June 30, 2011 compared to 12.0% at June 30, 2010. The reduction in rate is mainly a result of our continued efforts in Brazil to utilize longer term debt, which has a more favorable interest rate against discounting accounts receivable.
Interest income and other income, net was $0.9 million in the first two quarters of 2011 compared to $0.6 million in the first two quarters of 2010.
For the first two quarters of 2011, we recorded a tax benefit of $3.0 million from continuing operations. This tax benefit is comprised of $2.4 million in foreign tax benefit and a U.S. federal tax benefit of $0.6 million. The $1.9 million income tax benefit from continuing operations for the first two quarters of 2010 is comprised of a tax expense of $1.0 million in foreign jurisdictions and a benefit of $2.9 million in U.S. federal taxes.
Net loss from continuing operations for the six months ended June 30, 2011 was $17.4 million, or $0.94 per share, as compared to $50.0 million, or $2.71 per share, in the same period of 2010. The change was primarily the result of volume decreases in the current year, and other factors as discussed above.
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
Cash Flow
In the first two quarters of 2011, cash used in operations amounted to $9.3 million as compared to $34.0 million of cash used in operations in the first two quarters of 2010. Significant elements of the first two quarters of cash used in operations included the increase in working capital, offset by the receipt of recoverable non-income taxes and cash used in our net loss, net of non-cash items for the first two quarters.

With respect to working capital, inventory levels were higher primarily due to our planned seasonal increased sales volumes, partially offset by a reduction of inventory days on hand by four days compared to December 31, 2010, together resulting in a use of cash of $2.5 million for the six months ended June 30, 2011. The reduction of inventory days on hand is a result of our initiative to reduce inventory levels.
Increased accounts receivable was a use of cash of $14.6 million during the first two quarters primarily as a result of our increased sales over the fourth quarter of the prior year and lower sales toward the end of the fourth quarter of 2010 compared to the second quarter of 2011, partially offset by an improvement in days sales outstanding of two days when compared to December 31, 2010 and increased factoring of our receivables.
Payables and accrued expenses decreased by $9.6 million, mainly as a result of decreased purchases of inventories, and a decrease in payable days outstanding of seven days compared to December 31, 2010. This reduction in days outstanding is mainly a result of a conscious effort to pay down our payables in our Brazilian and European locations to reduce interest charges.
Recoverable non-income taxes provided cash of $21.5 million primarily due to refunds of outstanding Brazilian non-income taxes.
Employee retirement benefits was a use of cash of $3.5 million for year to date contributions and activity relating to our retiree medical plans.
Cash used in investing activities was $3.3 million in the first two quarters of 2011 as compared to cash used in investing activities of $6.7 million for the same period of 2010. The 2011 use of cash in investing activities is primarily related to capital expenditures of $7.3 million, partially offset by a release of restricted cash of $3.5 million, and proceeds from the sale of assets of $0.5 million.
Cash used in financing activities was $0.2 million in the first two quarters of 2011 compared to $29.8 million provided by financing activities for the same period of 2010. The decrease in borrowings in the first two quarters of 2011 compared to the first two quarters of 2010 is mainly due to our cash management strategy to increase our usage of accounts receivable discounting programs from December 31, 2010 levels to support our seasonal working capital needs instead of using longer term debt.
Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, when available, we use bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our working capital requirements. On April 21, 2011, we entered into an agreement with PNC Bank pursuant to which PNC Bank provides senior secured revolving credit financing up to an aggregate of $45.0 million to us, including up to $10.0 million in letters of credit. The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level. As of June 30, 2011, we had no borrowings outstanding under this facility, and our average undrawn borrowing availability was such that the covenant did not apply. At June 30, 2011, we had outstanding letters of credit of $2.0 million and the capacity for borrowings under the borrowing base formula of $40.6 million under this facility. For a more detailed description of this facility, see Note 8 to the consolidated financial statements in Item 1 of this report. We also use these cash resources to fund capital expenditures, and when necessary, to address operating losses.
As of June 30, 2011, our cash and cash equivalents on hand was $54.9 million. Our borrowings under current credit facilities at foreign subsidiaries totaled $68.6 million at June 30, 2011, with an uncommitted additional borrowing capacity of $49.3 million. For a more detailed discussion of our foreign credit facilities, refer to Note 8 to the consolidated financial statements in Item 1 of this report. Any cash we hold that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with JPMorgan Chase Bank, N.A. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.
Cash inflows related to taxes
We expect to receive refunds of outstanding refundable Brazilian non-income taxes. Due to the recent volatility in the exchange rate between the U.S. dollar and the Brazilian Real, the actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Based on the historical payment patterns and indication of the Brazilian tax authorities, and based on the U.S. dollar to Real exchange rate as of June 30, 2011, we expect to recover approximately $32.8 million of the $61.7 million outstanding refundable taxes in Brazil in the next twelve months. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.
Potential cash inflows related to outstanding Warrant
In 2007, we issued a warrant to purchase 1,390,944 shares of Class A Common Stock at $6.05 per share to a former creditor. The warrant expires in April of 2012. The former creditor’s exercise of the warrant could raise approximately $8.4 million in gross proceeds for us; however the warrant contains a provision for cashless exercises, which would require us to issue shares of Class A common stock to the former creditor with a value equal to the difference in the market price of the underlying shares at the exercise date less the $6.05 per share exercise price.
Accounts Receivable Sales
Our Brazilian and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $38.4 million and $34.8 million at June 30, 2011 and December 31, 2010, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $18.2 million and $19.4 million as of June 30, 2011 and December 31, 2010, respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $98.0 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. We utilize these facilities, when available for seasonal working capital needs.
Adequacy of Liquidity Sources
In the near term, and in particular over the next twelve months, we expect that our liquidity sources described above will be sufficient to meet our liquidity requirements, including debt service, capital expenditure and working capital requirements, and, when needed, cash to fund operating losses. However, in the same period, we anticipate challenges with respect to our ability to generate positive cash flows from operations, most significantly due to challenges driven by possible additional volume declines, as well as currency exchange and commodity pricing factors discussed above. While we expect continued improvement as our restructuring activities take effect, we realize that we may not generate cash from normal operations unless further restructuring activities are implemented and/or economic conditions improve.
As of June 30, 2011, we had $54.9 million of cash and cash equivalents, and $68.6 million in debt, of which $12.3 million was long-term in nature. The short-term debt primarily consists of uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. Accordingly, we believe our cash on hand and availability under our borrowing facilities is sufficient to meet our debt service requirements. We do not expect any material differences from cash availability and cash outflows previously described in our Annual Report on from 10-K for the year ended December 31, 2010, except as described above.
OFF-BALANCE SHEET ARRANGEMENTS
We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, discounted receivables sold with limited recourse were $18.2 million at June 30, 2011 and $19.4 million at December 31, 2010.
CONTRACTUAL OBLIGATIONS
As of June 30, 2011, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Contractual Obligations”.
CRITICAL ACCOUNTING ESTIMATES
For a discussion of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
There have been no significant changes to our critical accounting estimates during the first half of 2011.

OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and in conjunction with the “Outlook” section in our Annual Report on Form 10-K for the year ended December 31, 2010.
Consistent with other industry forecasts, current global market conditions, and demand around the world, we remain positive on the global economy. We expect to see continued demand volatility as a result of uncertainties in current events around the world coupled with the effect of high inflation in the emerging markets. The high inflation is beginning to impact some growth in the emerging markets, especially a slowing of growth in India. While we expect to see demand growth globally in the second half of the year, we have lowered our previous estimates. We currently expect that net sales for the full year 2011 could increase up to 5 percent from 2010 levels. The potential improvement is based on 2010 sales, our existing pipeline of orders, our internal projections about the market and related economic conditions, price increases to our customers, currency impact as well as our continued efforts in sales, marketing and the re-engineering of our products. We cannot currently project whether market conditions will improve on a sustained or significant basis and if the economic improvement in our key markets does not occur as expected, this could have an adverse impact on our current outlook.
The prices of key commodities, including copper and steel, have reached record levels of inflation. We expect the full year average cost of our purchased materials in 2011, including the impact of our hedging activities, to exceed that of 2010, depending on commodity cost levels and the level of our hedging over the course of the year. We expect the changes in commodity costs, after giving consideration to our contracts to have an unfavorable impact totaling approximately $27.0 million when compared to full year 2010. We expect to continue our approach of attempting to mitigate the effect of short term swings through the appropriate use of hedging instruments, price increases, and modified pricing structures.
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
After giving recognition to the factors discussed above, we expect that the full year 2011 operating profit could improve from 2010. Our primary offsets are expected to include lower expected impairments, restructuring charges and other items in 2011, re-engineering of our product line to reduce our costs, price increases and continued focus on cost reductions.
We also expect that our operating cash flow could be sufficient to maintain current cash balances and fund ongoing business requirements if we are successful at achieving the improved margins discussed above.
While we expect continued improvement as our restructuring activities take effect, we realize that we may not generate cash from normal operations unless further restructuring activities are implemented and/or sales or economic conditions improve. As a result, we further reduced our workforce in the second quarter of 2011 to reduce salary, wages and employee benefits on an annual basis by approximately $10.9 million. Additional restructuring actions could result in further restructuring and/or asset impairment charges, and, accordingly, could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results.
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
A portion of accounts receivable of our Brazilian and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $38.4 million and $34.8 million, at June 30, 2011 and December 31, 2010, respectively. The weighted average discount rate was 8.4% and 8.9% for the three and six months ended June 30, 2011 and 6.6% and 7.4% in the same periods in 2010. Discounted receivables sold with limited recourse comprised $18.2 million and $19.4 million of this amount at June 30, 2011 and December 31, 2010, respectively. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.
Interest Rate Risk — We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Based on our debt and invested cash balances at June 30, 2011, a 1% increase in interest rates would increase interest expense for the year by approximately $0.7 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk — Our exposure to commodity cost risk is related primarily to the price of copper and steel and to a lesser degree aluminum, as these are major components of our product cost.
We use commodity futures and options contracts to provide us with greater flexibility in managing the substantial volatility in copper pricing. Our policy allows management to contract commodity futures for a limited percentage of projected raw materials requirements up to 18 months in advance. At June 30, 2011 and December 31, 2010, we held a total notional value of $25.7 million and $34.7 million, respectively, in commodity futures contracts. These futures are designated as cash flow hedges against the price of copper, steel, and aluminum, and are accounted for as hedges on our balance sheet.
As of June 30, 2011, we have been proactive in addressing the volatility of copper prices, including executing options and futures contracts to cover approximately 52.1% of our anticipated copper requirements for 2011. While the use of futures can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of copper used in production of our products from prices at June 30, 2011 would adversely affect our annual operating profit by $8.8 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of copper used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $2.0 million.
The rapid increase in steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however we have been successful at securing a few steel futures contracts in the U.S. to help mitigate this risk. These futures are designed as cash flow hedges against the price of steel, and are accounted for as hedges on our balance sheet. These futures contacts cover approximately 3.4% of our anticipated steel requirements in 2011; however the steel market is not considered a liquid market and is not available outside the U.S. These futures contracts have similar benefits and risks to us as the copper futures described above. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of steel used in production of our products from prices at June 30, 2011 would adversely affect our annual operating profit by $11.3 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of steel used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $0.4 million.
Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2011. Similar to copper and steel, but to a much lesser degree, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts that cover 45.7% of our projected usage in 2011. These futures are designed as cash flow hedges against the price of aluminum, and are accounted for as hedges on our balance sheet. These futures contracts have similar benefits and risks to us as the copper futures described above. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of aluminum used in production of our products from prices at June 30, 2011 would adversely affect our annual operating profit by $0.6 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of aluminum used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $0.2 million.
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
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase U.S. dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian, European and Indian export sales, some of which are denominated in U.S. dollars. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. From January 1 to June 30, 2011, the Real strengthened against the dollar by 6.3%, the Euro strengthened by 7.8% and the Rupee weakened by 0.2%.
At June 30, 2011 and December 31, 2010, we held foreign currency forward contracts with a total notional value of $73.1 million and $109.6 million, respectively. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Real, the Euro, or the Rupee against the U.S. dollar would negatively impact our operating profit on an annual basis as indicated in the table below:

10% Strengthening against U.S. $
(in millions)	June 30, 2011
Real	$(5.4)
Euro	(6.9)
Rupee	(0.7)

Total	$(13.0)
However, based on our current foreign currency forward contracts, a 10% weakening in the value of the Real, the Euro or the Rupee would result in losses under such foreign currency forward contracts that would adversely impact our operating results as indicated in the table below:

10% Weakening against U.S. $
(in millions)	June 30, 2011
Real	$(2.0)
Euro	(2.6)
Rupee	—

Total	$(4.6)
Item 4. Controls and Procedures.
Our management evaluated, with the participation of our President, Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011 and any change in our internal control over financial reporting that occurred during our second quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our President, Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal control over financial reporting is a process designed by, or under the supervision of, our President, Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.
Changes In Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with such evaluation described above that occurred during our second quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations On The Effectiveness Of Controls And Procedures
Management, including our President, Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.
In addition, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with policies and procedures included in such controls may deteriorate.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of our legal proceedings, see “Litigation” in Note 15 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report, which is incorporated into this Part II, Item 1 by reference. These proceedings were also described in Part II, Item 1 (by incorporation by reference to Note 15 of the Notes to Consolidated Financial Statements in Part I, Item 1) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY (Registrant)
Date: August 4, 2011	By	/s/ James J. Connor
James J. Connor
President, Chief Executive Officer, Secretary and Chief Financial Officer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Schema Document

101.CAL *	XBRL Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Labels Linkbase Document

101.PRE *	XBRL Presentation Document

*	Furnished with this Form 10-Q