Form 10-Q
period 2011-09-30
TECUMSEH PRODUCTS CO
filed 2011-11-04
CIK 96831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from             to

COMMISSION FILE NUMBER: 0-452

TECUMSEH PRODUCTS COMPANY

(Exact name of registrant as specified in its charter)

Michigan	38-1093240
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1136 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of Principal Executive Offices)	(Zip Code)

(734) 585-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 27, 2011, the following shares of the registrant’s common stock were outstanding:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION:	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited)	3

	Consolidated Statements of Operations (unaudited)	4

	Consolidated Statements of Cash Flows (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	31

Item 6.	Exhibits	32

	Signatures	33

	Exhibit 10.1

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

	Exhibit 101.INS

	Exhibit 101.SCH

	Exhibit 101.CAL

	Exhibit 101.DEF

	Exhibit 101.LAB

	Exhibit 101.PRE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In Millions, Except Share Data)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$44.8	$65.9
Restricted cash and cash equivalents	12.2	14.6
Accounts receivable, trade, less allowance for doubtful accounts of $1.1 in 2011 and $1.2 in 2010	110.7	127.8
Inventories	147.6	151.5
Deferred and recoverable income taxes	1.5	1.7
Recoverable non-income taxes	40.9	60.0
Fair value of hedge	0.2	12.5
Other current assets	14.2	13.7

Total current assets	372.1	447.7

Property, Plant, and Equipment, net	198.9	234.9
Prepaid pension expense	8.6	9.5
Deferred income taxes	2.6	3.5
Recoverable non-income taxes	18.9	47.4
Other assets	29.9	18.8

Total assets	$631.0	$761.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$107.8	$143.7
Short-term borrowings	55.8	52.2
Accrued liabilities:
Employee compensation	26.3	30.7
Product warranty and self-insured risks	8.8	12.0
Fair value of hedge	20.3	—
Payroll taxes	11.3	11.3
Other	7.4	12.6

Total current liabilities	237.7	262.5

Long-term debt	7.2	13.2
Deferred income taxes	3.7	3.7
Other postretirement benefit liabilities	11.1	11.0
Product warranty and self-insured risks	3.8	3.8
Pension liabilities	25.9	25.9
Other	7.0	6.8

Total liabilities	296.4	326.9

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2011 and 2010	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2011 and 2010	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	315.1	354.2
Accumulated other comprehensive income	(10.0)	51.2

Total stockholders’ equity	334.6	434.9

Total liabilities and stockholders’ equity	$631.0	$761.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In Millions, Except Share and per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$198.3	$221.6	$690.0	$709.6
Cost of sales	193.3	200.3	651.1	634.8

Gross Profit	5.0	21.3	38.9	74.8
Selling and administrative expenses	26.7	27.5	79.4	85.6
Other income and (expense), net	4.4	3.4	12.8	9.6
Impairments, restructuring charges, and other items	0.3	0.9	5.7	49.4

Operating loss	(17.6)	(3.7)	(33.4)	(50.6)
Interest expense	(2.4)	(2.4)	(7.9)	(8.0)
Interest income and other, net	1.0	0.3	1.9	0.9

Loss from continuing operations before taxes	(19.0)	(5.8)	(39.4)	(57.7)
Tax (expense) benefit	(1.7)	2.8	1.3	4.7

Loss from continuing operations	(20.7)	(3.0)	(38.1)	(53.0)
Income (loss) from discontinued operations, net of tax	(1.1)	(0.2)	(1.0)	2.8

Net loss	$(21.8)	$(3.2)	$(39.1)	$(50.2)

Basic and diluted loss per share (a):
Loss from continuing operations	$(1.12)	$(0.16)	$(2.06)	$(2.87)
Income (loss) from discontinued operations, net of tax	(0.06)	(0.01)	(0.05)	0.15

Net loss per share	$(1.18)	$(0.17)	$(2.11)	$(2.72)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00

(a)	On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant, which expires in 2012, is not included in diluted earnings per share information, as the effect would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In Millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(39.1)	$(50.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29.9	29.8
Amortization of debt-issuance costs	—	1.1
Non-cash settlement of hourly pension plan reversion	—	29.4
Non-cash settlement of post-retirement benefits	—	(7.0)
Non-cash employee retirement benefits	(4.9)	—
Deferred income taxes	1.9	(6.6)
Share based compensation	(1.2)	1.3
Investment impairment	—	0.4
(Gain) loss on disposal of property and equipment	(2.9)	0.6
Changes in operating assets and liabilities:
Accounts receivable	11.1	(56.0)
Inventories	(2.5)	(38.5)
Payables and accrued expenses	(34.9)	28.2
Employee retirement benefits	(0.2)	(5.6)
Hourly pension plan reversion	—	54.5
Recoverable non-income taxes	26.8	(21.7)
Other	(1.6)	(1.6)

Cash used in operating activities	(17.6)	(41.9)

Cash Flows from Investing Activities:
Capital expenditures	(11.3)	(5.3)
Short and long term investments	—	4.1
Change in restricted cash and cash equivalents	2.3	(5.7)
Proceeds from sale of assets	4.0	0.2

Cash used in investing activities	(5.0)	(6.7)

Cash Flows from Financing Activities:
Proceeds from long-term debt	4.1	—
Payments of long-term debt	(9.4)	—
Proceeds from Revolving credit agreement	15.1	—
Payments of Revolving credit agreement	(5.0)	—
Debt issuance cost	(0.3)	—
Other (repayments) borrowings, net	(2.3)	30.7

Cash provided by financing activities	2.2	30.7

Effect of Exchange Rate Changes on Cash	(0.7)	(2.0)

Decrease in cash and cash equivalents	(21.1)	(19.9)
Cash and Cash Equivalents:
Beginning of Period	65.9	90.7

End of Period	$44.8	$70.8

Supplemental Schedule of Noncash Investing and Financing Activities:
Cash (refunds received) paid for taxes	$(0.8)	$0.1
Cash paid for interest	$7.6	$6.4

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

Reclassification

Certain reclassifications have been made to prior results to conform to classifications used at September 30, 2011. These reclassifications have no impact on net income.

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

For the quarter ended September 30, 2011, total loss from discontinued operations net of income taxes was $1.1 million. This included $0.3 million for anticipated claims related to workers’ compensation and product liability, $0.4 million for environmental accruals and $0.4 million of legal fees and settlements for sold businesses. See Note 12 for a discussion of income taxes included in discontinued operations.

For the quarter ended September 30, 2010, total loss from discontinued operations before income taxes was $0.5 million. This included $0.2 million related to our Grafton facility (formerly of the Engine and Power Train Group) for environmental accruals ($0.1 million) and operating costs ($0.1 million) and $0.3 million for legal fees and settlements for other sold businesses.

For the nine months ended September 30, 2011, total loss from discontinued operations net of income taxes was $1.0 million. This included $1.1 million of legal fees and settlements for sold businesses, $0.4 million for environmental accruals and $0.1 million related to our Grafton facility (formerly of the Engine and Power Train Group) for operating costs, partially offset by $0.6 million for a reduction in anticipated claims related to workers’ compensation and product liability. See Note 12 for a discussion of income taxes included in discontinued operations.

For the nine months ended September 30, 2010, total income from discontinued operations before income taxes was $4.6 million, which primarily relates to a non-cash curtailment gain of $6.6 million as a result of terminating post retirement benefits for a sold business, partially offset by $1.2 million related to our Grafton facility (formerly of the Engine and Power Train Group) for environmental accruals ($0.5 million) and operating costs ($0.7 million) and $0.8 million for legal fees and settlements for other sold businesses.

Our Grafton facility, an asset held from our former Engine and Power Train Group, is classified as held for sale on our consolidated balance sheet under the caption “other current assets” in the amount of $0.5 million.

NOTE 3. Inventories

The components of inventories are as follows:

(In Millions)	September 30, 2011	December 31, 2010
Raw materials, net of reserves	$76.6	$79.0
Work in progress	2.5	1.0
Finished goods, net of reserves	68.5	71.5

	$147.6	$151.5

Raw materials are net of $4.6 million and $3.5 million reserve for obsolete and slow moving inventory at September 30, 2011 and December 31, 2010, respectively. Finished goods are net of $2.3 million and $2.2 million reserve for obsolete and slow moving inventory and lower of cost or market at September 30, 2011 and December 31, 2010, respectively.

NOTE 4. Property, Plant and Equipment, net

The components of property, plant and equipment, net are as follows:

(In Millions)	September 30, 2011	December 31, 2010
Land and land improvements	$14.7	$16.3
Buildings	92.8	97.4
Machinery and Equipment	839.5	892.0

	947.0	1,005.8
Less accumulated depreciation	758.4	776.0

	188.6	229.8
Construction in process	10.3	5.1

Property, plant and equipment, net	$198.9	$234.9

Depreciation expense associated with property, plant and equipment was $10.0 million for the three months ended September 30, 2011, and 2010, respectively and $29.9 million and $29.8 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5. Pension and Other Postemployment Benefit (OPEB) Plans

The following tables present the components of net periodic expense (benefit) of the Company’s Pension and OPEB plans:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Service cost	$0.5	$0.5	$0.2	$0.1
Interest cost	2.0	2.0	0.2	0.5
Expected return on plan assets	(2.1)	(2.1)	—	—
Amortization of net loss (gain)	0.3	0.4	(2.4)	(1.2)
Additional expense due to curtailments, settlements and terminations	—	0.2	—	—

Net periodic expense (benefit)	$0.7	$1.0	$(2.0)	$(0.6)

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Service cost	$1.5	$1.5	$0.6	$0.3
Interest cost	6.0	6.7	0.6	1.6
Expected return on plan assets	(6.3)	(8.2)	—	—
Amortization of net loss (gain)	0.9	1.1	(7.2)	(3.7)
Additional expense (income) due to curtailments, settlements and terminations (see below)	—	29.6	—	(6.8)

Net periodic expense (benefit)	$2.1	$30.7	$(6.0)	$(8.6)

For the nine months ended September 30, 2010, “Additional expense (income) due to curtailments, settlements and terminations” in pension benefits includes the reversion of our hourly pension plan that yielded $43.6 million, net of excise tax, in net proceeds to us. The reversion resulted in a non-cash charge of $29.4 million. In addition, our salary plan included $0.2 million in costs for special termination benefits.

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

We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $0.4 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively and $1.9 million and $2.1 million for the nine months ended September 30, 2011 and 2010, respectively. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan.

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

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at September 30, 2011 and December 31, 2010:

(In Millions)	September 30, 2011	December 31, 2010
Brazil	$48.3	$84.7
India	10.8	14.2
Europe	0.7	8.5

Total recoverable non-income taxes	$59.8	$107.4

At September 30, 2011, a receivable of $40.9 million was included in current assets and $18.9 million was included in non-current assets and is expected to be recovered through 2014. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

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

NOTE 7. Warranties

Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers.

Changes in accrued product warranty costs for the periods ended September 30, 2011 and 2010 are summarized as follows:

(In Millions)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Balance at January 1,	$5.9	$5.1
Settlements made (in cash or in kind)	(4.1)	(3.6)
Current year accrual	4.9	4.2
Effect of foreign currency translation	(0.1)	—

Balance at September 30,	$6.6	$5.7

Warranty expense was $4.8 million and $4.2 million for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, $5.7 million was included in current liabilities and $0.9 million was included in non-current liabilities. At December 31, 2010, $5.3 million was included in current liabilities and $0.6 million was included in non-current liabilities.

NOTE 8. Debt

On April 21, 2011, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement, PNC agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion, expiring on April 15, 2015 and bearing interest at either LIBOR or an alternative base rate, plus a margin that varies with borrowing availability. The facility is guaranteed by Tecumseh Products Company and its U.S. and Canadian subsidiaries and is secured by substantially all of the assets of the borrowers, with some exclusion.

The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level.

As of September 30, 2011, our borrowings under this facility totaled $10.1 million, and we have an additional $13.2 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.4 million in outstanding letters of credit. A quarterly covenant is based on our average undrawn borrowing availability and was such that the covenant didn’t apply. We paid $330,000 in fees associated with the new agreement, which were capitalized and will be amortized over the term of the agreement. We must also pay a facility fee of 0.375% a year on the unused portion of the facility.

At September 30, 2011, JPMorgan Chase Bank, N.A. (“Chase”) and its affiliates hold a security interest in approximately $0.7 million of cash collateral (the “Cash Collateral”), to secure letters of credit, and derivative obligations. The Cash Collateral will remain in a restricted account until these obligations are paid in full or they are replaced with third parties and are included in “restricted cash and cash equivalents” on our balance sheet. Tecumseh Products will have no ability to withdraw, or have any other control over, the Cash Collateral, and acknowledged that Chase and its affiliates shall have sole control over the Cash Collateral.

We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.

In Europe, based upon exchange rates as of September 30, 2011, we have an unsecured, uncommitted discretionary credit facility of $2.6 million that expires on January 31, 2012. Historically we have been able to extend this facility when it expires, but such extension is at the discretion of the bank. Our borrowings under this facility based on the exchange rate as of September 30, 2011, totaled $2.6 million with no availability for additional borrowings. There are no restrictive covenants on this credit facility.

In Brazil, based upon the exchange rates as of September 30, 2011, we have uncommitted, discretionary revolving credit facilities with several local private Brazilian banks (most of which are guaranteed by the Brazilian government) for an aggregate maximum of $80.0 million, subject to a borrowing base formula computed on a monthly basis. These facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from mid November 2011 through July 15, 2013. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, in their discretion, whether to make new advances with respect to each draw on such facility and there are no restrictive covenants on these credit facilities. Our borrowings under these facilities totaled $34.9 million based upon exchange rate as of September 30, 2011, with an additional $45.1 million available for borrowing, based on our accounts receivable and inventory balances and exchange rates as of September 30, 2011.

In India, based upon exchange rates as of September 30, 2011, we have an aggregate maximum of $16.0 million of revolving credit facilities subject to a borrowing base formula computed on a monthly basis and secured by land, building and equipment, inventories and receivables. The arrangements expire at various times from February 2012 through May 2012. Historically we have been able to renew these facilities when they expire, but such renewal is at the discretion of the banks. Our borrowings under these facilities, based on the exchange rate as of September 30, 2011, totaled $15.4 million, and based on the exchange rate and our borrowing base as of September 30, 2011, we had an additional $0.6 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets.

Our consolidated borrowings under these arrangements totaled $63.0 million at September 30, 2011 and $65.4 million at December 31, 2010. Our weighted average interest rate for these borrowings was 7.8% for the nine months ended September 30, 2011 and 7.4% for the year ended December 31, 2010.

NOTE 9. Comprehensive Income (Loss)

A summary of comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2011	2010	2011	2010
Net loss	$(21.8)	$(3.2)	$(39.1)	$(50.2)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(45.9)	19.6	(27.8)	5.6
Gain (Loss) on derivatives, net of tax	(25.1)	6.0	(28.1)	(3.1)

Total comprehensive income (loss)	$(92.8)	$22.4	$(95.0)	$(47.7)

NOTE 10. Share-Based Compensation Arrangements

Prior to March 7, 2011, under our Long-Term Incentive Cash Award Plan, two types of incentives were awarded, both of which were based upon the value of our Class A shares; stock appreciation rights (“SARs”) and phantom shares. SARs were granted with an exercise price equal to the closing price of our common stock on the date of the grant, as reported by the NASDAQ Stock Market. SARs and phantom shares were generally granted to non-employee directors and key employees in the first quarter of each year and vest one-third each year over a three year period and have a seven year term. For the nine months ended September 30, 2011, we did not grant any SARs or phantom shares under this plan and 35,793 phantom shares vested and were paid at an average price of $11.14 per share reducing our unrecognized liability by $0.4 million.

We measure the fair value of the phantom shares based upon the closing stock price of our Class A common stock on the last day of the reporting period. At September 30, 2011 and December 31, 2010, the closing stock price on our Class A common stock was $7.29 and $13.05 respectively.

We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of September 30, 2011 and 2010 using the following assumptions:

	September 30, 2011	September 30, 2010
Risk-free interest rate	0.53-1.04%	1.07-1.70%
Dividend yield	0.0%	0.0%
Expected life (years)	3.4-5.3 years	4.4-6.3 years
Volatility	82.87%	88.33%

Since both the SARs and the phantom shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet.

The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards. Total compensation expense related to the plan for the three months ended September 30, 2011 and 2010 was $(0.4) million and $0.4 million, respectively, and total compensation expense for the nine months ended September 30, 2011 and 2010 was $(1.2) million and $1.3 million respectively. As of September 30, 2011, lower stock prices have reduced the value of the awards. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The unrecognized compensation liability as calculated at September 30, 2011 and December 31, 2010 was $0.3 million and $2.0 million, respectively.

Effective March 7, 2011, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. The actual phantom share award amounts for 2011 will be determined based on specified performance targets with respect to performance in 2011 and 25% of the potential awards will be determined at the discretion of our Board of Directors. We record these performance phantom shares as an expense and corresponding liability only when we estimate that it is more likely than not that we will achieve the threshold level of performance necessary for any phantom shares to be awarded. As of September 30, 2011 our estimate of the likelihood of achieving the threshold level of performance resulted in no compensation expense being recorded in this period for performance phantom shares. Our target compensation expense for these awards at September 30, 2011, should we achieve our target at 100%, is estimated to be $2.2 million.

NOTE 11. Impairments, Restructuring Charges, and Other Items

The charges (gains) recorded as impairments, restructuring charges, and other items for three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In Millions)
Severance, restructuring costs, and special termination benefits	$0.3	$0.7	$5.6	$1.6
Legal settlement	—	—	—	7.3
Environmental reserve on held-for-sale building	—	—	0.1	1.2
Curtailment gain	—	—	—	(0.4)
Settlement loss on the hourly pension plan reversion	—	0.2	—	29.4
Excise tax expense on proceeds from hourly retirement plan reversion	—	—	—	10.9
Impairment of investment	—	—	—	0.4
Final settlement of previously terminated salary retirement plan, net of excise tax	—	—	—	(1.0)

Total impairments, restructuring charges, and other items	$0.3	$0.9	$5.7	$49.4

Impairments, Restructuring Charges, and Other Items for the third quarter of 2011 include $0.3 million related to severance associated with a reduction in force at our Brazilian location.

Impairments, Restructuring Charges, and Other Items for the third quarter of 2010 include $0.7 million related to severance associated with a reduction in force at our Brazilian ($0.1 million) and Corporate ($0.6 million) locations; and a $0.2 million non-cash settlement charge related to the reversion of our hourly pension plan.

Impairments, Restructuring Charges, and Other Items for the nine months ended September 30, 2011 include $5.6 million related to severance associated with a reduction in force at our Brazilian ($2.1 million), North American ($0.1 million), French ($0.2 million), Indian ($0.1 million) and Corporate ($3.1 million) locations; and an increase of $0.1 million for costs related to the environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility. On March 7, 2011, our President and Chief Executive Officer and our Board of Directors mutually determined to separate our President and Chief Executive Officer’s employment with us after a transition period. The $3.1 million severance associated with a reduction in force at our Corporate location includes $1.35 million relating to our former President and Chief Executive Officer’s separation.

Impairments, Restructuring Charges, and Other Items for the nine months ended September 30, 2010 include a legal settlement of $7.3 million; an environmental reserve increase of $1.2 million; a curtailment gain of $0.4 million; the non-cash settlement charges and excise tax related to the reversion of our hourly pension plan of $40.3 million; impairment of an investment of $0.4 million, and severance payments associated with a reduction in force at our Brazilian ($0.5 million) and Corporate ($1.1 million) locations. In addition, a final settlement gain of $1.0 million, net of excise tax, was received in February 2010 from our previous salaried pension plan that was terminated in 2008.

The following table reconciles cash activities for the nine months ended September 30, 2011 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Other	Total
Balance at January 1, 2011	$0.6	$2.4	$3.0
Accruals	5.6	0.1	5.7
Payments	6.0	0.6	6.6

Balance at September 30, 2011	$0.2	$1.9	$2.1

The accrued severance balance at September 30, 2011 includes $0.2 million of accrued severance payments to be made related to our European reduction in force and is expected to be paid in 2011. The environmental reserve balance at September 30, 2011, included in other, represents the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility, and is expected to be paid over the next 6-12 months.

NOTE 12. Income Taxes

We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur. We adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. For the period ended September 30, 2011, we calculated our tax provision based on the estimate of the annual effective tax rate.

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

At September 30, 2011 and December 31, 2010, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions, specifically the U.S., Brazil, France and India, in which we believe it is not more likely than not that the deferred taxes will be realized.

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

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of September 30, 2011.

(In Millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$0.2	$—	$0.2	$—

Balance as of September 30, 2011	$0.2	$—	$0.2	$—

Liabilities:
Commodity futures contracts	$7.1	$—	$7.1	$—
Foreign currency derivatives	13.2	—	13.2	—

Balance as of September 30, 2011	$20.3	$—	$20.3	$—

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

Our hedging activities involve the use of foreign currency forward exchange contracts, options and commodity futures contracts. These contracts are designated as cash flow hedges. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and commodity price fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved, and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian Real, the Euro, and the Indian Rupee, against the U.S. Dollar.

At September 30, 2011 and December, 31 2010, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The notional amount outstanding of forward contracts designated as cash flow hedges was $147.3 million and $109.6 million at September 30, 2011 and December 31, 2010, respectively.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments in our consolidated balance sheet as of September 30, 2011 and December 31, 2010:

	Asset (Liability) Derivatives
	September 30, 2011		December 31, 2010
(In Millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments

Commodity futures contracts	Fair value of hedge- asset	$0.2	Fair value of hedge- asset	$7.3
Commodity futures contracts	Fair value of hedge- liability	(7.1)	Fair value of hedge- liability	—
Foreign currency derivatives	Fair value of hedge-asset	—	Fair value of hedge- asset	5.2
Foreign currency derivatives	Fair value of hedge- liability	(13.2)	Fair value of hedge- liability	—

Total		$(20.1)		$12.5

The following table presents the impact of derivatives designated as hedging instruments on our consolidated financial statements for the three and nine months ended September 30, 2011 and 2010:

	Amount of Gain (Loss) recognized in OCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain reclassified from AOCI into Income (Effective Portion)
(In Millions)
Three Months Ended	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Commodity futures contracts	$(7.7)	$4.1	Cost of sales	$1.6	$2.0
Foreign currency derivatives	(14.7)	5.9	Cost of sales	2.7	0.9

Total	$(22.4)	$10.0		$4.3	$2.9

Nine Months Ended	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Commodity futures contracts	$(6.0)	$4.2	Cost of sales	$6.9	$5.4
Foreign currency derivatives	(9.2)	4.5	Cost of sales	7.7	5.6

Total	$(15.2)	$8.7		$14.6	$11.0

	Amount of Loss recognized in OCI (Ineffective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Loss reclassified from AOCI into Income (Ineffective Portion)
(In Millions)
Three Months Ended	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Commodity futures contracts	$(1.3)	$—	Cost of sales	$(1.3)	$—
Foreign currency derivatives	(2.1)	—	Cost of sales	(1.0)	—

Total	$(3.4)	$—		$(2.3)	$—

Nine Months Ended	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Commodity futures contracts	$(1.3)	$—	Cost of sales	$(1.3)	$—
Foreign currency derivatives	(0.6)	—	Cost of sales	(0.6)	—

Total	$(1.9)	$—		$(1.9)	$—

As of September 30, 2011, the Company estimates that it will reclassify into earnings during the next 12 months approximately $14.5 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices require us to post cash collateral with our hedge counterparties. At September 30, 2011, we were required to post $5.9 million of cash collateral on our hedges.

NOTE 15. Commitments and Contingencies

Accounts Receivable

A portion of accounts receivable at our Brazilian and Indian subsidiaries are sold with limited recourse at a discount, which creates a contingent liability for the business. Our Brazilian subsidiary also sells portions of its accounts receivable without recourse. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $15.5 million and $19.4 million as of September 30, 2011 and December 31, 2010, respectively. Discounted receivables sold, including both with and without recourse, were $47.4 million and $34.8 million at September 30, 2011 and December 31, 2010, respectively, and the discount rate was 10.0% and 8.7%, respectively.

Purchase Commitments

As of December 31, 2010, we had $12.1 million of noncancelable purchase commitments with some suppliers for materials and supplies in the normal course of business. There has been no material change as of September 30, 2011.

Letters of credit

We issue letters of credit in the normal course of business, as required by some vendor contracts. As of September 30, 2011 and December 31, 2010, we had $3.7 million and $6.4 million, respectively, in outstanding letters of credit.

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

We are cooperating fully with these investigations. In addition, we have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division’s Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed to not bring any criminal prosecution or impose any monetary fines with respect to the investigation against the Company as long as we, among other things, continue our full cooperation in the investigation. We have received similar conditional immunity from the European Commission and the SDE, and have received or requested immunity or leniency from competition authorities in other jurisdictions.

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

On June 24, 2010, Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh do Brasil, Ltda, and Tecumseh do Brasil U.S.A. LLC entered into a settlement agreement with the direct-purchaser plaintiffs (the “Settlement Agreement”) to resolve claims in the action in order to avoid the costs and distraction of this ongoing class action litigation. The Settlement Agreement was made by and between us and our subsidiaries and affiliates, and plaintiffs, both individually and on behalf of a class of persons who purchased in the United States, its territories and possessions, directly from a defendant during the period from

January 1, 2004 through December 31, 2008: (a) compressors of less than one horsepower used for refrigeration, freezing or cooling purposes, and/or (b) refrigeration products, including condensers, containing compressors of less than one horsepower used for refrigeration, freezing or cooling purposes (the “Covered Products”). Compressors used for air-conditioning applications are specifically excluded from both the scope of the case and the Settlement Agreement.

Under the terms of the Settlement Agreement, in exchange for plaintiffs’ full release of all U.S. direct-purchaser claims against us relating to the Covered Products, we agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $250,000 for notice and administrative costs associated with administering the settlement. These costs were accrued as an expense in the second quarter of 2010 (and paid in the third quarter of 2010) in the line item captioned “Impairments, restructuring charges, and other items”. On June 13, 2011, the Court issued an order denying without prejudice a motion for preliminary approval of Tecumseh’s proposed settlement with the direct purchaser plaintiffs because the time frame and products covered by the proposed settlement class were inconsistent with the Court’s rulings of the same day, granting in part, a motion by the other defendants to dismiss claims by the direct purchaser plaintiffs. The Court also denied the direct purchaser plaintiffs’ motion for reconsideration of the Court’s ruling dismissing these claims. The direct purchaser plaintiffs filed an amended complaint to reflect the Court’s rulings on the motion to dismiss, and also have requested leave to further amend that complaint to cover a broader scope of products. As a result of these Court rulings, both Tecumseh and the direct purchaser plaintiffs have the option to rescind the Settlement Agreement, in which case the settlement amount will be returned to Tecumseh. Alternatively, Tecumseh and the direct purchaser plaintiffs may agree to amend the Settlement Agreement to be consistent with the Court’s rulings on the motion to dismiss, in which case the amended Settlement Agreement would be subject to court approval. Even if the court approves an amended Settlement Agreement, under its current terms, if our customers representing a significant percentage of purchases of Covered Products choose not to participate in the settlement (opt-out), we have the right under certain circumstances to withdraw from the Settlement Agreement and have the settlement funds returned.

The remaining indirect purchaser class actions in the United States are in a preliminary stage. A consolidated amended complaint was filed on June 30, 2010. Tecumseh filed a motion to dismiss the indirect purchaser class action on August 30, 2010. In Canada, the class actions are still in a preliminary stage.

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

Platinum

On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Exchange Act, common law fraud and negligent misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washers and augers, among other applications. Snowstorm seeks unspecified compensatory and punitive damages and a declaratory judgment that we are obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An answer on our behalf was filed on January 27, 2010. On January 20, 2010, Alix Partners, LLP, AP Services LLC and James Bonsall filed a Motion to Dismiss Snowstorm’s complaint in its entirety. On September 21, 2010, the United States District Court for the District of Delaware issued an Opinion and Order granting in part, and denying in part, Alix Partners, LLP, AP Services LLC and James

Bonsall’s Motion to Dismiss. In addition, Alix Partners, LLP, AP Services LLC, and James Bonsall allege that we are obligated to defend and indemnify them in connection with this lawsuit. We intend to vigorously defend the lawsuit. The parties are currently conducting written discovery, which is scheduled to be completed by March 31, 2012. A pretrial conference is scheduled for June 5, 2012, and trial is set to begin on June 18, 2012. A court ordered mediation took place on October 5, 2011 in Delaware, but the parties were unable to resolve their dispute. This claim has been submitted under our D&O insurance as we have met our deductible limits and we have begun receiving reimbursement of ongoing legal expense incurred in this matter. To date, we have received $0.4 million of reimbursements. At this time, we do not have a reasonable estimate the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

Environmental Matters

At September 30, 2011 and December 31, 2010 we had accrued $3.8 million and $4.2 million, respectively, for environmental remediation. Included in the September 30, 2011 balance was an accrual of $1.9 million for the remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. Remediation efforts are ongoing, most of which will be completed in the next 6 to 12 months while monitoring activities are anticipated to be completed by the end of 2019.

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

In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2010, the remainder of the work required by the WDNR was completed subject to two years of monitoring to be completed by the end of 2012. The monitoring results showed no contamination in the building except for one small area which showed values that exceeded initial values sought by the WDNR. We completed the remediation of this small area in the fourth quarter of 2010 and will be subject to two years of monitoring through 2013. We had accrued $0.1 at September 30, 2011 and $0.2 million at December 31, 2010 for the total estimated cost associated with the investigation and remediation of the on-site contamination.

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

Economy

We expect global economic volatility to continue in the near term. While demand remains positive globally, we expect to see continued global demand volatility as a result of uncertainties in current events around the world coupled with the effect of high inflation in the emerging markets. In the first three quarters of 2011, sales declined due to lower volumes and mix decreases, partially offset by favorable currency impacts and price increases. Exclusive of the effects of currency translation, sales in the first three quarters of 2011 decreased 7.1% compared to the first three quarters of 2010. In our household and refrigeration and freezer application markets, we believe that our volume declines are a result of the price increases we implemented to offset higher commodity costs and the weakening U.S. Dollar, both of which in turn have intensified competition from Asian supply sources. In addition, a customer in this market shifted its production to manufacture more of its products internally.

The launches of the new Mini compressor platform for use in household refrigerators and freezers and the Midi compressor platform for use in commercial refrigeration are progressing, with commercial sales expected to begin in the fourth quarter. We believe these product families improve the quality, sound, and performance of our products and lower their manufacturing cost with enhanced internal design and the use of lower cost materials, such as aluminum motor windings. Customers are currently testing these platforms and some order conversions from the current to new products are taking place. We believe that these new products are better positioning us by providing efficiency improvements required by customers as well as providing products designed for more environmentally friendly hydrocarbon refrigerants.

Commodities

Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities. Overall, we have seen some decreases in copper pricing during the third and second quarters, as compared to the first quarter and an increase in the price of steel. The average market costs in the third quarter of 2011 was 23.8% higher for copper and 35.4% higher for the types of steel utilized in our products compared to the third quarter of 2010. After consideration of our hedge positions during the third quarter of 2011 and 2010, our average cost of copper and steel in the third quarter of 2011 was 43.9% and 35.4%, respectively, higher in our results of operations when compared to the third quarter of 2010, primarily due to lower cost hedges under our 2010 hedging agreements.

From January 1, to September 30, 2011, average market costs for copper utilized in our products decreased 22.0% and the types of steel utilized in our products increased 13.2%. After consideration of our hedge positions during the first three quarters of 2011 and 2010, our average cost of copper and steel in the first three quarters of 2011 was 44.0% and 28.2%, respectively, higher in our results of operations when compared to the first three quarters of 2010, primarily due to lower cost hedges under our 2010 hedging agreements.

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

Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2011. While aluminum is currently not as volatile as copper and steel, we have proactively executed futures contracts and options for aluminum to help mitigate the risk of rising aluminum prices.

We have been proactive in addressing the volatility of these costs, including executing futures contracts and options, as of September 30, 2011 to cover approximately 62.9%, 1.5% and 46.6% of our remaining anticipated copper, steel and aluminum, respectively, usage in 2011. As of September 30, 2011, we cover approximately 34.6% and 46.3% of our projected usage of copper and aluminum in 2012, respectively. Renewed rapid escalation of these costs would nonetheless have an adverse affect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.

We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments, price increases and modified pricing structures with our customers, where available, to allow us to recover our costs in the event that the prices of commodities continue to be volatile in a manner similar to what we experienced in 2010 and the first three quarters of 2011. For a discussion of the risks to our business associated with commodity price risk fluctuations, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this report.

Currency Exchange

The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first three quarters of 2011 and 2010, approximately 80% and 81%, respectively, of our compressor sales activity took place outside the United States, primarily in Brazil, Europe, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, including the Brazilian Real, the Euro and the Indian Rupee. Our Brazilian manufacturing and sales presence is significant and changes in the Brazilian Real have been especially adverse to our results of operations when compared to prior periods. In the first three quarters of 2011, the Brazilian Real weakened against the U.S. Dollar by 9.5% compared to the first three quarters of 2010. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this report.

Liquidity

We have received cash inflows from non-operating activities and expect to receive further cash inflows from taxes through the end of 2011. We have received and expect to receive refunds of outstanding Brazilian non-income taxes. We received approximately $22.7 million of outstanding refundable Brazilian non-income taxes in the first three quarters of 2011. An additional $15.0 million of our refundable non-income taxes is being held in a court appointed cash account until resolution of an unrelated social security tax matter. The timing of resolution of this tax dispute is uncertain and might take several years to resolve. This deposit is reflected as a long term asset on our balance sheet.

Based on historical payment patterns and indication of the Brazilian tax authorities and the cash deposit described above, and based on the U.S. Dollar to Brazilian Real exchange rate as of September 30, 2011, we expect to recover approximately $32.6 million of the $48.3 million outstanding refundable taxes in Brazil over the next twelve months. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.

Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly uncertainties related to future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first three quarters of 2011, we used $17.6 million of cash flow in operations. While we expect continued improvement as our restructuring activities take effect, we may not generate cash from normal operations unless further restructuring activities are implemented and/or sales and economic conditions improve. We reduced our workforce in the second quarter of 2011 to reduce salary, wages and employee benefits on an annual basis by approximately $10.9 million and incurred an additional charge of $2.0 million associated with this restructuring plan.

On April 21, 2011, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement, PNC agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. The facility expires on April 15, 2015 and bears interest at either LIBOR or an alternative base rate, plus a margin that varies with borrowing availability. As of September 30, 2011, our borrowings under this facility totaled $10.1 million, and we have an additional $13.2 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.4 million in outstanding letters of credit.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

A summary of our operating results as a percentage of net sales is shown below:

	Three Months Ended September 30,
(Dollars In Millions)	2011	%	2010	%
Net sales	$198.3	100.0%	$221.6	100.0%
Cost of sales	193.3	97.5%	200.3	90.4%

Gross Profit	5.0	2.5%	21.3	9.6%
Selling and administrative expenses	26.7	13.5%	27.5	12.4%
Other income and (expense), net	4.4	2.2%	3.4	1.5%
Impairments, restructuring charges, and other items	0.3	0.1%	0.9	0.4%

Operating loss	(17.6)	(8.9)%	(3.7)	(1.7)%
Interest expense	(2.4)	(1.2)%	(2.4)	(1.0)%
Interest income and other, net	1.0	0.5%	0.3	0.1%

Loss from continuing operations before taxes	(19.0)	(9.6)%	(5.8)	(2.6)%
Tax (expense) benefit	(1.7)	(0.8)%	2.8	1.3%

Net loss from continuing operations	$(20.7)	(10.4)%	(3.0)	(1.3)%

Net sales in the third quarter of 2011 decreased $23.3 million, or 10.5%, versus the same period of 2010. Excluding the increase in sales due to the effect of changes in foreign currency translation of $9.4 million, net sales decreased by 14.8% compared to the third quarter of 2010, with volume and mix decreases partially offset by price increases.

Sales of compressors used in commercial refrigeration and aftermarket applications represented 61% of our total sales and declined by 11.1% to $121.0 million in the third quarter of 2011 when compared to the third quarter of 2010. This decrease was primarily driven by lower volumes and unfavorable changes in sales mix of $24.2 million, partially offset by price increases of $3.6 million and $5.6 million of favorable changes in currency exchange rates. The volume/sales mix decrease is mainly attributable to customers reducing their inventory levels based upon their current forecasted demands as market conditions softened.

Sales of compressors for air conditioning applications and all other applications represented 21% of our total sales and increased by 27.1% to $40.9 million, when compared to the third quarter of 2010. This increase is primarily due to volume and mix increases of $6.1 million, price increases of $0.8 million and $1.8 million of favorable currency exchange rate changes. Volume increases are primarily in our Latin America market where we continue to see positive growth, particularly in residential air-conditioning market over the same period in the prior year.

Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 18% of our total sales and declined by 31.9% to $36.4 million when compared to the second quarter of 2010. This decrease is primarily due to volume and mix decreases of $18.7 million and price decreases of $0.3 million, partially offset by $2.0 million due to favorable changes in currency exchange rates. We continue to see intensified competition from Asian supply sources in this market and we believe that our volume declines are a result of the price increases we implemented to offset higher commodity costs and the weakening U.S. Dollar. In addition, a customer in this market shifted their production to manufacture more of its products internally.

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

Gross profit decreased by $16.3 million from $21.3 million, or 9.6%, in the third quarter of 2010 to $5.0 million, or 2.5%, in the third quarter of 2011. The decrease in gross profit in the third quarter of 2011 was primarily attributable to unfavorable changes in commodity costs of $6.6 million, lost margin from volume and sales mix of $7.1 million, unfavorable currency exchange effects of $0.2 million, unfavorable changes in other material cost of $3.6 million, and productivity of $4.2 million, which is mainly a result of unfavorable absorption of fixed overhead costs due to lower volume. These decreases were partially offset by the favorable effect of price increases of $4.1 million, and favorable changes in all other expenses of $1.3 million.

Selling and administrative (“S&A”) expenses decreased by $0.8 million from $27.5 million in the third quarter of 2010 to $26.7 million in the third quarter of 2011. The decrease is mainly due to a reduction in payroll, benefits and other related employee expenses of $1.7 million as a result of our continued restructuring efforts, partially offset by an increase in professional fees of $1.4 million. All other selling and administrative expenses decreased by $0.5 million for the quarter. As a percentage of net sales, S&A expenses were 13.5% in the third quarter of 2011 compared to 12.4% in the third quarter of 2010, which is mainly as a result of reduced sales volume.

Other income and (expense), net increased by $1.0 million from $3.4 million in the third quarter of 2010 to $4.4 million in the third quarter of 2011. The increase during the quarter is mainly due to gain on the sale of assets of $3.0 million, and the favorable impact of OPEB charges of $1.6 million, partially offset by unfavorable changes in currency exchange rates of $2.9 million and changes in all other income and expense items of $0.7 million.

We recorded expense of $0.3 million in impairments, restructuring charges, and other items in the third quarter of 2011 compared to $0.9 million in the same period of 2010. In the third quarter of 2011, these expenses included $0.3 million related to severance costs associated with a reduction in force at our Brazilian location. For a more detailed discussion of these charges, refer to Note 11 of the Notes to the Consolidated Financial Statements in Item 1 of this report.

Interest income and other income, net was $1.0 million in the third quarter of 2011 compared to $0.3 million in the third quarter of 2010.

For the third quarter of 2011, we recorded a tax expense of $1.7 million from continuing operations. This tax expense is comprised of $2.1 million in foreign tax expense and a U.S. federal tax benefit of $0.4 million. For interim periods, U.S. GAAP requires allocation of income taxes between continuing operations, discontinued operations and other comprehensive income by tax jurisdiction. For the six month period ended June 30, 2011, we reported pre-tax losses from continuing operations and income in other comprehensive income; therefore, we had reflected tax benefits in continuing operations in those jurisdictions where the income from other comprehensive income allowed us to utilize losses from continuing operations. For the three months ended September 30, 2011 we recognized tax expense, because we no longer have pre-tax income in other comprehensive income and as a result were not able to allocate any tax benefits to income from continuing operations. The $2.8 million income tax benefit from continuing operations for the third quarter of 2010 is comprised of a tax benefit of $0.9 million in foreign jurisdictions and a benefit of $1.9 million in U.S. federal taxes.

Net loss from continuing operations for the quarter ended September 30, 2011 was $20.7 million, or $1.12 per share, as compared to $3.0 million, or $0.16 per share, in the same period of 2010. The change was primarily the result of volume decreases in the current year, and other factors as discussed above.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

A summary of our operating results as a percentage of net sales is shown below:

	Nine Months Ended September 30,
(Dollars In Millions)	2011	%	2010	%
Net sales	$690.0	100.0%	$709.6	100.0%
Cost of sales	651.1	94.4%	634.8	89.5%

Gross Profit	38.9	5.6%	74.8	10.5%
Selling and administrative expenses	79.4	11.5%	85.6	12.1%
Other income and (expense), net	12.8	1.8%	9.6	1.4%
Impairments, restructuring charges, and other items	5.7	0.8%	49.4	6.9%

Operating loss	(33.4)	(4.8)%	(50.6)	(7.1)%
Interest expense	(7.9)	1.1%	(8.0)	(1.1)%
Interest income and other, net	1.9	0.2%	0.9	0.1%

Loss from continuing operations before taxes	(39.4)	(5.7)%	(57.7)	(8.1)%
Tax benefit	1.3	0.2%	4.7	0.7%

Net loss from continuing operations	$(38.1)	(5.5)%	(53.0)	(7.4)%

Net sales in the first three quarters of 2011 decreased $19.6 million, or 2.8%, versus the same period of 2010. Excluding the increase in sales due to the effect of changes in foreign currency translation of $31.1 million, net sales decreased by 7.1% compared to the first three quarters of 2010, with volume and mix decreases partially offset by price increases.

Sales of compressors used in commercial refrigeration and aftermarket applications represented 58% of our total sales and decreased by 2.5% to $402.7 million in the first three quarters of 2011, when compared to the first three quarters of 2010. This decrease is primarily due to volume and mix decreases of $37.3 million, partially offset by price increases of $11.2 million and $15.8 million of favorable changes in currency exchange rates. The volume/ sales mix decrease is mainly attributable to customers reducing their inventory levels based upon their forecasted demands as market conditions softened.

Sales of compressors for air conditioning applications and all other applications represented 21% of our total sales and increased by 34.0% to $142.4 million in the first three quarters of 2011, when compared to the first three quarters of 2010. This increase is primarily due to volume and mix increases of $25.6 million, price increases of $3.8 million and $6.7 million of favorable changes in currency exchange rates. Volume increases are primarily in our Latin America market where we continue to see positive growth, particularly in residential air-conditioning market over the same period in the prior year.

Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 21% of our total sales and declined by 23.9% to $144.9 million in the first three quarters of 2011, when compared to the first three quarters of 2010. This decrease is primarily due to volume and mix decreases of $55.5 million, partially offset by $1.5 million of price decreases and $8.6 million due to favorable changes in currency exchange rates. We continue to see intensified competition from Asian supply sources in this market and we believe that our volume declines are a result of the price increases we implemented to offset higher commodity costs and the weakening U.S. Dollar. In addition, a customer in this market shifted its production to manufacture more of its products internally.

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

Gross profit decreased by $35.9 million from $74.8 million, or 10.5%, in the first three quarters of 2010 to $38.9 million, or 5.6%, in the first three quarters of 2011. The decrease in gross profit in the first three quarters of 2011 was primarily attributable to unfavorable changes in commodity costs of $23.6 million, unfavorable currency exchange effects of $2.1 million, lost margin from volume and sales mix of $18.5 million, and productivity of $12.3 million, which is mainly a result of unfavorable absorption of fixed overhead costs due to lower volume. These decreases were partially offset by the favorable effect of price increases of $16.4 million, changes in other material cost of $1.6 million, and favorable changes in all other expenses of $2.6 million.

Selling and administrative (“S&A”) expenses decreased by $6.2 million from $85.6 million in the first three quarters of 2010 to $79.4 million in the first three quarters of 2011. As a percentage of net sales, S&A expenses were 11.5% in the first three quarters of 2011 compared to 12.1% in the first three quarters of 2010. The decrease is mainly due to a reduction in payroll, benefits and other related employee expenses of $5.9 million as a result of our continued restructuring efforts, partially offset by increase in professional fees by $1.3 million. All other selling and administrative expenses decreased by $1.6 million in the aggregate.

Other income and (expense), net increased by $3.2 million from $9.6 million in the first three quarters of 2010 to $12.8 million in the first three quarters of 2011. The increase is mainly due to gain on the sale of asset of $3.7 million, and the favorable impact of OPEB charges of $3.2 million, partially offset by unfavorable changes in currency exchange rates of $3.4 million and changes in all other income and expense items of $0.3 million.

We recorded expense of $5.7 million in impairments, restructuring charges, and other items in the first three quarters of 2011 compared to $49.4 million in the same period of 2010. In the first three quarters of 2011, these expenses included $5.6 million related to severance associated with a reduction in force at our Brazilian ($2.1 million), North American ($0.1 million), French ($0.2 million), Indian ($0.1 million) and Corporate ($3.1 million) locations; and an increase of $0.1 million for costs related to the environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility. For a more detailed discussion of these charges, refer to Note 11 of the Notes to the Consolidated Financial Statements in Item 1 of this report.

Interest income and other income, net was $1.9 million in the first three quarters of 2011 compared to $0.9 million in the first three quarters of 2010.

For the first three quarters of 2011, we recorded a tax benefit of $1.3 million from continuing operations. This tax benefit is comprised of $0.2 million in foreign tax benefit and a U.S. federal tax benefit of $1.1 million. The $4.7 million income tax benefit from continuing operations for the first three quarters of 2010 is comprised of a tax expense of $0.2 million in foreign jurisdictions and a benefit of $4.9 million in U.S. federal taxes.

Net loss from continuing operations for the nine months ended September 30, 2011 was $38.1 million, or $2.06 per share, as compared to $53.0 million, or $2.87 per share, in the same period of 2010. The change was primarily the result of volume decreases and lower restructuring charges in the current year, and other factors as discussed above.

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

A substantial portion of our operating income is generated by foreign operations. In those circumstances, we are dependent on the earnings and cash flows of and the combination of dividends, distributions and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. While there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions, we focus on a global treasury strategy to allow us to transfer cash around the world in a cost efficient manner. We have implemented a portion of our strategy in 2010 and will continue to review and implement it in 2011.

Cash Flow

In the first three quarters of 2011, cash used in operations amounted to $17.6 million as compared to $41.9 million of cash used in operations in the first three quarters of 2010. Significant elements of the cash used in operations during 2011 includes an increase in working capital items, cash used in our net loss, net of non-cash items for the first three quarters, partially offset by the receipt of recoverable non-income taxes.

With respect to working capital, inventory levels, increased slightly primarily due to currency effects and our lower than expected sales volumes, which resulted in an increase of inventory days on hand by six days compared to December 31, 2010, together resulting in a use of cash of $2.5 million for the nine months ended September 30, 2011.

Decreased accounts receivable was a source of cash of $11.1 million during the first three quarters of 2011 primarily as a result of lower sales over the fourth quarter of the prior year, improvement in days’ sales outstanding of three days when compared to December 31, 2010 and increased factoring of our receivables.

Payables and accrued expenses decreased by $34.9 million, mainly as a result of decreased purchases of inventories, and a decrease in payable days outstanding of fourteen days compared to December 31, 2010. This reduction in days outstanding is mainly a result of a conscious effort to pay down our payables in our Brazilian and European locations to reduce interest charges.

Recoverable non-income taxes provided cash of $26.8 million primarily due to refunds of outstanding Brazilian non-income taxes. The cash was used, in part, to pay down payables and short term debt.

Cash used in investing activities was $5.0 million in the first three quarters of 2011 as compared to cash used in investing activities of $6.7 million for the same period of 2010. The 2011 use of cash in investing activities is primarily related to capital expenditures of $11.3 million, partially offset by proceeds from the sale of assets of $4.0 million, and a net decrease of restricted cash of $2.3 million. The decrease of restricted cash is mainly due to a release of $5.6 million related to letters of credits, and $1.9 million of formerly restricted cash that became available to fund our 401(k) matching contributions, partially offset by an increase of $5.2 million in cash collateral on hedges. The increase in cash collateral on hedges is the result of decreases in spot prices below our hedged prices, which required us to post cash collateral with our hedge counterparties.

Cash provided by financing activities was $2.2 million in the first three quarters of 2011 compared to $30.7 million provided by financing activities for the same period of 2010. The increase in borrowings in the first three quarters of 2011 is mainly due to financing our net losses, partially offset by our cash management strategy to increase our usage of accounts receivable discounting programs from December 31, 2010 levels.

Liquidity Sources

Credit Facilities and Cash on Hand

In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, when available, we use bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our working capital requirements. On April 21, 2011, we entered into an agreement with PNC Bank pursuant to which PNC Bank provides senior secured revolving credit financing up to an aggregate of $45.0 million to us, including up to $10.0 million in letters of credit. The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level. As of September 30, 2011, we had $10.1 million of borrowings outstanding under this facility. A quarterly covenant is based on our average undrawn borrowing availability and was such that the covenant didn’t apply. At September 30, 2011, we had outstanding letters of credit of $3.4 million and the capacity for borrowings under the borrowing base formula of $13.2 million under this facility after giving effect to our fixed charge average ratio covenant. For a more detailed description of this facility, see Note 8 to the Consolidated Financial Statements in Item 1 of this report. We also use these cash resources to fund capital expenditures, and when necessary, to address operating losses.

As of September 30, 2011, our cash and cash equivalents on hand was $44.8 million. Our borrowings under current credit facilities totaled $63.0 million at September 30, 2011, with an uncommitted additional borrowing capacity of $58.9 million. For a more detailed discussion of our credit facilities, refer to Note 8 to the Consolidated Financial Statements in Item 1 of this report. Any cash we hold that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with PNC Bank. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.

Cash inflows related to taxes

We expect to receive refunds of outstanding refundable Brazilian non-income taxes. Due to the recent volatility in the exchange rate between the U.S. Dollar and the Brazilian Real, the actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Based on the historical payment patterns and indication of the Brazilian tax authorities, and based on the U.S. Dollar to Brazilian Real exchange rate as of September 30, 2011, we expect to recover approximately $32.6 million of the $48.3 million outstanding refundable taxes in Brazil in the next twelve months. The

Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.

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

Accounts Receivable Sales

Our Brazilian and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both without and with limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $47.4 million and $34.8 million at September 30, 2011 and December 31, 2010, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $15.5 million and $19.4 million as of September 30, 2011 and December 31, 2010, respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $45.1 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. We utilize these facilities, when available for seasonal and other working capital needs.

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

As of September 30, 2011, we had $44.8 million of cash and cash equivalents, and $63.0 million in debt, of which $7.2 million was long-term in nature. The short-term debt primarily consists of uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. Accordingly, we believe our cash on hand and availability under our borrowing facilities is sufficient to meet our debt service requirements. We do not expect any material differences from cash availability and cash outflows previously described in our Annual Report on from 10-K for the year ended December 31, 2010, except as described above.

OFF-BALANCE SHEET ARRANGEMENTS

We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, discounted receivables sold with limited recourse were $15.5 million at September 30, 2011 and $19.4 million at December 31, 2010.

CONTRACTUAL OBLIGATIONS

As of September 30, 2011, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Contractual Obligations”.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

There have been no significant changes to our critical accounting estimates during the first three quarters of 2011.

OUTLOOK

Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 and in conjunction with the “Outlook” section in our Annual Report on Form 10-K for the year ended December 31, 2010.

We expect to see continued demand volatility as a result of uncertainties in current events around the world coupled with the effect of high inflation in the emerging markets. The high inflation is beginning to impact some emerging markets, especially in India. We have lowered our previous estimates of our 2011 sales based on our actual year to date results. We currently expect that net sales for the full year 2011 could decrease up to 10 percent from 2010 levels. The potential deterioration is based on 2010 sales, our existing pipeline of orders, our internal projections about the market and related economic conditions, price increases to our customers, currency impact as well as our continued efforts in sales, marketing and the re-engineering of our products. We cannot currently project whether market conditions will improve on a sustained or significant basis and if the economic conditions in our key markets are worse than expected; this could have an adverse impact on our current outlook.

The prices of key commodities, including copper and steel, have remained volatile. We expect the full year average cost of our purchased materials in 2011, including the impact of our hedging activities, to exceed that of 2010, depending on commodity cost levels and the level of our hedging over the course of the year. We expect the changes in commodity costs, after giving consideration to our contracts to have an unfavorable impact totaling approximately $24.0 million when compared to full year 2010. We expect to continue our approach of attempting to mitigate the effect of short term swings through the appropriate use of hedging instruments, price increases, and modified pricing structures.

The Brazilian Real, the Euro and the Indian Rupee continue to be volatile against the U.S. Dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2011. See “Executive Summary-Currency”. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our contracts and including the impact of balance sheet remeasurement, to have an unfavorable impact totaling approximately $4.0 million to $6.0 million in 2011 when compared to 2010.

After giving recognition to the factors discussed above, we expect that the full year 2011 operating profit could improve from 2010. Our primary offsets are expected to include lower expected impairments, restructuring charges and other items in 2011, price increases and continued focus on cost reductions.

We also expect that our operating cash flow could be sufficient to maintain current cash balances and fund ongoing business requirements if we are successful at achieving the improved operating profit discussed above and Brazilian authorities do not significantly change their pattern of payments or past practices for the expected outstanding refundable Brazilian non-income taxes.

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

Credit Risk – Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. There have been no material changes in these market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2010, in Part II, Item 7A under the caption “Credit Risk.”

A portion of accounts receivable of our Brazilian and Indian subsidiaries are sold with limited recourse at a discount. Our Brazilian operations also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $47.4 million and $34.8 million, at September 30, 2011 and December 31, 2010, respectively. The weighted average discount rate was 11.2% and 10.0% for the three and nine months ended September 30, 2011 and 7.3% and 7.2% in the same periods in 2010. Discounted receivables sold with limited recourse comprised $15.5 million and $19.4 million of this amount at September 30, 2011 and December 31, 2010, respectively. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.

Interest Rate Risk – We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Based on our debt and invested cash balances at September 30, 2011, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments.

Commodity Price Risk – Our exposure to commodity cost risk is related primarily to the price of copper and steel and to a lesser degree aluminum, as these are major components of our product cost.

We use commodity futures and options contracts to provide us with greater flexibility in managing the substantial volatility in copper pricing. Our policy allows management to contract commodity futures for a limited percentage of projected raw materials requirements up to 18 months in advance. At September 30, 2011 and December 31, 2010, we held a total notional value of $45.2 million and $34.7 million, respectively, in commodity futures contracts. These futures are designated as cash flow hedges against the price of copper, steel, and aluminum, and are accounted for as hedges on our balance sheet.

As of September 30, 2011, we have been proactive in addressing the volatility of copper prices, including executing options and futures contracts to cover approximately 62.9% of our anticipated copper requirements for 2011, and we cover approximately 34.6% of our projected copper usage in 2012. While the use of futures can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of copper used in production of our products from prices at September 30, 2011 would adversely affect our annual operating profit by $6.5 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of copper used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $4.0 million.

The rapid increase in steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however we have been successful at securing a few steel futures contracts in the U.S. to help mitigate this risk. These futures are designed as cash flow hedges against the price of steel, and are accounted for as hedges on our balance sheet. These futures contacts cover approximately 1.5% of our anticipated steel requirements in 2011; however the steel market is not considered a liquid market and is not available outside the U.S. These futures contracts have similar benefits and risks to us as the copper futures described above. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of steel used in production of our products from prices at September 30, 2011 would adversely affect our annual operating profit by $11.5 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of steel used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $0.2 million.

Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2011. Similar to copper and steel, but to a much lesser degree, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts that cover 46.6% of our projected usage in 2011. As of September 30, 2011, we cover approximately 46.3% of our projected usage of aluminum in 2012. These futures are designed as cash flow hedges against the price of aluminum, and are accounted for as hedges on our balance sheet. These futures contracts have similar benefits and risks to us as the copper futures described above. Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price of aluminum used in production of our products from prices at September 30, 2011 would adversely affect our annual operating profit by $0.5 million. Conversely, based on our current level of commodity futures contracts, a decrease in the price of aluminum used in production of our products of 10% would result in losses under these contracts that would adversely impact our operating results by $0.2 million.

Foreign Currency Exchange Risk – We are exposed to significant exchange rate risk since the majority of our revenues, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies and, for purposes of financial reporting, the results are translated into U.S. Dollars based on currency exchange rates prevailing during or at the end of the reporting period. We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. This risk applies to all our foreign locations since a large percentage of their receivables and payables are transacted in a currency other than their local currency, mainly U.S. Dollars. In those cases, when the receivable is ultimately paid in less valuable dollars, the foreign location realizes less net revenue in its local currency, which can adversely impact its margins. The periodic re-measurement of these receivables and payables are recognized in the consolidated statements of operations. As the U.S. Dollar strengthens, our reported net revenues, operating profit (loss) and assets are reduced because the local currency will translate into fewer U.S. Dollars, and during times of a weakening U.S. Dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. Dollars. Translation of our Statement of Operations into U.S. Dollars affects the comparability of revenue, expenses, operating income (loss), and earnings (loss) per share between years. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. Dollar against major currencies could materially affect our financial results.

We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian, European and Indian export sales, some of which are denominated in U.S. Dollars. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the Dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. From January 1 to September 30, 2011, the Brazilian Real weakened against the U.S. Dollar by 11.3%, the Indian Rupee weakened by 9.3%, and the Euro strengthened by 0.1%.

At September 30, 2011 and December 31, 2010, we held foreign currency forward contracts with a total notional value of $147.3 million and $109.6 million, respectively. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Brazilian Real, the Euro, or the Indian Rupee against the U.S. Dollar would negatively impact our operating profit on an annual basis as indicated in the table below:

(Dollars In Millions)	10% Strengthening against U.S. Dollar September 30, 2011
Real	$(5.1)
Euro	(8.1)
Rupee	(0.7)

Total	$(13.9)

However, based on our current foreign currency forward contracts, a 10% weakening in the value of the Real, the Euro or the Rupee would result in losses under such foreign currency forward contracts that would adversely impact our operating results as indicated in the table below:

(Dollars In Millions)	10% Weakening against U.S. Dollar September 30, 2011
Real	$(1.1)
Euro	(0.8)
Rupee	—

Total	$(1.9)

Item 4. Controls and Procedures.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011 and any change in our internal control over financial reporting that occurred during our third quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with such evaluation described above that occurred during our third quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations On The Effectiveness Of Controls And Procedures

Management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.

In addition, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with policies and procedures included in such controls may deteriorate.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of our legal proceedings, see “Litigation” in Note 15 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report, which is incorporated into this Part II, Item 1 by reference. These proceedings were also described in Part II, Item 1 (by incorporation by reference to Note 15 of the Notes to Consolidated Financial Statements in Part I, Item 1) of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Item 6. Exhibits

Exhibit Number	Description

10.1	Janice E. Stipp Offer Letter dated October 10, 2011, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated October 17, 2011 and filed October 18, 2011.

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY (Registrant)

Date: November 3, 2011	By	/s/ Janice E. Stipp
Janice E. Stipp
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Janice E. Stipp Offer Letter dated October 10, 2011, incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated October 17, 2011 and filed October 18, 2011.

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Schema Document

101.CAL *	XBRL Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Labels Linkbase Document

101.PRE *	XBRL Presentation Document

*	Furnished with this Form 10-Q