Form 10-K
period 2011-12-31
TECUMSEH PRODUCTS CO
filed 2012-03-12
CIK 96831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No   ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, directors and executive officers of the Registrant and holders of more than 10% of our Class B Common Stock held an aggregate of 7,750 shares of the Registrant’s Class A Common Stock and 1,706,978 shares of its Class B Common Stock. The aggregate market value as of June 30, 2011 (based on the closing prices of $10.20 per Class A share and $9.93 per Class B share, as reported on the Nasdaq Stock Market on such date) of the 13,394,188 Class A shares and 3,370,768 Class B shares held by non-affiliates was $170,092,444.

Numbers of shares outstanding of each of the registrant’s classes of Common Stock at March 1, 2012:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the definitive proxy statement to be used in connection with the registrant’s 2012 Annual Meeting of Shareholders scheduled to be held on April 25, 2012 has been incorporated herein by reference in Part III hereof.

PART I

ITEM 1.	BUSINESS

General

Tecumseh Products Company is a Michigan corporation organized in 1934. Unless the context states otherwise, the terms “Company”, “we”, “us” and “our” refer to Tecumseh Products Company and its consolidated subsidiaries. We are a global manufacturer of hermetically sealed compressors for residential and specialty air conditioning, household refrigerators and freezers and commercial refrigeration applications.

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

Foreign Operations and Sales

We maintain manufacturing plants in the United States (“U.S.”), Brazil, France, and India as well as assembly plants in Canada, Mexico, Malaysia and a joint venture in China. In 2011, sales to customers outside the U.S. represented approximately 80% of total sales.

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

Our lines of compressors include reciprocating piston models ranging from 145 to 1,100 BTU/hour used in household refrigerators and freezers, reciprocating piston models ranging from 365 to 73,000 BTU/hour used for commercial refrigeration applications, such as ice makers, vending machines, food service equipment, display cases and refrigerated walk-in cold rooms, and rotary compressors ranging from approximately 5,000 to 32,000 BTU/hour used in stationary and mobile air conditioning applications. We also produce scroll compressors ranging from 7,400 to 44,000 BTU/hour that are designed specifically for demanding commercial refrigeration applications. Rotary and scroll compressors generally provide increased operating efficiency, lower equipment space requirements, and reduced sound levels when compared to reciprocating piston models. In addition, we produce variable speed compressors for a wide range of uses, including military, medical, telecommunications, aircraft, transportation and automotive applications. These compressors use a variety of refrigerants for different applications, including hydrocarbon refrigerants.

We also produce sub-assemblies and complete refrigeration systems that use our compressors as components. Such products include indoor and outdoor condensing units, multi-cell units, and complete refrigeration systems that use both single speed and variable speed AC/DC powered compressors. These products are sold to both OEMs and authorized wholesale distributors.

The new Mini compressor platform for use in household refrigerators and freezers and the Midi compressor platform for use in commercial refrigeration have been launched and commercial sales started in the fourth quarter to several customers. The full offering of these products to our remaining customers is taking longer than originally expected. Management has identified bottlenecks and plans to release all models by the end of the second quarter of 2012; however, actual sales will be dependent on our customer’s testing, which could result in delays in actual sales until the fourth quarter of 2012. We believe these new products improve the quality, sound, and performance of our products and lower their manufacturing cost with enhanced internal design and the use of lower cost materials, such as aluminum motor windings. We believe that these new products better position us by providing efficiency improvements required by customers as well as providing products designed for more environmentally-friendly hydrocarbon refrigerants.

Manufacturing and Assembly Operations

We manufacture our products in facilities located in the United States, Brazil, France and India. We also have assembly plants located in Canada, Mexico, Malaysia and a joint venture located in China. Our Brazilian compressor operations are the largest of our manufacturing sources. They include two manufacturing facilities producing our broadest product offerings, with an installed capacity of approximately 11.1 million compressors a year. Products that we produce in Brazil are sold throughout the world. The general strengthening of the Brazilian Real from 2003 to 2010, despite the volatility and overall weakening in 2011, has caused our compressor products to be more expensive, making us less competitive. Brazilian exports were approximately 26%, 35%, and 36% of Brazilian production in 2011, 2010, and 2009, respectively.

We produce compressor products in North America in our Mississippi manufacturing facility and assembly plants in Canada and Mexico. Installed capacity in Mississippi is approximately 3.0 million compressors a year. We also manufacture electric motors, a component of finished compressors, at our facility in Tennessee. In 2011, approximately 14% of the compressor products produced in our North American operations were exported to foreign countries.

We operate three manufacturing facilities in France, an assembly plant in Malaysia, and a joint venture in China. The facilities in France and Malaysia have an aggregate capacity of 3.7 million units a year. We also operate two manufacturing facilities in India with a current total capacity of 4.5 million units a year.

We produce a significant portion of our component needs internally; however we also make concentrated purchases, particularly of raw materials, from a few suppliers. The principle raw materials used in our manufacturing processes are steel and copper. In recent years, the volatility of commodity prices and related components has impacted us and the industry in general. We potentially mitigate the impact of higher commodity prices through a combination of price increases, commodity option contracts, and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and other types of derivative instruments as deemed necessary.

Our required raw materials and components are generally available in sufficient quantities from a variety of non-affiliated suppliers. To the extent possible, we concentrate purchases with one to two suppliers and develop long-term relationships with these vendors. By developing these relationships, we leverage our material needs to help in reducing costs.

Sales and Marketing

We market our compressor and condensing unit products under the following brand names; “Tecumseh,” “L’Unité Hermétique by Tecumseh,” “Masterflux by Tecumseh,” “Silensys by Tecumseh,” “Celseon” and “Vector.” We sell our products in 108 countries primarily through our own sales staff as well as independent sales representative and authorized wholesale distributors.

A substantial portion of our sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of compressor products for unitary central air conditioning systems and commercial refrigeration applications include substantial sales to both OEM and distributor customers.

The breakdown of sales by class of similar products for 2011, 2010 and 2009 is set forth in the table below:

	% of Total Sales Volume
	2011	2010	2009
Commercial Refrigeration	58%	57%	55%
Household Refrigerator and Freezer	21%	27%	30%
Residential and Specialty Air Conditioning	21%	16%	15%

Total	100%	100%	100%

We have over 1,500 customers for compressor and condensing units. The majority of our customers are for commercial refrigeration products, while our customer base for household refrigeration and freezer (“R&F”) applications is much more concentrated. In 2011, our largest customers, Electrolux and Whirlpool Corporation, both of whom were primarily R&F customers, accounted for 10.0% and 8.1%, respectively of consolidated net sales. Loss of either of these customers could have a material adverse effect on our results. Generally, we do not enter into long-term contracts with our customers. However, we do pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.

Competition

All of the compressor and condensing unit markets in which we operate are highly competitive. We compete with other compressor producers, including manufacturers of end products and other manufacturers that have internal compressor manufacturing operations. Most of these competitors manufacture their products outside the U.S in countries where customers are manufacturing products that use compressors and where manufacturing costs are lower, including Asia and Eastern Europe. Worldwide productive capacities exceed global demand, which has also put downward pressure on prices.

Participants compete on the basis of efficiency, price, sound level, refrigerant, delivery, reliability, availability and service, as well as compliance with various global environmental and safety standards and regulations. For most applications there are numerous competitors, some of which have larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. Products in these markets are relatively undifferentiated and competitors are introducing many new products, but before the introduction of our new Mini and Midi compressor platforms, our products were behind those of our competitors with respect to some of these competitive factors. The household refrigerator and freezer market is vertically integrated with many appliance producers manufacturing a substantial portion of their compressor needs. Due to the robustness of our compressors for specialty air conditioning applications, we are particularly well suited for specialized, niche markets located in parts of the Middle East and Asia. In the U.S. and Europe specialty air conditioning compressor markets, we compete primarily with two U.S. manufacturers: Copeland Corporation and Danfoss, Inc.

In Brazil, domestic compressor manufacturers have some protection from outside competition, including import duties for compressors delivering up to 18,000 BTU/hour of cooling capacity. This protection only pertains to components (e.g., compressors) and final products, not equipment. We believe that we and Whirlpool, S.A (selling compressors under the brand name “Embraco”) account for a majority of the compressors sold in Latin America for refrigeration and freezer applications. However, our market share in Brazil is slowly being reduced, as the strength of the Brazilian currency in recent years has made foreign imports relatively cheap despite the presence of duties. As a result, Asian manufacturers are beginning to capture additional share, including small shares of the market for compressors for refrigeration and freezer applications, and importation of the end products containing compressors, particularly in the room air conditioning market. In addition, our Latin American sales are concentrated and we believe that Embraco is capturing additional market share. In 2011, approximately 54% of the sales from our Brazilian facilities were made to its three largest customers, and the loss of any of these customers would have a significant impact on the results of operations of these facilities, and to a lesser extent, on our consolidated results as a whole.

In East Asia and the Middle East, domestic compressor manufacturers also have some protection from outside competition, including import duties. We have manufacturing facilities in India, where our sales in this region are concentrated. We compete in this market primarily for compressors used in air conditioning and household refrigerator applications. This region has not yet fully developed a cold chain with temperature-controlled storage and distribution facilities. Our Indian sales are concentrated because there are fewer end product manufacturers in India. In 2011, approximately 47% of the sales from our Indian facilities into East Asian and Middle Eastern markets were made to its three largest customers, and the loss of any of these customers would have a significant impact on the results of operations of our Indian facilities, and to a lesser extent, on our consolidated results as a whole.

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

In the last few years, there has been an even greater political and consumer movement toward the use of hydrocarbons (“HCs”) and CO2 as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of the atmosphere) and the use of fluorine (which contributes to the “green-house” effect). The most common HC refrigerants are isobutane (R600a) and propane (R290). HCs are flammable compounds and are not approved for use as acceptable refrigerants by the U.S. Government. As part of the U.S. Environmental Protection Agency’s Significant New Alternatives Policy (SNAP), HC refrigerants have been recently approved in household refrigerator and freezers and self-contained commercial refrigeration applications. The new EPA rule limits the charge size of isobutene to a maximum of 57 grams (2 ounces) for household refrigerator and freezers applications; and not to exceed a charge of 150 grams (5.3 ounces) of propane for self-contained commercial refrigeration applications. Tecumseh builds compressors in Europe, Brazil and India utilizing isobutane for sale into European, Latin American and Indian markets. We are also supplying U.S. customers for export markets and some U.S. trials of HC applications are currently underway. It is not presently possible to estimate the level of expenditures that will be required to meet future industry requirements or the effect on our earnings or competitive position. Nonetheless, we expect that our product development process will address these changes in a timely manner.

The U.S. National Appliance Energy Conservation Act of 1987 (the “NAECA”) requires specified energy efficiency ratings on room air conditioners and household refrigerators and freezers. The European, Brazilian and Indian, as well as most of the other world markets’ manufacturing communities have issued energy efficiency directives that specify the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. We have ongoing projects aimed at improving the efficiency levels of our compressor products and have products available to meet known energy efficiency requirements as determined by our customers.

Geographic Location Information

The results of operations and other financial information by geographic location for each of the years ended December 31, 2011, 2010, and 2009 appear in Note 17 “Business Segments – Geographic Information” of the Notes to Consolidated Financial Statements which is in Part II, Item 8, of this report, “Financial Statements and Supplementary Data,” and that information is incorporated by reference into this Item 1.

Backlog and Seasonal Variations

Most of our production is against short-term purchase orders and order backlog is not significant.

Compressor products are subject to some seasonal variation among individual product lines. In particular, sales for compressor products are higher in the first and second quarters for customer needs prior to the commencement of warmer weather in the northern hemisphere, for both residential air conditioning products and commercial refrigeration applications. This seasonal effect is somewhat, though not completely, offset by sales volumes in the southern hemisphere. Depending on relative performance among the groups, and external factors such as foreign currency changes and global weather, trends can vary. In the past three years, consolidated sales in the aggregate have not exhibited any pronounced seasonal trend.

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

Research and Development

The ability to successfully bring new products to market in a timely manner has rapidly become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations, including those related to refrigerant requirements as discussed above. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines. In 2009, we began shifting our research personnel from high cost countries to low cost countries which has resulted in higher productivity of Dollars spent. We spent approximately $19.8 million, $18.6 million, and $17.7 million during 2011, 2010, and 2009, respectively, on research activities relating to the development of new products and the development of improvements to existing products.

Employees

On January 31, 2012, we employed approximately 6,120 full-time equivalent employees and an additional 1,230 temporary employees and contractors worldwide, 90% of whom were employed in foreign locations. While none of our U.S. employees were represented by labor unions, the majority of foreign location personnel are represented by national trade unions. Over the course of the past few years, we have focused on reducing our permanent global workforce and aligning our temporary workforce as part of our overall efforts to restructure the business and improve our overall cost structure. We believe we generally have a good relationship with our employees.

Available Information

We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. These documents may be accessed free of charge through the Investor Relations section of our website at the following address: http://www.tecumseh.com. These documents are provided as soon as reasonably practicable after filing with, or furnishing to, the SEC, although not generally on the same day. These documents may also be found at the SEC website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K are descriptions of material risks and uncertainties that could cause our actual business results to differ materially from those described in any forward-looking statements contained in this Report. These risk factors should be considered in addition to our cautionary statements concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business, which involve a number of risks and uncertainties. Our separate section in Item 7 below, “Cautionary Statements Relating To Forward Looking Statements,” should be considered in addition to the following statements.

Current and future global or regional economic conditions could have an adverse effect on our sales volumes, liquidity and profitability.

Our sales volumes, liquidity and profitability depend significantly on worldwide economic conditions. The global recession precipitated by the financial crisis, had a detrimental effect on our sales volumes over the last several years, and a related detrimental effect on our liquidity and profitability. A number of factors, including, but not limited to, gross domestic product, availability of consumer credit, interest rates, consumer confidence, debt levels, retail trends, housing starts, inventory levels, commodity costs and foreign currency exchange rates, generally affect demand for our products. Uncertainty about global economic conditions poses a risk as consumers postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, and reduced purchases by customers of our products because of uncertainty regarding purchases of their products by consumers and others. In the event of financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. This could have a number of effects on our business, including the inability of end customers to obtain credit to finance purchases of products containing our products, and failure of derivative counterparties and other financial institutions. A decline in economic activity and conditions, or continued volatility in global economic conditions in the U.S., Brazil, Europe, Asia and the other markets in which we operate could adversely affect our financial condition and results of operations, including our sales volumes, liquidity and profitability.

Regional economic conditions can also have an adverse effect on our sales volumes, with a resulting adverse impact on our liquidity and profitability. For example, lower commodities costs in China during 2011 coupled with a generally strengthening and volatility of the Brazilian Real over the past several years (although it weakened overall in 2011) have allowed manufacturers located in China to charge less for their products and gain market share in India and Brazil, despite trade barriers in those countries. The general strengthening and volatility of the Brazilian Real over the past several years (although it weakened overall in 2011) generally makes our exported products more expensive than those of our competitors that do not manufacture in Brazil. The U.S. market for R&F products is already saturated, and the Brazilian market is expected to become saturated in less than four years. All of these conditions could adversely affect our financial condition and results of operations, including our sales volumes, liquidity and profitability.

The loss of, or substantial decline in sales to, any of our key customers, including Electrolux or Whirlpool, could adversely affect our sales volumes, profitability and liquidity.

In 2011, our largest customers, Electrolux and Whirlpool Corporation, both of whom were R&F customers, accounted for 10.0% and 8.1%, respectively of consolidated net sales. Loss of either of these customers, or substantial declines in sales to either of them, could have an adverse effect on our sales volumes and our resulting profitability and liquidity. In 2011, one of the reasons for our decline in sales of compressors used in R&F applications was due to a customer shifting its production to manufacture more of its products internally. Generally, we do not enter into long-term contracts with our customers, making it easier for the customer to change volume among suppliers. Larger customers may also seek to use their position to improve their performance by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their requirements, our sales volume and related profitability and liquidity could be negatively affected. Additionally, the loss of market share or financial difficulties, including bankruptcy, by these large customers could have a material adverse effect on our liquidity, financial position and results of operations.

We might not maintain our current level of liquidity.

Our cash position has become increasingly important in light of constrained capital markets and the current economic environment and was accumulated largely due to non-recurring divestitures and pension plan reversions. However, we may not be able to maintain our current levels of liquidity. We have incurred significant net losses and operating losses in each of the last three years and used significant cash in operations in 2010 and 2011, including $5.3 million used in 2011. Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly uncertainties related to future sales levels, global economic conditions, currency exchange effects and commodity pricing. We may not be able to generate cash from operations unless further restructuring activities are implemented and/or economic conditions improve. Such restructuring activities could include reducing our manufacturing capacity, selling assets or reducing the number of our employees. Additional restructuring actions could result in further restructuring, asset impairment charges, losses on asset sales and severance costs, and, accordingly, could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. While we believe that current cash balances, available borrowings under available credit facilities and cash inflows related to non-income tax refunds will produce adequate liquidity to implement our business strategy over at least the next twelve months, there can be no assurance that such improvements will ultimately be adequate if sales or economic conditions deteriorate. In addition, while our business dispositions in prior years have improved our liquidity, many of the sale agreements provide for certain retained liabilities, indemnities and/or purchase price adjustments including liabilities that relate to environmental issues and product warranties. See “Item 8 – Financial Statements and Supplementary Data – Note 16, “Commitments and Contingencies – Litigation” of Notes to Consolidated Financial Statements” for a description of a lawsuit by the buyer of our gas-powered engine subsidiary. Future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.

If we are unable to restructure to reduce our costs and increase productivity and quality and develop successful new products, our sales could be adversely affected and we might not become profitable.

If we do not effectively reduce costs, increase productivity and make quality improvements we might not become profitable. In addition, if we are unable to develop and successfully market competitive products our sales volumes could be adversely affected. Products in our markets are relatively undifferentiated and competitors are introducing many new products, but before the introduction of our Mini and Midi compressor platforms, our products were behind those of our competitors. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and on our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing markets. If we fail to do so, our financial condition and results of operations could be adversely affected.

We operate in highly competitive markets.

All of the compressor and condensing unit markets in which we operate are highly competitive. We compete on the basis of efficiency, price, sound level, refrigerant, delivery, reliability, availability and service, as well as compliance with various global environmental and safety standards and regulations. For most applications there are numerous competitors, some of which have larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. Products in our markets are relatively undifferentiated and competitors are introducing many new products, but before the introduction of our Mini and Midi compressor platforms, our products were behind those of our competitors with respect to some of these competitive factors. If our products do not meet or exceed the attributes of our competitor’s offerings, we could be at a disadvantage in the affected product lines. These and other factors might have a material adverse effect on our results of operations.

In particular, we operate in environments where worldwide productive capacities exceed global demand and customers and competitors are establishing new productive capacities in low cost countries. These trends have put downward pressure on prices and reduced our margins and in some cases have resulted in us losing market share. These trends may also result in the need for us to restructure our operations further by removing excess capacities, lowering our cost of purchased inputs and engaging in joint ventures with manufacturers in low cost countries in order to improve our overall cost structure, restore margins and improve our competitive position in our major markets. There is no guarantee that these initiatives, which could include plant closures, reductions in the number of our employees, asset sales and expanded operations in low cost countries, would improve our profitability in the future.

Our results of operations may be negatively impacted by litigation.

Our business exposes us to potential litigation, such as product liability suits that are inherent in the design, manufacture, and sale of our products. We are also potentially exposed to litigation related to prior sales of businesses, securities laws, antitrust laws or other types of business disputes. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation can be both time-consuming and disruptive to our operations and can cause significant expense and diversion of management attention. We estimate loss contingencies and establish reserves as required by U.S. generally accepted accounting principles (“U.S. GAAP”) based on our assessment of contingencies where liability is deemed probable and the amount is reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.

As we self-insure a portion of product liability claims, an unsuccessful defense of a product liability claim or series of successful claims against us could materially and adversely affect our product reputation and our financial condition, results of operations, and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company.

Given the inherent uncertainty of litigation, we cannot be certain that existing litigation or any future adverse legal developments will not have a material adverse impact on our financial condition, liquidity or results of operations. See “Item 8 – Financial Statements and Supplementary Data – Note 16, “Commitments and Contingencies – Litigation” of Notes to Consolidated Financial Statements” for a description of our legal matters.

We are subject to, and could be further subject to, governmental investigations and actions by other third parties relating to antitrust laws that could have an adverse effect on our results of operations, liquidity and financial condition.

We are one of several companies involved in investigations by government regulators in various jurisdictions into possible anti-competitive practices in the compressor industry. While we have entered into conditional amnesty agreements under which we do not expect to be subject to criminal prosecution with respect to the investigations, we are not exempt from civil litigation. We have been named as a defendant in numerous related class action lawsuits in various jurisdictions, which lawsuits seek damages in connection with the pricing of compressors; additional lawsuits may be filed. The impact of these and other investigations and lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations.

Price volatility for commodities we purchase could have an adverse effect on our cash flow or results of operations.

One of the most significant cost and cash flow impacts on our business is the price of raw materials, such as steel, copper and aluminum. The prices of these commodities have remained extremely volatile over the past few years and due to competitive markets, we are typically not able to quickly recover product cost increases through price increases or other cost savings. While we have been proactive in addressing volatility of these costs by using derivatives to hedge price risk associated with forecasted purchases of certain raw materials, our hedged price could result in our paying higher or lower prices for commodities as compared to the market prices for those commodities when purchased and will not protect us against longer term price increases. Decreases in spot prices below our hedged prices can put us at a competitive disadvantage compared to less hedged competitors and can also require us to post cash collateral with our hedge counterparties, which could impact our liquidity and cash flows. At December 31, 2011, we were required to post $5.6 million of cash collateral on our hedges. In addition, increases in steel prices have a particularly negative impact as there is currently no well-established global market for hedging against increases in the cost of steel. These hedging activities might not be successful to manage our costs. Continued volatility of commodities or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Commodities” and “—Outlook” and “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk” for a description of raw material price volatility and a description of our hedging activity.

Our international operations subject us to risks associated with foreign currency fluctuations.

We are exposed to significant exchange rate risk because the majority of our revenues, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies and, for purposes of financial reporting, the results are translated into U.S. Dollars based on currency exchange rates prevailing during or at the end of the reporting period. During times of a strengthening U.S. Dollar, our reported net revenues and net income (loss) and assets are reduced because the local currency will translate into fewer U.S. Dollars, and during times of a weakening U.S. Dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. Dollars. During periods of local economic crises, non-U.S. currencies may be devalued significantly against the U.S. Dollar, thereby reducing our reported revenues, income (loss) and assets. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. Dollar against major currencies could materially affect our financial results.

We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. Since our primary risk stems from sales transacted at foreign locations that have the resulting receivable denominated in U.S. Dollars, this risk affects our business adversely when the Real, Euro or Rupee strengthens against the Dollar, which has generally been the case for the last several years (other than 2011) for the Real. In those cases, when the receivable is ultimately paid in less valuable U.S. Dollars, the foreign location realizes less net revenue in its local currency, which can adversely impact its margins. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. While the use of currency hedging instruments may provide us with short-term protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Currency Exchange” and “—Outlook” and “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Risk” for a description of foreign currency volatility and a description of our hedging activity.

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

Our international operations subject us to risks associated with changes in local government regulations.

Our international sales and operations, including our purchases of raw materials from international suppliers, are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment, and governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. The ability to manage these risks could be difficult and may limit our operations and make the manufacture and sale of our products internationally more difficult, which could negatively affect our business and results of operations. See “Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Liquidity” and “Liquidity Sources – Cash inflows related to taxes” for a description of our outstanding refundable non-income taxes in Brazil.

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

Our manufacturing operations are subject to increasingly stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. These regulations can vary widely across the countries in which we do business. While we believe that we are in compliance in all material respects with these environmental laws and regulations, we could still be adversely impacted by costs, liabilities or claims with respect to existing, previously divested, or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination and the amount of such liability could be material. See “Item 8 – Financial Statements and Supplementary Data – Note 16 “Commitments and Contingencies – Environmental” of Notes to Consolidated Financial Statements” for a description of our environmental matters.

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

As of December 31, 2011, we employed approximately 6,100 full-time equivalent employees and an additional 800 temporary employees and contractors worldwide. The majority of people we employ on a full time and temporary basis are in foreign locations and approximately 6,250 are represented by national trade unions. While we do not believe that we will be impacted by work stoppages and other labor matters, future issues with our labor unions might not be resolved favorably and we might encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at their plants where our products are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in the United States of America in Ann Arbor, Michigan, approximately 40 miles west of Detroit. At December 31, 2011 we had 24 properties in the United States, Canada, Mexico, France, Brazil, India, Malaysia and China occupying approximately 5.1 million square feet (0.3 million idled) with the majority, approximately 3.8 million square feet, devoted to manufacturing and assembly. Sixteen facilities with approximately 3.7 million square feet were located in seven countries outside the United States. Manufacturing and assembly facility utilization varies during the year depending on the production cycle. All owned and leased properties are adequate and suitable, well maintained and equipped for the purposes for which they are used. Management believes our manufacturing facilities have excess capacity around the world and is considering reducing excess capacity which could result in a significant change in our manufacturing footprint. The schedule below outlines our significant facilities by location, ownership and function as of December 31, 2011.

Location	Square Feet	Ownership	Use
United States:
Verona, Mississippi (Tupelo Division)	530,000	Leased	Manufacturing
Verona, Mississippi (Tupelo Warehouse 1)	135,200	Leased	Distribution
Verona, Mississippi (Tupelo Warehouse 2)	100,000	Leased	Distribution
Paris, Tennessee	190,000	Owned	Manufacturing
Emerson Building, Tecumseh, Michigan	26,343	Owned	Storage
Grafton, Wisconsin	343,484	Owned	Idle
Ann Arbor, Michigan Corporate Office	32,400	Leased	Office
Ann Arbor, Michigan Building	49,500	Owned	Technical Center
Brazil:
Sao Carlos, Brazil Plant 1	431,905	Owned	Manufacturing
Sao Carlos, Brazil Plant 2	1,001,249	Owned	Manufacturing
France:
Cessieu, France	316,925	Owned	Manufacturing
Barentin, France	312,363	Owned	Manufacturing
La Mure, France	114,379	Owned	Manufacturing
La Verpilliere, France	341,415	Owned	Technical Center
Vaulx Milieu, France	240,078	Leased	Office and Distribution
Canada:
London, Ontario, Canada	8,282	Leased	Office
Aylmer, Ontario, Canada	77,700	Owned	Assembly
India:
Hyderabad, India	374,802	Owned	Manufacturing
Ballabgarh, India	310,000	Owned	Manufacturing
Mexico:
Monterrey, Mexico	50,000	Leased	Assembly
China:
Guangzhou	753	Leased	Office
Shanghai	985	Leased	Office
Song Jiang Joint Venture	72,000	Leased	Assembly
Malaysia:
Port Klang, Malaysia	53,792	Leased	Assembly

ITEM 3.	LEGAL PROCEEDINGS

See “Note 16 – Commitments and Contingencies – Litigation” of the Notes to Financial Statements (Part II, Item 8 of this

Form 10-K) for information regarding legal proceedings in which we are involved, which is incorporated into this Item 3 by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A and Class B common stock trade on The Nasdaq Stock Market LLC under the symbols TECUA and TECUB, respectively. Total shareholders of record as of March 1, 2012 were approximately 235 for Class A Common Stock and 241 for Class B common stock. As of March 1, 2012, the closing price per share of our Class A Common Stock was $4.79 and the closing price per share of our Class B Common Stock was $4.61. We do not currently expect to pay dividends. See “Item 8 – Financial Statements and Supplementary Data – Note 8 “Debt” of Notes to Consolidated Financial Statements” for a description of restrictions in our credit facility limiting our ability to pay dividends. As of the date of this report, we have no equity securities authorized for issuance under compensation plans. We did not repurchase any of our equity securities during the fourth quarter of 2011.

Market Price and Dividend Information

Range of Common Stock Prices and Dividends for 2011

	Sales Price				Cash Dividends Declared
	Class A		Class B
Quarter Ended	High	Low	High	Low
March 31	$13.66	$8.44	$14.20	$8.11	$—
June 30	10.55	9.11	10.28	9.12	—
September 30	11.00	6.75	10.82	6.88	—
December 31	7.94	4.01	7.50	4.30	—

Range of Common Stock Prices and Dividends for 2010

	Sales Price				Cash Dividends Declared
	Class A		Class B
Quarter Ended	High	Low	High	Low
March 31	$14.00	$10.43	$13.16	$10.31	$—
June 30	15.55	10.88	14.30	10.82	—
September 30	14.21	10.47	13.05	10.10	—
December 31	14.06	11.26	14.20	11.10	—

Stock Performance Graph

The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Tecumseh common stock, S&P 500 Index, and the S&P Composite Industry Index for the five year period from December 31, 2006 through December 31, 2011.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	2006	2007	2008	2009	2010	2011
Tecumseh Products Company	100	118.67	57.53	69.88	78.61	26.81
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P Composite Industry Index	100	110.39	69.14	101.48	132.29	100.43

*	Class B stock used in calculation of returns.
**	S&P Composite Industry Index comprises the S&P Household Appliances Index (50%), the S&P Industrial Machinery Index (25%) and the S&P Electrical Components and Equipment Index (25%).

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of certain of our financial information. The Consolidated Statements of Operations for 2007 and 2008 have been restated to reflect the reclassification of the Electrical Components Group (with the exception of the Paris, Tennessee operations), the Engine & Power Train Group, MP Pumps, and Manufacturing Data Systems, Inc. as discontinued operations.

(In millions, except share and per share data)	Years Ended December 31,
	2011	2010(a)	2009(a)	2008(a)(b)	2007(a)(b)
Net sales	$864.4	$933.8	$735.9	$996.4	$1,136.1
Cost of sales	826.5	849.5	687.6	897.3	1,008.9

Gross Profit	37.9	84.3	48.3	99.1	127.2
Selling and administrative expenses	108.1	114.1	125.2	129.6	131.8
Other income (expense), net	14.7	14.3	7.4	6.0	14.9
Impairments, restructuring charges, and other items	8.5	50.3	24.4	43.8	7.4

Operating (loss) income	(64.0)	(65.8)	(93.9)	(68.3)	2.9
Interest expense	(10.5)	(10.6)	(10.8)	(24.4)	(22.3)
Interest income and other, net	2.3	1.2	2.3	9.7	6.2

Loss from continuing operations before taxes	(72.2)	(75.2)	(102.4)	(83.0)	(13.2)
Tax benefit	0.9	16.6	10.6	5.0	8.2

Loss from continuing operations	(71.3)	(58.6)	(91.8)	(78.0)	(5.0)
(Loss) income from discontinued operations, net of tax	(1.9)	1.8	(1.6)	27.5	(173.1)

Net loss	($73.2)	($56.8)	($93.4)	($50.5)	($178.1)

Basic and diluted loss per share (c):
Loss from continuing operations	($3.86)	($3.17)	($4.97)	($4.22)	($0.27)
(Loss) income from discontinued operations, net of tax	(0.10)	0.10	(0.09)	1.49	(9.37)

Net loss per share	($3.96)	($3.07)	($5.06)	($2.73)	($9.64)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480	18,480

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00	$0.00

Cash and cash equivalents	$49.6	$65.9	$90.7	$113.1	$77.0
Working capital	107.4	185.2	149.8	164.0	145.1
Property, plant and equipment, net	189.4	234.9	259.7	253.7	362.6
Total assets	563.7	761.8	767.1	798.5	1,193.3
Long-term debt	4.8	13.2	8.0	0.4	3.3
Stockholders’ equity	285.9	434.9	463.4	477.4	742.6
Capital expenditures	17.7	9.2	7.9	8.0	4.2
Depreciation and amortization	40.5	40.4	45.2	42.5	55.5

(a)	Certain reclassifications have been made to prior results to conform to classifications used at December 31, 2011. These classifications have no impact on net income.
(b)

Adjusted from amounts reported in prior periods to reclassify our Paris, Tennessee operations from discontinued operations to continuing operations to conform to current year consolidated statements of operations presentation. The reclassification has the effect on income (loss) from continuing operations, net of tax, of $1.9 million, and $1.0 million, for the years ended December 31, 2008, and 2007, respectively.

(c)

In 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, at $6.05 per share, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant is not included in diluted earnings per share, as the effect would be antidilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

Cautionary Statements Relating To Forward-Looking Statements

The following information should be read in connection with the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8 of this report.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act that are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of us. Forward-looking statements can be identified by the use of terms such as “expects,” “should,” “may,” “believes,” “anticipates,” “will,” and other future tense and forward-looking terminology, or by the fact that they appear under the caption “Outlook.” Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity sources and requirements, our business strategies and goals, and the effect of laws, rules, regulations, new accounting pronouncements and outstanding litigation, on our business, operating results, and financial condition.

Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) current and future global or regional economic conditions, including housing starts, and the condition of credit markets, which may magnify other risk factors; ii) loss of, or substantial decline in sales to, any of our key customers; iii) our ability to maintain adequate liquidity in total and within each foreign operation; iv) our ability to restructure or reduce our costs and increase productivity and quality and develop successful new products in a timely manner; v) actions of competitors in highly competitive markets with intense competition; vi) the ultimate cost of defending and resolving legal and environmental matters, including any liabilities resulting from the regulatory antitrust investigations commenced by the United States Department of Justice Antitrust Division, the Secretariat of Economic Law of the Ministry of Justice of Brazil or the European Commission, any of which could preclude commercialization of products or adversely affect profitability and/or civil litigation related to such investigations; vii) availability and volatility in the cost of materials, particularly commodities, including steel and copper, whose cost can be subject to significant variation; viii) financial market changes, including fluctuations in foreign currency exchange rates and interest rates; ix) significant supply interruptions or cost increases; x) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xii) local governmental, environmental, trade and energy regulations; xiii) increased or unexpected warranty claims; xiv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xv) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations and personnel or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xvi) the success of our ongoing effort to bring costs in line with projected production levels and product mix; xvii) weather conditions affecting demand for replacement products; xviii) the effect of terrorist activity and armed conflict. See “Risk Factors” in Item 1A of this report. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

In addition to the relative competitiveness of our products, our business is significantly influenced by several specific economic factors: the strength of the overall global economy, which can have a significant impact on our sales; our product costs, especially the price of copper and steel; and the relative value against the U.S. Dollar of those foreign currencies of countries where we operate.

Economy

Our sales depend significantly on worldwide economic conditions and the demand for the products in which our products are used. Global economic weakness and uncertainty, including the ongoing challenges in the United States and the debt crisis in certain countries in the European Union, are part of the reason for lower sales, decreased earnings and difficulty in managing inventory levels in 2011. Sales decreased in 2011 due to lower volumes and unfavorable changes in mix, partially offset by favorable currency impacts and price increases. Exclusive of the effects of currency translation, sales in 2011 were approximately 10.4% lower than in 2010. In our household refrigeration and freezer application markets, we believe that our volume declines are a result of price increases we implemented to offset higher commodity costs and the weakening U.S. Dollar and intensified competition from Asian supply sources.

Commodities

Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities.

The average market costs for the types of copper and steel used in our products increased 16.9% and 23.6%, respectively in 2011 as compared to 2010. After consideration of our hedge positions, our average cost of copper in 2011 was 37.6% higher in our results of operations when compared to 2010, primarily due to higher commodity prices in the market and higher priced hedges under our 2011 hedging agreements. Such extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced futures contracts.

The rapid increase in steel prices has a particularly negative impact on our product costs, as there is currently no well-established global market for hedging against increases in the price of steel. Although we have been successful in securing a few contracts to help mitigate the risk of the rising steel market, this market is not very liquid and only available against our U.S. purchases of steel.

Based upon the introduction of the new Mini and Midi platforms, we expect to use more aluminum in our motors in 2012. While aluminum is currently not as volatile as copper and steel, we have proactively executed some futures contracts and options for aluminum to help mitigate the risk of rising aluminum prices.

Due to competitive markets for our finished products, we are typically not able to quickly recover product cost increases through price increases or other cost savings. We have been proactive in addressing the volatility of these costs, including executing futures contracts and options, as of December 31, 2011 to cover approximately 41.0%, 0.1% and 48.9% of our anticipated copper, steel and aluminum, respectively, usage in 2012. However; continued volatility of these costs would nonetheless have an adverse effect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.

While the use of futures can mitigate the risks of price increases associated with these commodities by “locking in” prices at a specific level, they also reduce the benefits of price decreases associated with these commodities. In addition, declines in the prices of the underlying commodities can result in downward pressure in selling prices, particularly if competitors have lesser future purchase positions, thus causing a contraction of our margins.

We expect to continue our approach of mitigating the effect of short-term swings through the appropriate use of hedging instruments, price increases and modified pricing structures with our customers, where available, to allow us to recover our costs in the event that the prices of commodities continue to be volatile in a manner similar to what we experienced in 2011. For a discussion of the risks to our business associated with commodity price risk fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk” in Part II, Item 7A of this report.

Currency Exchange

The compressor industry, and our business in particular, are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During 2011 and 2010, approximately 80% and 82%, respectively, of our compressor sales activity took place outside the United States, primarily in Brazil, Europe, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, including the Brazilian Real, the Euro and the Indian Rupee. Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor of our compressor business faces similar exposure to the Brazilian Real. Other competitors, particularly those with operations in countries where the currency has been substantially pegged to the U.S. Dollar, currently enjoy a cost advantage over our compressor operations. Our Brazilian manufacturing and sales presence is significant and changes in the Brazilian Real have been especially adverse to our results of operations when compared to prior periods, except in the second half of 2011. The Brazilian Real experienced significant volatility against the U.S. Dollar during 2011. During the first half of 2011, the Brazilian Real strengthened against the U.S.

Dollar by 6.3%, which was followed by a 20.0% weakening during the second half of 2011, showing significant swings from month to month. Overall, the Brazilian Real weakened against the U.S. Dollar by 12.6% in 2011 compared to 2010. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Risk” in Part II, Item 7A of this report.

Liquidity

Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly uncertainties related to future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed above. In 2011, we used $5.3 million of cash flow in operations, which included $41.7 million of cash provided by net receipts of refundable non-income taxes and significant decreases in receivables, payables and inventories.

We have received cash inflows from non-operating activities and expect to receive further cash inflows from recoverable non-income taxes through the end of 2012. We have received and expect to receive refunds of outstanding Brazilian non-income taxes. We received approximately $37.2 million of outstanding refundable Brazilian non-income taxes in 2011. Due to the recent volatility in the exchange rate between the U.S. Dollar and the Brazilian Real, the actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. As of December 31, 2011, $23.3 million of the outstanding refundable Brazilian non-income tax was included in current assets and $12.5 million was included in non-current assets. An additional $15.0 million of our refundable non-income taxes is being held in a court appointed cash account until resolution of an unrelated social security tax matter, and is reflected as “Deposits” on our balance sheet. The timing of resolution of this tax dispute is uncertain and might take several years to resolve.

Based on historical payment patterns, indications of the Brazilian tax authorities and the cash deposit described above, and based on the U.S. Dollar to Real exchange rate as of December 31, 2011, we expect to recover approximately $23.3 million of the $35.8 million outstanding refundable taxes in Brazil in 2012. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.

We realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. As a result, we further reduced our workforce in the second and fourth quarters of 2011 to reduce salary, wages and employee benefits on an annual basis by approximately $15.5 million and incurred a charge of $4.1 million associated with this restructuring plan. The realized savings in 2011 are consistent with our initial estimates. Additional restructuring actions may be necessary and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, further reductions in our workforce, sale of assets, and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances and the cash proceeds from the sale of assets. If such restructuring activities are undertaken, there is a risk that the costs of the restructuring and cash required will exceed the benefits received from such activities.

On April 21, 2011, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement, PNC agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. The facility expires on April 21, 2015 and bears interest at either LIBOR or an alternative base rate, plus a margin that varies with borrowing availability. At December 31, 2011, our borrowings under this facility totaled $10.2 million, and we have an additional $6.1 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.5 million in outstanding letters of credit. As of December 30, 2011, we entered into Amendment 1 to Revolving Credit and Security Agreement with PNC to amend certain non-financial covenants. With the amendment, we were in compliance with all covenants and terms of the agreement at December 31, 2011.

We also continue to maintain various credit facilities in most other jurisdictions in which we operate. While we believe that current cash balances and, when available, borrowings under available credit facilities and cash inflows related to non-income tax refunds will produce adequate liquidity to implement our business strategy over the foreseeable future, there can be no assurance that such amounts will ultimately be adequate if sales or economic conditions deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until cash production from normal operations improves.

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

For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Cautionary Statements Relating To Forward Looking Statements” above, “Results of Operations” below, and “Risk Factors” in Item 1A.

RESULTS OF OPERATIONS

A summary of our operating results as a percentage of net sales is shown below (Dollars in millions):

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Year Ended December 31, ( in millions)	2011	%	2010*	%
Net sales	$864.4	100.0%	$933.8	100.0%
Cost of sales	826.5	95.6%	849.5	90.9%

Gross Profit	37.9	4.4%	84.3	9.1%
Selling and administrative expenses	108.1	12.5%	114.1	12.2%
Other income (expense), net	14.7	1.7%	14.3	1.5%
Impairments, restructuring charges, and other items	8.5	1.0%	50.3	5.4%

Operating loss	(64.0)	(7.4%)	(65.8)	(7.0%)
Interest expense	(10.5)	(1.2%)	(10.6)	(1.1%)
Interest income and other, net	2.3	0.3%	1.2	0.1%

Loss from continuing operations before taxes	(72.2)	(8.3%)	(75.2)	(8.0%)
Tax benefit	0.9	0.1%	16.6	1.8%

Net loss from continuing operations	(71.3)	(8.2%)	($58.6)	(6.2%)

*	Certain reclassifications have been made to prior results to conform to classifications used at December 31, 2011. These classifications have no impact on net income.

Net sales in the year ended December 31, 2011 decreased $69.4 million, or 7.4%, compared with the same period of 2010. Excluding the increase in sales due to the effect of changes in foreign currency translation of $27.8 million, net sales decreased by 10.4% from 2010, with volume and mix decreases partially offset by price increases.

Sales of compressors used in commercial refrigeration and aftermarket applications represented 58% of our total sales and decreased by 5.4% to $502.4 million in 2011 compared to 2010. This decrease was primarily driven by lower volumes and unfavorable changes in sales mix of $57.4 million, partially offset by favorable changes in currency exchange rates of $15.1 million and price increases of $13.6 million. The volume/sales mix decrease is mainly attributable to customers reducing their inventory levels based upon their current forecasted demands as market conditions softened.

Sales of compressors for air conditioning applications and all other applications represented 21% of our total sales and increased by 19.1% to $179.5 million in 2011, when compared to 2010. This increase is primarily due to volume and mix increases of $19.0 million, price increases of $4.2 million and $5.6 million of favorable currency exchange rate changes. Volume increases are primarily in our Latin America market where we continue to see positive growth, although it slowed in the fourth quarter, particularly in residential air-conditioning market over the same period in the prior year.

Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 21% of our total sales and decreased by 27.6% to $182.5 million in 2011, when compared to 2010. This decrease is primarily due to volume and mix decreases of $78.0 million, partially offset by $7.1 million due to favorable changes in currency exchange rates and price increases of $1.4 million. We continue to see intensified competition from Asian supply sources in this market and we believe that our volume declines are a result of the price increases we implemented to offset higher commodity costs and the weakening U.S. Dollar. In addition, a customer in this market shifted its production to manufacture more of its products internally.

The new Mini compressor platform for use in household refrigerators and freezers and the Midi compressor platform for use in commercial refrigeration have been launched and commercial sales started in the fourth quarter to several customers. The full offering of these products to our remaining customers is taking longer than originally expected. Management has identified bottlenecks and plans to release all models by the end of the second quarter of 2012; however actual sales will be dependent on our customer’s testing, which could result in delays in actual sales until the fourth quarter of 2012. We believe these new products improve the quality, sound, and performance of our products and lower their manufacturing cost with enhanced internal design and the use of lower cost materials, such as aluminum motor windings. We believe that these new products better position us by providing efficiency improvements required by customers as well as providing products designed for more environmentally-friendly hydrocarbon refrigerants.

Gross profit decreased by $46.4 million from $84.3 million, or 9.1% of net sales, in 2010 to $37.9 million, or 4.4% of net sales in 2011. The decrease in gross profit in 2011 was primarily attributable to unfavorable changes in commodity costs of $26.0 million, unfavorable changes in volume and sales mix of $23.4 million, unfavorable changes in productivity of $17.3 million which is mainly a result of unfavorable absorption of fixed overhead costs due to lower volume and excess capacity, unfavorable currency exchange effects of $0.9 million, and unfavorable changes in other material cost of $1.4 million. These decreases were partially offset by a favorable effect of price increases of $19.2 million, and favorable changes in all other expenses of $3.4 million. Fourth quarter 2011 gross profit was negative, primarily due to unfavorable absorption of fixed overhead costs due to even lower volume and excess capacity and to the other reasons described above.

Selling and administrative (“S&A”) expenses decreased by $6.0 million from $114.1 million in 2010 to $108.1 million in 2011. As a percentage of net sales, S&A expenses were 12.5% in 2011 compared to 12.2% in 2010, primarily as a result of reduced sales volume. Payroll, benefits and other related employee expenses decreased by $8.3 million as a result of our continued restructuring efforts. All other selling and administrative expenses decreased in the aggregate by $0.5 million. These decreases were partially offset by an increase in professional fees of $2.8 million.

Other income (expense), net increased by $0.4 million from $14.3 million in 2010 to $14.7 million in 2011. The increase is mainly due to gain on the sale of asset of $3.7 million, favorable impact of lower other post-employment benefit charges of $4.7 million, partially offset by unfavorable changes in currency exchange rates of $5.3 million and unfavorable changes in all other income and expense items of $2.7 million.

We recorded expense of $8.5 million in impairments, restructuring charges, and other items in 2011 compared to $50.3 million in 2010. In 2011, these expenses included $8.0 million related to severance associated with a reduction in force at our Brazilian ($4.1 million), North American ($0.1 million), French ($0.2 million), Indian ($0.1 million) and Corporate ($3.5 million) locations; $0.1 million for additional estimated environmental costs associated with the remediation activities at our former Tecumseh, Michigan facility; and $0.4 million for an impairment of asset. For a more detailed discussion of these charges, refer to Note 12, “Impairments, Restructuring Charges and Other Items” of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Interest expense was $10.5 million in 2011 compared to $10.6 million in 2010. Included in 2010 was amortization of $0.6 million for deferred financing costs that were originally incurred in connection with our previous credit agreement and that were expensed upon termination of that credit agreement in the second quarter of 2010. The weighted average interest rate on debt at December 31, 2011 was 7.9% compared to 7.4% at December 31, 2010 on higher average debt balances during 2011. The weighted average interest rate of discounted accounts receivable increased to 9.5% in 2011 from 8.7% in 2010 on lower balances being discounted.

Interest income and other, net was $2.3 million in 2011 compared to $1.2 million in 2010, primarily as a result of the Brazilian judicial deposit held in an interest bearing account.

For 2011, we recorded a tax benefit of $0.9 million from continuing operations. This tax benefit is comprised of $0.2 million in foreign tax expense, $0.1 million in state and local tax expense, more than offset by a tax benefit of $1.2 million in U.S. federal tax. The $16.6 million in tax benefit recorded against continuing operations for 2010 represented a tax benefit of $16.3 million for U.S. federal taxes, a tax benefit of $0.4 million for foreign taxes, and a tax expense of $0.1 million for U.S. state taxes.

Net loss from continuing operations for the year ended December 31, 2011 was $71.3 million, or $3.86 per share, as compared to a loss of $58.6 million, or $3.17 per share for the year ended December 31, 2010. The change was primarily the result of volume declines and lower restructuring charges in the current year and other factors discussed above.

A summary of our operating results as a percentage of net sales is shown below (Dollars in millions):

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Year Ended December 31, ( in millions)	2010*	%	2009*	%
Net sales	$933.8	100.0%	$735.9	100.0%
Cost of sales	849.5	90.9%	687.6	93.4%

Gross Profit	84.3	9.1%	48.3	6.6%
Selling and administrative expenses	114.1	12.2%	125.2	17.0%
Other income (expense), net	14.3	1.5%	7.4	1.0%
Impairments, restructuring charges, and other items	50.3	5.4%	24.4	3.3%

Operating loss	(65.8)	(7.0%)	(93.9)	(12.7%)
Interest expense	(10.6)	(1.1%)	(10.8)	(1.5%)
Interest income and other, net	1.2	0.1%	2.3	0.3%

Loss from continuing operations before taxes	(75.2)	(8.0%)	(102.4)	(13.9%)
Tax benefit	16.6	1.8%	10.6	1.4%

Net loss from continuing operations	($58.6)	(6.2%)	($91.8)	(12.5%)

*	Certain reclassifications have been made to prior results to conform to classifications used at December 31, 2011. These classifications have no impact on net income.

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

Gross profit increased by $36.0 million from $48.3 million, or 6.6% of net sales, in 2009 to $84.3 million, or 9.1% of net sales, in 2010. The increase in gross profit in 2010 included the effect of volume and sales mix increases of $58.9 million, respectively, as compared to the same period of 2009, including the effect of higher sales on fixed costs. Changes in productivity of $2.5 million and other raw material purchases of $7.9 million had favorable impacts on gross profit as compared to the same period of 2009. In contrast, changes in commodity costs of $11.4 million and currency of $6.6 million had unfavorable impacts on gross profit as compared to the same period of 2009. In addition, a favorable legal opinion that resulted in $8.4 million of additional recoverable non-income tax refunds from Brazilian operation and a $2.3 million favorable change in estimate for warranty claims in 2009 results did not recur in 2010. These favorable items were offset by the one-time cumulative catch up depreciation expense adjustment of $3.5 million recorded in 2009 as a result of reclassification of our Paris, Tennessee facility from a discontinued operation to continuing operation. We also recorded lower pension and OPEB credits of $8.1 million.

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

Other income (expense), net increased by $6.9 million from $7.4 million in 2009 to $14.3 million in 2010. The increase is mainly due to favorable changes in currency exchange rates of $4.5 million and favorable changes in all other income and expense items of $3.4 million, partially offset by a favorable litigation settlement of $1.0 million in 2009 results that did not recur in 2010.

We recorded expense of $50.3 million in impairments, restructuring charges, and other items in 2010 compared to $24.4 million in 2009. In 2010, these expenses included $40.3 million in expenses related to the reversion of our hourly pension plan, primarily settlement losses, increased benefits costs and excise tax on the proceeds from the reversion, $7.3 million in expenses related to settlement of a portion of our antitrust litigation, $1.2 million for additional estimated environmental costs associated with remediation activities at our former Tecumseh, Michigan facility, $2.5 million related to severance associated with the reduction in force at our Brazilian ($0.7 million), Indian ($0.1 million) and Corporate ($1.7 million) locations, and a $0.4 million impairment of an investment, partially offset by a $1.0 million gain from our previous salaried pension plan that was terminated in 2008 and a $0.4 million curtailment gain. For a more detailed discussion of these charges, refer to Note 12, “Impairments, Restructuring Charges and Other Items” and Note 16, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements in Item 8 of this report.

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

Interest income and other, net was $1.2 million in 2010 compared to $2.3 million in 2009, primarily reflecting lower interest rates and lower average levels of cash and short-term investments held in 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, borrowings under available credit facilities when available and cash inflows related to non-income taxes. In addition, we believe that factoring our receivables is an alternative way of freeing up working capital and providing sufficient cash to pay off debt that may mature within a year.

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

Cash Flow

2011 vs. 2010

Cash used in operations amounted to $5.3 million in 2011, as compared to $46.0 million of cash used in operations in 2010. The 2011 cash flows from operations included our net loss of $73.2 million, a non-operating-activities-cash gain on disposal of property and equipment of $2.5 million, and a non-cash gain on an adjustment for employee retirement benefits of $6.9 million, partially offset by non-cash impacts of depreciation of $40.5 million, decreased deferred income taxes of $0.1 million, and a reversal of share based compensation of $1.6 million.

With respect to working capital, reduced inventory levels provided $6.5 million of cash primarily due to our efforts to match inventory on hand with the decrease in sales volumes due to the weakened global economic conditions. Despite our efforts to decrease inventory levels, inventory days on hand increased by nineteen days to ninety days at December 31, 2011, primarily due to lower than expected sales.

Decreased accounts receivable provided cash of $34.9 million during the year primarily as a result of a decrease in sales in the fourth quarter of 2011 compared to the fourth quarter of 2010. We also decreased our days sales outstanding by seven days to fifty-four days at December 31, 2011.

Payables and accrued expenses used $43.7 million of cash mainly as a result of a decrease in inventory purchases and payable days outstanding decreasing by eleven days to sixty-three days at December 31, 2011.

Recoverable non-income taxes provided cash of $41.7 million primarily due to refunds received for non-income taxes in foreign jurisdictions, mainly Brazil.

Employee retirement benefits were a use of cash of $0.5 million due to contributions relating to our retiree pension plans.

Cash used in investing activities was $9.1 million in 2011 as compared to cash used in investing activities of $9.0 million in 2010. The 2011 use of cash in investing activities includes $17.7 million of capital expenditures. This use of cash was partially offset by a decrease in restricted cash funds of $5.2 million that were released from our former bank and related to letters of credit and $2.5 million of restricted cash that became available to fund our defined contribution retirement plan, partially offset by additional required deposits of $3.9 million related to our hedging activities. We also received $4.8 million of proceeds from the sale of assets, primarily excess land in India.

Cash provided by financing activities was $0.6 million in 2011 compared to $31.5 million provided by financing activities in 2010. Borrowings under our new U.S. facility increased $10.2 million in 2011. This increase was partially offset by reduced foreign borrowings in 2011 compared to 2010, mainly due to decreased cash requirements to finance our working capital needs due to the refunds of non-income taxes from foreign jurisdictions received in 2011.

2010 vs. 2009

Cash used in operations amounted to $46.0 million in 2010, as compared to $1.6 million of cash provided by operations in 2009. A significant element of the change in cash in 2010 was the net proceeds of $43.6 million (after payment of excise tax) realized from the reversion of our hourly pension plan, offset by a significant use of cash for increased working capital. Another use of cash was our net loss of $56.8 million less the non-cash impacts of the settlement charges of the hourly pension plan reversion of $29.4 million, and depreciation of $39.3 million. Other non-cash items included a write off of debt issuance costs of $1.1 million, investment impairment of $0.4 million, loss on disposal of property and equipment of $0.6 million and share-based compensation of $1.5 million, plus a deferred tax benefit of $15.8 million, and the curtailment of our post-retirement benefits of $7.0 million.

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

Increased accounts receivable required a use of cash of $47.8 million during the year primarily as a result of an increase in sales in the fourth quarter of 2010 compared to the fourth quarter of 2009. In addition, the increase is due in part to our cash management strategy of reducing our accounts receivable discounting programs in our Brazilian operations (thereby increasing the amount of accounts receivable reported on our consolidated balance sheet) and instead using government sponsored credit lines, which have a lower interest rate. This shift from discounting to short term borrowing increased our days sales outstanding by twelve days to sixty-one days at December 31, 2010.

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

Liquidity Sources

Credit Facilities and Cash on Hand

In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, when available, we use bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our working capital requirements. On April 21, 2011, we entered into an agreement with PNC Bank pursuant to which PNC Bank provides senior secured revolving credit financing up to an aggregate of $45.0 million to us, including up to $10.0 million in letters of credit. The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level. As of December 30, 2011, we entered into Amendment 1 to Revolving Credit and Security Agreement with PNC to amend certain non-financial covenants. With the amendment, we were in compliance with all covenants and terms of the agreement as of December 31, 2011.

As of December 31, 2011, we had $10.2 million of borrowings outstanding under this facility. A quarterly covenant is based on our average undrawn borrowing availability and was such that the covenant didn’t apply. At December 31, 2011, we had outstanding letters of credit of $3.5 million and the capacity for borrowings under the borrowing base formula of $6.1 million under this facility after giving effect to our fixed charge coverage ratio covenant. For a more detailed description of this facility, see Note 8, “Debt”, of the Notes to Consolidated Financial Statements in Item 8 of this report. We also use these cash resources to fund capital expenditures, and when necessary, to address operating losses. For the year ended December 31, 2011 and 2010, our average outstanding debt balance was $65.7 and $50.0 million, respectively. The weighted average interest rate was 7.9% and 7.4% for the year ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, our cash and cash equivalents on hand was $49.6 million. Our borrowings under current credit facilities totaled $59.9 million at December 31, 2011, with an uncommitted additional borrowing capacity of $28.9 million; in January 2012 we terminated two facilities in Europe with $3.4 million of availability at December 31, 2011 and replaced them with factoring arrangements. For a more detailed discussion of our credit facilities, refer to Note 8, “Debt”, of the Notes to Consolidated Financial Statements in Item 8 of this report. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with PNC Bank. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.

Cash inflows related to taxes

We expect to receive refunds of outstanding refundable Brazilian non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Based on the historical payment patterns and indications of the Brazilian tax authorities, and based on the U.S. Dollar to Brazilian Real exchange rate as of December 31, 2011, we expect to recover approximately $23.3 million of the $35.8 million outstanding refundable taxes in Brazil in the next twelve months. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.

Accounts Receivable Sales

Our Brazilian and Indian subsidiaries periodically factor their accounts receivable with financial institutions. Such receivables are factored both with and without limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $38.1 million and $34.8 million at December 31, 2011 and 2010, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $10.1 million and $17.2 million as of December 31, 2011 and 2010, respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $33.6 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. In early 2012, we entered into a factoring program in Europe, which will replace several of our existing uncommitted credit facilities and allows us to obtain cash more quickly for our receivables. We utilize these facilities, when available for seasonal and other working capital needs.

Adequacy of Liquidity Sources

In the near term, and in particular over the next twelve months, we expect that our liquidity sources described above will be sufficient to meet our liquidity requirements, including debt service, capital expenditure and working capital requirements, and, when needed, cash to fund operating losses and any additional restructuring activities we may implement. However, in the same period, we anticipate challenges with respect to our ability to generate positive cash flows from operations, most significantly due to challenges driven by possible volume declines, as well as currency exchange and commodity pricing factors discussed above.

In addition, our business exposes us to potential litigation, such as product liability suits or other suits related to anti-competitive practices, past business sales, securities law or other types of business disputes. These claims can be expensive to defend and an unfavorable outcome from any such litigation could adversely affect our cash flows and liquidity.

As of December 31, 2011, we had $49.6 million of cash and cash equivalents, and $59.9 million in debt, of which $4.8 million was long-term in nature. The short-term debt primarily consists of committed and uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. We believe our cash on hand and availability under our borrowing facilities is sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows.

We expect capital expenditures will average $20.0 million to $25.0 million annually, although the timing of expenditures may result in higher investment in some years and lower amounts in others. For 2012, we plan to invest approximately $22.0 million as we continue to re-engineer our products to be more efficient. These 2012 expenditures may be adjusted based on achieving expected results described in the “Outlook” section.

We realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. As a result, we further reduced our workforce in the second and fourth quarters of 2011 to reduce salary, wages and employee benefits on an annual basis by approximately $15.5 million and incurred a charge of $4.1 million associated with this restructuring plan. The realized savings in 2011 are consistent with our initial estimates. Additional restructuring actions may be necessary and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, reductions in our workforce, sales of assets, and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances and the cash proceeds from the sale of assets. If such restructuring activities are undertaken, there is a risk that the costs of the restructuring and cash required will exceed the benefits received from such activities.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not have any off-balance-sheet financing. We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $10.1 million and $17.2 million at December 31, 2011 and 2010, respectively. We maintain a reserve for anticipated losses against these sold receivables, and losses have not historically resulted in the recording of a liability greater than the reserved amount.

CONTRACTUAL OBLIGATIONS

Our payments by period as of December 31, 2011 for our contractual obligations are as follows:

Payments due by Period

(in millions)	Total	2012	2013/2014	2015/2016	After 2016
Debt Obligations	$59.9	$55.1	$4.8	$—	$—
Purchase Obligations	$13.7	$13.7	$—	$—	$—
Operating leases (1)	$13.4	$2.5	$4.2	$3.4	$3.3
Other Long-Term Liabilities (2)	$54.7	$—	$—	$—	$—

(1)	Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance.
(2)	Includes deferred income taxes, other postretirement benefit liabilities, product warranty and self-insured risks, pension liabilities and other.

As of December 31, 2011, we also had $3.5 million in outstanding letters of credit issued in the normal course of business, as required by some vendor contracts. In addition to the above contractual obligations, we have unrecognized tax benefits for uncertain tax positions reported on returns that are currently being examined by the tax authorities. We expect that the tax authorities will complete their review of these positions during calendar year 2012, therefore; the amount of the unrecognized tax benefit could be reduced by $5.5 million within the next 12 months.

CRITICAL ACCOUNTING ESTIMATES

In preparing our consolidated financial statements in accordance with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates.

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

Share-based Compensation

We record share-based payment awards exchanged for employee services at fair value on the date of grant, with fair value re-measured quarterly, and expenses the awards in the consolidated statement of operations over the requisite employee service period, which is generally the vesting period. Our plan authorizes two types of incentive awards, both of which are based upon the value of our class A shares: stock appreciation rights “SARs” and phantom stock units. Both types of awards are settled in cash. Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the vesting period on a straight-line basis. We determine the fair value of SAR awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of the SARs, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our common stock and that of an index of companies in our industry group. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon our history of not having issued a dividend since the second quarter of 2005 and management’s current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value. The fair value of the phantom shares is determined based on the closing stock price on our Class A common stock on the initial grant date value, updated based on the closing price of our Class A shares as of the last day of each quarterly period. For further discussion of this share-based compensation plan, see Note 11, “Share-based Compensation Arrangements,” of the Notes to the Consolidated Financial Statements in Item 8 of this report.

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

Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws or the resolution of current or any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

Impairment of Long-Lived Assets

It is our policy to review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. At December 31, 2011 and 2010, other than those assets for which impairment charges had been taken, we do not believe there was a material amount of assets that had associated undiscounted projected cash flows that were materially less than their carrying values. If there are in the future, we will disclose that fact and the carrying amount of the assets at risk of impairment. Additional restructuring actions taken will be based upon our assessment of ongoing economic activity and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results.

Such events could include a loss of a significant customer or market share, the decision to relocate production to other locations or the decision to cease production of specific models of products.

We recognize losses related to the impairment of long-lived assets when the estimated future undiscounted cash flows are less than the asset’s carrying value or when the assets become permanently idle. Assumptions and estimates used in the evaluation of impairment are consistent with our business plan, including current and future economic trends, the effects of new technologies and foreign currency movements, and are subject to a high degree of judgment and complexity. All of these variables ultimately affect management’s estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates, or our inability to achieve our business plan, may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.

Accrued and Contingent Liabilities

We have established reserves for environmental, warranty and legal contingencies in accordance with generally accepted accounting principles in the U.S. We also have liabilities with regard to certain indemnification claims and litigation related to divested operations, which could be material. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that we are properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While management believes that the current level of reserves is appropriate, changes in the future could impact these determinations. Historically, reserves for accrued and contingent liabilities typically have not differed materially from actual results; however, unanticipated events such as the discovery of new facts could result in material changes to our reserves in future periods.

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

We develop our demographics and use the work of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is based on investment yields available at year-end on corporate long-term bonds rated AA by Moody’s. The expected return on plan assets reflects asset allocations and investment strategy. The inflation rate for compensation levels reflects our actual historical experience. The inflation rate for health care costs is based on an evaluation of external market conditions and our actual experience in relation to those market trends. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and a 0.5% decrease in the rate of return on plan assets would increase 2011 expense by $0.5 million and $0.6 million, respectively.

See Note 5, “Pension and Other Postretirement Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 of this report for more information regarding costs and assumptions for post-employment benefits.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. This update is effective at the same time as ASU No. 2011-05. Therefore, this update is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU No. 2011-12 impacts presentation only and management believes it will have no material effect on our financial statements.

In June 2011, FASB issued ASU No. 2011-05, to amend Accounting Standards Codification “ASC 220”, “Presentation of Comprehensive Income”. This amendment will require companies to present the components of net income and other comprehensive income either in a single continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This amendment, which should be applied retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU No. 2011-05 impacts presentation only and management believes it will have no material effect on our financial statements.

In May 2011, FASB issued ASU No. 2011-04, to amend Accounting Standards Codification “ASC 820”, “Fair Value Measurement”. This amendment is intended to represent the converged guidance of U.S. GAAP and International Financial Reporting Standards “IFRS” on fair value measurements. This guidance clarifies the result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. This amendment is effective during interim and annual periods beginning after December 15, 2011. Management believes the adoption of this amendment will have no material effect on our financial statements.

OUTLOOK

Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report.

Sales declined in 2011 due to lower volumes and unfavorable changes in product mix, due in part to global economic weakness and uncertainty, partially offset by favorable foreign currency exchange rate effects and price increases. We expect to see continued demand volatility in the first half of 2012 as a result of uncertainties and current events around the world. For 2012, we currently expect net sales could increase in the range of 3 percent to 8 percent from 2011 levels, mainly in the second half of the year. The potential improvement is based on our existing orders from our customers, our internal projections about the market and related economic conditions, price increases to our customers, foreign currency exchange rate effects, as well as our continued efforts in sales, marketing, and the re-engineering of our products. We cannot currently project whether market conditions will improve on a sustained or significant basis and if the economic improvement in our key markets does not occur as expected, this could have an adverse impact on our current outlook.

Our costs of key commodities, including copper and steel, increased significantly in 2011 compared to 2010, despite copper prices declining during the fourth quarter of 2011. See “Executive Summary – Commodities”. The prices of these commodities have remained volatile. We expect the full year change in average cost of our purchased materials in 2012, including the impact of our hedging activities, to have minimal impact in 2012 when compared to 2011, depending on commodity cost levels and the level of our hedging over the course of the year. We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments, price increases, and modified pricing structures.

The outlook for 2012 is subject to many of the same variables that negatively impacted us in 2011 and in recent years, which have had significant impacts on our results of operations. The condition of the global economy, commodity costs, key currency rates and weather are all important to future performance, as is our ability to match our hedging activity with actual levels of transactions. The extent to which adverse trends in 2011 continue will ultimately determine our 2012 results. We can give no guarantees regarding what impact future exchange rates, commodity prices and other economic changes will have on our 2012 results. For a discussion of the sensitivity analysis associated with our key commodities and currency hedges see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this report.

The Brazilian Real, the Euro and the Indian Rupee continue to be volatile against the U.S. Dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2012. See “Executive Summary-Currency Exchange”. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our hedging contracts and including the impact of balance sheet remeasurement, to have minimal impact in 2012 when compared to 2011.

After giving recognition to the factors discussed above, we expect that the full year 2012 operating profit could improve compared to 2011 if we are successful at offsetting volatility in commodity costs and implementing initiatives for re-engineering our product line to reduce our costs, price increases, restructuring activities and other cost reductions.

We also expect that our operating cash flow could be sufficient to maintain current cash balances and fund ongoing business requirements if we are successful at achieving the improved operating profit discussed above and Brazilian authorities do not significantly change their pattern of payments or past practices for the expected outstanding refundable Brazilian non-income taxes.

Based on our assessment of ongoing economic activity, we realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. Additional restructuring actions may be necessary in 2012 and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, reductions in our workforce, sales of assets, and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances and the cash proceeds from the sale of assets. If such restructuring activities are undertaken, there is a risk that the costs of the restructuring and cash required will exceed the benefits received from such activities.

As we look to the first quarter of 2012, we expect our sales and resulting operating profit to be lower than the first quarter of 2011, reflecting the continuing slowdown in the industry.

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

Credit Risk – Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with PNC Bank. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.

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

A portion of accounts receivable of our Brazilian subsidiary is sold with limited recourse at a discount. Our Brazilian and Indian subsidiaries also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $38.1 million and $34.8 million, at December 31, 2011 and 2010, respectively, and the weighted average discount rate was 9.5% in 2011 and 8.7% in 2010. Discounted receivables sold with limited recourse comprised $10.1 million and $17.2 million of this amount at December 31, 2011 and December 31, 2010, respectively. We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold.

Interest Rate Risk – We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Our current borrowings by our foreign subsidiaries consist of variable and fixed rates that are based on either the London Interbank Offered Rate, European Offered Interbank Rate or the BNDES TJLP fixed rate. We also record interest expense associated with the accounts receivable discounting facilities described above. While changes in interest rates do not affect the fair value of our variable-interest rate debt or cash investments, they do affect future earnings and cash flows. Based on our debt and invested cash balances at December 31, 2011, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments. Based on our debt and invested cash balances at December 31, 2010, a 1% increase in interest rates would increase interest expense for the year by approximately $0.7 million due to higher debt balances and a 1% decrease in interest rates would have an immaterial effect on investments.

Commodity Price Risk – Our exposure to commodity cost risk is related primarily to the price of copper and steel and to a lesser degree aluminum, as these are major components of our product cost.

We use commodity futures and options contracts to provide us with greater flexibility in managing the substantial volatility in copper pricing. Our policy allows management to contract commodity futures for a limited percentage of projected raw materials requirements up to 18 months in advance. At December 31, 2011 and 2010, we held a total notional value of $39.3 million and $34.7 million, respectively, in commodity futures contracts. These futures are designated as cash flow hedges against the future prices of copper, steel, and aluminum, and are accounted for as hedges on our balance sheet. While the use of futures can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. As of December 31, 2011, we have been proactive in addressing the volatility of copper prices, including executing options and futures contracts to cover approximately 41.0% of our anticipated copper requirements for 2012.

The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however we have been successful at securing a few steel futures contracts in the U.S. to help mitigate this risk. These futures are designed as cash flow hedges against the future prices of steel, and are accounted for as hedges on our balance sheet. These futures contracts only cover approximately 0.1% of our anticipated steel requirements in the U.S. for 2012; due to the fact that the steel market is not considered a liquid market and is not available outside the U.S. These futures contracts have similar benefits and risks to us as the copper futures described above.

Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2012. Similar to copper and steel, but to a much lesser degree, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts that cover 48.9% of our projected usage in 2012. These futures are designated as cash flow hedges against the future prices of aluminum, and are accounted for as hedges on our balance sheet. These futures contracts have similar benefits and risks to us as the copper futures described above.

Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price, as of December 31, of copper, steel or aluminum used in production of our products would adversely affect our annual operating profit on an annual basis as indicated in the table below:

	10% increase in commodity prices
(in millions)	2011	2010
Copper (decrease primarily due to lower prices, partially offset by higher expected needs)	($7.0)	($10.2)
Steel	(10.6)	(10.6)
Aluminum	(0.7)	(0.6)

Total	($18.3)	($21.4)

Based on our current level of commodity futures contracts, a 10% decrease in the price of copper, steel or aluminum used in production of our products would have resulted in losses under these contracts that would adversely impact our annual operating results for 2011 and 2010 as indicated in the table below:

	10% decrease in commodity prices
(in millions)	2011	2010
Copper	($2.9)	($2.9)
Steel	—	(0.3)
Aluminum	(0.4)	(0.1)

Total	($3.3)	($3.3)

Foreign Currency Exchange Risk – We are exposed to significant exchange rate risk since the majority of all our revenue, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies and, for purposes of financial reporting, the results are translated into U.S. Dollars based on currency exchange rates prevailing during or at the end of the reporting period. We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. This risk applies to all of our foreign locations since a large percentage of their receivables and payables are transacted in a currency other than their local currency, mainly U.S. Dollars. In those cases, when the receivable is ultimately paid in less valuable Dollars, the foreign location realizes less net revenue in its local currency, which can adversely impact its margins. The periodic re-measurement of these receivables and payables are recognized in the consolidated statements of operations. As the U.S. Dollar strengthens, our reported net revenues, operating profit (loss) and assets are reduced because the local currency will translate into fewer U.S. Dollars, and during times of a weakening U.S. Dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. Dollars. Translation of our Statement of Operations into U.S. Dollars affects the comparability of revenue, expenses, operating income (loss), and earnings (loss) per share between years. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. Dollar against major currencies could materially affect our financial results.

We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian, European and Indian export sales, some of which are denominated in U.S. Dollars or Euros. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the U.S. Dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. From January 1 to December 31, 2011, the Brazilian Real weakened against the U.S. Dollar by 12.6%, the Indian Rupee weakened against the U.S. Dollar by 18.6%, and the Euro weakened against the U.S. Dollar by 3.2%.

At December 31, 2011 and 2010, we held foreign currency forward contracts with a total notional value of $131.5 million and $109.6 million, respectively. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Brazilian Real, the Euro, or the Indian Rupee against the U.S. Dollar would negatively impact our operating profit on an annual basis for 2011 and 2010 as indicated in the table below:

	10% Strengthening against U.S. $
(in millions)	2011	2010
Real	($6.2)	($2.6)
Euro	(5.5)	(1.5)
Rupee	(0.9)	(0.6)

Total	($12.6)	($4.7)

However, based on our current foreign currency forward contracts, a 10% weakening in the value of the Brazilian Real, the Euro or the Indian Rupee would result in losses under such foreign currency forward contracts that would adversely impact our operating results in 2011 and 2010 as indicated in the table below:

	10% Weakening against U.S. $
(in millions)	2011	2010
Real	($3.5)	($2.0)
Euro	(2.8)	(2.8)
Rupee	—	(2.1)

Total	($6.3)	($6.9)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Tecumseh Products Company

We have audited the accompanying consolidated balance sheets of Tecumseh Products Company (a Michigan Corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tecumseh Products Company and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 12, 2012

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except share and per share data)	2011	2010	2009
Net sales	$864.4	$933.8	$735.9
Cost of sales	826.5	849.5	687.6

Gross Profit	37.9	84.3	48.3
Selling and administrative expenses	108.1	114.1	125.2
Other income (expense), net	14.7	14.3	7.4
Impairments, restructuring charges, and other items	8.5	50.3	24.4

Operating loss	(64.0)	(65.8)	(93.9)
Interest expense	(10.5)	(10.6)	(10.8)
Interest income and other, net	2.3	1.2	2.3

Loss from continuing operations before taxes	(72.2)	(75.2)	(102.4)
Tax benefit	0.9	16.6	10.6

Loss from continuing operations	(71.3)	(58.6)	($91.8)
(Loss) income from discontinued operations, net of tax	(1.9)	1.8	(1.6)

Net loss	($73.2)	($56.8)	($93.4)

Basic and diluted loss per share (a):
Loss from continuing operations	($3.86)	($3.17)	($4.97)
(Loss) income from discontinued operations, net of tax	(0.10)	0.10	(0.09)

Net loss per share	($3.96)	($3.07)	($5.06)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480

Cash dividends declared per share	$0.00	$0.00	$0.00

(a)

On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, at $6.05 per share, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant, which expires in 2012, is not included in diluted earnings per share information, as the effect would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data)	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$49.6	$65.9
Restricted cash and cash equivalents	10.8	14.6
Accounts receivable, trade, less allowance for doubtful accounts of $1.1 million in 2011 and $1.2 million in 2010	85.1	127.8
Inventories	135.9	151.5
Deferred and recoverable income taxes	1.4	1.7
Recoverable non-income taxes	28.8	60.0
Fair value of hedge	0.2	12.5
Other current assets	13.9	13.7

Total current assets	325.7	447.7

Property, plant, and equipment, net	189.4	234.9
Prepaid pension expense	—	9.5
Deferred income taxes	0.1	3.5
Recoverable non-income taxes	15.7	47.4
Deposits	21.3	6.1
Other assets	11.5	12.7

Total assets	$563.7	$761.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$97.2	$143.7
Short-term borrowings	55.1	52.2
Accrued liabilities:
Employee compensation	20.2	30.7
Product warranty and self-insured risks	8.4	12.0
Payroll taxes	12.0	11.3
Fair value of hedge	16.6	—
Other	8.8	12.6

Total current liabilities	218.3	262.5

Long-term debt	4.8	13.2
Deferred income taxes	—	3.7
Other postretirement benefit liabilities	7.3	11.0
Product warranty and self-insured risks	3.5	3.8
Pension liabilities	35.1	25.9
Other	8.8	6.8

Total liabilities	277.8	326.9

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2011 and 2010	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2011 and 2010	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	281.0	354.2
Accumulated other comprehensive (loss) income	(24.6)	51.2

Total stockholders’ equity	285.9	434.9

Total liabilities and stockholders’ equity	$563.7	$761.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2011	2010	2009
Cash Flows from Operating Activities:
Net loss	($73.2)	($56.8)	($93.4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	40.5	39.3	44.8
Amortization of debt-issuance costs	—	1.1	0.4
Impairment of long-lived assets and goodwill	—	—	1.2
(Gain) loss on disposal of property and equipment	(2.5)	0.6	1.8
Non-cash employee retirement benefits	(6.9)	—	—
Non-cash settlement of hourly pension plan reversion	—	29.4	—
Non-cash curtailment of post-retirement benefits	—	(7.0)	—
Deferred income taxes	0.1	(15.8)	(1.4)
Share based compensation	(1.6)	1.5	0.8
Investment impairment	—	0.4	—
Changes in operating assets and liabilities:
Accounts receivable	34.9	(47.8)	21.3
Inventories	6.5	(41.1)	34.4
Payables and accrued expenses	(43.7)	22.9	6.4
Employee retirement benefits	(0.5)	(4.8)	(12.7)
Hourly pension plan reversion	—	54.5	—
Recoverable non-income tax	41.7	(22.7)	(4.9)
Other	(0.6)	0.3	2.9

Cash (used in) provided by operating activities	(5.3)	(46.0)	1.6

Cash Flows from Investing Activities:
Capital expenditures	(17.7)	(9.2)	(7.9)
Short and long term investments	—	4.1	0.6
Change in restricted cash and cash equivalents	3.8	(4.1)	2.1
Proceeds (payments made) from sale of assets	4.8	0.2	(13.1)

Cash used in investing activities	(9.1)	(9.0)	(18.3)

Cash Flows from Financing Activities:
Debt issuance / amendment costs	(0.3)	—	—
Proceeds from revolving debt	15.2	—	—
Payments to revolving debt	(5.0)	—	—
Proceeds from long-term debt	4.5	14.7	—
Payments on long-term debt	(12.1)	—	—
Other (repayments) borrowings, net	(1.7)	16.8	(7.8)

Cash provided by (used in) financing activities	0.6	31.5	(7.8)

Effect of Exchange Rate Changes on Cash	(2.5)	(1.3)	2.1

Decrease in cash and cash equivalents	(16.3)	(24.8)	(22.4)
Cash and Cash Equivalents:
Beginning of Period	65.9	90.7	113.1

End of Period	$49.6	$65.9	$90.7

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash paid for interest	$9.6	$8.7	$11.9
(Refunds received) cash paid for taxes	$(0.5)	$0.2	$(13.9)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Class A $1 Par Value	Class B $1 Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, December 31, 2008	$13.4	$5.1	$11.0	$504.4	($56.5)	$477.4

Net loss				(93.4)		(93.4)
Gain on derivatives (net of tax of $14.6)					35.7	35.7
Translation adjustments (net of tax of $1.0)					63.1	63.1

Total Comprehensive Income						5.4
Postretirement and postemployment benefits (net of tax of $0.0)(see Note 5)					(19.4)	(19.4)

Balance, December 31, 2009	$13.4	$5.1	$11.0	$411.0	$22.9	$463.4

Net loss				(56.8)		(56.8)
Loss on derivatives (net of tax of $0.9)					(0.2)	(0.2)
Translation adjustments (net of tax of $1.5)					8.0	8.0

Total Comprehensive Loss						(49.0)
Postretirement and postemployment benefits (net of tax of $12.2)(see Note 5)					20.5	20.5

Balance, December 31, 2010	$13.4	$5.1	$11.0	$354.2	$51.2	$434.9

Net loss				(73.2)		(73.2)
Loss on derivatives (net of tax of ($1.8))					(26.1)	(26.1)
Translation adjustments (net of tax of $1.7)					(26.9)	(26.9)

Total Comprehensive Loss						(126.2)
Postretirement and postemployment benefits (net of tax of ($0.8))(see Note 5)					(22.8)	(22.8)

Balance, December 31, 2011	$13.4	$5.1	$11.0	$281.0	$(24.6)	$285.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Accounting Policies

Business Description – Tecumseh Products Company (the “Company”) is a global manufacturer of hermetically sealed compressors for (i) commercial refrigeration applications, including walk-in coolers and freezers, ice makers, dehumidifiers, water coolers, food service equipment and refrigerated display cases and vending machines; (ii) household refrigerator and freezer applications; and (iii) residential and specialty air conditioning and heat pump applications, including window air conditioners, packaged terminal air conditioners and recreational vehicle and mobile air conditioners.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.

Foreign Currency Translation and Transaction Gains and Losses – The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income, a separate component of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statement of operations.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents – Cash and cash equivalents consist of bank deposits and other highly liquid investments that are readily convertible into cash with original maturities of three months or less.

We also had restricted cash of $10.8 million at December 31, 2011 and $14.6 million at December 31, 2010. At December 31, 2011, approximately $5.6 million of these funds relate to our hedging activities. The remaining balance of $5.2 million will be used to fund our defined contribution retirement plan for approximately the next two to three years.

Cash and cash equivalents outside of North American locations amounted to $21.3 million and $27.0 million at December 31, 2011 and 2010, respectively.

We maintain cash balances at various high credit quality financial institutions. Accounts at each U.S. institution are insured by the Federal Deposit Insurance Corporation up to certain limits. Our cash balances are typically in excess of federally insured limits; however, we do not consider this a material risk.

Accounts Receivable – Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation.

Inventories – Inventories are valued at the lower of cost or market, on the first-in, first-out basis. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead. We maintain an allowance for slow-moving inventory for inventory items which we do not expect to sell within the next 24 months.

Property, plant and equipment, net – Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on disposition are included in operations. Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets and leasehold improvements over their estimated service lives, which generally range from 10 to 40 years for buildings and improvements and from 2 to 12 years for machinery, equipment and tooling.

Impairment of Long-Lived Assets – We review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assumptions and estimates used in the evaluation of impairment are consistent with our business plan, including current and future economic trends, the effects of new technologies and foreign currency movements, and are subject to a high degree of judgment and complexity. All of these variables ultimately affect management’s estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates, or our inability to achieve our business plan, may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.

Deposits – These are deposits we paid, primarily relating to social taxes and judicial matters. As a result of legal proceedings with the Brazilian government relating to a social security tax dispute, we were required to place $15.0 million in a court appointed cash account pending resolution of the matter. Release of this money to us depends on the outcome of the social security tax matter.

Revenue Recognition – Revenues from the sale of our products are recognized once the risk and rewards of ownership have transferred to the customers, which, in most cases, coincide with shipment of the products. For other cases involving export sales, title transfers either when the products are delivered to the port of embarkation or received at the port of the country of destination.

Shipping and Handling – Shipping and handling fee revenue is not significant. Shipping and handling costs are included in cost of sales.

Income Taxes – Income taxes are accounted for using the liability method under which deferred income taxes are determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities, as measured by the currently enacted tax rates.

Derivative Financial Instruments – In the normal course of business, we employ established policies and procedures to manage our exposure to changes in foreign exchange rates and commodity prices using financial instruments deemed appropriate by management. As part of our risk management strategy, we may use derivative instruments, including currency forward exchange contracts and options and commodity futures contracts to hedge certain foreign exchange exposures and commodity prices. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings. Derivative positions are used only to manage our underlying exposures. We do not use derivative financial instruments for speculative purposes. We formally designate and document all of our hedging relationships as either fair value hedges or cash flow hedges, as applicable, although all of our current commodity futures contracts are cash flow hedges, and documents the strategy for undertaking the hedge transactions and its method of assessing ongoing effectiveness. We apply hedge accounting based upon the criteria established by United States generally accepted accounting principles and record all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the consolidated statements of operations or other comprehensive income (loss). For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. See Note 15, “Derivative Instruments and Hedging Activities”, for a description of derivative instruments.

Product Warranty – Provision is made for the estimated cost of maintaining product warranties at the time the product is sold based upon historical claims experience by product line. Warranty coverage on our compressors is provided for a period of twelve months to three years from date of manufacture.

Self-Insured Risks – Provision is made for the estimated costs of known and anticipated claims under the deductible portions of our health, liability and workers’ compensation insurance programs. In addition, provision is made for the estimated cost of post-employment benefits.

Environmental Expenditures – Expenditures for environmental remediation are expensed or capitalized, as appropriate. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated, in accordance with generally accepted accounting principles. Liabilities are not discounted or reduced for possible recoveries from insurance carriers.

Earnings (Loss) Per Share – Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if warrants to issue common stock were exercised. Due to net losses recorded from continuing operations, an outstanding warrant issued to a former lender is not included in diluted loss per share for years ended subsequent to December 31, 2006 as the effect would be antidilutive.

Research, Development and Testing Expenses – Our research, development and testing expenses related to present and future products are expensed as incurred and were $19.8 million, $18.6 million, and $17.7 million in 2011, 2010 and 2009, respectively. Such expenses consist primarily of salary and material costs and are included in selling and administrative expenses.

Share-Based Compensation – We account for share-based compensation using fair value for awards issued. See Note 11, “Share-based Compensation Arrangements”.

Reclassification – Certain reclassifications have been made to prior results to conform to classifications used at December 31, 2011. This includes $14.3 million and $7.4 million for the twelve months ended December 31, 2010 and 2009, respectively, of other income from “cost of sales” to “other income (expense), net”. These reclassifications have no impact on net income.

Estimates – Management is required to make certain estimates and assumptions in preparing the consolidated financial statements in accordance with the generally accepted accounting principles in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings or losses during any period. Actual results could differ from those estimates.

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

For the year ended December 31, 2011, total loss from discontinued operations, net of income taxes was $1.9 million. This included $1.5 million of legal fees and settlements for sold businesses, $0.5 million for environmental accruals and $0.2 million related to our Grafton facility (formerly of the Engine and Power Train Group) for operating costs, partially offset by $0.3 million for a reduction in anticipated claims related to workers’ compensation and product liability. See Note 13, “Income Taxes”, for a discussion of income taxes included in discontinued operations.

For the year ended December 31, 2010, total gain from discontinued operations, net of income taxes was $1.8 million, which primarily relates to a non-cash curtailment gain of $6.6 million as a result of terminating post-retirement benefits for a sold business, partially offset by $1.4 million related to our Grafton and New Holstein facilities (formerly of the Engine and Power Train Group) for environmental accruals ($1.0 million) and operating costs ($0.4 million), $1.8 million for legal fees and settlements for other sold businesses, and income taxes of $1.6 million.

For the year ended December 31, 2009, total loss from discontinued operations, net of income taxes was $1.6 million. We received $5.9 million of amounts previously held in escrow related to the sale of the Residential & Commercial portion of the Electrical Component business and a reversal of accrued costs that are no longer expected to be incurred for the TMT Motoco plant of $1.7 million. These gains were more than offset by various items which included settlement for the horsepower lawsuit of $6.2 million, product liability and workers’ compensation expense of $1.0 million, legal fees and other of $1.7 million and an operating loss of $0.3 million relating to a small division previously classified as held for sale that was liquidated in 2009.

Our Grafton facility, an asset held from our former Engine and Power Train Group, is classified as held for sale on our consolidated balance sheet under the caption “Other current assets” in the amount of $0.5 million.

NOTE 3. Inventories

The components of inventories are as follows:

	December 31,
(in millions)	2011	2010
Raw materials, net of reserves	$72.1	$79.0
Work in progress	2.0	1.0
Finished goods, net of reserves	61.8	71.5

	$135.9	$151.5

Raw materials are net of a $4.4 million and $3.5 million reserve for obsolete and slow moving inventory at December 31, 2011 and December 31, 2010, respectively. Finished goods are net of a $2.5 million and $2.2 million reserve for obsolete and slow moving inventory and lower of cost or market at December 31, 2011 and 2010, respectively.

NOTE 4. Property, Plant and Equipment, net

The components of property, plant and equipment, net are as follows:

	December 31,
(in millions)	2011	2010
Land and land improvements	$13.8	$16.3
Buildings	91.0	97.4
Machinery and equipment	827.7	892.1

	932.5	1,005.8
Less accumulated depreciation	754.6	776.0

	177.9	229.8
Construction in process	11.5	5.1

Property, plant and equipment, net	$189.4	$234.9

Depreciation expense associated with property, plant and equipment was $40.5 million, $39.3 million and $44.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 5. Pension and Other Postretirement Benefit Plans

We have a defined benefit retirement plan that covers substantially all domestic employees; this plan was frozen to new hires after January 15, 2011. Pension benefits covering salaried employees generally provide benefits that are based on average earnings and years of credited service. Pension benefits covering hourly employees generally provide benefits of stated amounts for each year of service. We sponsor a retiree health care benefit plan, including retiree life insurance, for eligible salaried employees and their eligible dependents. At certain divisions, we used to sponsor retiree health care benefits for hourly retirees and their eligible dependents. The retiree health care plans are contributory, with retiree contributions adjusted annually. We have reserved the right to interpret, change or eliminate these health care benefit plans in the future. Our foreign subsidiaries also record liabilities for certain retirement benefits that are not defined benefit plans.

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

Amounts recognized for both U.S. based and foreign pension and other post-retirement benefit plans in the consolidated balance sheets and in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefit		Other Benefit
(in millions)	2011	2010	2011	2010
Noncurrent pension assets	$—	$9.5	$—	$—
Liability – current	(0.9)	—	(0.6)	(1.3)
Liability – long term	(35.1)	(25.9)	(7.3)	(11.0)

Accumulated other comprehensive income:
Prior service cost (credit)	$0.6	$0.2	($42.3)	($48.3)
Net actuarial loss (gain)	45.4	28.6	(26.0)	(25.7)

Total postretirement and postemployment benefits	$46.0	$28.8	($68.3)	($74.0)

The amounts recognized in other comprehensive income for the years ended December 31 were:

	Pension Benefit		Other Benefit
(in millions)	2011	2010	2011	2010
Amounts recognized in other comprehensive income:
Prior service cost (credit)	$0.4	$3.3	$6.0	($28.3)
Net actuarial loss (gain)	16.8	(14.8)	(0.4)	7.1

Total postretirement and postemployment benefits	$17.2	($11.5)	$5.6	($21.2)

The estimated net actuarial loss (gain) and prior service cost (credit) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year are $3.0 million and $0.1 million, respectively. The estimated net actuarial gain and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is ($9.9) million.

The following table provides a reconciliation of the changes in the pension and postretirement plans’ benefit obligations and fair value of plan assets for 2011 and 2010:

	Pension Benefit		Other Benefit
(in millions)	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of period	$160.4	$208.2	$13.5	$41.9
Service cost	2.0	—	0.3	2.6
Interest cost	8.0	5.7	0.7	5.3
Plan change	0.2	2.7	(1.2)	(31.0)
Actuarial loss (gain)	18.7	3.9	(2.7)	2.7
Curtailment gain	—	(0.4)	—	—
Benefit payments	(11.1)	(22.0)	(0.7)	(6.7)
Special termination benefits	0.4	13.9	—	—
Settlements	—	(50.9)	—	(1.5)
Effect of changes in exchange rate	(0.4)	(0.7)	(0.6)	0.2

Benefit obligation at measurement date	$178.2	$160.4	$9.3	$13.5

Change in plan assets
Fair value at beginning of period	$143.7	$260.9	$2.1	$—
Actual return on plan assets	8.9	13.3	0.1	1.9
Employer contributions	0.2	(54.0)	0.5	2.9
Benefit payments	(10.7)	(25.6)	(0.2)	(2.8)
Settlements	—	(50.9)	—	—
Effect of changes in exchange rate	—	—	(0.4)	0.1

Fair value at measurement date	$142.1	$143.7	$2.1	$2.1

In the first quarter of 2010, we completed the reversion of our hourly pension plan. This reversion yielded gross cash proceeds to us in March 2010 of approximately $54.5 million. We retained net cash proceeds of $43.6 million after payment of excise taxes of $10.9 million, recorded in “Impairments, restructuring charges and other items” in our Consolidated Statements of Operations. The settlement of this plan reduced our benefit obligations and the value of our plan assets by $50.9 million.

Plan changes of $1.2 million in 2011, included in “Other Benefit” was due to the elimination of medical coverage for retirees over 65 and eligible for Medicare.

Plan changes of $31.0 million in 2010, included in “Other Benefit”, was a result of eliminating our post-65 retirement benefits coupled with increased retiree contributions. The settlement of $1.5 million was the result of terminated benefits for a plant closing and previously sold business. The plan changes and settlements reduced our benefit obligation and liability by $32.5 million.

The accumulated benefit obligation for all defined benefit pension plans was $173.3 million and $156.3 million at December 31, 2011 and 2010, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in millions)	2011	2010
Projected benefit obligation	$178.2	$160.4
Accumulated benefit obligation	$173.3	$156.3
Fair value of plan assets	$142.1	$143.7

Components of net periodic expense (benefit) during the year:

	Pension Benefits		Other Benefits
(in millions)	2011	2010	2011	2010
Service cost	$2.0	$—	$0.3	$2.6
Interest cost	8.0	5.7	0.7	5.3
Expected return on plan assets	(8.2)	(10.5)	0.2	0.2
Amortization of net loss (gain)	1.3	1.3	(2.1)	(1.8)
Amortization of unrecognized prior service costs	(0.3)	(0.3)	(7.2)	(2.8)
Additional expense (income) due to curtailments, settlements and terminations (see below)	—	29.2	—	(7.0)

Net periodic expense (benefit)	$2.8	$25.4	($8.1)	($3.5)

Additional expense (income) due to curtailments, settlements and terminations in 2010, included in the table above, were the result of the hourly pension plan settlement and reversion that resulted in a non-cash charge of $29.4 million ($15.6 million of previously deferred settlement losses and $13.8 million of enhanced termination benefits given to covered employees), partially offset by $0.2 million of other income and are recorded in “Impairments, restructuring charges and other items” in our Consolidated Statements of Operations.

In 2010, the termination of our post-retirement benefits for a plant closing and a sold business resulted in a non-cash curtailment gain of $7.0 million ($6.6 million recorded in discontinued operations and $0.4 million recorded in “Impairments, restructuring charges, and other items”).

Additional Information

Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31;

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
U.S.-Based Plans:
Discount rate	4.00%	5.25%	4.00%	5.25%
Rate of compensation increase	4.25%	4.25%	N/A	N/A

Europe-Based Plans:
Discount rate	3.80%	4.30%	N/A	N/A
Rate of compensation increase	3.00%	2.10%	N/A	N/A

India-Based Plans:
Discount rate	8.60%	8.30%	N/A	N/A
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
U.S.-Based Plans:
Discount rate	5.25%	5.50%	5.25%	5.50%
Expected long-term return on plan assets	5.90%	6.30%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A

Europe-Based Plans:
Discount rate	3.80%	4.30%	N/A	N/A
Expected long-term return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	2.10%	N/A	N/A

India-Based Plans:
Discount rate	8.60%	8.30%	N/A	N/A
Expected long-term return on plan assets	9.40%	9.40%	N/A	N/A
Rate of compensation increase	6.00%	6.00%	N/A	N/A

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

Assumed health care cost trend rates, at December 31, 2011 and 2010:

	2011	2010
Health care cost trend rate assumed for next year	8.4%	8.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are based on an evaluation of external market conditions and adjusted to reflect our actual experience in relation to those market trends. A one-percentage-point increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $5.2 million, and a one-percentage-point decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $5.2 million.

Plan Assets

The following table provides pension and other benefit plan assets based on nature and risks as of December 31, 2011 (See Note 14 for fair value assumptions):

	Fair Value measurements at December 31, 2011
( in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$21.7	$21.7	$—	$—
Mutual Funds:
U.S. large cap (a)	11.1	11.1	—	—
U.S. small cap (b)	3.7	3.7	—	—
International growth (c)	3.1	3.1	—	—
Fixed Income Securities:
Corporate bonds (d)	79.7	—	79.7	—
U.S. Treasuries	22.8	22.8	—	—
Other:
India Government backed funds (e)	2.1	2.1	—	—

Total	$144.2	$64.5	$79.7	$—

(a)	Comprised of mutual funds investing in at least 90% of assets in common stock of companies with large market capitalizations similar to companies in the Standard & Poor’s (“S&P”) 500 Index.
(b)	Comprised of mutual funds investing in at least 90% of assets in common stock of companies with small market capitalizations similar to companies in the S&P SmallCap 600 Index.
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

We expect to make contributions of $0.2 million to our pension plans in 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions) Year	Projected Benefit Payments from Pension Plans	Projected Benefit Payments From Postretirement Medical And Life Insurance Plans
2012	$9.7	$1.4
2013	$9.6	$1.5
2014	$9.7	$1.6
2015	$9.8	$1.6
2016	$10.1	$1.8
Aggregate for 2017-2021	$51.7	$6.5

Defined Contribution Plans

We have defined contribution retirement plans that cover substantially all domestic employees. The combined expense for these plans was $2.5 million, $2.3 million and $2.7 million in 2011, 2010 and 2009, respectively. Contributions were 100% funded from the proceeds obtained from the reversion of our former Salaried pension plan, beginning in 2009.

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

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at December 31, 2011 and 2010:

	December 31,
( in millions)	2011	2010
Brazil	$35.8	$84.7
India	8.0	14.2
Europe	0.7	8.5

Total recoverable non-income taxes	$44.5	$107.4

At December 31, 2011, a receivable of $28.8 million was included in current assets and $15.7 million was included in non-current assets and is expected to be recovered through 2014. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

In Brazil, $15.0 million of the previously classified current portion of refundable non-income taxes at December 31, 2010 was deposited in a court appointed cash account in the first quarter of 2011 until resolution of an unrelated social security tax matter. This deposit is reflected as a long term receivable in “Deposits” on our balance sheet as the timing of resolution of this tax dispute is uncertain and might take several years.

NOTE 7. Warranties

Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers. Historically, estimates of warranty commitments have not differed materially from actual results; however, unanticipated product quality issues could result in material changes to estimates in future periods. Changes in the carrying amount and accrued product warranty costs for the years ended December 31, 2011, 2010 and 2009 are summarized as follows:

(in millions)
Balance at January 1, 2009	$6.6
Current year accruals for warranties	5.2
Adjustments to preexisting warranties	(1.5)
Settlements of warranty claims (in cash or in kind)	(5.4)
Effect of foreign currency translation	0.2

Balance at December 31, 2009	$5.1

Current year accruals for warranties	6.8
Adjustments to preexisting warranties	0.4
Settlements of warranty claims (in cash or in kind)	(6.3)
Effect of foreign currency translation	(0.1)

Balance at December 31, 2010	$5.9

Current year accruals for warranties	6.5
Settlements of warranty claims (in cash or in kind)	(5.6)
Effect of foreign currency translation	(0.3)

Balance at December 31, 2011	$6.5

Warranty expenses were $6.2 million, $7.1 million and $3.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, $5.7 million was included in current liabilities and $0.8 million was included in non-current liabilities. At December 31, 2010, $5.3 million was included in current liabilities and $0.6 million was included in non-current liabilities.

NOTE 8. Debt

(in millions)	2011	2010
Short-term borrowings consist of the following:
Borrowings under revolving credit agreements, advances on export receivables and overdraft arrangements with banks used in the normal course of business; weighted average interest rate at December 31 of 8.4% in 2011 and 8.1% in 2010	$43.0	$42.1
Current maturities of long-term debt	12.1	10.1

Total short-term borrowings	55.1	52.2

Long-term debt consists of the following:
Unsecured borrowings, primarily with banks, by foreign subsidiaries with weighted average interest rate at December 31 of 5.0% in 2011 and 3.8% in 2010 and maturing in 2012 through 2015	$16.9	$23.3

Less: Current maturities of long-term debt	(12.1)	(10.1)

Total long-term debt	$4.8	$13.2

On April 21, 2011, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement, PNC agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion, expiring on April 21, 2015 and bearing interest at either LIBOR or an alternative base rate, plus a margin that varies with borrowing availability. The facility is guaranteed by Tecumseh Products Company and its U.S. and Canadian subsidiaries and is secured by substantially all of the assets of the borrowers, with some exclusions. As of December 30, 2011, we entered into Amendment 1 to Revolving Credit and Security Agreement with PNC to amend certain non-financial covenants.

The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level. With the amendment, we are in compliance with all covenants and terms of the agreement at December 31, 2011.

At December 31, 2011, our borrowings under this facility totaled $10.2 million, and we have an additional $6.1 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.5 million in outstanding letters of credit. A quarterly covenant is based on our average undrawn borrowing availability and was such that the covenant didn’t apply. We paid $330,000 in fees associated with the new agreement, which were capitalized and will be amortized over the term of the agreement. We must also pay a facility fee of 0.375% a year on the unused portion of the facility.

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

At December 31, 2011, we were required to post $5.6 million of cash collateral to secure derivative obligations in connection with our hedging activities. The cash collateral will remain in restricted accounts until these obligations are paid in full and are included in “restricted cash and cash equivalents” on our balance sheet. Tecumseh Products will have no ability to withdraw, or have any other control over, the cash collateral, and has acknowledged that derivative counterparties shall have sole control over the cash collateral.

We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.

In Europe, based upon exchange rates as of December 31, 2011, we have several unsecured, uncommitted discretionary credit facilities for a total of $10.8 million that expire between January 31, 2012 and April 30, 2012. In January, we paid and terminated two of these facilities which had $2.6 million outstanding and an additional $3.4 million in availability. We replaced these facilities with a factoring program based on eligible receivables calculated under the factoring agreement, which will allow us to obtain cash more quickly for our receivables. Our borrowings under our then existing facilities based on the exchange rate as of December 31, 2011, totaled $2.6 million with $8.2 million available for additional borrowings. There are no restrictive covenants on these credit facilities or the new factoring facility. Historically, we have been able to extend these facilities when they expire, but such extensions are at the discretion of the bank.

In Brazil, based upon the exchange rates as of December 31, 2011, we have uncommitted, discretionary revolving credit facilities with several local private Brazilian banks (most of which are guaranteed by the Brazilian government) for an aggregate maximum of $47.0 million, subject to a borrowing base formula computed on a monthly basis. In early 2012, we paid and terminated several of these facilities which had $4.7 million outstanding. We replaced these facilities with additional factoring. These facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from March 2012 through July 15, 2013. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, in their discretion, whether to make new advances with respect to each draw on such facility and there are no restrictive covenants on these credit facilities. Our borrowings under these facilities totaled $33.4 million based upon exchange rate as of December 31, 2011, with an additional $13.6 million available for borrowing, based on our accounts receivable and inventory balances and exchange rates as of December 31, 2011.

In India, based upon exchange rates as of December 31, 2011, we have an aggregate maximum of $14.7 million of revolving credit facilities subject to borrowing base formula computed on a monthly basis, secured by land, building and equipment, inventories and receivables. The arrangements expire at various times from February 29, 2012 through May 2012. Historically we have been able to renew these facilities when they expire, but such renewal is at the discretion of the banks. Our borrowings under these facilities, based on the exchange rate as of December 31, 2011, totaled $13.7 million, and based on the exchange rate and our borrowing base as of December 31, 2011, we had an additional $1.0 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets.

Our consolidated borrowings under these arrangements totaled $59.9 million and $65.4 at December 31, 2011 and 2010, respectively. Our weighted average interest rate for these borrowings was 7.9% and 7.4% for the year ended December 31, 2011 and 2010, respectively.

Although we have terminated our former second lien credit agreement in 2007, the former lender still possesses a warrant to purchase 1,390,944 shares of Class A Common Stock, which is equivalent to 7% of our fully diluted common stock. This warrant, valued at $8.4 million, or $6.05 per share, expires in April of 2012.

Scheduled maturities of debt for each of the five years subsequent to December 31, 2011 are as follows:

(in millions)
2012	$55.1
2013	4.8
2014	—
2015	—
Thereafter	—

$59.9

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

NOTE 10. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income is shown in the Consolidated Statements of Stockholders’ Equity and includes the following:

(in millions)	2011	2010
Foreign currency translation adjustments	($4.9)	$22.0
Loss on derivatives	(29.9)	(3.8)
Postretirement and postemployment benefits:
Prior Service Credit	41.7	48.1
Net Actuarial Gain	(19.3)	(2.9)
U.S. deferred income tax	(12.2)	(12.2)

Total postretirement and postemployment benefits	10.2	33.0

Total – Accumulated other comprehensive (loss) income	($24.6)	$51.2

NOTE 11. Share-based Compensation Arrangements

Prior to March 7, 2011, under our Long-Term Incentive Cash Award Plan, two types of incentives were awarded, both of which were based upon the value of our Class A shares; stock appreciation rights (“SARs”) and phantom shares. SARs were granted with an exercise price equal to the closing price of our common stock on the date of the grant, as reported by the NASDAQ Stock Market. SARs and phantom shares were generally granted to non-employee directors and key employees in the first quarter of each year and vest one-third each year over a three year period and have a seven year term. For the year ended December 31, 2011, we did not grant any SARs or phantom shares under this plan and 65,584 phantom shares vested and were paid at an average price of $12.01 per share reducing our unrecognized liability by $0.8 million.

A summary of activity under the plans during 2011 is as follows:

	Nonvested		Vested
	Number of	Weighted average grant date value	Number of	Weighted average grant date value	Total Number of
SARs:	awards	per share	awards	per share	awards
Outstanding at January 1, 2011	176,424	$9.91	62,105	$9.78	238,529
Vested	(78,076)	$9.40	78,076	$9.40	—
Exercised	—	$—	(7,325)	$6.24	(7,325)
Forfeited	(47,114)	$8.58	(75,296)	$9.58	(122,410)

Outstanding at December 31, 2011	51,234	$11.91	57,560	$9.98	108,794

	Nonvested		Vested
	Number of	Weighted average grant date value	Number of	Weighted average grant date value	Total Number of
Phantom Shares:	awards	per share	awards	per share	awards
Outstanding at January 1, 2011	198,773	$12.04	—	$—	198,773
Vested	(65,583)	$15.90	65,583	$15.90	—
Settled	—	$—	(65,583)	$15.90	(65,583)
Forfeited	(54,089)	$11.35	—	$—	(54,089)

Outstanding at December 31, 2011	79,101	$9.31	—	$—	79,101

The initial value of the phantom shares was based on the closing price of our Class A shares as of the grant date. The SARs, which are the economic equivalent of options, were initially valued as of the grant date using a Black-Scholes model. The initial assumptions used in the Black-Scholes model for the SARs awarded as of the grant date shown below were as follows:

Award Date	Strike price	Risk-free interest rate	Dividend yield	Expected life (years)	Volatility	Initial value per award
3/4/08	$28.82	3.37%	0.0%	7	51.18%	$15.16
1/2/09	$10.07	1.87%	0.0%	7	62.78%	$6.24
6/15/09	$9.31	3.45%	0.0%	7	90.20%	$7.40
1/4/10	$12.86	3.36%	0.0%	7	93.72%	$10.41

Our liability with regard to these awards is re-measured in each quarterly reporting period. The value of the phantom shares is determined by comparing the closing stock price on our Class A common stock on the last day of the period to the initial grant date value. At December 31, 2011 and 2010, the closing stock price on our Class A common stock was $4.70 and $13.05, respectively.

We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes model. That result is then compared to the original calculated value. At December 31, 2011 this measurement yielded the following values for the SARs, by award date:

Award Date	Strike price	Risk-free interest rate	Dividend Yield	Remaining life (years)	Volatility	Value per award
3/4/08	$28.82	0.40%	0.0%	3.2	80.66%	$0.71
1/2/09	$10.07	0.58%	0.0%	4.0	80.66%	$1.98
6/15/09	$9.31	0.70%	0.0%	4.5	80.66%	$2.23
1/4/10	$12.86	0.83%	0.0%	5.0	80.66%	$2.09

As both the SARs and the phantom shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the three-year vesting period of the awards. Total compensation expense related to the plan for the years ended December 31, 2011, 2010 and 2009 was $(1.6) million, $1.5 million and $0.8 million, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. As of December 31, 2011, lower stock prices have reduced the value of these awards. The total unrecognized compensation liability as calculated at December 31, 2011 and 2010 was $0.1 million and $2.0 million, respectively.

Effective March 7, 2011, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. The actual phantom share award amounts for 2011 were determined based on specified performance targets with respect to performance in 2011 and 25% of the potential awards were determined at the discretion of our Board of Directors. We record these performance phantom shares as an expense and corresponding liability only when we estimate that it is more likely than not that we will achieve the threshold level of performance necessary for any phantom shares to be awarded. As of December 31, 2011, we did not achieve the threshold level of performance, which resulted in no compensation expense being recorded in this period for performance phantom shares.

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

NOTE 12. Impairments, Restructuring Charges and Other Items

The charges (gains) recorded as restructuring, impairment and other charges for the years ended December 31 are as follows:

( in millions)	2011	2010	2009
Severance, restructuring costs, and special termination benefits	$8.0	$2.5	$18.1
Impairment of investment and asset	0.4	0.4	1.0
Environmental reserve on held-for-sale building	0.1	1.2	2.3
Legal settlement	—	7.3	—
Curtailment gain	—	(0.4)	—
Settlement loss on the hourly pension plan reversion	—	29.4	—
Excise tax expense on proceeds from hourly retirement plan reversion	—	10.9	—
Final settlement of previously terminated salary retirement plan, net of excise tax	—	(1.0)	—
Impairment of prepaid outside sales expense	—	—	1.5
Repayment of legal fees	—	—	1.1
Loss on transfer of surplus land	—	—	0.4

Total impairments, restructuring charges, and other items	$8.5	$50.3	$24.4

2011

Operating net loss included $8.5 million of impairments, restructuring charges and other items in 2011. This included severance associated with a reduction in force at our Brazilian ($4.1 million), North American ($0.1 million), French ($0.2 million), Indian ($0.1 million) and Corporate ($3.5 million) locations; an increase of $0.1 million for additional estimated environmental costs associated with the remediation activities at our former Tecumseh, Michigan facility; and an impairment of asset for $0.4 million. On March 7, 2011, our President and Chief Executive Officer and our Board of Directors mutually determined to separate our President and Chief Executive Officer’s employment with us after a transition period. The $3.5 million severance associated with a reduction in force at our Corporate location includes $1.35 million relating to our former President and Chief Executive Officer’s separation.

2010

Operating net loss included $50.3 million of impairments, restructuring charges and other items in 2010. This included a legal settlement of $7.3 million; an environmental reserve increase of $1.2 million; a curtailment gain of $0.4 million; the $40.3 million of non-cash settlement charges and excise tax related to the reversion of our hourly pension plan (as more fully described in See Note 5, “Pension and Other Postretirement Benefit Plans”); a $0.4 million impairment of an investment, and severance payments associated with a reduction in force at our Brazilian ($0.7 million) , Indian ($0.1 million) and Corporate ($1.7 million) locations. In addition, a final settlement gain of $1.0 million, net of excise tax, was received in February 2010 from our previous salaried pension plan that was terminated in 2008.

2009

Operating net loss included $24.4 million of impairments, restructuring charges and other items in 2009. The amounts reported under “severance, restructuring costs, and special termination benefits” of $18.1 million represent severance payments made to employees, payroll taxes, and other benefit-related costs for employees terminated during the period. This amount includes the $2.6 million severance payment to our former Chief Executive Officer and $1.8 million for certain key employees covered by severance agreements. The remaining severance expense was a result of restructuring costs at our European ($7.9 million), Brazilian ($3.8 million), North America ($1.3 million), and Indian ($0.7 million) locations during the year.

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

The following table reconciles cash activities for the years ended December 31, 2011 and 2010 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Excise Tax	Legal	Other	Total
Balance at January 1, 2010	$9.7	$—	$—	$1.8	$11.5
Accruals	2.1	10.9	7.3	1.2	21.5
Payments	(11.2)	(10.9)	(7.3)	(0.6)	(30.0)

Balance at December 31, 2010	$0.6	$—	$—	$2.4	$3.0

Accruals	8.0	—	—	0.1	8.1
Payments	(8.5)	—	—	(0.7)	(9.2)

Balance at December 31, 2011	$0.1	$—	$—	$1.8	$1.9

The accrued severance balance at December 31, 2011 includes $0.1 million of accrued severance payments to be made related to our European reduction in force and is expected to be paid in 2012. The environmental reserve balance at December 31, 2011, included in other, represents the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility, and is expected to be paid over the next 6 to 12 months.

NOTE 13. Income Taxes

Consolidated income (loss) from continuing operations before taxes consists of the following:

(in millions)	2011	2010	2009
U.S.	($22.4)	($73.6)	($61.0)
Foreign	(49.8)	(1.6)	(41.4)

	($72.2)	($75.2)	($102.4)

Provision for (benefit from) income taxes from continuing operations consists of the following:

(in millions)	2011	2010	2009
Current:
U.S. federal	($1.2)	($1.2)	($0.8)
State and local	0.1	0.1	(0.1)
Foreign income and withholding taxes	0.1	(0.3)	0.6

	($1.0)	($1.4)	($0.3)

Deferred:
U.S. federal	—	(15.1)	(1.8)
State and local	—	—	(1.7)
Foreign	0.1	(0.1)	(6.8)

	0.1	(15.2)	(10.3)

Benefit from income taxes from continuing operations	($0.9)	($16.6)	($10.6)

A reconciliation between the actual income tax expense (benefit) provided and the income tax expense (benefit) computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

(in millions)	2011	2010	2009
Income taxes (benefit) at U.S. statutory rate	($25.3)	($27.5)	($35.8)
State and local income taxes	0.1	0.1	(1.7)
Foreign tax rate differential	0.4	(0.1)	(0.1)
Valuation allowance	25.7	9.9	27.8
Nondeductible excise tax	—	3.9	—
Tax loss carry back	(1.7)	(1.2)	(2.5)
Other	(0.1)	(1.7)	1.7

	($0.9)	($16.6)	($10.6)

Deferred income taxes reflect the effect of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Provisions are also made for estimated taxes which may be incurred on the remittance of subsidiaries’ undistributed earnings, none of which are deemed to be permanently reinvested.

Significant components of our deferred tax assets and liabilities as of December 31 were as follows:

(in millions)	2011	2010
Deferred tax assets:
Other postretirement liabilities	$26.6	$29.5
Product warranty and self-insured risks	2.8	5.0
Tax Carryforwards	393.6	379.5
Other accruals and miscellaneous	14.1	7.8

	437.1	421.8
Valuation allowance	(395.8)	(380.1)

Total deferred tax assets	$41.3	$41.7

Deferred tax liabilities:
Property, Plant & Equipment	$21.0	$23.4
Pension	15.5	8.6
Unremitted foreign earnings	—	—
Unrealized gains on securities	3.4	4.4
Other	1.3	5.1

Total deferred tax liabilities	41.2	41.5

Net deferred tax (liabilities) assets	$0.1	$0.2

Deferred tax detail is included in the consolidated balance sheet as follows:
Tax assets	$0.1	$3.9
Non-current deferred tax liabilities	—	$3.7

Total	$0.1	$0.2

At December 31, 2011, we had the following tax carryforwards:

	Amounts	Expiration
U.S. Federal Net Operating Loss	$194.4	2028 to 2031
U.S Federal Capital Loss	68.6	2012
U.S. State Net Operating Loss	17.6	2016 to 2030
Foreign Net Operating Losses	65.0	Unlimited
U.S. Tax Credits	47.7	2012 to 2030
U.S. Alternative Minimum Tax Credit	0.3	Unlimited

Total operating loss and tax credit carryforwards	$393.6

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

The receipt of $54.5 million in gross proceeds from the reversion of the hourly retirement plan in 2010 generated a tax gain that was fully offset for federal tax purposes by our NOL carryforwards.

Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. All available evidence, both positive and negative using a more likely than not standard, is considered to determine if valuation allowances should be established against deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, previous experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2011. This objective negative evidence limits the ability to consider other subjective evidence such as our projections for future growth.

Based on this assessment, valuation allowances have been recorded against our U.S. net deferred tax assets and certain international net deferred tax assets, specifically Brazil, France and India, Canada & China, where we believe it is not more likely than not the deferred taxes will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.

At December 31, 2011 and 2010, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $5.5 million and $5.5 million, respectively.

We accrue interest and penalties related to unrecognized tax benefits in its provision for income taxes. At December 31, 2011 and 2010, we had no accrued interest and penalties.

The following reconciliation illustrates the unrecognized tax benefits for the years ended December 31:

(in millions)	2011	2010
Unrecognized tax benefits – beginning of period	$5.5	$5.9
Payments	—	—
Decreases	—	(0.4)
Additions	—	—

Unrecognized tax benefits – end of period	$5.5	$5.5

We have recorded unrecognized tax benefits for uncertain tax positions reported on returns that are currently being examined by the tax authorities. We expect that the tax authorities will complete their review of these positions during calendar year 2012; therefore, the amount of the unrecognized tax benefit could be reduced by $5.5 million within the next 12 months.

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

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2011.

( in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$0.2	$—	$0.2	$—

Balance as of December 31, 2011	$0.2	$—	$0.2	$—

Liabilities:
Commodity futures contracts	($3.5)	$—	($3.5)	$—
Foreign currency derivatives	(13.1)	—	(13.1)	—

Balance as of December 31, 2011	($16.6)	$—	($16.6)	$—

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2010.

( in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$7.3	$—	$7.3	$—
Foreign currency derivatives	5.2	—	5.2	—

Balance as of December 31, 2010	$12.5	$—	$12.5	$—

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

Premiums paid on options are initially recorded as deferred charges. We assess the effectiveness of our futures and forwards using the dollar offset method.

Our hedging activities primarily involve use of foreign currency forward exchange contracts, options and commodity futures contracts. These contracts are designated as cash flow hedges. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and commodity price fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved, and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian Real, the Euro, and the Indian Rupee, against the U.S. Dollar. Our primary commodity risk is the price risk associated with forecasted purchases of materials used in our manufacturing process.

Cash flow hedges. We recognize all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet and formally document relationships between cash flow hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to the forecasted exposure, such as sales to third parties denominated in a non-local currency and commodity purchases. For derivative instruments that are designated and qualify as a cash flow hedge, all changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in accumulated other comprehensive income (“AOCI”), until the hedged exposure affects earnings. The effective portions of gains or losses on hedging instruments are reclassified from AOCI into earnings in the same line item associated with the forecasted transaction. Gains and losses on the derivative representing either ineffective hedges or hedge components excluded from the assessment of effectiveness are recognized immediately in earnings. In either case, the derivatives affect cash flow at the time the contract is settled. The consolidated statement of operations classification of effective hedge results is the same as that of the underlying exposure. The maximum amount of time we hedge our exposure to the variability in future cash flows for forecasted trade sales and purchases is eighteen months.

We formally assess at a hedge’s inception and on a quarterly basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, we discontinue hedge accounting prospectively and carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in earnings. For the fiscal years ended December, 31 2011 and 2010, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The notional amount outstanding of forward contracts designated as cash flow hedges was $131.5 million and $109.6 million at December 31, 2011 and 2010, respectively.

The following table presents the fair value of our derivatives designated as hedging instruments in our consolidated balance sheet as of December 31, 2011 and 2010:

	Asset (Liability) Derivatives
	December 31, 2011		December 31, 2010
( in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Commodity futures contracts	Fair value of hedge asset	$0.2	Fair value of hedge asset	$7.3
Commodity futures contracts	Fair value of hedge liability	(3.5)	Fair value of hedge liability	—
Foreign currency derivatives	Fair value of hedge asset	—	Fair value of hedge asset	5.2
Foreign currency derivatives	Fair value of hedge liability	(13.1)	Fair value of hedge liability	—

Total		($16.4)		$12.5

The following table presents the impact of derivatives designated as hedging instruments on our consolidated statements of operations for our derivatives designated as cash flow hedging instruments for the year ended December 31, 2011, 2010 and 2009.

( in millions) Derivatives designated	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
as hedging instrument	2011	2010	2009		2011	2010	2009		2011	2010	2009
Commodity	($4.5)	$10.4	$12.8	Cost of Sales	$5.8	$8.8	$5.9	Cost of Sales	($1.3)	$—	$1.3
Currency	(10.9)	6.6	21.6	Cost of Sales	6.7	7.5	9.6	Cost of Sales	(0.7)	—	—

Total	($15.4)	$17.0	$34.4		$12.5	$16.3	$15.5		($2.0)	$—	$1.3

As of December 31, 2011, we estimate that it will reclassify into earnings during the next 12 months approximately $15.4 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices require us to post cash collateral with our hedge counterparties. At December 31, 2011, we were required to post $5.6 million of cash collateral on our hedges.

NOTE 16. Commitments and Contingencies

Operating leases

Total rental expense for operating leases was $8.2 million, $7.3 million, and $4.5 million for the fiscal years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, future minimum lease payments under noncancelable operating leases amounted to $13.4 million as follows: 2012, $2.5 million; 2013, $2.2 million, 2014, $2.0 million, 2015, $2.0 million, and after 2015, $4.7 million.

Accounts Receivable

A portion of accounts receivable at our Brazilian subsidiary are sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with recourse, were $10.1 million and $17.2 million at December 31, 2011 and 2010, respectively, and the discount rate was 4.7% and 5.6% in 2011 and 2010, respectively.

Purchase Commitments

As of December 31, 2011, we had $13.7 million of noncancelable purchase commitments with some suppliers for materials and supplies in the normal course of business.

Letters of credit

We issue letters of credit in the normal course of business, as required by some vendor contracts. As of December 31, 2011 and 2010, we had $3.5 million and $6.4 million, respectively in outstanding letters of credit.

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

U.S. Horsepower label litigation

A nationwide class-action lawsuit filed against us and other defendants (Ronnie Phillips et al v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) alleged that the horsepower labels on the products the plaintiffs purchased, which included products manufactured by our former Engine & Power Train business, were inaccurate. The plaintiffs sought certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the claims made under the Racketeer Influenced and Corrupt Organization (“RICO”) Act with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to re-file amended claims in individual state courts; and (iii) ordered that any amended complaint for the three Illinois plaintiffs be re-filed by May 30, 2008. Since that time, eleven plaintiff’s firms have filed 64 class action matters in 48 states, the District of Columbia and Puerto Rico, asserting claims on behalf of consumers in each of those jurisdictions with respect to lawnmower purchases from January 1, 1994 to the present. We joined the joint defense group with other lawnmower and component manufacturers who are defendants. In the fourth quarter of 2009, a conceptual offer by a group of the defendants, including us, of $51.0 million was accepted in principle with the actual settlement terms to be negotiated. On February 24, 2010, we, along with the other settling defendants, executed a settlement agreement (the “group settlement”) with plaintiffs resolving claims against the group of settling defendants in exchange for a group payment of $51.0 million, a one-year warranty extension for qualifying class members and injunctive relief regarding future lawnmower engine labeling practices. On February 26, 2010, the court entered an order preliminarily approving the group settlement, certifying the settlement class, appointing settlement class counsel and staying proceedings against the settling defendants. The settlement class consists of all persons or entities in the United States who, beginning January 1, 1994, up to the date when notice of the preliminary approval was published (April 12, 2010) purchased, for their own use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a defendant. On August 16, 2010, the District Court entered orders approving each of the settlements. A number of objectors filed appeals regarding the settlement approval orders and other related orders in the United States Court of Appeals for the Seventh Circuit, but as of February 16, 2011, all of those appeals have been dismissed. Accordingly, our settlement agreement is final and we paid the balance of our $6.2 million allocable portion of the settlement in the first quarter of 2011, and the majority our extended warranty period ends in March 2012. We accrued the expected costs of our performance of our settlement obligations in prior periods and, as such, management does not currently expect that the settlement will have a material adverse effect on our 2012 consolidated operating results or financial condition.

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

We are cooperating fully with these investigations. In addition, we have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division’s Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed to not bring any criminal prosecution or impose any monetary fines with respect to the investigation against us as long as we, among other things, continue our full cooperation in the investigation. We have received similar conditional immunity from the European Commission and the SDE, and have received or requested immunity or leniency from competition authorities in other jurisdictions. On December 7, 2011, the European Commission announced it had reached a cartel settlement under which certain of Tecumseh’s competitors received fines for the conduct investigated. As a result of our conditional immunity, we were not assessed any fine.

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

Under the terms of the Settlement Agreement, in exchange for plaintiffs’ full release of all U.S. direct-purchaser claims against us relating to the Covered Products, we agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $250,000 for notice and administrative costs associated with administering the settlement. These costs were accrued as an expense in the second quarter of 2010 (and paid in the third quarter of 2010) in the line item captioned “Impairments, restructuring charges, and other items”. On June 13, 2011, the Court issued an order denying without prejudice a motion for preliminary approval of Tecumseh’s proposed settlement with the direct purchaser plaintiffs because the time frame and products covered by the proposed settlement class were inconsistent with the Court’s rulings of the same day, granting in part, a motion by the other defendants to dismiss claims by the direct purchaser plaintiffs. The Court also denied the direct purchaser plaintiffs’ motion for reconsideration of the Court’s ruling dismissing these claims. As a result of these Court rulings, both Tecumseh and the direct purchaser plaintiffs have the option to rescind the Settlement Agreement, in which case the settlement amount will be returned to Tecumseh. Alternatively, Tecumseh and the direct purchaser plaintiffs may agree to amend the Settlement Agreement to be consistent with the Court’s rulings on the motion to dismiss, in which case the amended Settlement Agreement would be subject to court approval. The direct purchaser plaintiffs filed an amended complaint to reflect the Court’s rulings on the motion to dismiss, and also have requested leave to further amend that complaint to cover a broader scope of products. The court has not yet acted on this motion. Even if the court approves an amended Settlement Agreement, under its current terms, if our customers representing a significant percentage of purchases of Covered Products choose not to participate in the settlement (opt-out), we have the right under certain circumstances to withdraw from the Settlement Agreement and have the settlement funds returned.

The remaining indirect purchaser class actions in the U.S. are in a preliminary stage. A consolidated amended complaint was filed on June 30, 2010. Tecumseh filed a motion to dismiss the indirect purchaser class action on August 30, 2010. In Canada, the class actions are still in a preliminary stage.

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

Platinum

On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Exchange Act, common law fraud and negligent misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washers and augers, among other applications. Snowstorm seeks approximately $27,000,000 (inclusive of interest and litigation expenses), punitive damages and a declaratory judgment that we are obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An answer on our behalf was filed on January 27, 2010. On January 20, 2010, Alix Partners, LLP, AP Services LLC and James Bonsall filed a Motion to Dismiss Snowstorm’s complaint in its entirety. On September 21, 2010, the United States District Court for the District of Delaware issued an Opinion and Order granting in part, and denying in part, Alix Partners, LLP, AP Services LLC and James Bonsall’s Motion to Dismiss. In addition, Alix Partners, LLP, AP Services LLC, and James Bonsall allege that we are obligated to defend and indemnify them in connection with this lawsuit. We intend to vigorously defend the lawsuit. The parties are currently conducting written discovery, which is scheduled to be completed by March 31, 2012. A pretrial conference is scheduled for June 5, 2012, and trial is set to begin on June 18, 2012. A court ordered mediation took place on October 5, 2011 in Delaware, but the parties were unable to resolve their dispute. After additional submissions to the mediator, a follow-up court ordered mediation took place on January 24, 2012. The parties were still unable to resolve their dispute. This claim has been submitted under our D&O insurance as we have met our deductible limits and we have begun receiving reimbursement of ongoing legal expense incurred in this matter. To date, we have received $0.4 million of reimbursements. At this time, we do not have a reasonable estimate the amount of our ultimate liability, if any, or the amount of any potential future settlement, but the amount could be material to our financial position, consolidated results of operations and cash flows.

Environmental Matters

At December 31, 2011 and December 31, 2010 we had accrued $3.6 million and $4.2 million, respectively, for environmental remediation. Included in the December 31, 2011 balance was an accrual of $1.8 million for the remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. Remediation efforts are ongoing, most of which will be completed in the next 6 to 12 months while monitoring activities are anticipated to be completed by the end of 2019.

We were named by the USEPA as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. In 2003, with the cooperation of the USEPA, we and Pollution Risk Services, LLC (“PRS”) entered into a Liability Transfer and Assumption Agreement (the “Liability Transfer Agreement”). Under the terms of the Liability Transfer Agreement, PRS assumed all of our responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for potential future liabilities related to Natural Resource Damages (“NRD”). Also, as required by the Liability Transfer Agreement, we purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS. After the remediation is completed at the Site, the natural resource trustees (Wisconsin Department of Natural Resources, U.S. Fish and Wildlife Service, and the National Oceanic and Atmospheric Administration) will have the opportunity to assess if there is any NRD and could assess a fine at that time. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future claims, but the amount could be material to our financial position, consolidated results of operations and cash flows. Remediation is expected to be completed in 2012 or 2013.

In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2010, the remainder of the work required by the WDNR was completed subject to two years of monitoring to be completed by the end of 2012. The monitoring results showed no contamination in the building except for one small area which showed values that exceeded initial values sought by the WDNR. We completed the remediation of this small area in the fourth quarter of 2010. We anticipate the closure of this site by the WDNR in 2013.

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

NOTE 17. Business Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The accounting policies of the reportable segments are the same as those described in Note 1, “Accounting Policies”.

Assets held for sale as of December 31, 2011 consist of our Grafton facility, from our former Engine and Power Train Group.

External customer sales by geographic area are based upon the destination of products sold. In 2011 and 2010 one household refrigeration and freezer customer accounted for 10.0% and 10.1% of our consolidated sales. Long-lived assets by geographic area are based upon the physical location of the assets.

Assets, capital expenditures and depreciation and amortization from continuing operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

Business Segment Information (in millions)

	2011	2010	2009
Assets:
Compressor products	$452.1	$662.6	$613.8
Corporate and consolidating items	111.1	98.7	153.3
Assets held for sale	0.5	0.5	—

Total assets	$563.7	$761.8	$767.1

Capital expenditures:
Compressor products	$11.5	$6.8	$5.5
Corporate and consolidating items	6.2	2.4	2.4

Total capital expenditures	$17.7	$9.2	$7.9

Depreciation and amortization:
Compressor products	$32.6	$33.4	$37.5
Corporate and consolidating items	7.9	7.0	7.7

Total depreciation and amortization	$40.5	$40.4	$45.2

Geographic Information (in millions)

	2011	2010	2009
Customer Sales by Destination
North America
United States	$170.6	$171.8	$139.3
Other North America	19.0	25.4	18.0

Total North America	189.6	197.2	157.3

South America
Brazil	224.6	216.3	168.6
Other South America	53.1	80.9	63.8

Total South America	277.7	297.2	232.4
Europe	210.8	209.9	184.1
Asia
China	24.7	28.9	14.4
India	48.1	82.1	60.5
Rest of Asia	24.9	26.9	18.7

Total Asia	97.7	137.9	93.6
Middle East and Africa	88.6	91.6	68.5

	$864.4	$933.8	$735.9

	2011	2010	2009
Net Fixed Assets
United States	$35.3	$39.0	$47.0
Brazil	110.7	144.2	158.6
India	30.0	39.9	39.7
Europe	13.4	11.8	14.4

	$189.4	$234.9	$259.7

NOTE 18. Quarterly Financial Data – Unaudited

	Quarter
(in millions, except per share data)	First	Second	Third	Fourth	Total
2011
Net sales	$242.9	$248.8	$198.3	$174.4	$864.4
Gross profit*	19.4	14.5	5.0	(1.0)	37.9
Net loss(a)	(8.4)	(8.9)	(21.8)	(34.1)	(73.2)

Basic and diluted earnings (loss) per share	($0.45)	($0.48)	($1.18)	($1.85)	($3.96)

2010
Net sales	$238.7	$249.3	$221.6	$224.2	$933.8
Gross profit*	24.6	28.9	21.3	9.5	84.3
Net loss(b)	(41.9)	(5.1)	(3.2)	(6.6)	(56.8)

Basic and diluted earnings (loss) per share	($2.26)	($0.27)	($0.17)	($0.37)	($3.07)

*	Certain reclassifications have been made to prior results to conform to classifications used at December 31, 2011. These classifications have no impact on net income.

(a)

Includes the effects of $8.0 million in expenses related to severance associated with reductions in force, $0.1 million for additional estimated environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility and an impairment of assets for $0.4 million.

(b)

Includes the effects of $40.3 million in expenses related to the reversion of our hourly pension plan, $7.3 million in expenses related to settlement of a portion of our antitrust litigation, $1.2 million for additional estimated environmental costs, $2.5 million related to severance associated with reductions in force, and a $0.4 million impairment of an investment, partially offset by a $1.0 million gain from our previous salaried pension plan that was terminated in 2008 and a $0.4 million curtailment gain.

NOTE 19. New Accounting Standards

In December 2011, The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. This amendment is effective at the same time as ASU No. 2011-05. Therefore, this Update is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU No. 2011-12 impacts presentation only and management believes it will have no material effect on our financial statements.

In June 2011, FASB issued ASU No. 2011-05, to amend Accounting Standards Codification “ASC 220”, “Presentation of Comprehensive Income”. This amendment will require companies to present the components of net income and other comprehensive income either in a single continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This amendment, which should be applied retrospectively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. ASU No. 2011-05 impacts presentation only and management believes it will have no material effect on our financial statements.

In May 2011, FASB issued ASU No. 2011-04, to amend Accounting Standards Codification “ASC 820”, “Fair Value Measurement”. This amendment is intended to represent the converged guidance of U.S. GAAP and IFRS on fair value measurements. This guidance clarifies the result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. This amendment is effective during interim and annual periods beginning after December 15, 2011. Management believes the adoption of this amendment will have no material effect on our financial statements.

NOTE 20. Subsequent Events

We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2011, our President and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment, management used the framework described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders Tecumseh Products Company

We have audited Tecumseh Products Company (a Michigan Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tecumseh Products Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Tecumseh Products Company and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Tecumseh Products Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tecumseh Products Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 12, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the caption “Proposal No. 1- Election of Directors – Our Nominees” and “– Qualifications of Directors and Nominees” in our definitive proxy statement relating to our 2012 annual meeting of shareholders scheduled to be held April 25, 2012 and is incorporated herein by reference. The information pertaining to executive officers required by Item 401 of Regulation S-K will be set forth under the caption “Executive Officers” in our definitive proxy statement relating to our 2012 annual meeting of shareholders scheduled to be held April 25, 2012 and is incorporated herein by reference. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2012 Annual Meeting of Shareholders scheduled to be held April 25, 2012 and is incorporated herein by reference.

The information required to be reported pursuant to Item 406 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors – Code of Conduct” in our definitive proxy statement relating to our 2012 Annual Meeting of Shareholders scheduled to be held April 25, 2012 and is incorporated herein by reference. The information required to be reported pursuant to paragraphs (d)(4) and (d)(5) of Item 407 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors – Committees of the Board” and “– Audit Committee” in our definitive proxy statement relating to our 2012 annual meeting of shareholders scheduled to be held April 25, 2012 and is incorporated herein by reference. No information is required to be reported pursuant to paragraph (c)(3) of Item 407 of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be reported pursuant to Item 402 of Regulation S-K and paragraph (e)(5) of Item 407 of Regulation S-K will be set forth under the caption “Executive Compensation,” and the information required to be reported pursuant to paragraph (e)(4) of Item 407 of Regulation S-K will be set forth under the sub-caption “Compensation Committee Interlocks and Insider Participation” under the caption “Information Concerning the Board of Directors” in our definitive proxy statement relating to our 2012 annual meeting of shareholders scheduled to be held April 25, 2012 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The information required to be reported pursuant to Item 403 of Regulation S-K will be set forth under the caption “Share Ownership” in our definitive proxy statement relating to our 2012 annual meeting of shareholders scheduled to be held April 25, 2012 and is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item 407 of Regulation S-K will be set forth under the sub-captions “Board Independence,” “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” under the caption “Information Concerning the Board of Directors” in our definitive proxy statement relating to our 2012 annual meeting of shareholders scheduled to be held April 25, 2012 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be reported pursuant to Item 9(e) of Schedule 14A will be set forth under the caption “Proposal No. 2 – Ratification of Appointment of Independent Accountant - Audit and Non-Audit Fees” in our definitive proxy statement relating to our 2012 annual meeting of shareholders scheduled to be held April 25, 2012 and is incorporated herein by reference.

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

TECUMSEH PRODUCTS COMPANY

Date: March 12, 2012	By	/s/ James J. Connor
James J. Connor
President, Chief Executive Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Office	Date of Signing

/s/ James J. Connor James J. Connor	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 12, 2012

/s/ Janice E. Stipp Janice E. Stipp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Principal Financial Officer)	March 12, 2012

/s/ Kent B. Herrick Kent B. Herrick	Chairman of the Board, Director	March 12, 2012

/s/ Steven J. Lebowski Steven J. Lebowski	Director	March 12, 2012

/s/ Zachary E. Savas Zachary E. Savas	Director	March 12, 2012

/s/ Terence C. Seikel Terence C. Seikel	Director	March 12, 2012

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

Amended and Restated Bylaws of Tecumseh Products Company as amended through June 29, 2010 (incorporated by reference to Exhibit 3(ii) to registrant’s Current Report on Form 8-K, dated June 29, 2010 and filed March 1, 2011, File No. 0-452)

4.1

Letter Agreement, dated June 24, 2010, between Tecumseh Products Company and JPMorgan Chase Bank, N.A. terminating Credit Agreement, (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K, dated June 24, 2010 and filed June 28, 2010, File No. 0-452)

4.2

Revolving Credit and Security Agreement, dated as of April 21, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K dated April 21, 2011 and filed April 27, 2011, File No. 0-452)

4.3

Side Letter, dated as of April 21, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K dated April 21, 2011 and filed April 27, 2011, File No. 0-452)

4.4*

Amendment No. 1 to Revolving Credit and Security Agreement, dated as of December 30, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association

Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Securities and Exchange Commission upon request.

10.1

Description of Death Benefit Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit (10)(f) to registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-452)

10.2

Annual Incentive Plan adopted December 17, 2007 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K For the year ended December 31, 2007, File No. 0-452)

10.3

Long-Term Term Incentive Cash Award Plan adopted March 4, 2008 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.4

Form of Award Agreement (Phantom Shares) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.5

Form of Award Agreement (SARs) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.6

Form of Award Agreement (Phantom Shares and Cash Performance Award) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated March 7, 2011 and filed March 11, 2011, File No. 0-452)

10.7

Amended and Restated Outside Directors’ Deferred Stock Unit Plan adopted December 14, 2010 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 File No. 0-452)

10.8

Description of Standard Director Compensation Arrangements (management contract or compensatory plan or arrangement) (incorporated by reference to the description under the caption “Executive Compensation – Director Compensation” in registrant’s definitive proxy statement relating to its 2011 annual meeting of shareholders held April 27, 2011, File No. 0-452)

10.9

General Release of All Claims, dated as of May 4, 2011 between Tecumseh Products Company and James E. Wainright (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated May 4, 2011 and filed May 10, 2011, File No. 0-452)

10.10

Janice E. Stipp Offer Letter dated October 10, 2011 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated October 17, 2011 and filed October 18, 2011, File No. 0-452)

10.11

Liability Transfer and Assumption Agreement for Sheboygan River and Harbor Superfund Site dated March 25, 2003, by and between Tecumseh Products Company and Pollution Risk Services, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 9, 2003, File No. 0-452)

10.12

Consent Order entered into on December 9, 2004 with Wisconsin Department of Natural Resources and TRC Companies, Inc. (incorporated by reference to Exhibit 10.26 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.13

Exit Strategy Agreement dated December 29, 2004 with TRC Companies, Inc. (incorporated by reference to Exhibit 10.27 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.14

Agreement with AP Services, LLC and AlixPartners, LLP dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed December 14, 2006, File No. 0-452)

10.15

First addendum dated January 19, 2007 to agreement with AP Services, LLC dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed January 25, 2007, File No. 0-452)

10.16

Warrant to Purchase Class A Common Stock of Tecumseh Products Company issued to Tricap Partners II L.P. on April 9, 2007 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

10.17

Registration Rights Agreement dated as of April 9, 2007 between Tecumseh Products Company and Tricap Partners II L.P. (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

21*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP

24*	Power of Attorney

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Document

*	Filed herewith
**	Furnished herewith