Form 10-Q
period 2012-03-31
TECUMSEH PRODUCTS CO
filed 2012-05-07
CIK 96831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2012, the following shares of the registrant’s common stock were outstanding:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938

PART I	FINANCIAL INFORMATION:	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets (unaudited)	3

	Consolidated Statements of Operations (unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) (unaudited)	5

	Consolidated Statements of Cash Flows (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	29

Item 6.	Exhibits	30

	Signatures	31

	Exhibit 10.1

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

	Exhibit 101.INS

	Exhibit 101.SCH

	Exhibit 101.CAL

	Exhibit 101.DEF

	Exhibit 101.LAB

	Exhibit 101.PRE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In Millions, Except Share Data)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$39.2	$49.6
Restricted cash and cash equivalents	6.1	10.8
Accounts receivable, trade, less allowance for doubtful accounts of $1.2 million in 2012 and $1.1 million in 2011	105.6	85.1
Inventories	150.0	135.9
Deferred and recoverable income taxes	1.3	1.4
Recoverable non-income taxes	29.8	28.8
Fair value of hedge	1.4	0.2
Other current assets	12.8	13.9

Total current assets	346.2	325.7

Property, plant, and equipment, net	189.0	189.4
Deferred income taxes	0.1	0.1
Recoverable non-income taxes	18.2	15.7
Deposits	22.6	21.3
Other assets	13.4	11.5

Total assets	$589.5	$563.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$123.8	$97.2
Short-term borrowings	56.6	55.1
Accrued liabilities:
Employee compensation	22.0	20.2
Product warranty and self-insured risks	9.0	8.4
Payroll taxes	11.4	12.0
Fair value of hedge	6.2	16.6
Other	7.8	8.8

Total current liabilities	236.8	218.3

Long-term debt	2.6	4.8
Other postretirement benefit liabilities	7.4	7.3
Product warranty and self-insured risks	3.2	3.5
Pension liabilities	36.4	35.1
Other liabilities	8.9	8.8

Total liabilities	295.3	277.8

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2011 and 2010	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2011 and 2010	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	273.9	281.0
Accumulated other comprehensive (loss) income	(9.2)	(24.6)

Total stockholders’ equity	294.2	285.9

Total liabilities and stockholders’ equity	$589.5	$563.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In Millions, Except Share and per Share Data)

	Three Months Ended March 31,
	2012	2011
Net sales	$219.6	$242.9
Cost of sales	(204.0)	(223.5)

Gross Profit	15.6	19.4
Selling and administrative expenses	(26.6)	(25.9)
Other income (expense), net	6.3	3.2
Impairments, restructuring charges, and other items	(1.2)	(3.3)

Operating loss	(5.9)	(6.6)
Interest expense	(2.6)	(2.4)
Interest income and other, net	0.8	0.2

Loss from continuing operations before taxes	(7.7)	(8.8)
Tax benefit	1.3	1.2

Loss from continuing operations	(6.4)	(7.6)
Loss from discontinued operations, net of tax	(0.7)	(0.8)

Net loss	($7.1)	($8.4)

Basic and diluted loss per share (a):
Loss from continuing operations	($0.34)	($0.41)
Loss from discontinued operations, net of tax	(0.04)	(0.04)

Net loss per share	($0.38)	($0.45)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480

Cash dividends declared per share	$0.00	$0.00

(a)	On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, at $6.05 per share, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant, which expired on April 9, 2012 without the purchase or issuance of additional shares, is not included in diluted earnings per share information since, as of April 9, 2012, the warrant expired unexercised.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In Millions)

	Three Months Ended March 31,
	2012	2011
Net (loss)	($7.1)	($8.4)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7.6	8.1
Postretirement and postemployment benefits:
Prior service credit	(1.8)	(1.6)
Net actuarial gain	(0.5)	(0.3)
Unrealized gain on cash flow hedges	7.8	2.9
Reclassification adjustment for losses (gains) on cash flow hedges included in net (loss)	2.3	(2.6)

Other comprehensive income	15.4	6.5

Total comprehensive income (loss)	$8.3	($1.9)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In Millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	($7.1)	($8.4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	9.6	10.1
Non cash employee retirement benefits	(2.2)	0.8
Deferred income taxes	(1.3)	(1.0)
Share based compensation	(0.2)	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(17.9)	(17.5)
Inventories	(11.0)	(16.1)
Payables and accrued expenses	22.8	9.4
Employee retirement benefits	(0.2)	(0.2)
Recoverable non-income taxes	(2.0)	16.4
Other	(0.2)	1.2

Cash (used in) operating activities	(9.7)	(5.9)

Cash Flows from Investing Activities:
Capital expenditures	(4.1)	(2.4)
Change in restricted cash and cash equivalents	4.7	0.3
Proceeds from sale of assets	—	0.1

Cash provided by (used in) investing activities	0.6	(2.0)

Cash Flows from Financing Activities:
Proceeds from long-term debt	—	0.2
Payments of long-term debt	(2.4)	(2.8)
Other borrowings (repayments), net	0.2	(2.6)

Cash (used in) financing activities	(2.2)	(5.2)

Effect of exchange rate changes on cash	0.9	1.3

Decrease in cash and cash equivalents	(10.4)	(11.8)
Cash and Cash Equivalents:
Beginning of Period	49.6	65.9

End of Period	$39.2	$54.1

Supplemental Schedule of Noncash Investing and Financing Activities:
Cash paid for taxes	$0.2	$0.1
Cash paid for interest	$2.5	$2.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Accounting Policies

The accompanying unaudited consolidated financial statements of Tecumseh Products Company and subsidiaries (the “Company”, “we” or “us”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Due to the seasonal nature of certain product lines, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Reclassification

Certain reclassifications have been made to prior results to conform to classifications used at March 31, 2012. These reclassifications have no impact on net income. This includes $3.2 million for the three months ended March 31, 2011 of other income reclassified from “cost of sales” to “other income (expense), net”. These reclassifications have no impact on net income.

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

For the quarter ended March 31, 2012, total loss from discontinued operations net of income taxes was $0.7 million. This included $0.3 million for anticipated claims related to worker’s compensation and product liability, $0.2 related to environmental accruals and $0.2 million in operating costs for our Grafton facility (formerly of the Engine and Power Train Group). See Note 11, “Income Taxes”, for a discussion of income taxes included in discontinued operations.

For the quarter ended March 31, 2011, total loss from discontinued operations net of income taxes was $0.8 million. This included $0.1 million related to our Grafton facility for operating costs and $0.7 million for legal fees and settlements for other sold businesses.

Our Grafton facility, an asset held from our former Engine and Power Train Group, is classified as held for sale on our consolidated balance sheet under the caption “other current assets” in the amount of $0.5 million.

NOTE 3. Inventories

The components of inventories are as follows:

	March 31,	December 31,
(In Millions)	2012	2011
Raw materials, net of reserves	$76.5	$72.1
Work in progress	2.1	2.0
Finished goods, net of reserves	71.4	61.8

	$150.0	$135.9

Raw materials are net of a $5.0 million and $4.4 million reserve for obsolete and slow moving inventory at March 31, 2012 and December 31, 2011, respectively. Finished goods are net of a $2.9 million and $2.5 million reserve for obsolete and slow moving inventory and lower of cost or market at March 31, 2012 and December 31, 2011, respectively.

NOTE 4. Property, Plant and Equipment, net

The components of property, plant and equipment, net are as follows:

	March 31,	December 31,
(In Millions)	2012	2011
Land and land improvements	$14.4	$13.8
Buildings	98.0	91.0
Machinery and Equipment	849.2	827.7

	961.6	932.5
Less accumulated depreciation	779.8	754.6

	181.8	177.9
Construction in process	7.2	11.5

Property, plant and equipment, net	$189.0	$189.4

Depreciation expense associated with property, plant and equipment was $9.6 million and $10.1 million for the three months ended March 31, 2012, and 2011, respectively.

NOTE 5. Pension and Other Postemployment Benefit (OPEB) Plans

The following tables present the components of net periodic expense (benefit) of the Company’s Pension and OPEB plans:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In Millions)	2012	2011	2012	2011
Service cost	$0.6	$0.5	$—	$0.2
Interest cost	1.7	2.0	0.1	0.2
Expected return on plan assets	(2.1)	(2.1)	—	—
Amortization of net loss (gain)	0.7	0.3	(2.4)	(2.4)

Net periodic expense (benefit)	$0.9	$0.7	($2.3)	($2.0)

We have defined contribution retirement plans that cover substantially all U.S. employees. The combined expense for these plans was $1.0 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan.

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

Historically, such taxes were typically credited against income taxes. However, with reduced profitability, primarily in Brazil, we instead sought these refunds via alternate proceedings.

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(In Millions)	2012	2011
Brazil	$37.7	$35.8
India	9.5	8.0
Europe	0.8	0.7

Total recoverable non-income taxes	$48.0	$44.5

At March 31, 2012, a receivable of $29.8 million was included in current assets and $18.2 million was included in non-current assets and is expected to be recovered through 2014. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

NOTE 7. Warranties

Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers.

Changes in accrued product warranty costs for the periods ended March 31, 2012 and 2011 are summarized as follows:

(In Millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Balance at January 1,	$6.5	$5.9
Settlements made (in cash or in kind)	(1.6)	(1.5)
Current year accrual	2.0	1.9
Adjustments to preexisting warranties	—	0.1
Effect of foreign currency translation	—	—

Balance at March 31,	$6.9	$6.4

Warranty expense was $2.0 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, $6.1 million was included in current liabilities and $0.8 million was included in non-current liabilities. At December 31, 2011, $5.7 million was included in current liabilities and $0.8 million was included in non-current liabilities.

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

The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level. We are in compliance with all covenants and terms of the agreement at March 31, 2012.

At March 31, 2012, our borrowings under this facility totaled $10.3 million, and we have an additional $11.9 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.5 million in outstanding letters of credit. A quarterly covenant is based on our average undrawn borrowing availability and was such that the covenant didn’t apply. We paid $0.3 million in fees associated with the agreement in 2011, which were capitalized and will be amortized over the term of the agreement. We must also pay a facility fee of 0.375% a year on the unused portion of the facility.

We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.

As of March 31, 2012, we did not have any outstanding balances on our European credit facilities. We had several unsecured, uncommitted discretionary facilities which we will allow to expire before the end of the second quarter of 2012. In January, we paid and terminated two facilities which had an aggregate outstanding balance of $2.6 million and an additional $3.4 million in availability. We replaced these credit facilities with a factoring facility based on eligible receivables calculated under the factoring agreement, which will allow us to obtain cash more quickly for our receivables.

In Brazil, as of March 31, 2012, we have uncommitted, discretionary revolving credit facilities with several local private Brazilian banks (most of which are guaranteed by the Brazilian government) for an aggregate maximum of $42.0 million, subject to a borrowing base formula computed on a monthly basis. These credit facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from May 15, 2012 through July 15, 2013. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, at their discretion, whether to make new advances with respect to each draw on such facility and there are no restrictive covenants on these credit facilities. In early 2012, we paid and terminated several of our Brazilian credit facilities which had $4.7 million outstanding, and replaced these credit facilities with additional factoring. Our borrowings under these revolving credit facilities totaled $34.0 million, with an additional $8.0 million available for borrowing, based on our accounts receivable and inventory at that date.

In India, based upon exchange rates as of March 31, 2012, we have an aggregate maximum of $15.3 million of revolving credit facilities which are secured by land, building and equipment, inventories and receivables and are subject to a borrowing base formula computed on a monthly basis. These facilities have expired and are in the process of being renewed. Historically we have been able to renew these facilities when they expire; however, such renewal is at the discretion of the banks. Our borrowings under these facilities, based on the exchange rate as of March 31, 2012, totaled $14.9 million, and based on the exchange rate and our borrowing base as of March 31, 2012, we had $0.4 million availability for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets located in India.

Our consolidated borrowings under these arrangements totaled $59.2 million at March 31, 2012 and $59.9 million at December 31, 2011. Our weighted average interest rate for these borrowings was 9.3% for the three months ended March 31, 2012 and 9.7% for the three months ended March 31, 2011.

NOTE 9. Share-Based Compensation Arrangements

Prior to March 7, 2011, under our Long-Term Incentive Cash Award Plan, two types of incentives were awarded, both of which were based upon the value of our Class A shares; stock appreciation rights (“SARs”) and phantom shares. SARs were granted with an exercise price equal to the closing price of our common stock on the date of the grant, as reported by the NASDAQ Stock Market. SARs and phantom shares were generally granted to non-employee directors and key employees in the first quarter of each year, vested one-third each year over a three year period and had a seven year term. For the three months ended March 31, 2012, 18,803 phantom shares vested and were paid in 2012 at a price of $5.08 per share, reducing our liability by $0.1 million.

Effective March 2, 2012, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. The actual phantom share award amounts for 2012 will be determined based on specified performance targets with respect to performance in 2012 and 25% of the potential awards will be determined at the discretion of our Board of Directors. We record these performance phantom shares as an expense and corresponding liability only when we estimate that it is more likely than not that we will achieve the threshold level of performance necessary for any phantom shares to be awarded. As of March 31, 2012 our estimate of the likelihood of achieving the threshold level of performance resulted in no compensation expense being recorded in this period for performance phantom shares. Had we believed we were on-track to achieve the necessary threshold level for the full year of 2012, the target compensation expense recognized for the quarter ended March 31, 2012 would have been $0.6 million.

Effective March 7, 2011, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. For the quarter ended March 31, 2011, we did not record any expense, based on our then estimate of our 2011 performance.

We measure the fair value of outstanding phantom shares based upon the closing stock price of our Class A common stock on the last day of the reporting period. At March 31, 2012 and December 31, 2011, the closing stock price on our Class A common stock was $4.02 and $4.70 respectively.

We measure the fair value of each SAR, also based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of March 31, 2012 and 2011 using the following assumptions:

	March 31, 2012	March 31, 2011
Risk-free interest rate	0.49-0.98%	1.76-2.54%
Dividend yield	0.0%	0.0%
Expected life (years)	2.9-4.8 years	3.9-5.8 years
Volatility	70.48%	83.88%

Since both the SARs and the phantom shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet.

The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the three-year vesting period of the awards. Total compensation (income) expense related to the plan for the three months ended March 31, 2012 and March 31, 2011 was $(0.1) million and $0.9 million, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. As of March 31, 2012, lower stock prices have reduced the value of these awards. The total unrecognized compensation liability as calculated at March 31, 2012 and December 31, 2011 was $0.1 million and $0.1 million, respectively.

NOTE 10. Impairments, Restructuring Charges, and Other Items

The charges recorded as impairment, restructuring, and other charges for the three months ended March 31, 2012 and 2011 are as follows:

(In Millions)	Three Months Ended March 31,
	2012	2011
Severance, restructuring costs, and special termination benefits	$1.2	$3.3

Total impairments, restructuring charges, and other items	$1.2	$3.3

Impairments, restructuring charges, and other items for the first quarter of 2012 include $1.2 million related to severance associated with a reduction in force at our Brazilian ($0.7 million), North American ($0.2 million), and Corporate ($0.3 million) locations.

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

The following table reconciles activities for the three months ended March 31, 2012 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Other	Total
Balance at January 1, 2012	$0.1	$1.8	$1.9
Accruals	0.5	—	0.5
Payments	(0.1)	(0.2)	(0.3)

Balance at March 31, 2012	$0.5	$1.6	$2.1

The accrued severance balance at March 31, 2012 includes $0.4 million for payments to be made related to our reduction in force at our corporate locations and is expected to be paid in the second quarter of 2012. The remaining $0.1 million of accrued severance relates to payments to be made related to our European reduction in force and is expected to be paid in 2012. The environmental reserve balance at March 31, 2012, included in other, represents the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility, and is expected to be paid in the next 12 months. See Note 14, “Commitments and Contingencies”, for additional information.

NOTE 11. Income Taxes

We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur. We adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. For the period ended March 31, 2012, we calculated our tax provision based on the estimate of the annual effective tax rate.

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

At March 31, 2012 and December 31, 2011, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions, specifically the U.S., Brazil, France, Canada, India and China in which we believe it is not more likely than not that the deferred taxes will be realized.

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

NOTE 12. Fair Value

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

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of March 31, 2012.

(In Millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$1.4	$—	$1.4	$—
Foreign currency derivatives	—	—	—	—

Balance as of March 31, 2012	$1.4	$—	$1.4	$—

Liabilities:
Commodity futures contracts	($0.4)	$—	($0.4)	$—
Foreign currency derivatives	(5.8)	$—	(5.8)	$—

Balance as of March 31, 2012	($6.2)	$—	($6.2)	$—

NOTE 13. Derivative Instruments and Hedging Activities

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

Our hedging activities primarily involve use of foreign currency forward exchange contracts and commodity futures contracts. These contracts are designated as cash flow hedges. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and commodity price fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved, and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian Real, the Euro, and the Indian Rupee, against the U.S. Dollar. Our primary commodity risk is the price risk associated with forecasted purchases of materials used in our manufacturing process.

At March 31, 2012 and December 31, 2011, there were no gains or losses on contracts reclassified into earnings as a result of the discontinuance of cash flow hedges. The notional amount outstanding of forward contracts designated as cash flow hedges was $113.2 million and $131.5 million at March 31, 2012 and December 31, 2011, respectively.

The following table presents the fair value of the Company's derivatives designated as hedging instruments in our consolidated balance sheet as of March 31, 2012 and December 31, 2011:

	Asset (Liability) Derivatives
	March 31, 2012		December 31, 2011
(In Millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Commodity futures contracts	Fair value of hedge asset	$1.4	Fair value of hedge	$0.2
Commodity futures contracts	Fair value of hedge liability	(0.4)	Fair value of hedge	(3.5)
Foreign currency derivatives	Fair value of hedge asset	—	Fair value of hedge	—
Foreign currency derivatives	Fair value of hedge liability	(5.8)	Fair value of hedge	(13.1)

Total		($4.8)		($16.4)

The following table presents the impact of derivatives designated as hedging instruments on our consolidated statements of operations for our derivatives designated as cash flow hedging instruments for the three months ended March 31, 2012 and March 31, 2011.

(In Millions)	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivatives designated as hedging instrument	2012	2011		2012	2011		2012	2011
Commodity...	$3.2	$1.5	Cost of Sales	($1.2)	$3.0	Cost of Sales	($0.1)	$—
Currency……………	6.4	3.8	Cost of Sales	(1.1)	1.7	Cost of Sales	(0.3)	0.4

Total	$9.6	$5.3		($2.3)	$4.7		($0.4)	$0.4

As of March 31, 2012, we estimate that we will reclassify into earnings during the next 12 months approximately $4.1 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices require us to post cash collateral with our hedge counterparties. At March 31, 2012, we were required to post $1.7 million of cash collateral on our hedges.

NOTE 14. Commitments and Contingencies

Accounts Receivable

A portion of accounts receivable at our Brazilian subsidiary are sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse, were $13.1 million and $10.1 million at March 31, 2012 and December 31, 2011, respectively, and the discount rate was 6.0% and 4.7% at March 31, 2012 and December 31, 2011, respectively. Under our factoring program in Europe, we may discount receivables with recourse; however, at March 31, 2012, there were no receivables sold with recourse.

Purchase Commitments

As of March 31, 2012 and December 31, 2011, we had $32.7 and $13.7 million, respectively of noncancelable purchase commitments with some suppliers for materials and supplies in the normal course of business. The increase as of March 31, 2012 is due to commodity purchases for future use near the end of the quarter due to the Company’s outlook on short-term pricing.

Letters of credit

We issue letters of credit in the normal course of business, as required by some vendor contracts. As of March 31, 2012 and December 31, 2011, we had $3.5 million and $3.5 million, respectively, in outstanding letters of credit.

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

We are cooperating fully with these investigations. In addition, we have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division’s Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed to not bring any criminal prosecution or impose any monetary fines with respect to the investigation against us as long as we, among other things, continue our full cooperation in the investigation. We have received similar conditional immunity from the European Commission and the SDE, and have received or requested immunity or leniency from competition authorities in other jurisdictions. On December 7, 2011, the European Commission announced it had reached a cartel settlement under which certain of our competitors received fines for the conduct investigated. As a result of our conditional immunity, we were not assessed any fine.

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

Under the terms of the Settlement Agreement, in exchange for plaintiffs’ full release of all U.S. direct-purchaser claims against us relating to the Covered Products, we agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $250,000 for notice and administrative costs associated with administering the settlement. These costs were accrued as an expense in the second quarter ended June 30, 2010 in the line item captioned “Impairments, restructuring charges, and other items”. On June 13, 2011, the Court issued an order denying without prejudice a motion for preliminary approval of our proposed settlement with the direct purchaser plaintiffs because the time frame and products covered by the proposed settlement class were inconsistent with the Court’s rulings of the same date granting, in part, a motion by the other defendants to dismiss claims by the direct purchaser plaintiffs. The Court also denied the direct purchaser plaintiffs’ motion for reconsideration of the Court’s ruling dismissing these claims. As a result of these Court rulings, both we and the direct purchaser plaintiffs have the option to rescind the Settlement Agreement, in which case the settlement amount will be returned to us. Alternatively, we and the direct purchaser plaintiffs may agree to amend the Settlement Agreement to be consistent with the Court’s rulings on the motion to dismiss, subject to court approval of the revised agreement. The direct purchaser plaintiffs now have filed an amended complaint to reflect the Court’s rulings on the motion to dismiss, and also have requested leave to further amend that complaint to cover a broader scope of products. The court has not yet acted on this motion.

The remaining indirect purchaser class actions in the United States are in a preliminary stage. A consolidated amended complaint was filed on June 30, 2010, we filed a motion to dismiss the indirect purchaser class action on August 30, 2010. In Canada, the class actions are still in a preliminary stage.

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

On March 12, 2012, a proceeding was commenced by Electrolux do Brasil S.A., in the Civil Division of the State District Court in São Paulo, Brazil, against Tecumseh Do Brasil Ltda. and two other defendants, jointly and severally. The complaint alleges that Electrolux suffered damages from over pricing due to the activities of a cartel of which we and Whirlpool were members. The complaint states that the amount in controversy is Brazilian Real 1,000,000. However, Electrolux would be entitled to recover any damages it is able to prove in the proceeding, in the event that they exceed this amount. We intend to file a timely answer to the complaint and to vigorously defend against the claims asserted by Electrolux.

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

Platinum

On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Exchange Act, common law fraud and negligent misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washers and augers, among other applications. Snowstorm sought approximately $27 million (inclusive of interest and litigation expenses), punitive damages and a declaratory judgment that we are obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint. An answer on behalf of us was filed on January 27, 2010. On January 20, 2010, Alix Partners, LLP, AP Services LLC and James Bonsall filed a Motion to Dismiss Snowstorm's complaint in its entirety. On September 21, 2010, the United States District Court for the District of Delaware issued an Opinion and Order granting in part, and denying in part, Alix Partners, LLP, AP Services LLC and James Bonsall’s Motion to Dismiss. In addition, Alix Partners, LLP, AP Services LLC, and James Bonsall allege that we are obligated to defend and indemnify them in connection with this lawsuit.

This claim has been submitted and approved under our Directors and Officers insurance as we have met our deductible limits. To date, we have received $0.8 million of reimbursements.

See Note 16, “Subsequent Events” for a description of a settlement agreement in connection with this lawsuit, which occurred in April, 2012.

Environmental Matters

At March 31, 2012 and December 31, 2011 we had accrued $3.3 million and $3.6 million, respectively, for environmental remediation. Included in the March 31, 2012 balance is an accrual of $1.6 million for the remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. Remediation efforts are ongoing, most of which will be completed in the next 6-12 months while monitoring activities are anticipated to be completed by the end of 2019.

We were named by the U.S. Environmental Protection Agency as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. In 2003, with the cooperation of the USEPA, we and Pollution Risk Services, LLC (“PRS”) entered into a Liability Transfer and Assumption Agreement (the “Liability Transfer Agreement”). Under the terms of the

Liability Transfer Agreement, PRS assumed all of our responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for potential future liabilities related to Natural Resource Damages (“NRD”). Also, as required by the Liability Transfer Agreement, we purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS. After the remediation is completed at the Site, the natural resource trustees (Wisconsin Department of Natural Resources, U.S. Fish and Wildlife Service, and the National Oceanic and Atmospheric Administration) will have the opportunity to assess, if there is any NRD and could assess a fine at that time. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future claims, but the amount could be material to our financial position, consolidated results of operations and cash flows. Remediation is expected to be completed in 2012 or 2013.

In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2010, the remainder of the work required on-site by the WDNR was completed subject to two years of monitoring to be completed by the end of 2012. The monitoring results showed no contamination in the building except for one small area which showed values that exceeded initial values sought by the WDNR. We completed the remediation of this small area in the fourth quarter of 2010. We anticipate the closure of the on-site groundwater component of the investigation by the WDNR in 2013. We now estimate that the off-site groundwater monitoring for the off-site groundwater component of the investigation will require at least two years of semi-annual monitoring, starting in April 2013, in order to demonstrate concentrations are stable and receive closure from the WDNR.

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

NOTE 15. Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 16. Subsequent Events

We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, at $6.05 per share, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant expired on April 9, 2012 without the purchase or issuance of additional shares.

Effective April 20, 2012, the parties to the lawsuit described in Note 14, “Commitments and Contingencies”, under the caption “Platinum” reached an agreement settling that lawsuit. Plaintiff has agreed to dismiss the lawsuit with prejudice and release each of the Defendants in exchange for payment of $13.5 million. Tecumseh will not be responsible to pay any portion of the settlement. The settlement is being funded by Tecumseh’s and Bonsall’s D&O insurance carriers under a reservation of rights and by the defendants other than Tecumseh. Pursuant to the settlement agreement, Tecumseh will continue to be responsible under the Stock Purchase Agreement for certain third-party indemnity obligations which predate the sale of Tecumseh Power Company, including the horsepower labeling lawsuits. Separately, the Defendants have agreed to mutual releases in exchange for the payment to Tecumseh of $1.75 million.

On April 25, 2012, the Company informed employees and current retirees of the terminations (1) effective May 1, 2012 of the Plan providing life insurance benefits to eligible current and future salaried retirees of the Company in its entirety, (2) effective December 31, 2013 of the Plan providing pre-age 65 retiree group health care benefits to current salaried employees and current salaried retirees of the Company who could participate or who are currently participating in the Plan and (3)

effective May 1, 2012 of the Plan providing pre-age 65 retiree group health care benefits to all current employees who have not satisfied (as of May 1, 2012) the age and Company service requirements to otherwise qualify upon retirement for eligibility for and participation in the Plan. We are assessing the impact of this change on the Consolidated Statements of Operations, which will be recorded in the second quarter. The current accrual balances in our OPEB liabilities and the related balance in Accumulated other comprehensive income as of March 31, 2012 are approximately $5.3 million and $65.8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENTS RELATING TO FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the MD&A and the cautionary statements and discussion of risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 and the information contained in the Consolidated Financial Statements and Notes to Consolidated Statements in Part 1, Item 1 of this report.

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

Economy

Our sales depend significantly on worldwide economic conditions and the demand for the products in which our products are used. Global economic weakness and uncertainty continue to impact our financial results, and are part of the reason for lower sales, and difficulty in managing inventory levels in the first quarter of 2012. Sales decreased in the first quarter of 2012 due to lower volumes, unfavorable changes in product mix and unfavorable foreign currency impacts, partially offset by price increases. Exclusive of the effects of currency translation, sales in the first quarter of 2012 were approximately 6.5% lower compared to the first quarter of 2011. In our household refrigeration and freezer application markets, our volume declines are primarily a result of the Company starting to discontinue some low margin products.

Commodities

Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities.

The average market costs for the types of copper and steel used in our products was mixed in the first quarter of 2012 as compared to the first quarter of 2011, with the copper decreasing by 13.9% and steel decreasing by 3.1%. After consideration of our hedge positions, our average cost of copper in the first quarter of 2012 was 0.6% lower in our results of operations when compared to the first quarter of 2011, primarily due to higher priced hedges under our 2012 hedging agreements. Extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced futures contracts.

The increase in steel prices has a particularly negative impact on our product costs, as there is currently no well-established global market for hedging against increases in the price of steel. Although we have been successful in securing a few contracts to help mitigate the risk of the rising steel market, this market is not very liquid and is only available against our purchases of steel in the U.S.

Based upon the expected increase in sales of the new Mini and Midi platform products, we expect to use more aluminum in our motors in 2012. While aluminum is currently not as volatile as copper and steel, we have proactively executed some futures contracts and options for aluminum to help mitigate the risk of rising aluminum prices.

We have been proactive in addressing the volatility of these costs, including executing futures contracts and options, as of March 31, 2012, that cover approximately 37.9%, 3.2% and 35.3% of our remaining anticipated copper, steel and aluminum, respectively, usage in 2012. However; continued volatility of these costs could nonetheless have an adverse effect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.

We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments, price increases and modified pricing structures with our customers, where available, to allow us to recover our costs in the event that the prices of commodities escalate in a manner similar to what we experienced in 2011. Due to competitive markets for our finished products, we are typically not able to quickly recover product cost increases through price increases or other cost savings. For a discussion of the risks to our business associated with commodity price risk fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.

Currency Exchange

The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first quarters of 2012 and 2011, approximately 78% and 81%, respectively, of our compressor sales activity took place outside the United States, primarily in Brazil, Europe, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, including the Brazilian Real, the Euro and the Indian Rupee. Our Brazilian

manufacturing and sales presence is significant and changes in the Brazilian Real have been significant to our results of operations when comparing them to prior periods. During the first quarter of 2012, the Brazilian Real strengthened against the U.S. Dollar by 2.9%, the Indian Rupee strengthened against the U.S. Dollar by 4.1% and the Euro strengthened against the U.S. Dollar by 2.9%. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.

Liquidity

Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly uncertainties related to future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first three months of 2012, we used $9.7 million of cash in operating activities, which included $17.9 million and $11.0 million used for receivables and inventories, partially offset by cash provided by payables in the amount of $22.8 million.

We expect to receive cash inflows from recoverable non-income taxes through the end of 2012, although no cash was received in the first quarter of 2012 relating to increased accruals for recoverable non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. As of March 31, 2012, $22.4 million of the outstanding refundable Brazilian non-income tax was included in current assets and $15.3 million was included in non-current assets. An additional $15.0 million of our refundable non-income taxes is being held in an interest bearing court appointed cash account until resolution of an unrelated social security tax matter, and is reflected as “Deposits” on our balance sheet. The timing of resolution of this tax dispute is uncertain and might take several years to resolve.

Based on historical payment patterns and the cash deposit described above, and based on the U.S. Dollar to Real exchange rate as of March 31, 2012, we expect to recover approximately $22.4 million of the $37.7 million outstanding refundable taxes in Brazil within the next 12 months. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.

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

We have a Revolving Credit and Security Agreement with PNC. Subject to the terms and conditions of the agreement, PNC has agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. At March 31, 2012, our borrowings under this facility totaled $10.3 million, and we have an additional $11.9 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.5 million in outstanding letters of credit.

We also continue to maintain various credit facilities or factoring arrangements in most other jurisdictions in which we operate. While we believe that current cash balances and, when available, borrowings under available credit facilities and cash inflows related to non-income tax refunds will produce adequate liquidity to implement our business strategy over the foreseeable future, there can be no assurance that such amounts will ultimately be adequate if sales or economic conditions deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until cash production from normal operations improves.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

A summary of our operating results as a percentage of net sales is shown below:

	Three Months Ended March 31,
(Dollars In Millions)	2012	%	2011 *	%
Net sales	$219.6	100.0%	$242.9	100.0%
Cost of sales	(204.0)	(92.9)%	(223.5)	(92.0)%

Gross Profit	15.6	7.1%	19.4	8.0%
Selling and administrative expenses	(26.6)	(12.1)%	(25.9)	(10.7)%
Other income, net	6.3	2.8%	3.2	1.3%
Impairments, restructuring charges, and other items	(1.2)	(0.5)%	(3.3)	(1.3)%

Operating loss	(5.9)	(2.7)%	(6.6)	(2.7)%
Interest expense	(2.6)	(1.2)%	(2.4)	(1.0)%
Interest and other income, net	0.8	0.4%	0.2	0.1%

Loss from continuing operations before taxes	(7.7)	(3.5)%	(8.8)	(3.6)%
Tax benefit (expense)	1.3	0.6%	1.2	0.5%

Net loss from continuing operations	($6.4)	(2.9)%	($7.6)	(3.1)%

*	Certain reclassifications have been made to prior results to conform to classifications used at March 31, 2012. These classifications had no impact on net income.

Net sales in the first quarter of 2012 decreased $23.3 million, or 9.6%, versus the same period of 2011. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $7.6 million, net sales decreased by 6.5% compared to the first quarter of 2011, with volume and mix decreases partially offset by price increases.

Sales of compressors used in commercial refrigeration and aftermarket applications represented 59% of our total sales and decreased by 4.3% to $129.6 million compared to the first quarter of 2011. This decrease was primarily driven by $6.4 million due to lower volumes and sales mix and unfavorable changes in currency exchange rates of $3.1 million, partially offset by price increases of $3.7 million. The volume decrease is mainly attributable to our European market due to increased competition and soft market conditions.

Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 24% of our total sales and decreased by 10.8% to $53.1 million compared to the first quarter of 2011. This decrease is primarily due to unfavorable changes in currency exchange rates of $3.3 million, lower volumes and unfavorable changes in sales mix of $2.2 million and $0.9 million due to price decreases. Volume declines are primarily the result of the Company starting to discontinue some low margin products.

Sales of compressors for air conditioning applications and all other applications represented 17% of our total sales and decreased by 23.1% to $36.9 million, when compared to the first quarter of 2011. This decrease is primarily due to lower volumes and unfavorable changes in sales mix of $10.7 million and $1.2 million of unfavorable currency exchange rate changes, partially offset by price increases of $0.8 million. Volume decreases are primarily due to competition from Asian supply sources in this market and customers reducing their inventory levels based upon their current forecasted demands as the market remains soft.

Gross profit decreased by $3.8 million from $19.4 million, or 8.0%, in the first quarter of 2011 to $15.6 million, or 7.1%, in the first quarter of 2012. The decrease in gross profit in 2012 was primarily attributable to unfavorable changes in other material cost of $4.7 million, unfavorable changes in volume and sales mix of $2.7 million, unfavorable currency exchange effects of $0.4 million and unfavorable absorption of fixed overhead costs given the decline in sales volumes. These decreases were partially offset by a favorable effect of price increases of $3.6 million, favorable changes in commodity costs of $0.4 million.

Selling and administrative (“S&A”) expenses increased by $0.7 million from $25.9 million in the first quarter of 2011 to $26.6 million in the first quarter of 2012. As a percentage of net sales, S&A expenses were 12.1% in the first quarter of 2012 compared to 10.7% in the first quarter of 2011. The increase is mainly due to a non-recurring release of an accrual and facilities costs totaling $1.3 million, partially offset by decreases in supplies and other miscellaneous expenses of $0.6 million.

Other income, net, increased $3.1 million from $3.2 million in the first quarter of 2011 to $6.3 million in the first quarter of 2012. The increase was primarily due to a $1.7 million favorable change in foreign currency exchange rates and a $1.1 million increase due to an Indian government incentive that we started to receive in the first quarter of 2012.

We recorded expense of $1.2 million in impairments, restructuring charges, and other items in the first quarter of 2012 compared to $3.3 million in the same period of 2012. In the first quarter of 2012, these expenses included $1.2 million related to severance costs associated with a reduction in force at our Brazilian ($0.7 million,) North American ($0.2 million) and Corporate ($0.3 million) locations. For a more detailed discussion of these charges, refer to Note 10, “Impairments, Restructuring Charges and Other Items,” of the Notes to the Consolidated Financial Statements in Item 1 of this report.

Interest expense was $2.6 million in the first quarter of 2012 compared to $2.4 million in the same period of 2011. The increase is primarily due to our European subsidiary utilizing a new factoring program for working capital needs. The weighted average interest rate on debt was 9.3% for the three months ended March 31, 2012 compared to 9.7% for the three months ended March 31, 2011.

Interest income and other income, net was $0.8 million in the first quarter of 2012 compared to $0.2 million in the first quarter of 2011, primarily due to the $15.0 million of refundable non-income taxes in Brazil that is being held in an interest bearing court appointed cash account.

For the first quarter of 2012, we recorded a tax benefit of $1.3 million from continuing operations. This tax benefit is comprised of $0.2 million in foreign tax expense and a U.S. federal tax benefit of $1.5 million. The $1.2 million income tax benefit from continuing operations for the first quarter of 2011 is comprised of $1.0 million in foreign tax benefit and a U.S. federal tax benefit of $0.2 million.

Net loss from continuing operations for the quarter ended March 31, 2012 was $6.4 million, or $0.34 per share, as compared to $7.6 million, or $0.41 per share, in the same period of 2011. The change was the result of sales decreases in the current quarter, more than offset by the other factors as discussed above.

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

Cash Flow

In the first quarter of 2012, cash used in operations amounted to $9.7 million as compared to $5.9 million of cash used in operations in the first quarter of 2011. The cash flows from operations for the quarter ended March 31, 2012 included our net loss of $7.1 million, a non cash gain regarding employee retirement benefits of $2.2 million, a non cash deferred income tax gain of $1.3 million, and a reversal of non-cash share based compensation expenses of $0.2 million, partially offset by depreciation of $9.6 million.

With respect to working capital, increased inventory levels were primarily due to our planned seasonal increase in sales volumes in North America, and lower sales volumes in Europe than expected, which resulted in a use of cash of $11.0 million for the three months ended March 31, 2012. We reduced inventory days on hand by 23 days from 90 days at December 31, 2011 to 67 days at March 31, 2012, primarily due to increased sales for the three months ended March 31, 2012 as compared to the three months ended December 31, 2011.

Accounts receivable was a use of cash of $17.9 million during the quarter primarily as a result of our increased sales in the first quarter of 2012 compared to the sales level in the fourth quarter of 2011, partially offset by an improvement in days sales outstanding of seven days when compared to December 31, 2011 and increased factoring of our receivables to provide cash for the seasonal build up of inventories.

Payables and accrued expenses generated $22.8 million of cash flows from operations, mainly as a result of an increase in purchases of inventories. Days outstanding remained flat at 63 days at March 31, 2012 compared to December 31, 2011.

Recoverable non-income taxes used cash of $2.0 million, primarily due to the generation of additional future recoverable non-income taxes.

Cash provided by investing activities was $0.6 million in the first quarter of 2012 as compared to cash used in investing activities of $2.0 million for the same period of 2011. The 2012 cash provided by investing activities is primarily related to the release of restricted cash of $4.7 million, consisting of a $3.7 million decrease in cash pledged on our commodity derivatives and $1.0 million of restricted cash that became available to fund our 401(k) matching contributions, partially offset by capital expenditures of $4.1 million.

Cash used in financing activities was $2.2 million in the first quarter of 2012 compared to $5.2 million used in financing activities for the same period of 2011. The decrease in borrowings in the first quarter of 2012 is mainly due to our cash management strategy to increase our usage of accounts receivable discounting programs from December 31, 2011 levels to support our seasonal working capital needs.

Liquidity Sources

Credit Facilities and Cash on Hand

In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, when available, we use bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our working capital requirements. We have an agreement with PNC pursuant to which PNC provides senior secured revolving credit financing up to an aggregate of $45.0 million to us, including up to $10.0 million in letters of credit. We were in compliance with all covenants and terms of the agreement as of March 31, 2012. As of March 31, 2012, we had $10.3 million of borrowings outstanding under this facility, outstanding letters of credit of $3.5 million and the capacity for borrowings under the borrowing base formula of $11.9 million under this facility after giving effect to our fixed charge coverage ratio covenant. For a discussion of our foreign credit facilities and a more detailed discussion of our credit facility with PNC, refer to Note 8, “Debt”, of the Notes to Consolidated Financial Statements in Item 1 of this report. We also use these cash resources to fund capital expenditures, and when necessary, to address operating losses. For the three months ended March 31, 2012 and the year ended December 31, 2011, our average outstanding debt balance was $59.5 million and $65.7 million, respectively. The weighted average interest rate was 9.3% and 9.7% for the three months ended March 31, 2012 and the three months ended March 31, 2011, respectively.

As of March 31, 2012, our cash and cash equivalents on hand were $39.2 million. Our borrowings under current credit facilities totaled $59.2 million at March 31, 2012, with an uncommitted additional borrowing capacity of $20.3 million; in January 2012 we terminated two facilities in Europe with $3.4 million of availability at December 31, 2011 and replaced them with factoring arrangements. For a more detailed discussion of our credit facilities, refer to Note 8, “Debt”, of the Notes to Consolidated Financial Statements in Item 1 of this report. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with PNC. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.

Cash inflows related to taxes

We expect to receive refunds of outstanding refundable Brazilian non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Based on the historical payment patterns and based on the U.S. Dollar to Brazilian Real exchange rate as of March 31, 2012, we expect to recover approximately $22.4 million of the $37.7 million outstanding refundable taxes in Brazil in the next twelve months. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.

Accounts Receivable Sales

Our Brazilian, European and Indian subsidiaries periodically factor their accounts receivable with financial institutions for seasonal and other working capital needs. Such receivables are factored both with limited and without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $52.1 million and $38.1 million at March 31, 2012 and December 31, 2011, respectively. The amount of factored receivables sold with limited recourse through our Brazilian subsidiary, which results in a contingent liability to us, was $13.1 million and $10.1 million as of March 31, 2012 and December 31, 2011, respectively. The amount of factored receivables sold without recourse at our Brazilian, European and Indian subsidiaries, which is recorded as a sale of the related receivables, was $39.0 million and $28.0 million as of March 31, 2012 and December 31, 2011, respectively.

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

As of March 31, 2012, we had $39.2 million of cash and cash equivalents, and $59.2 million in debt, of which $2.6 million was long-term in nature. The short-term debt primarily consists of committed and uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. We believe our cash on hand and availability under our borrowing facilities is sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows previously described in our Annual Report on from 10-K for the year ended December 31, 2011, except as described above.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not have any off-balance-sheet financing. We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount, which creates a potential contingent liability for the business. We obtain credit insurance for the majority of this contingent liability. Discounted receivables sold with limited recourse were $13.1 million and $10.1 million at March 31, 2012 and December 31, 2011, respectively. We maintain a reserve for anticipated losses against these sold receivables, and losses have not historically resulted in the recording of a liability greater than the reserved amount.

CONTRACTUAL OBLIGATIONS

As of March 31, 2012, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Contractual Obligations”.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

There have been no significant changes to our critical accounting estimates during the first quarter of 2012.

OUTLOOK

Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 and in conjunction with the “Outlook” section in our Annual Report on Form 10-K for the year ended December 31, 2011.

The outlook for 2012 is subject to many of the same variables that negatively impacted us in 2011 and in recent years, which have had significant impacts on our results of operations. The condition of the global economy, commodity costs, key currency rates and weather are all important to future performance, as is our ability to match our hedging activity with actual levels of transactions. The extent to which adverse trends in the first quarter of 2012 continue will ultimately determine our full year 2012 results. We can give no guarantees regarding what impact future exchange rates, commodity prices and other economic changes will have on our 2012 results. For a discussion of the sensitivity analysis associated with our key commodities and currency hedges see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.

We expect the full year change in the average cost of our key commodities, especially copper and steel, including the impact of our hedging activities, to have minimal impact in 2012 when compared to 2011, depending on commodity cost levels and the level of our hedging over the course of the year. We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments, price increases, and modified pricing structures.

The Brazilian Real, the Euro and the Indian Rupee continue to be volatile against the U.S. Dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2012. See “Executive Summary-Currency Exchange”. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our hedging contracts and including the impact of balance sheet remeasurement, to have minimal impact on our net income in 2012 when compared to 2011.

One of our major customers has announced that it has shut down one of its plants in Brazil from March 2012 through September 2012. Management expects that this shutdown will negatively impact our sales for the second and third quarters of the year. In addition, we expect to see continued demand volatility, especially in Europe for the remainder of 2012, as a result of uncertainties and current events around the world. For full year 2012, we currently expect net sales could increase in the range of 2 percent to 5 percent from 2011 levels, mainly in the second half of the year. The potential improvement is based on our internal projections about the market and related economic conditions, price increases to our customers, and foreign currency exchange rate effects. We cannot currently project whether market conditions will improve on a sustained or significant basis and if the economic improvement in our key markets does not occur as expected, this could have an adverse impact on our current outlook. As we look to the second quarter of 2012, we expect our sales to be lower than the second quarter of 2011, reflecting both our customer’s plant shutdown discussed above and the continuing slowdown in the industry. However, due to favorable pricing, foreign governmental incentives and the curtailment of our OPEB benefits, we expect an improvement in operating results in the second quarter of 2012 compared to the second quarter of 2011. Furthermore, we expect to generate cash flows from operations in the range of $2 million to $5 million.

After giving recognition to the factors discussed above, we expect that the full year 2012 operating profit could improve compared to 2011 if we are successful at offsetting volatility in commodity costs and implementing initiatives for re-engineering our product line to reduce our costs, price increases, restructuring activities and other cost reductions.

We also expect that our operating cash flow could be sufficient to fund ongoing business requirements if we are successful at achieving the improved operating profit discussed above and Brazilian authorities do not significantly change their pattern of payments or past practices for the expected outstanding refundable Brazilian non-income taxes.

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

Credit Risk – Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. There have been no material changes in these market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2011, in Part II, Item 7A under the caption “Credit Risk.”

A portion of accounts receivable of our Brazilian subsidiary is sold with limited recourse at a discount. Under our factoring program in Europe, we may discount receivables with recourse; however, at March 31, 2012, there were no receivables sold with recourse. Our European, Brazilian and Indian subsidiaries also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $52.1 million and $38.1 million, at March 31, 2012 and December 31, 2011, respectively, and the weighted average discount rate was 9.3% for the three months ended March 31, 2012 and 9.7% for the three months ended March 31, 2011. Discounted receivables sold with limited recourse comprised $13.1 million and $10.1 million of this amount at March 31, 2012 and December 31, 2011, respectively. We maintain an allowance for anticipated losses based upon the expected collectability of all accounts receivable, including receivables sold.

Interest Rate Risk – We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Based on our debt and invested cash balances at March 31, 2012, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments.

Commodity Price Risk – Our exposure to commodity cost risk is related primarily to the price of copper and steel and to a lesser degree aluminum, as these are major components of our product cost.

We use commodity futures and options contracts to provide us with greater flexibility in managing the substantial volatility in copper pricing. Our policy allows management to contract commodity futures for a limited percentage of projected raw materials requirements up to 18 months in advance. At March 31, 2012 and December 31, 2011, we held a total notional value of $30.1 million and $39.3 million, respectively, in commodity futures contracts. These futures are designated as cash flow hedges against the future prices of copper, steel, and aluminum, and are accounted for as hedges on our balance sheet. While the use of futures can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. As of March 31, 2012, we have been proactive in addressing the volatility of copper prices, including executing options and futures contracts to cover approximately 37.9% of our anticipated copper requirements for 2012.

The rapid increase of steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however we have been successful at securing a few steel futures contracts in the U.S. to help mitigate this risk. These futures are designed as cash flow hedges against the future prices of steel, and are accounted for as hedges on our balance sheet. These futures contracts only cover approximately 3.2% of our anticipated steel requirements in the U.S. for 2012; due to the fact that the steel market is not considered a liquid market. These futures contracts have similar benefits and risks to us as the copper futures described above.

Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2012. Similar to copper and steel, but to a much lesser degree, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts that cover 35.3% of our projected usage in 2012. These futures are designated as cash flow hedges against the future prices of aluminum, and are accounted for as hedges on our balance sheet. These futures contracts have similar benefits and risks to us as the copper futures described above.

Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price, as of March 31, of copper, steel or aluminum used in production of our products would adversely affect our annual operating profit on an annual basis as indicated in the table below:

	10% increase in commodity prices
(In Millions)	March 31, 2012	March 31, 2011
Copper	($7.4)	($10.5)
Steel	(7.6)	(10.9)
Aluminum	(0.6)	(0.6)

Total	($15.6)	($22.0)

Based on our current level of commodity futures contracts, a 10% decrease in the price of copper, steel or aluminum used in production of our products would have resulted in losses under these contracts that would adversely impact our annual operating results for 2011 and 2010 as indicated in the table below:

	10% decrease in commodity prices
(In Millions)	March 31, 2012	March 31, 2011
Copper	($2.8)	($2.4)
Steel	(0.2)	(0.4)
Aluminum	(0.2)	(0.1)

Total	($3.2)	($2.9)

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

We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian, European and Indian export sales, some of which are denominated in U.S. Dollars or Euros. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the U.S. Dollar, any hedge contracts that have been entered into at higher rates result in losses to our consolidated statements of operations when they are settled. From January 1 to March 31, 2012, the Brazilian Real strengthened against the U.S. Dollar by 2.9%, the Indian Rupee strengthened against the U.S. Dollar by 4.1%, and the Euro strengthened against the U.S. Dollar by 2.9%.

At March 31, 2012 and December 31, 2011, we held foreign currency forward contracts with a total notional value of $113.2 million and $131.5 million, respectively. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Brazilian Real, the Euro, or the Indian Rupee against the U.S. Dollar would negatively impact our operating profit on an annual basis as indicated in the table below:

	10% Strengthening against U.S. $
(In Millions)	March 31, 2012	March 31, 2011
Real	($0.9)	($4.4)
Euro	(7.3)	(5.6)
Rupee	(0.2)	(0.6)

Total	$(8.4)	($10.6)

However, based on our current foreign currency forward contracts, a 10% weakening in the value of the Real, Euro or the Rupee would result in losses under such foreign currency forward contracts that would adversely impact our operating results as indicated in the table below:

	10% Weakening against U.S. $
(in millions)	March 31, 2012	March 31, 2011
Real	($2.8)	($2.2)
Euro	(3.4)	(3.8)
Rupee	(0.0	(0.1)

Total	($6.2)	($6.1)

Item 4. Controls and Procedures.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012 and any change in our internal control over financial reporting that occurred during our first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with such evaluation described above that occurred during our first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of our legal proceedings, see “Litigation” in Note 14, “Commitments and Contingencies,” of the Notes to Financial Statements in Part I, Item 1 of this report, which is incorporated into this Part II, Item 1 by reference.

Item 6. Exhibits

Exhibit Number	Description

10.1	Form of Award Agreement (Phantom Shares and Cash Performance Award) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated March 2, 2012 and filed March 8, 2012, File No. 0-452)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY (Registrant)

Date: May 7, 2012	By	/s/ Janice E. Stipp .
Janice E. Stipp
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Award Agreement (Phantom Shares and Cash Performance Award) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated March 2, 2012 and filed March 8, 2012, File No. 0-452)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Document