Form 10-Q
period 2012-06-30
TECUMSEH PRODUCTS CO
filed 2012-08-07
CIK 96831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of August 3, 2012, the following shares of the registrant’s common stock were outstanding:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938

Page
PART I FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited)	3

Consolidated Statements of Operations (Unaudited)	4

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	5

Consolidated Statements of Cash Flows (Unaudited)	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	34

PART II OTHER INFORMATION:

Item 1. Legal Proceedings	35

Item 6. Exhibits	36

Signatures	37

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101.INS

Exhibit 101.SCH

Exhibit 101.CAL

Exhibit 101.DEF

Exhibit 101.LAB

Exhibit 101.PRE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited) (In Millions, Except Share Data)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$46.2	$49.6
Restricted cash and cash equivalents	6.7	10.8
Accounts receivable, trade, less allowance for doubtful accounts of $1.1 million in 2012 and 2011	105.6	85.1
Inventories	144.6	135.9
Deferred and recoverable income taxes	0.3	1.4
Recoverable non-income taxes	21.9	28.8
Fair value of derivative	0.4	0.2
Other current assets	13.9	13.9

Total current assets	339.6	325.7

Property, plant, and equipment, net	169.5	189.4
Deferred income taxes	0.1	0.1
Recoverable non-income taxes	18.9	15.7
Deposits	20.9	21.3
Other assets	13.5	11.5

Total assets	$562.5	$563.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$122.8	$97.2
Short-term borrowings	52.2	55.1
Accrued liabilities:
Employee compensation	26.9	20.2
Product warranty and self-insured risks	9.3	8.4
Payroll taxes	12.1	12.0
Fair value of derivative	8.1	16.6
Other	7.1	8.8

Total current liabilities	238.5	218.3

Long-term debt	0.8	4.8
Other postretirement benefit liabilities	2.6	7.3
Product warranty and self-insured risks	2.6	3.5
Pension liabilities	35.4	35.1
Other liabilities	8.3	8.8

Total liabilities	288.2	277.8

Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2012 and 2011	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2012 and 2011	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	317.9	281.0
Accumulated other comprehensive loss	(73.1)	(24.6)

Total stockholders’ equity	274.3	285.9

Total liabilities and stockholders’ equity	$562.5	$563.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In Millions, Except Share and per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$228.1	$248.8	$447.7	$491.7
Cost of sales	(210.5)	(234.3)	(414.5)	(457.8)

Gross Profit	17.6	14.5	33.2	33.9
Selling and administrative expenses	(29.2)	(26.8)	(55.8)	(52.7)
Other income, net	7.6	5.2	13.9	8.4
Impairments, restructuring charges, and other items	44.2	(2.1)	43.0	(5.4)

Operating income (loss)	40.2	(9.2)	34.3	(15.8)
Interest expense	(2.8)	(3.1)	(5.4)	(5.5)
Interest income and other, net	1.7	0.7	2.5	0.9

Income (loss) from continuing operations before taxes	39.1	(11.6)	31.4	(20.4)
Tax benefit	4.3	1.8	5.6	3.0

Income (loss) from continuing operations	43.4	(9.8)	37.0	(17.4)
Income (loss) from discontinued operations, net of tax	0.6	0.9	(0.1)	0.1

Net income (loss)	$44.0	$(8.9)	$36.9	$(17.3)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$2.35	$(0.53)	$2.01	$(0.94)
Income (loss) from discontinued operations, net of tax	0.03	0.05	(0.01)	0.01

Net income (loss) per share	$2.38	$(0.48)	$2.00	$(0.93)

Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited) (In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$44.0	$(8.9)	$36.9	$(17.3)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(20.2)	10.0	(12.6)	18.1
Pension and postretirement benefits:
Prior service credit	(1.0)	(1.3)	(2.8)	(2.9)
Net actuarial gain	(1.1)	(0.1)	(1.6)	(0.4)
Reclassification of prior service credit	(40.5)	0.0	(40.5)	0.0
Unrealized (loss) gain on cash flow hedges	(2.8)	3.5	5.0	6.4
Reclassification adjustment for losses (gains) on cash flow hedges included in net income (loss)	1.7	(6.8)	4.0	(9.4)

Other comprehensive (loss) income	(63.9)	5.3	(48.5)	11.8

Total comprehensive loss	$(19.9)	$(3.6)	$(11.6)	$(5.5)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In Millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$36.9	$(17.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	18.6	19.9
Non cash employee retirement benefits	(4.2)	(3.3)
Non cash postretirement benefits curtailment gain	(45.0)	0.0
Deferred income taxes	0.0	(3.2)
Share based compensation	0.0	(0.8)
Gain on disposal of property and equipment	0.0	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(25.3)	(14.6)
Inventories	(13.7)	(2.5)
Payables and accrued expenses	39.2	(9.6)
Employee retirement benefits	(0.4)	(0.2)
Recoverable non-income taxes	0.0	21.5
Other	(2.3)	1.1

Cash provided by (used in) operating activities	3.8	(9.3)

Cash Flows from Investing Activities:
Capital expenditures	(7.9)	(7.3)
Change in restricted cash and cash equivalents	4.1	3.5
Proceeds from sale of assets	0.1	0.5

Cash (used in) investing activities	(3.7)	(3.3)

Cash Flows from Financing Activities:
Proceeds from long-term debt	0.0	4.9
Payments of long-term debt	(4.0)	(5.8)
Proceeds from revolving credit agreement	0.0	5.0
Payments of revolving credit agreement	0.0	(5.0)
Debt issuance cost	0.0	(0.3)
Other borrowings (repayments), net	0.4	1.0

Cash (used in) financing activities	(3.6)	(0.2)

Effect of exchange rate changes on cash	0.1	1.8

Decrease in cash and cash equivalents	(3.4)	(11.0)
Cash and Cash Equivalents:
Beginning of Period	49.6	65.9

End of Period	$46.2	$54.9

Supplemental Schedule of Noncash Investing and Financing Activities:
Cash paid for taxes	$0.3	$0.2
Cash paid for interest	$5.1	$5.3

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

Reclassification

Certain reclassifications have been made to prior results to conform to classifications used at June 30, 2012. This includes income of $5.2 million and $8.4 million for the three months and six months ended June 30, 2011, respectively, of other income reclassified from “Cost of sales” to “Other income, net”. These reclassifications had no impact on net income.

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

For the quarter ended June 30, 2012, total income from discontinued operations net of income taxes was $0.6 million. This included $0.4 million of legal fee reimbursements received under our Directors and Officers insurance as we had previously met our deductible limits for the Platinum lawsuit (see Note 14, “Commitments and Contingencies”, for additional information). Also included is $0.4 million of income due to a portion of a mutual release agreement that we signed during the quarter (see Note 14, “Commitments and Contingencies”, for additional information), and $0.1 million for a reduction in anticipated claims related to workers’ compensation and product liability, partially offset by $0.3 million in legal and environmental charges and settlements. (See Note 11, “Income Taxes”, for additional information).

For the quarter ended June 30, 2011, total income from discontinued operations net of income taxes was $0.9 million. This included $1.2 million for a reduction in anticipated claims related to workers’ compensation and product liability, partially offset by $0.3 million of legal fees and settlements for sold businesses.

For the six months ended June 30, 2012, total loss from discontinued operations net of income taxes was $0.1 million. This included $0.2 million for an increase in anticipated claims related to workers’ compensation and product liability, $0.9 related to environmental and legal charges and settlements, and $0.2 million in operating costs for our Grafton facility, partially offset by $0.8 million of legal fee reimbursements for the Platinum lawsuit received under our Directors and Officers insurance, (see Note 11, “Income Taxes”, for additional information), and $0.4 million of income due to a portion of a mutual release agreement that we signed during the quarter. (See Note 14, “Commitments and Contingencies”, for additional information).

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

NOTE 3. Inventories

The components of inventories are as follows:

(In Millions)	June 30, 2012	December 31, 2011
Raw materials, net of reserves	$79.7	$72.1
Work in progress	2.8	2.0
Finished goods, net of reserves	62.1	61.8

	$144.6	$135.9

Raw materials are net of a $5.2 million and $4.4 million reserve for obsolete and slow moving inventory at June 30, 2012 and December 31, 2011, respectively. Finished goods are net of a $2.9 million and $2.5 million reserve for obsolete and slow moving inventory and lower of cost or market at June 30, 2012 and December 31, 2011, respectively.

NOTE 4. Property, Plant and Equipment, net

The components of property, plant and equipment, net are as follows:

(In Millions)	June 30, 2012	December 31, 2011
Land and land improvements	$13.3	$13.8
Buildings	93.4	91.0
Machinery and Equipment	796.5	827.7

	903.2	932.5
Less accumulated depreciation	741.4	754.6

	161.8	177.9
Construction in process	7.7	11.5

Property, plant and equipment, net	$169.5	$189.4

Depreciation expense associated with property, plant and equipment was $9.0 and $9.8 million for the three months ended June 30, 2012, and 2011, respectively and $18.6 million and $19.9 million for the six months ended June 30, 2012 and 2011, respectively.

NOTE 5. Pension and Other Postretirement Benefit Plans

The following tables present the components of net periodic expense (benefit) of the Company’s Pension and Postretirement plans:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Service cost	$0.5	$0.5	$0.1	$0.2
Interest cost	1.8	2.0	0.2	0.2
Expected return on plan assets	(2.0)	(2.1)	(0.1)	0.0
Amortization of net loss (gain)	0.7	0.3	(3.3)	(2.4)
Curtailment (gain)	0.0	0.0	(45.0)	0.0

Net periodic expense (benefit)	$1.0	$0.7	$(48.1)	$(2.0)

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2012	2011	2012	2011
Service cost	$1.1	$1.0	$0.1	$0.4
Interest cost	3.5	4.0	0.3	0.4
Expected return on plan assets	(4.1)	(4.2)	(0.1)	0.0
Amortization of net loss (gain)	1.4	0.6	(5.7)	(4.8)
Curtailment (gain)	0.0	0.0	(45.0)	0.0

Net periodic expense (benefit)	$1.9	$1.4	$(50.4)	$(4.0)

The curtailment gain, included in the tables above, is due to the termination of certain postretirement benefits for salaried employees and retirees, which resulted in a non-cash gain of $45.0 million primarily as a result of reversals of accrued liabilities and the related balance in “Accumulated other comprehensive income”, (“AOCI”), related to these terminated benefits. We informed employees and current retirees that (1) effective May 1, 2012 we would no longer provide life insurance benefits to eligible current and future salaried retirees of the Company, (2) effective December 31, 2013, we would no longer provide pre-age 65 retiree group health care benefits to current salaried employees and current salaried retirees of the Company who could participate or who are currently participating in the Plan and (3) effective May 1, 2012, all current employees who have not satisfied (as of May 1, 2012) the age and Company service requirements for eligibility and participation in the Plan providing pre-age 65 retiree group health care benefits, will no longer be eligible. Due to the negative plan amendment, described in clause (2) above, we will record increased amortization of net gains until December 31, 2013.

We have defined contribution retirement plans that cover substantially all U.S. employees. The combined expense for these plans was $0.5 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and $1.5 and $1.5 million for the six months ended June 30, 2012 and 2011, respectively. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan.

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

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at June 30, 2012 and December 31, 2011:

(In Millions)	June 30, 2012	December 31, 2011
Brazil	$32.1	$35.8
India	7.7	8.0
Europe	1.0	0.7

Total recoverable non-income taxes	$40.8	$44.5

At June 30, 2012, a receivable of $21.9 million was included in current assets and $18.9 million was included in non-current assets and is expected to be recovered through 2014. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

NOTE 7. Warranties

Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers.

Changes in accrued product warranty costs for the periods ended June 30, 2012 and 2011 are summarized as follows:

(In Millions)	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Balance at January 1,	$6.5	$5.9
Settlements made (in cash or in kind)	(3.1)	(2.5)
Current year accrual	3.4	3.1
Effect of foreign currency translation	(0.1)	0.1

Balance at June 30,	$6.7	$6.6

Warranty expense was $3.3 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, $5.9 million was included in current liabilities and $0.8 million was included in non-current liabilities. At December 31, 2011, $5.7 million was included in current liabilities and $0.8 million was included in non-current liabilities.

NOTE 8. Debt

On April 21, 2011, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement, PNC agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion, expiring on April 21, 2015 and bearing interest at either LIBOR or an alternative base rate, plus a margin that varies with borrowing availability. The facility is guaranteed by Tecumseh Products Company and its U.S. and Canadian subsidiaries and is secured by substantially all of the assets of the borrowers, with some exclusions. As of December 30, 2011, we entered into Amendment 1 to the Revolving Credit and Security Agreement with PNC to amend certain non-financial covenants.

The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level. We are in compliance with all covenants and terms of the agreement at June 30, 2012.

At June 30, 2012, our borrowings under this facility totaled $10.0 million, and we have an additional $9.6 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.3 million in outstanding letters of credit. A quarterly covenant is based on our average undrawn borrowing availability and was such that the covenant didn’t apply. We paid $0.3 million in fees associated with the agreement in 2011, which were capitalized and will be amortized over the term of the agreement. We must also pay a facility fee of 0.375% a year on the unused portion of the facility.

We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.

As of June 30, 2012, our European business had no credit facility agreements. In early 2012, we replaced our European credit facilities with a factoring facility based on eligible receivables calculated under the factoring agreement, which will allow us to obtain cash more quickly for our receivables. We also have an overdraft line with an available balance at June 30, 2012 of $1.6 million, of which none was used at June 30, 2012.

In Brazil, as of June 30, 2012, we have uncommitted, discretionary revolving credit facilities with several local private Brazilian banks (some of which are sponsored by the Brazilian government) for an aggregate maximum of $39.8 million, subject to a borrowing base formula computed on a monthly basis. These credit facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from August 10, 2012 through April 15, 2014. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, at their discretion, whether to make new advances with respect to each draw on such facilities. There are no restrictive covenants on these credit facilities. Our borrowings under the revolving credit facilities in Brazil, at June 30, 2012, totaled $30.8 million, with an additional $9.0 million available for borrowing, based on our accounts receivable and inventory at that date.

In India, we have an aggregate maximum availability of $14.1 million of revolving credit facilities which are secured by land, buildings and equipment, inventories and receivables and are subject to a borrowing base formula computed on a monthly basis. These facilities have expired and are in the process of being renewed. Historically we have been able to renew these facilities when they expire; however, such renewal is at the discretion of the banks. Our borrowings under these facilities totaled $12.2 million, and based on our borrowing base as of June 30, 2012, we had $1.9 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets located in India.

Our consolidated borrowings under these arrangements totaled $53.0 million at June 30, 2012 and $59.9 million at December 31, 2011. Our weighted average interest rate for these borrowings was 9.3% for the six months ended June 30, 2012 and 8.9% for the six months ended June 30, 2011.

On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, at $6.05 per share, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant expired on April 9, 2012 without the purchase or issuance of additional shares.

NOTE 9. Share-Based Compensation Arrangements

Prior to March 7, 2011, under our Long-Term Incentive Cash Award Plan, two types of incentives were awarded, both of which were based upon the value of our Class A shares: stock appreciation rights (“SARs”) and phantom shares. SARs were granted with an exercise price equal to the closing price of our common stock on the date of the grant, as reported by the NASDAQ Stock Market. SARs and phantom shares were generally granted to key employees in the first quarter of each year, vested one-third each year over a three year period and had a seven year term. For the six months ended June 30, 2012, 24,864 phantom shares vested. Of these vested shares, 18,803 were paid in the first half of 2012 at a price of $5.08 and 6,061 will be paid in the third quarter of 2012 at a price of $4.28 per share, reducing our liability by $0.1 million.

Effective March 2, 2012, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. The actual phantom share award amounts for 2012 will be determined based on specified performance targets with respect to performance in 2012 and 25% of the potential awards will be determined at the discretion of our Board of Directors. We record these performance phantom shares as an expense and corresponding liability only when we estimate that it is more likely than not that we will achieve the threshold level of performance necessary for any phantom shares to be awarded. As of June 30, 2012, we estimate that it is more likely than not that we will achieve the threshold level of performance with respect to some of the performance phantom share awards made in 2012. As a result, we recorded $1.4 million of compensation expense in the quarter and six months ended June 30, 2012. In addition, if we believed that it was more likely than not that we would achieve the threshold level of performance with respect to the remainder of the performance phantom share awards made in 2012, an additional $0.3 million would have been recorded as expense in the six month period ended June 30, 2012.

Effective March 7, 2011, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. For the six months ended June 30, 2011, we did not record any expense, based on our then estimate of our 2011 performance.

We measure the fair value of outstanding phantom shares based upon the closing stock price of our Class A common stock on the last day of the reporting period. At June 30, 2012 and December 31, 2011, the closing stock price on our Class A common stock was $5.05 and $4.70 respectively.

We measure the fair value of each SAR based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of June 30, 2012 and 2011 using the following assumptions:

	June 30, 2012	June 30, 2011
Risk-free interest rate	0.38-0.63%	1.17-1.97%
Dividend yield	0.0%	0.0%
Expected life (years)	2.7-4.5 years	3.7-5.5 years
Volatility	66.50%	83.21%

Since both the SARs and the phantom shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet.

The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the three-year vesting period of the awards. Total compensation (income) expense related to the SARs and phantom shares that have been issued and earned was $0.1 million and $0.2 million for the three months ended June 30, 2012 and 2011, respectively, and $0.0 and $(0.8) million for the six months ended June 30, 2012 and 2011, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized compensation liability as calculated at June 30, 2012 and December 31, 2011 was $0.1 million and $0.1 million, respectively.

NOTE 10. Impairments, Restructuring Charges, and Other Items

The charges recorded as impairment, restructuring, and other charges for three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(In Millions)
Severance, restructuring costs, and special termination benefits	$0.8	$2.0	$2.0	$5.3
Environmental reserve on held-for-sale building	0.0	0.1	0.0	0.1
Curtailment (gains)	(45.0)	0.0	(45.0)	0.0

Total impairments, restructuring charges, and other items	$(44.2)	$2.1	$(43.0)	$5.4

Impairments, restructuring charges, and other items for the second quarter of 2012 include $0.8 million related to severance associated with a reduction in force at our Brazilian ($0.7 million) and North American ($0.1million) locations and postretirement benefit curtailment gains of $45.0 million. (See Note 5, “Pension and Other Postretirement Benefit Plans”, for additional information).

Impairments, restructuring charges, and other items for the second quarter of 2011 include $2.0 million related to severance associated with a reduction in force at our Brazilian ($1.6 million), North American ($0.1 million), French ($0.2 million) and Indian ($0.1 million) locations and an increase of $0.1 million for costs related to the environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility.

Impairments, restructuring charges, and other items for the six months ended June 30, 2012 include $2.0 million related to severance associated with a reduction in force at our Brazilian ($1.4 million), North American ($0.3 million), and Corporate ($0.3 million) locations, and postretirement benefit curtailment gains of $45.0 million. (See Note 5, “Pension and Other Postretirement Benefit Plans”, for additional information).

Impairments, restructuring charges, and other items for the six months ended June 30, 2011 include $5.3 million related to severance associated with a reduction in force at our Brazilian ($1.8 million), North American ($0.1 million), French ($0.2 million), Indian ($0.1 million) and Corporate ($3.1 million) locations; and an increase of $0.1 million for costs related to the environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility. On March 7, 2011, our President and Chief Executive Officer and our Board of Directors mutually determined to separate our President and Chief Executive Officer’s employment with us after a transition period. The $3.1 million severance associated with a reduction in force at our Corporate location includes $1.35 million relating to our former President and Chief Executive Officer’s separation which was paid on July 31, 2011.

The following table reconciles activities for the six months ended June 30, 2012 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Other	Total
Balance at January 1, 2012	$0.1	$1.8	$1.9
Accruals	1.3	0.0	1.3
Payments	(1.3)	(0.4)	(1.7)

Balance at June 30, 2012	$0.1	$1.4	$1.5

The accrued severance balance at June 30, 2012, includes $0.1 million for payments to be made related to our European reduction in force and are expected to be paid in 2012. The environmental reserve balance at June 30, 2012, included in other, represents the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility and is expected to be paid in the next 12 months. (See Note 14, “Commitments and Contingencies”, for additional information).

NOTE 11. Income Taxes

We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur. We adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. For the period ended June 30, 2012, we calculated our tax provision based on the estimate of the annual effective tax rate.

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

At June 30, 2012 and December 31, 2011, full valuation allowances were recorded against deferred tax assets for those tax jurisdictions, specifically the U.S., Brazil, France, Canada, India, China and Hong Kong in which we believe it is not more likely than not that the deferred taxes will be realized.

We have open tax years from 2005 to 2010, with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2005 have been examined by the Internal Revenue Service.

As a result of a U.S. income tax refund received in June 2012, an uncertain tax benefit in the amount of $4.4 million has been released during the quarter.

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

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of June 30, 2012.

(In Millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$0.4	$0.0	$0.4	$0.0
Foreign currency derivatives	0.0	0.0	0.0	0.0

Balance as of June 30, 2012	$0.4	$0.0	$0.4	$0.0

Liabilities:
Commodity futures contracts	$(0.6)	$0.0	$(0.6)	$0.0
Foreign currency derivatives	(7.5)	0.0	(7.5)	0.0

Balance as of June 30, 2012	$(8.1)	$0.0	$(8.1)	$0.0

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

Our hedging activities primarily involve use of foreign currency forward exchange contracts and commodity futures contracts. These contracts are designated as cash flow hedges at the inception of the contract. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and commodity price fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved, and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian Real, the Euro, and the Indian Rupee, against the U.S. Dollar. Our primary commodity risk is the price risk associated with forecasted purchases of materials used in our manufacturing process.

We assess the effectiveness of our futures and forwards contracts using the dollar offset method and de-designate if it is determined that the derivative would no longer be highly effective at offsetting the cash flows of the hedged item. At the time a derivative is de-designated any losses recorded in other comprehensive income are recognized in our Consolidated Statements of Operations while gains remain in “Accumulated other comprehensive income” on our Consolidated Balance Sheets until the forecasted cash flows occur. All subsequent gains and losses related to the de-designated derivatives are recognized in our Consolidated Statements of Operations.

The notional amount outstanding of derivative contracts designated as cash flow hedges was $85.6 million and $131.5 million at June 30, 2012 and December 31, 2011, respectively. The notional amount outstanding of de-designated derivative contracts was $9.7 million at June 30, 2012. We had no de-designated derivative contracts at December 31, 2011.

We recognized $0.6 million of losses associated with the derivative contracts that have been de-designated during the six months ended June 30, 2012. We had gains of $0.2 million in “Other comprehensive income” at June 30, 2012, for derivative contracts that have been de-designated. These gains will be recognized as the forecasted cash flows occur.

The following table presents the fair value of our derivatives designated as hedging instruments in our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	Asset (Liability) Derivatives
	June 30, 2012		December 31, 2011
(In Millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Commodity futures contracts	Fair value of derivative asset	$0.4	Fair value of derivative asset	$0.2
Commodity futures contracts	Fair value of derivative liability	(0.4)	Fair value of derivative liability	(3.5)
Foreign currency derivatives	Fair value of derivative asset	0.0	Fair value of derivative asset	0.0
Foreign currency derivatives	Fair value of derivative liability	(7.3)	Fair value of derivative liability	(13.1)

Total		$(7.3)		$(16.4)

The following table presents the fair value of our derivatives that have been de-designated as hedging instruments in our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	Asset (Liability) Derivatives
	June 30, 2012		December 31, 2011
(In Millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives de-designated as hedging instruments
Commodity futures contracts	Fair value of derivative asset	$0.0	Fair value of derivative asset	$0.0
Commodity futures contracts	Fair value of derivative liability	(0.2)	Fair value of derivative liability	(0.0)
Foreign currency derivatives	Fair value of derivative asset	0.0	Fair value of derivative asset	0.0
Foreign currency derivatives	Fair value of derivative liability	(0.2)	Fair value of derivative liability	(0.0)

Total		$(0.4)		$0.0

The following table presents the impact of derivatives designated as hedging instruments on our Consolidated Statements of Operations and AOCI for our derivatives designated as cash flow hedging instruments for the three and six months ended June 30, 2012 and June 30, 2011.

(In Millions)	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	June 30,			June 30,			June 30,
Three Months Ended	2012	2011		2012	2011		2012	2011
Commodity	$(1.8)	$0.2	Cost of Sales	$(0.6)	$2.3	Cost of Sales	$0.1	$0.0
Currency	(6.0)	1.7	Cost of Sales	(4.2)	3.3	Cost of Sales	0.3	0.0

Total	$(7.8)	$1.9		$(4.8)	$5.6		$0.4	$0.0

Six Months Ended	2012	2011		2012	2011		2012	2011
Commodity	$1.4	$1.7	Cost of Sales	$(1.8)	$5.3	Cost of Sales	$0.0	$0.0
Currency	0.4	5.5	Cost of Sales	(5.3)	5.0	Cost of Sales	0.0	0.4

Total	$1.8	$7.2		$(7.1)	$10.3		$0.0	$0.4

As of June 30, 2012, we estimate that we will reclassify into earnings during the next 12 months approximately $7.1 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices require us to post cash collateral with our hedge counterparties. At June 30, 2012, we were required to post $2.7 million of cash collateral on our hedges, which is recorded in “Restricted cash and cash equivalents” in our Consolidated Balance Sheets.

NOTE 14. Commitments and Contingencies

Accounts Receivable

A portion of accounts receivable at our Brazilian subsidiary are sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $12.3 million and $10.1 million at June 30, 2012 and December 31, 2011, respectively, and the discount rate was 6.0% and 4.7% at June 30, 2012 and December 31, 2011, respectively. Under our factoring program in Europe, we may discount receivables with recourse; however, at June 30, 2012, there were no receivables sold with recourse.

Purchase Commitments

As of June 30, 2012 and December 31, 2011, we had $14.6 million and $13.7 million, respectively of non-cancelable purchase commitments with some suppliers for materials and supplies in the normal course of business. The increase as of June 30, 2012 represents the cyclical nature of our business.

Letters of credit

We issue letters of credit in the normal course of business as required by some vendor contracts and insurance policies. As of June 30, 2012 and December 31, 2011, we had $3.3 million and $3.5 million, respectively, in outstanding letters of credit in the U.S. Outside the U.S. we had $10.9 million and $9.5 million outstanding letters of credit at June 30, 2012 and December 31, 2011, respectively.

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

On May 3, 2010, a class action was commenced in the Superior Court of the Province of Quebec by Eric Liverman and Sidney Vadish against us and several other defendants (including those listed above) advancing allegations similar to those outlined immediately above. Plaintiffs seek undetermined money damages, punitive damages, interest, costs, and equitable relief. As stated above, Snowstorm Acquisition Corporation and Platinum Equity, LLC, the purchasers of Tecumseh Power Company and its subsidiaries and Motoco a.s. in November 2007, have notified us that they claim indemnification with respect to this lawsuit under our Stock Purchase Agreement with them.

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

The direct purchaser plaintiffs filed an amended complaint to reflect the Court’s rulings on the motion to dismiss, and also requested leave to further amend that complaint to cover a broader scope of products. On June 7, 2012, the court resolved the scope of the direct purchaser claims allowing them to cover fractional compressors, or compressors of less than one horsepower, used for refrigeration purposes (but excluding those used for air conditioning) purchased from February 25, 2005 to December 31, 2008. As a result, the direct purchaser plaintiffs have filed a Second Amended Master Complaint to reflect the court’s rulings on the motion to dismiss.

For the remaining indirect purchaser class actions in the United States, a consolidated amended complaint was filed on June 30, 2010, and we filed a motion to dismiss the indirect purchaser class action on August 30, 2010. On June 7, 2012, the court partially granted a motion to dismiss the consolidated amended complaint with regard to claims for purchasers in several states in which the complaint identified no named plaintiff. Supplemental briefs on the remaining issues raised in motions to dismiss are due on July 20, 2012 and responses are due in August 2012. In Canada, the class actions are still in a preliminary stage.

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

Due to uncertainty of our liability in these cases, or other cases that may be brought in the future, we have not accrued any liability in our financial statements, other than for the claims subject to the Settlement Agreement. Our ultimate liability or the amount of any potential future settlements or resolution of these claims, if any, could be material to our financial position, consolidated results of operations and cash flows.

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

On April 20, 2012, the parties reached an agreement settling this lawsuit. Plaintiff has dismissed the lawsuit with prejudice and released each of the defendants in exchange for payment of $13.5 million. We were not responsible to pay any portion of the settlement. The settlement was funded by our and James Bonsall’s Directors and Officers insurance carriers under a reservation of rights and by the defendants other than us. Pursuant to the settlement agreement, we will continue to be responsible under the Stock Purchase Agreement for certain third-party indemnity obligations which predate the sale of Tecumseh Power Company, including the horsepower labeling lawsuits. We have also received a total of $1.2 million of reimbursements from our Directors and Officers insurer for our litigation expenses in connection with this lawsuit.

Separately, the defendants agreed to mutual releases in exchange for the payment to us of $1.7 million in the second quarter of 2012, of which $1.3 million is recorded in “Other income, net” and $0.4 million is recorded in “Income (loss) from discontinued operations, net of tax” in our Consolidated Statements of Operations.

Environmental Matters

At June 30, 2012 and December 31, 2011 we had accrued $2.9 million and $3.6 million, respectively, for environmental remediation. Included in the June 30, 2012 balance is an accrual of $1.4 million for the remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. Remediation efforts are ongoing, most of which will be completed in the next 6-9 months while monitoring activities are anticipated to be completed by the end of 2019.

We were named by the U.S. Environmental Protection Agency as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. In 2003, with the cooperation of the USEPA, we and Pollution Risk Services, LLC (“PRS”) entered into a Liability Transfer and Assumption Agreement (the “Liability Transfer Agreement”). Under the terms of the Liability Transfer Agreement, PRS assumed all of our responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for potential future liabilities related to Natural Resource Damages (“NRD”). Also, as required by the Liability Transfer Agreement, we purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS. After the remediation is completed at the Site, the natural resource trustees (Wisconsin Department of Natural Resources, U.S. Fish and Wildlife Service, and the National Oceanic and Atmospheric Administration) will have the opportunity to assess if there are any NRD and could assess a fine at that time. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future claims, but the amount could be material to our financial position, consolidated results of operations and cash flows. Remediation is expected to be completed in 2012 or 2013.

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

Economy

Our sales depend significantly on worldwide economic conditions and the demand for the products in which our products are used. Global economic weakness and uncertainty continue to impact our financial results, and are part of the reason for lower sales, and difficulty in managing inventory levels in the first half of 2012. Sales decreased in the first half of 2012 compared to the first half of 2011 due to unfavorable foreign currency impacts, lower volumes and unfavorable changes in product mix for compressors used in commercial refrigeration, aftermarket and air conditioning applications and price decreases for compressors used in R&F applications, partially offset by higher volumes and favorable changes in sales mix for compressors used in R&F applications and price increases for compressors used in commercial refrigeration, aftermarket and air conditioning applications. Exclusive of the effects of currency translation, sales in the first half of 2012 were approximately 3.0% lower compared to the first half of 2011. In our air conditioning application markets, volume decreases are primarily due to the shutdown of one of our major Brazilian customers, which is expected to continue through the middle of the third quarter of 2012.

Commodities

Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities.

The average market costs for the types of copper and steel used in our products decreased in the second quarter of 2012 as compared to the second quarter of 2011, with copper decreasing by 13.9% and steel decreasing by 4.8%. After consideration of our hedge positions, our average cost of copper in the second quarter of 2012 was 2.6% lower in our results of operations when compared to the second quarter of 2011, primarily due to higher priced hedges under our 2012 hedging agreements. Extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced futures contracts.

Any increase in steel prices may have a particularly negative impact on our product costs, as there is currently no well-established global market for hedging against increases in the price of steel. Although we have been successful in securing a few contracts to help mitigate the risk of the rising steel market, this market is not very liquid and is only available against our purchases of steel in the U.S.

Based upon the expected increase in sales of the new Mini and Midi platform products, we expect to use more aluminum in our motors in 2012. While aluminum is currently not as volatile as copper and steel, we have proactively executed some futures contracts and options for aluminum to help mitigate the risk of rising aluminum prices.

We have been proactive in addressing the volatility of these costs, including executing futures contracts and options, as of June 30, 2012, that cover approximately 52.0%, 4.8% and 29.7% of our remaining anticipated copper, steel and aluminum, respectively, usage in 2012. However; continued volatility of these costs could nonetheless have an adverse effect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.

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

Currency Exchange

The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first half of 2012 and 2011, approximately 79% and 81%, respectively, of our compressor sales activity took place outside the United States, primarily in Brazil, Europe, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, including the Brazilian Real, the Euro and the Indian Rupee. Our Brazilian and European manufacturing and sales presence is significant and changes in the Brazilian Real and the Euro have been significant to our results of operations when comparing them to prior periods. During the first half of 2012, the Brazilian Real weakened against the U.S. Dollar by 7.8%, the Indian Rupee weakened against the U.S. Dollar by 4.7% and the Euro weakened against the U.S. Dollar by 2.4%. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.

Liquidity

Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly uncertainties related to future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first six months of 2012, cash from operating activities provided $3.8 million of cash, which included $39.2 million from payables and accrued expenses partially offset by $25.3 million and $13.7 million used for receivables and inventories, respectively.

In the second quarter 2012 we benefited from the following non-recurring cash inflows: an IRS tax refund of $5.8 million and $1.3 million in interest related to the refund, $2.9 million from the sale of proceeds from a future potential settlement of a lawsuit involving our Brazilian location and $1.7 million from a mutual release agreement.

We expect to receive cash inflows from recoverable non-income taxes through the end of 2014, although no cash was received in the first six months of 2012 relating to recoverable non-income taxes. As of June 30, 2012, $21.9 million of the outstanding refundable non-income tax was included in current assets and $18.9 million was included in non-current assets. Additionally, we have approximately $15.0 million of our refundable non-income taxes being held in an interest bearing court appointed cash account until resolution of an unrelated social security tax matter, and is reflected as “Deposits” on our balance sheet. The timing of resolution of this tax dispute is uncertain and might take several years to resolve. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

Based on historical payment patterns and the cash deposit described above, and based on the U.S. Dollar to applicable foreign currency exchange rates as of June 30, 2012, we expect to recover approximately $21.9 million of the $40.8 million outstanding refundable taxes within the next 12 months. Out of the $21.9 million current portion of the refundable non-income taxes, $16.3 million relates to our Brazilian location. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.

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

We have a Revolving Credit and Security Agreement with PNC. Subject to the terms and conditions of the agreement, PNC has agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. At June 30, 2012, our borrowings under this facility totaled $10.0 million, and we have an additional $9.6 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.3 million in outstanding letters of credit.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

A summary of our operating results as a percentage of net sales is shown below:

	Three Months Ended June 30,
(In Millions)	2012	%	2011 *	%
Net sales	$228.1	100.0%	$248.8	100.0%
Cost of sales	(210.5)	(92.3)%	(234.3)	(94.2)%

Gross Profit	17.6	7.7%	14.5	5.8%
Selling and administrative expenses	(29.2)	(12.8)%	(26.8)	(10.8)%
Other income, net	7.6	3.3%	5.2	2.1%
Impairments, restructuring charges, and other items	44.2	19.4%	(2.1)	(0.8)%

Operating income (loss)	40.2	17.6%	(9.2)	(3.7)%
Interest expense	(2.8)	(1.2)%	(3.1)	(1.2)%
Interest income and other, net	1.7	0.7%	0.7	0.3%

Income (loss) from continuing operations before taxes	39.1	17.1%	(11.6)	(4.6)%
Tax benefit	4.3	1.9%	1.8	0.7%

Net income (loss) from continuing operations	$43.4	19.0%	$(9.8)	(3.9)%

*	Certain reclassifications have been made to prior results to conform to classifications used at June 30, 2012. These classifications had no impact on net income.

Net sales in the second quarter of 2012 decreased $20.7 million, or 8.3%, versus the same period of 2011. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $21.4 million, net sales increased by 0.3% compared to the second quarter of 2011, with net volume and mix increases partially offset by net price declines.

Sales of compressors used in commercial refrigeration and aftermarket applications represented 63% of our total sales and decreased by 2.1% to $142.8 million compared to the second quarter of 2011. This decrease was primarily driven by unfavorable changes in currency exchange rates of $10.5 million, partially offset by $5.5 million due to higher volumes and favorable changes in sales mix and price increases of $2.2 million. The volume increase is mainly attributable to increases in regional demand for these types of products in India and Brazil.

Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 21% of our total sales and decreased by 2.2% to $48.6 million compared to the second quarter of 2011. This decrease is primarily due to unfavorable changes in currency exchange rates of $8.1 million and $2.7 million due to price decreases, partially offset by higher volumes and favorable changes in sales mix of $9.4 million. Volume increases are primarily the result of our Indian operations due to new business with one major customer.

Sales of compressors for air conditioning applications and all other applications represented 16% of our total sales and decreased by 31.1% to $36.7 million compared to the second quarter of 2011. This decrease is primarily due to lower volumes and unfavorable changes in sales mix of $13.7 million and $2.8 million of unfavorable currency exchange rate changes. Volume decreases are primarily due to the shutdown of one of our major Brazilian customers, which is expected to continue through the middle of the third quarter of 2012.

Gross profit increased $3.1 million, or 21.4%, from $14.5 million in second quarter of 2011 to $17.6 million, a 7.7% gross profit margin, in the second quarter of 2012 compared to a gross profit margin of 5.8% in the second quarter of 2011. The increase in gross profit in 2012 was primarily attributable to favorable changes in currency exchange effects of $2.4 million, favorable changes in commodity costs of $1.6 million and other manufacturing costs of $1.3 million. These increases were partially offset by unfavorable changes in volume and sales mix of $1.7 million and net price decreases of $0.5 million.

Selling and administrative (“S&A”) expenses increased by $2.4 million from $26.8 million in the second quarter of 2011 to $29.2 million in the second quarter of 2012. As a percentage of net sales, S&A expenses were 12.8% in the second quarter of 2012 compared to 10.8% in the second quarter of 2011. The increase was due to expense of $2.6 million for our incentive plan, $0.6 million for professional services and $0.3 million of other miscellaneous expense, partially offset by a decline of $1.1 million for other payroll expenses. We record expense related to our incentive plan when we estimate that it is more likely than not that we will achieve the threshold level of performance as outlined by the incentive plan goals. As of June 30, 2012, we estimate that it is more likely than not that we will achieve the threshold level of performance. As a result, during the second quarter of 2012, we recorded $1.4 million of compensation expense for phantom share awards and $1.2 million compensation expense for the cash portion of the plan.

Other income, net, increased $2.4 million from $5.2 million in the second quarter of 2011 to $7.6 million in the second quarter of 2012. Other income, net, for the second quarter of 2012 includes: $2.9 million of income due to our sale of the proceeds from a future potential settlement of a lawsuit involving our Brazilian location, $1.3 million of income due to a mutual release agreement that we signed during the quarter, as well as a $0.9 million increase in net amortization of gains for our postretirement benefits primarily due to the curtailment of these benefits, (see Note 5, “Pension and Other Postretirement Benefit Plans”, for additional information), partially offset by a $1.9 million unfavorable change in foreign currency exchange rates.

We recorded income of $44.2 million in impairments, restructuring charges, and other items in the second quarter of 2012 compared to $2.1 million of expense in the same period of 2011. In the second quarter of 2012, this income included postretirement benefit curtailment gains of $45.0 million, partially offset by $0.8 million related to severance costs associated with a reduction in force at our Brazilian ($0.7 million) and North American ($0.1 million) locations. (See Note 10, “Impairments, Restructuring Charges and Other Items”, for additional information).

Interest expense was $2.8 million in the second quarter of 2012 compared to $3.1 million in the same period of 2011, primarily due to increased factoring levels in Brazil in the second quarter of 2011.

Interest income and other, net, was $1.7 million in the second quarter of 2012 compared to $0.7 million in the second quarter of 2011, primarily due to interest received on the IRS refund of $1.3 million, partially offset by a decline in the interest rate on a judicial deposit in Brazil related to recoverable non-income taxes that is being held in an interest bearing court appointed cash account.

For the second quarter of 2012, we recorded a tax benefit of $4.3 million from continuing operations. This tax benefit is comprised of a U.S. federal tax benefit of $4.4 million, primarily related to the refund received from the IRS related to a previously unrecognized tax benefit, partially offset by $0.1 million in foreign tax expense. The $1.8 million income tax benefit from continuing operations for the second quarter of 2011 is comprised of $1.3 million in foreign tax benefit and a U.S. federal tax benefit of $0.5 million.

Net income from continuing operations for the quarter ended June 30, 2012 was $43.4 million, or $2.35 per share, as compared to a net loss of $9.8 million, or $0.53 per share, in the same period of 2011. The change was primarily related to the postretirement benefit curtailment, partially offset by sales decreases as well as other factors discussed above.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

A summary of our operating results as a percentage of net sales is shown below:

	Six Months Ended June 30,
(In Millions)	2012	%	2011 *	%
Net sales	$447.7	100.0%	$491.7	100.0%
Cost of sales	(414.5)	(92.6)%	(457.8)	(93.1)%

Gross Profit	33.2	7.4%	33.9	6.9%
Selling and administrative expenses	(55.8)	(12.5)%	(52.7)	(10.7)%
Other income, net	13.9	3.1%	8.4	1.7%
Impairments, restructuring charges, and other items	43.0	9.6%	(5.4)	(1.1)%

Operating income (loss)	34.3	7.6%	(15.8)	(3.2)%
Interest expense	(5.4)	(1.2)%	(5.5)	(1.1)%
Interest income and other, net	2.5	0.6%	0.9	0.2%

Income (loss) from continuing operations before taxes	31.4	7.0%	(20.4)	(4.1)%
Tax benefit	5.6	1.3%	3.0	0.6%

Net income (loss) from continuing operations	$37.0	8.3%	$(17.4)	(3.5)%

*	Certain reclassifications have been made to prior results to conform to classifications used at June 30, 2012. These classifications had no impact on net income.

Net sales in the first six months of 2012 decreased $44.0 million, or 8.9%, versus the same period of 2011. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $29.0 million, net sales decreased by 3.0% compared to the first six months of 2011, with volume and mix decreases partially offset by net price increases.

Sales of compressors used in commercial refrigeration and aftermarket applications represented 61% of our total sales and decreased by 3.0% to $272.4 million compared to the first six months of 2011. This decrease was primarily driven by unfavorable changes in currency exchange rates of $13.6 million and an $0.8 million decrease due to lower volumes and unfavorable changes in sales mix, partially offset by price increases of $5.9 million. The volume decrease is mainly attributable to increased competition and soft market conditions, partially offset by increases in regional demands for these types of products in India and Brazil.

Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 23% of our total sales and decreased by 7.1% to $101.7 million compared to the first six months of 2011. This decrease was primarily due to unfavorable changes in currency exchange rates of $11.4 million and $3.6 million decrease in price, partially offset by higher volumes and favorable changes in sales mix of $7.2 million. Volume increases are primarily the result of our Indian operations due to new business with one major customer.

Sales of compressors for air conditioning applications and all other applications represented 16% of our total sales and decreased by 27.3% to $73.6 million compared to the first six months of 2011. This decrease is primarily due to lower volumes and unfavorable changes in sales mix of $24.4 million and $4.0 million of unfavorable currency exchange rate changes partially offset by price increases of $0.8 million. Volume decreases are primarily due to the shutdown of one of our major Brazilian customers, which is expected to continue through the middle of third quarter of 2012 as well as continued competition from Asian supply sources in this market and customers reducing their inventory levels based upon forecasted demands as this market remains soft.

Gross profit decreased by $0.7 million, or a 2.1%, from $33.9 million in the first six months of 2011 to $33.2 million, a 7.4% gross profit margin, in the first six months of 2012 compared to a gross profit margin of 6.9% in the first six months of 2011. The decrease in gross profit in the first six months of 2012 was primarily attributable to unfavorable changes in other material and manufacturing costs of $3.4 million and unfavorable changes in volume and sales mix of $4.4 million. These decreases were partially offset by favorable changes in price increases of $3.1 million, favorable changes in currency exchange effects of $2.0 million, and favorable changes in commodity costs of $2.0 million.

Selling and administrative (“S&A”) expenses increased by $3.1 million from $52.7 million in the first six months of 2011 to $55.8 million in the first six months of 2012. As a percentage of net sales, S&A expenses were 12.5% in the first six months of 2012 compared to 10.7% in the first six months of 2011. The increase was due to expense of $2.6 million for our incentive plan, $0.5 million for professional services and $0.3 million of other miscellaneous expenses, partially offset by a decline of $0.3 million for other payroll expenses. We record expense related to our incentive plan when we estimate that it is more likely than not that we will achieve the threshold level of performance as outlined by the incentive plan goals. As of June 30, 2012, we estimate that it is more likely than not that we will achieve the threshold level of performance. As a result, during the first six months of 2012, we recorded $1.4 million of compensation expense for phantom share awards and $1.2 million for the cash portion of the plan.

Other income, net, increased $5.5 million from $8.4 million in the first six months of 2011 to $13.9 million in the first six months of 2012. Other income, net, for the first six months of 2012 includes; $2.9 million of income due to our sale of the proceeds from a future potential settlement of a lawsuit involving our Brazilian location, $1.3 million of income due to a mutual release agreement that we signed in the second quarter of 2012, a $1.7 million increase due to an Indian government incentive that we started to receive in the first quarter and a $1.1 million increase in net amortization of gains for our postretirement benefits due to the curtailment of these benefits (see Note 5, “Pension and Other Postretirement Benefit Plans”, for additional information), partially offset by $1.4 million of other expenses and $0.1 million unfavorable change in foreign currency exchange rates.

We recorded income of $43.0 million in impairments, restructuring charges, and other items in the first six months of 2012 compared to $5.4 million of expense in the same period of 2011. In the first six months of 2012, this income included postretirement benefit curtailment gains of $45.0 million, partially offset by $2.0 million related to severance costs associated with a reduction in force at our Brazilian ($1.4 million), North American ($0.3 million) and Corporate ($0.3 million) locations. (See Note 10, “Impairments, Restructuring Charges and Other Items”, for additional information).

Interest expense was $5.4 million in the first six months of 2012 compared to $5.5 million in the same period of 2011. The weighted average interest rate on debt was 9.3% for the six months ended June 30, 2012 compared to 8.9% for the six months ended June 30, 2011.

Interest income and other, net, was $2.5 million in the first six months of 2012 compared to $0.9 million in the first six months of 2011, primarily due to interest received on the IRS refund of $1.3 million and interest received on a judicial deposit in Brazil related to recoverable non-income taxes that is being held in an interest bearing court appointed cash account.

For the first six months of 2012, we recorded a tax benefit of $5.6 million from continuing operations. This tax benefit is comprised of a U.S. federal tax benefit of $5.7 million, primarily related to the refund received from the IRS related to a previously unrecognized tax benefit, partially offset by $0.1 million in foreign tax expense. The $3.0 million income tax benefit from continuing operations for the first six months of 2011 is comprised of $2.4 million in foreign tax benefit and a U.S. federal tax benefit of $0.6 million.

Net income from continuing operations for the six months ended June 30, 2012 was $37.0 million, or $2.01 per share, as compared to a net loss of $17.4 million, or $0.94 per share, in the same period of 2011. The change was primarily related to the postretirement benefit curtailment, partially offset by sales decreases as well as other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements, and when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, borrowings under available credit facilities when available and cash inflows related to non-income taxes. In addition, we believe that factoring our receivables is an alternative way of freeing up working capital and providing sufficient cash to pay off debt that may mature within a year.

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

Cash Flow

In the first six months of 2012, cash provided by operations was $3.8 million as compared to $9.3 million of cash used in operations in the first six months of 2011. The cash flows from operations for the six months ended June 30, 2012 included our net income of $36.9 million, depreciation of $18.6 million, partially offset by a non cash gain on curtailment of postretirement benefits of $45.0 million and a non cash gain regarding employee retirement benefits of $4.2 million (relating to gains from changes in actuarial assumptions). Net income included a non-recurring $4.4 million refund from the IRS related to a previously unrecognized tax benefit, a non-recurring $2.9 million of income due to the sale of proceeds from a future potential settlement of a lawsuit involving our Brazilian location and a non-recurring $1.7 million payment received from a mutual release agreement that we signed in the second quarter of 2012.

With respect to working capital, increased inventory levels were primarily due to our seasonal needs in Europe, which resulted in a use of cash of $13.7 million for the six months ended June 30, 2012. We reduced inventory days on hand by 23 days from 90 days at December 31, 2011 to 67 days at June 30, 2012, primarily due to increased sales for the three months ended June 30, 2012 as compared to the three months ended December 31, 2011.

Accounts receivable changes resulted in a use of cash of $25.3 million during the first six months of 2012 primarily as a result of our increased sales in the second quarter of 2012 compared to the sales level in the fourth quarter of 2011, partially offset by an improvement in days sales outstanding of 6 days when compared to December 31, 2011 and increased factoring of our receivables due to our new European facility.

Payables and accrued expenses generated $39.2 million of cash flows from operations for the six months ended June 30, 2012, mainly as a result of an increase in purchases of inventories, the timing of those purchases, as well as an increase in days outstanding by 1 day to 64 days at June 30, 2012 compared to December 31, 2011.

Cash used in investing activities was $3.7 million in the first six months of 2012 as compared to cash used in investing activities of $3.3 million for the same period of 2011. The 2012 cash used in investing activities is primarily related to capital expenditures of $7.9 million, partially offset by the release of restricted cash of $4.1 million and proceeds on sale of assets of $0.1 million. The release of restricted cash consisted of a $2.6 million decrease in cash pledged on our commodity derivatives and $1.5 million of restricted cash that became available to fund our 401(k) matching contributions.

Cash used in financing activities was $3.6 million in the first six months of 2012 compared to $0.2 million used in financing activities for the same period of 2011. The decrease in borrowings in the second quarter of 2012 is mainly due to our cash management strategy to increase our usage of accounts receivable discounting programs from December 31, 2011 levels.

Liquidity Sources

Credit Facilities and Cash on Hand

In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, when available, we use bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our working capital requirements. We have an agreement with PNC pursuant to which PNC provides senior secured revolving credit financing up to an aggregate of $45.0 million to us, including up to $10.0 million in letters of credit. We were in compliance with all covenants and terms of the agreement as of June 30, 2012. As of June 30, 2012, we had $10.0 million of borrowings outstanding under this facility, outstanding letters of credit of $3.3 million and the capacity for borrowings under the borrowing base formula of $9.6 million under this facility after giving effect to our fixed charge coverage ratio covenant. We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. (See Note 8 “Debt”, for additional information). We also use these cash resources to fund capital expenditures, and when necessary, to address operating losses. For the six months ended June 30, 2012 and the year ended December 31, 2011, our average outstanding debt balance was $57.9 million and $65.7 million, respectively. The weighted average interest rate was 9.3 % and 8.9% for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, our cash and cash equivalents on hand were $46.2 million. Our borrowings under current credit facilities totaled $53.0 million at June 30, 2012, with an uncommitted additional borrowing capacity of $20.5 million. In January, 2012, we terminated two facilities in Europe and replaced them with factoring arrangements. (See Note 8, “Debt”, for additional information). Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, the majority of which are with PNC. Money market funds are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.

Cash inflows related to taxes

We expect to receive refunds of outstanding refundable non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rates at the time of receipt or future reporting date. Based on the historical payment patterns and applicable foreign currency exchange rates as of June 30, 2012, we expect to recover approximately $21.9 million of the $40.8 million outstanding refundable taxes in the next twelve months. Out of the $21.9 million current portion of the refundable non-income taxes, $16.3 million relates to our Brazilian location. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.

Accounts Receivable Sales

Our Brazilian and European subsidiaries periodically factor their accounts receivable with financial institutions for seasonal and other working capital needs. Such receivables are factored both with limited and without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $34.7 million and $34.3 million at June 30, 2012 and December 31, 2011, respectively. The amount of factored receivables sold with limited recourse through our Brazilian subsidiary, which results in a contingent liability to us, was $12.3 million and $10.1 million as of June 30, 2012 and December 31, 2011, respectively. The amount of factored receivables sold without recourse at our Brazilian and European subsidiaries, which is recorded as a sale of the related receivables, was $22.4 million and $24.2 million as of June 30, 2012 and December 31, 2011, respectively.

Our Indian subsidiary has the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables, at a discount, sooner than they would otherwise be paid by the customer. We collected a total of $13.8 million under both of these programs at June 30, 2012 and $3.8 million at December 31, 2011.

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

In addition, our business exposes us to potential litigation, such as product liability suits or other suits related to anti-competitive practice, securities law or other types of business disputes. These claims can be expensive to defend and an unfavorable outcome from any such litigation could adversely affect our cash flows and liquidity.

As of June 30, 2012, we had $46.2 million of cash and cash equivalents, and $53.0 million in debt, of which $0.8 million was long-term in nature. The short-term debt primarily consists of committed and uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. We believe our cash on hand and availability under our borrowing facilities is sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows previously described in our Annual Report on form 10-K for the year ended December 31, 2011, except as described above.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not have any off-balance sheet financing. We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount, which creates a potential contingent liability for the business. We obtain credit insurance for the majority of this contingent liability. Discounted receivables sold with limited recourse were $12.3 million and $10.1 million at June 30, 2012 and December 31, 2011, respectively. We maintain a reserve for anticipated losses against these sold receivables, and losses have not historically resulted in the recording of a liability greater than the reserved amount.

CONTRACTUAL OBLIGATIONS

As of June 30, 2012, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Contractual Obligations”.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

There have been no significant changes to our critical accounting estimates during the first half of 2012, except as otherwise disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK

Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 and in conjunction with the “Outlook” section in our Annual Report on Form 10-K for the year ended December 31, 2011.

The outlook for 2012 is subject to many of the same variables that negatively impacted us in 2011 and in recent years, which have had significant impacts on our results of operations. The condition of the global economy, commodity costs, key currency rates and weather are all important to future performance, as is our ability to match our hedging activity with actual levels of transactions. The extent to which adverse trends in the first half of 2012 continue will ultimately determine our full year 2012 results. We can give no guarantees regarding what impact future exchange rates, commodity prices and other economic changes will have on our 2012 results. For a discussion of the sensitivity analysis associated with our key commodities and currency hedges see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.

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

The Brazilian Real, the Euro and the Indian Rupee continue to be volatile against the U.S. Dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2012. See “Executive Summary-Currency Exchange”. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our hedging contracts and including the impact of balance sheet remeasurement, to have favorable impact based on current exchange rates, on our net income in 2012 when compared to 2011.

One of our major customers has shut down one of its plants in Brazil from March 2012 through July 2012. Management expects that this shutdown will continue to negatively impact our sales in the third quarter of 2012. In addition, we expect to see continued demand volatility, especially in Europe for the remainder of 2012, as a result of uncertainties and current events around the world. For full year 2012, we expect the change in our net sales to be minimal compared to 2011 levels. The decline in our outlook is based on our internal projections about the market and related economic conditions in the second half of the year and is primarily due to continued economic uncertainties in our major markets particularly the European market. We cannot currently project whether market conditions will improve on a sustained or significant basis and if economic improvement in our key markets does not occur as expected, this could have an adverse impact on our current outlook. As we look to the third quarter of 2012, we expect our sales to be slightly higher than the third quarter of 2011, reflecting both our price increases and potential improvement in the economy, partially offset by the effects of our customer’s plant shutdown discussed above and the continuing uncertainty in the economy. However, due to favorable pricing and foreign governmental incentives we expect an improvement in operating results in the third quarter of 2012 compared to the third quarter of 2011. We expect cash flows from operations to be minimal in the third quarter of 2012.

After giving recognition to the factors discussed above, we expect that the full year 2012 operating profit could improve compared to 2011, exclusive of the $45.0 curtailment gain recognized in second quarter 2012 relating to the curtailment of our postretirement benefits, if we are successful at offsetting volatility in commodity costs, price increases, restructuring activities and other cost reductions.

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

A portion of accounts receivable of our Brazilian subsidiary is sold with limited recourse at a discount. Under our factoring program in Europe, we may discount receivables with recourse; however, at June 30, 2012, there were no receivables sold with recourse. Our European and Brazilian subsidiaries also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $34.7 million and $34.3 million, at June 30, 2012 and December 31, 2011, respectively, and the weighted average discount rate was 6.9% and 7.5% for the three and six months ended June 30, 2012 and 8.4% and 8.5% for the three and six months ended June 30, 2011. Discounted receivables sold with limited recourse comprised $12.3 million and $10.1 million of this amount at June 30, 2012 and December 31, 2011, respectively. We maintain an allowance for anticipated losses based upon the expected collectability of all accounts receivable, including receivables sold.

In India, we have the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables, at a discount, sooner than they would otherwise be paid by the customer. We collected a total of $13.8 million at June 30, 2012 and $3.8 million at December 31, 2011. The weighted average discount rate was 11.2% and 11.6% for the three and six months ended June 30, 2012, respectively and the weighted average discount rate was 10.6% and 10.4% for the three and six months ended June 30, 2011.

Interest Rate Risk – We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Based on our debt and invested cash balances at June 30, 2012, a 1% increase in interest rates would increase interest expense for the year by approximately $0.5 million and a 1% decrease in interest rates would have an immaterial effect on investments.

Commodity Price Risk – Our exposure to commodity cost risk is related primarily to the price of copper and steel and to a lesser degree aluminum, as these are major components of our product cost.

We use commodity futures and options contracts to provide us with greater flexibility in managing the substantial volatility in commodity pricing. Our policy allows management to contract commodity futures for a limited percentage of projected raw material requirements up to 18 months in advance. At June 30, 2012 and December 31, 2011, we held a total notional value of $17.8 million and $39.3 million, respectively, in commodity futures contracts. The decline in the notional value of our commodity contracts is primarily due to negative trends in base metal market values, increased aluminum usage, which is lower in costs and less volatile than copper and normal seasonal hedging which serves as part of our annual planning process. These futures are designated at the inception of the contract as cash flow hedges against the future prices of copper, steel, and aluminum, and are accounted for as hedges on our balance sheet unless they are subsequently de-designated. While the use of futures can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. As a result, if market pricing becomes deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability.

As of June 30, 2012, we have been proactive in addressing the volatility of copper prices, including executing options and futures contracts to cover approximately 52.0% of our anticipated remaining copper requirements for 2012.

Any rapid increases of steel prices have a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however we have been successful at securing a few steel futures contracts in the U.S. to help mitigate this risk. These futures are designated at the inception of the contract as cash flow hedges against the future prices of steel, and are accounted for as hedges on our balance sheet unless they are subsequently de-designated. These futures contracts only cover approximately 4.8% of our anticipated steel requirements in the U.S. for 2012. These futures contracts have similar benefits and risks to us as the copper futures described above.

Based upon the introduction of redesigned products, we expect to use more aluminum in our motors in 2012. Similar to copper and steel, but to a much lesser degree, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts that cover 29.7% of our projected usage in 2012. These futures are designated at the inception of the contract as cash flow hedges against the future prices of aluminum, and are accounted for as hedges on our balance sheet unless they are subsequently de-designated. These futures contracts have similar benefits and risks to us as the copper futures described above.

Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price, as of June 30, of copper, steel or aluminum used in production of our products would adversely affect our annual operating profit on an annual basis as indicated in the table below:

(In Millions)	10% increase in commodity prices
	June 30, 2012	June 30, 2011
Copper	$(5.9)	$(8.8)
Steel	(9.9)	(11.3)
Aluminum	(0.7)	(0.6)

Total	$(16.5)	$(20.7)

Based on our current level of commodity futures contracts, a 10% decrease in the price of copper, steel or aluminum used in production of our products would have resulted in losses under these contracts that would adversely impact our annual operating results for 2012 and 2011 as indicated in the table below:

(In Millions)	10% decrease in commodity prices
	June 30, 2012	June 30, 2011
Copper	$(1.4)	$(2.0)
Steel	(0.2)	(0.4)
Aluminum	(0.1)	(0.2)

Total	$(1.7)	$(2.6)

Foreign Currency Exchange Risk – We are exposed to significant exchange rate risk since the majority of all our revenue, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies and, for purposes of financial reporting, the results are translated into U.S. Dollars based on currency exchange rates prevailing during or at the end of the reporting period. We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. This risk applies to all of our foreign locations since a large percentage of their receivables and payables are transacted in a currency other than their local currency, mainly U.S. Dollars. In those cases, when the receivable is ultimately paid in less valuable Dollars, the foreign location realizes less net revenue in its local currency, which can adversely impact its margins. The periodic re-measurement of these receivables and payables are recognized in the consolidated statements of operations. As the U.S. Dollar strengthens, our reported net revenues and assets are reduced because the local currency will translate into fewer U.S. Dollars, and during times of a weakening U.S. Dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. Dollars. Translation of our Consolidated Statement of Operations into U.S. Dollars affects the comparability of revenue, expenses, operating income (loss), and earnings (loss) per share between years. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. Dollar against major currencies could materially affect our financial results.

We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian, European and Indian export sales, some of which are denominated in U.S. Dollars or Euros. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the U.S. Dollar, any hedge contracts that have been entered into at higher rates result in losses to our Consolidated Statements of Operations when they are settled. From January 1 to June 30, 2012, the Brazilian Real weakened against the U.S. Dollar by 7.8%, the Indian Rupee weakened against the U.S. Dollar by 4.7%, and the Euro weakened against the U.S. Dollar by 2.4%.

At June 30, 2012 and December 31, 2011, we held foreign currency forward contracts with a total notional value of $77.5 million and $131.5 million, respectively. The decline in the notional value of our currency contracts was primarily due to negative trends in foreign exchange rates and normal seasonal hedging which serves as part of our annual planning process. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Brazilian Real, the Euro, or the Indian Rupee against the U.S. Dollar would negatively impact our operating profit on an annual basis as indicated in the table below:

(In Millions)	10% Strengthening against U.S. $
	June 30, 2012	June 30, 2011
Real	$(1.7)	$(5.4)
Euro	(5.5)	(6.9)
Rupee	(0.2)	(0.7)

Total	$(7.4)	$(13.0)

However, based on our current foreign currency forward contracts, a 10% weakening in the value of the Real, Euro or the Rupee against the U.S. Dollar would result in losses under such foreign currency forward contracts that would adversely impact our operating results as indicated in the table below:

(In Millions)	10% Weakening against U.S. $
	June 30, 2012	June 30, 2011
Real	$(1.8)	$(2.0)
Euro	(2.4)	(2.6)
Rupee	(0.0)	(0.0)

Total	$(4.2)	$(4.6)

Item 4. Controls and Procedures.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012 and any change in our internal control over financial reporting that occurred during our second quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

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

Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with such evaluation described above that occurred during our second quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of our legal proceedings, see “Litigation” in Note 14, “Commitments and Contingencies,” of the Notes to Financial Statements in Part I, Item 1 of this report, which is incorporated into this Part II, Item 1 by reference. These proceedings were also described in Part II, Item 1 (by incorporation by reference to Note 14, “Commitments and Contingencies,” of the Notes to Financial Statements in Part I, Item 1) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

TECUMSEH PRODUCTS COMPANY
(Registrant)

Date: August 7, 2012	By	/s/ Janice E. Stipp
Janice E. Stipp
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Document