Form 10-Q
period 2012-09-30
TECUMSEH PRODUCTS CO
filed 2012-11-07
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
 FORM 10-Q
________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 0-452
 ________________________________
TECUMSEH PRODUCTS COMPANY
(Exact name of registrant as specified in its charter)
 ________________________________

Michigan	38-1093240
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1136 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of Principal Executive Offices)	(Zip Code)
(734) 585-9500
(Registrant’s telephone number, including area code)
________________________________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒
As of November 7, 2012, the following shares of the registrant’s common stock were outstanding:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938

Page
PART I FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Operations (Unaudited)	Page 4
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 29
Item 4. Controls and Procedures	Page 31
PART II OTHER INFORMATION:
Item 1. Legal Proceedings	Page 33
Item 6. Exhibits	Page 34
Signatures	Page 35
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited) (In Millions, Except Share Data)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$53.2	$49.6
Restricted cash and cash equivalents	4.4	10.8
Accounts receivable, trade, less allowance for doubtful accounts of $1.1 million in 2012 and 2011	96.7	85.1
Inventories	135.4	135.9
Deferred and recoverable income taxes	0.2	1.4
Recoverable non-income taxes	16.6	28.8
Fair value of derivatives	1.1	0.2
Other current assets	15.7	13.9
Total current assets	323.3	325.7
Property, plant, and equipment, net	164.8	189.4
Deferred income taxes	0.1	0.1
Recoverable non-income taxes	22.4	15.7
Deposits	21.3	21.3
Other assets	13.4	11.5
Total assets	$545.3	$563.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$105.8	$97.2
Short-term borrowings	58.5	55.1
Accrued liabilities:
Employee compensation	26.4	20.2
Product warranty and self-insured risks	9.7	8.4
Payroll taxes	10.5	12.0
Fair value of derivatives	3.5	16.6
Other current liabilities	7.1	8.8
Total current liabilities	221.5	218.3
Long-term debt	2.7	4.8
Other postretirement benefit liabilities	2.8	7.3
Product warranty and self-insured risks	2.3	3.5
Pension liabilities	35.8	35.1
Other liabilities	8.5	8.8
Total liabilities	273.6	277.8
Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2012 and 2011	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2012 and 2011	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	314.2	281.0
Accumulated other comprehensive loss	(72.0)	(24.6)
Total stockholders’ equity	271.7	285.9
Total liabilities and stockholders’ equity	$545.3	$563.7
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In Millions, Except Share and per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$208.6	$198.3	$656.3	$690.0
Cost of sales	(190.4)	(193.3)	(604.9)	(651.1)
Gross profit	18.2	5.0	51.4	38.9
Selling and administrative expenses	(25.6)	(26.7)	(81.4)	(79.4)
Other income, net	4.7	4.4	18.6	12.8
Impairments, restructuring charges, and other items	(0.6)	(0.3)	42.4	(5.7)
Operating (loss) income	(3.3)	(17.6)	31.0	(33.4)
Interest expense	(2.5)	(2.4)	(7.9)	(7.9)
Interest income	0.3	1.0	2.8	1.9
(Loss) income from continuing operations before taxes	(5.5)	(19.0)	25.9	(39.4)
Tax benefit (expense)	1.6	(1.7)	7.2	1.3
(Loss) income from continuing operations	(3.9)	(20.7)	33.1	(38.1)
Income (loss) from discontinued operations, net of tax	0.1	(1.1)	—	(1.0)
Net (loss) income	$(3.8)	$(21.8)	$33.1	$(39.1)
Basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(0.22)	$(1.12)	$1.79	$(2.06)
Income (loss) from discontinued operations, net of tax	0.01	(0.06)	—	(0.05)
Net (loss) income per share	$(0.21)	$(1.18)	$1.79	$(2.11)
Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480
Cash dividends declared per share	$0.00	$0.00	$0.00	$0.00
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(3.8)	$(21.8)	$33.1	$(39.1)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.8	(45.9)	(11.8)	(27.8)
Pension and postretirement benefits:
Prior service credit	(0.6)	(1.8)	(3.4)	(4.7)
Net actuarial (gain)	(2.4)	(0.2)	(4.0)	(0.6)
Reclassification of prior service credit	0.0	0.0	(40.5)	0.0
Unrealized gain (loss) on cash flow hedges	0.6	(23.3)	5.6	(16.9)
Reclassification adjustment for losses (gains) on cash flow hedges included in net (loss) income	2.7	(1.8)	6.7	(11.2)
Other comprehensive income (loss)	1.1	(73.0)	(47.4)	(61.2)
Total comprehensive loss	$(2.7)	$(94.8)	$(14.3)	$(100.3)
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In Millions)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$33.1	$(39.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27.4	29.9
Non cash employee retirement benefits	(6.4)	(4.9)
Non cash postretirement benefits curtailment gain	(45.0)	0.0
Deferred income taxes	(1.1)	1.9
Share based compensation	0.1	(1.2)
Loss (gain) on disposal of property and equipment	0.1	(2.9)
Changes in operating assets and liabilities:
Accounts receivable	(14.8)	11.1
Inventories	(2.7)	(2.5)
Payables and accrued expenses	17.1	(34.9)
Employee retirement benefits	(0.7)	(0.2)
Recoverable non-income taxes	2.2	26.8
Other	(5.0)	(1.6)
Cash provided by (used in) operating activities	4.3	(17.6)
Cash Flows from Investing Activities:
Capital expenditures	(10.9)	(11.3)
Change in restricted cash and cash equivalents	6.4	2.3
Proceeds from sale of assets	0.1	4.0
Cash (used in) investing activities	(4.4)	(5.0)
Cash Flows from Financing Activities:
Proceeds from long-term debt	2.7	4.1
Payments of long-term debt	(4.6)	(9.4)
Proceeds from revolving credit agreement	0.0	15.1
Payments of revolving credit agreement	0.0	(5.0)
Debt issuance cost	0.0	(0.3)
Other borrowings (repayments), net	6.1	(2.3)
Cash provided by financing activities	4.2	2.2
Effect of exchange rate changes on cash	(0.5)	(0.7)
Increase (decrease) in cash and cash equivalents	3.6	(21.1)
Cash and Cash Equivalents:
Beginning of Period	49.6	65.9
End of Period	$53.2	$44.8
Supplemental Schedule of Noncash Investing and Financing Activities:
Cash paid for taxes	$0.6	$(0.8)
Cash paid for interest	$7.2	$7.6
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
Significant estimates and assumptions used in the preparation of the accompanying consolidated financial statements include those related to: accruals for product warranty, deferred tax assets, self-insured risks, pension and postretirement benefit obligations, litigation and environmental matters, as well as the evaluation of long lived asset impairments and determination of stock based compensation.

NOTE 2. Discontinued Operations
In 2007 and 2008, we completed the sale of the majority of our non core businesses; however, we continue to incur legal fees, settlements and other expenses based on provisions in the purchase agreements.
For the quarter ended September 30, 2012, total income from discontinued operations net of income taxes was $0.1 million. This included $0.2 million for reduction in anticipated legal and environmental charges and settlements, partially offset by $0.1 million of operating expenses for our Grafton facility. (See Note 11, “Income Taxes”, for additional information).
For the quarter ended September 30, 2011, total loss from discontinued operations net of income taxes was $1.1 million. This included $0.3 million for increase in anticipated claims related to workers’ compensation and product liability, $0.4 million for environmental accruals and $0.4 million of legal fees and settlements for sold businesses.
For the nine months ended September 30, 2012, total income from discontinued operations net of income taxes netted to zero. It included $0.2 million for an increase in anticipated claims related to workers’ compensation and product liability, $0.7 million related to environmental and legal charges and settlements and $0.3 million in operating costs for our Grafton facility, offset by $0.8 million of legal fee reimbursements for the Platinum lawsuit received under our Directors and Officers insurance and $0.4 million of income due to a portion of a mutual release agreement that we signed during the second quarter. (See Note 14, “Commitments and Contingencies”, for additional information).
For the nine months ended September 30, 2011, total loss from discontinued operations net of income taxes was $1.0 million. This included $1.1 million of legal fees and settlements for sold businesses, $0.4 million for environmental accruals and $0.1 million related to our Grafton facility for operating costs, partially offset by $0.6 million for a reduction in anticipated claims related to workers' compensation and product liability.
Our Grafton facility is classified as held for sale on our consolidated balance sheet under the caption “Other current assets” in the amount of $0.5 million.

NOTE 3. Inventories
The components of inventories are as follows:

(In Millions)	September 30, 2012	December 31, 2011
Raw materials, net of reserves	$81.5	$72.1
Work in progress	2.3	2.0
Finished goods, net of reserves	51.6	61.8
	$135.4	$135.9
Raw materials are net of a $4.9 million and $4.4 million reserve for obsolete and slow moving inventory at September 30, 2012 and December 31, 2011, respectively. Finished goods are net of a $2.3 million and $2.5 million reserve for obsolete and slow moving inventory and lower of cost or market at September 30, 2012 and December 31, 2011, respectively.

NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

(In Millions)	September 30, 2012	December 31, 2011
Land and land improvements	$13.7	$13.8
Buildings	94.3	91.0
Machinery and equipment	790.8	827.7
Capital leases	0.4	0.0
	899.2	932.5
Less accumulated depreciation	742.9	754.6
	156.3	177.9
Construction in process	8.5	11.5
Property, plant and equipment, net	$164.8	$189.4
Depreciation expense associated with property, plant and equipment was $8.7 and $10.0 million for the three months ended September 30, 2012, and 2011, respectively and $27.3 and $29.9 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 5. Pension and Other Postretirement Benefit Plans
The following tables present the components of net periodic expense (benefit) of the Company’s Pension and Postretirement plans:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In Millions)	2012	2011	2012	2011
Service cost	$0.5	$0.5	$0.0	$0.2
Interest cost	1.7	2.0	0.1	0.2
Expected return on plan assets	(2.1)	(2.1)	(0.1)	0.0
Amortization of net loss (gain)	0.7	0.3	(3.5)	(2.4)
Net periodic expense (benefit)	$0.8	$0.7	$(3.5)	$(2.0)

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2012	2011	2012	2011
Service cost	$1.6	$1.5	$0.1	$0.6
Interest cost	5.2	6.0	0.4	0.6
Expected return on plan assets	(6.2)	(6.3)	(0.2)	0.0
Amortization of net loss (gain)	2.1	0.9	(9.2)	(7.2)
Curtailment (gain)	0.0	0.0	(45.0)	0.0
Net periodic expense (benefit)	$2.7	$2.1	$(53.9)	$(6.0)
The curtailment gain, included in the tables above, is due to the termination of certain postretirement benefits for salaried employees and retirees. The non cash gain of $45.0 million was primarily a result of reversals of accrued liabilities and the related balance in “Accumulated other comprehensive income” (“AOCI”), related to these terminated benefits. We informed employees and current retirees that (1) effective May 1, 2012 we would no longer provide life insurance benefits to eligible current and future salaried retirees of the Company, (2) effective December 31, 2013, we would no longer provide pre-age 65 retiree group health care benefits to current salaried employees and current salaried retirees of the Company who could participate or who are currently participating in the Plan and (3) effective May 1, 2012, all current employees who have not satisfied (as of May 1, 2012) the age and Company service requirements for eligibility and participation in the Plan providing pre-age 65 retiree group health care benefits, will no longer be eligible. Due to the negative plan amendment, described in clause (2) above, we will record increased amortization of net gains until December 31, 2013.
We have defined contribution retirement plans that cover substantially all U.S. employees. The combined expense for these plans was $0.4 million for the three months ended September 30, 2012 and 2011, respectively and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan.

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
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at September 30, 2012 and December 31, 2011:

(In Millions)	September 30, 2012	December 31, 2011
Brazil	$30.2	$35.8
India	8.1	8.0
Europe	0.7	0.7
Total recoverable non-income taxes	$39.0	$44.5
At September 30, 2012, a receivable of $16.6 million was included in current assets and $22.4 million was included in non-current assets and is expected to be recovered through 2014. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

NOTE 7. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers.
Changes in accrued product warranty costs for the periods ended September 30, 2012 and 2011 are summarized as follows:

(In Millions)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Balance at January 1,	$6.5	$5.9
Settlements made (in cash or in kind)	(4.6)	(4.1)
Current year accrual	5.0	4.9
Effect of foreign currency translation	0.0	(0.1)
Balance at September 30,	$6.9	$6.6
Warranty expense was $5.0 million and $4.8 million for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, $6.1 million was included in current liabilities and $0.8 million was included in non-current liabilities. At December 31, 2011, $5.7 million was included in current liabilities and $0.8 million was included in non-current liabilities.

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
The PNC agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level. We are in compliance with all covenants and terms of the agreement at September 30, 2012.
At September 30, 2012, our borrowings under the PNC facility totaled $10.1 million, and we have an additional $6.0 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.4 million in outstanding letters of credit. A quarterly covenant is based on our average undrawn borrowing availability and was such that the covenant did not apply. We paid $0.3 million in fees associated with the agreement in 2011, which were capitalized and will be amortized over the term of the agreement. We must also pay a facility fee of 0.375% a year on the unused portion of the facility. In addition, we have $0.6 million outstanding in short term borrowings related to financing some of our insurance premiums, which will be repaid over the next 8 months.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
Our European business has an overdraft line with an available balance at September 30, 2012 of $0.3 million, of which none was utilized at September 30, 2012.
In Brazil, as of September 30, 2012, we have uncommitted, discretionary revolving credit facilities with several local private Brazilian banks (some of which are sponsored by the Brazilian government) for an aggregate maximum of $40.2 million, subject to a borrowing base formula computed on a monthly basis. These credit facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from November 15, 2012 through January 15, 2020. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, at their discretion, whether to make new advances with respect to each draw on such facilities. There are no restrictive covenants on these credit facilities. Our borrowings under the revolving credit facilities in Brazil, at September 30, 2012, totaled $37.2 million, with an additional $3.0 million available for borrowing, based on our accounts receivable and inventory at that date.
In India, we have an aggregate maximum availability of $14.8 million of revolving credit facilities which are secured by land, buildings and equipment, inventories and receivables and are subject to a borrowing base formula computed on a monthly basis. The arrangements expire at various times from November 2012 through July 2013. Historically, we have been able to renew these facilities when they expire; however, such renewal is at the discretion of the banks. Our borrowings under these facilities totaled $13.3 million, and based on our borrowing base as of September 30, 2012, we had $1.5 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets located in India.
Our consolidated borrowings totaled $61.2 million at September 30, 2012 and $59.9 million at December 31, 2011. Our weighted average interest rate for these borrowings was 9.1% for the nine months ended September 30, 2012 and 7.8% for the nine months ended September 30, 2011.
On April 9, 2007, we issued a warrant to a lender to purchase 1,390,944 shares of our Class A Common Stock, at $6.05 per share, which is equivalent to 7% of our fully diluted common stock (including both Class A and Class B shares). This warrant expired on April 9, 2012 without the purchase or issuance of additional shares.

NOTE 9. Share-Based Compensation Arrangements
Prior to March 7, 2011, under our Long-Term Incentive Cash Award Plan, two types of incentives were awarded, both of which were based upon the value of our Class A shares: stock appreciation rights (“SARs”) and phantom shares. SARs and phantom shares were generally granted to key employees in the first quarter of each year and vested one-third each year over a three year period. SARs were granted with an exercise price equal to the closing price of our common stock on the date of the grant, as reported by the NASDAQ Stock Market and have a seven year term. Fair value of outstanding phantom shares is based upon the closing stock price of our Class A common stock on the last day of the reporting period. At September 30, 2012 and December 31, 2011, the closing stock price on our Class A common stock was $5.18 and $4.70 respectively.
Effective March 7, 2011, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. For the nine months ended September 30, 2011, we did not record any expense, based on our then estimate of our 2011 performance.
Effective March 2, 2012, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. The actual phantom share award amounts for 2012 will be determined based on specified performance targets with respect to performance in 2012 and 25% of the potential awards will be determined at the discretion of our Board of Directors. We record these performance phantom shares as an expense and corresponding liability only when we estimate that it is more likely than not that we will achieve the threshold level of performance necessary for any phantom shares to be awarded. As of September 30, 2012, we estimate that it is more likely than not that we will achieve the threshold level of performance with respect to some of the performance phantom share awards made in 2012. As a result, we recorded $1.6 million of compensation expense in the first nine months ended September 30, 2012. In addition, if we believed that it was more likely than not that we would achieve the threshold level of performance with respect to the remainder of the performance phantom share awards made in March 2012, an additional $0.3 million would have been recorded as expense in the nine months ended September 30, 2012.
For the nine months ended September 30, 2012, 24,864 phantom shares vested. Of these vested shares, 18,803 were paid in the first half of 2012 at a price of $5.08 and 6,061 were paid in the third quarter of 2012 at a price of $4.28 per share, reducing our liability by $0.1 million.
We measure the fair value of each SAR based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of September 30, 2012 and 2011 using the following assumptions:

	September 30, 2012	September 30, 2011
Risk-free interest rate	0.25-0.49%	0.53-1.04%
Dividend yield	0.0%	0.0%
Expected life (years)	2.4-4.3 years	3.4-5.3 years
Volatility	65.55%	82.87%
Since both the SARs and the phantom shares are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet.
The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the three-year vesting period of the awards. Total compensation expense (income) related to the SARs and phantom shares that have been issued and earned was $0.0 million and $(0.4) million for the three months ended September 30, 2012 and 2011, respectively, and $0.1 million and $(1.2) million for the nine months ended September 30, 2012 and 2011, respectively. The fair value for the unvested SARs has not yet been recorded as expense and is therefore considered an unrecognized liability. The total unrecognized compensation liability as calculated at September 30, 2012 and December 31, 2011 was less than $0.1 million and $0.1 million, respectively.

In addition to the awards to our executives, we grant deferred stock units ("DSUs") to our non-employee directors under our Outside Directors' Deferred Stock Unit Plan. These awards are fully vested when made. We measure the fair value of outstanding DSUs based upon the closing stock price of our Class A common stock on the last day of the reporting period. We will pay out the DSUs to a director after the earlier of a Company Change in Control, as defined in the plan, or the date when he or she ceases to be a non-employee director for any reason. Since the DSUs are settled in cash rather than by issuing equity instruments, we record them as expense with a corresponding liability on our balance sheet. We recorded a liability of $0.7 million and $0.1 million as of September 30, 2012 and December 31, 2011, respectively.

NOTE 10. Impairments, Restructuring Charges, and Other Items
The charges recorded as impairment, restructuring, and other charges for three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(In Millions)
Severance, restructuring costs, and special termination benefits	$0.6	$0.3	$2.6	$5.6
Environmental reserve on held-for-sale building	0.0	0.0	0.0	0.1
Curtailment (gains)	0.0	0.0	(45.0)	0.0
Total impairments, restructuring charges, and other items	$0.6	$0.3	$(42.4)	$5.7
Impairments, restructuring charges, and other items for the third quarter of 2012 include $0.6 million related to severance associated with a reduction in force at our Brazilian ($0.5 million) and French ($0.1 million) locations.
Impairments, restructuring charges, and other items for the third quarter of 2011 include $0.3 million related to severance associated with a reduction in force at our Brazilian facility.
Impairments, restructuring charges, and other items for the nine months ended September 30, 2012 include $2.6 million related to severance associated with a reduction in force at our Brazilian ($1.9 million), North American ($0.3 million), French ($0.1 million) and Corporate ($0.3 million) locations, and postretirement benefit curtailment gains of $45.0 million. (See Note 5, “Pension and Other Postretirement Benefit Plans”, for additional information).
Impairments, restructuring charges, and other items for the nine months ended September 30, 2011 include $5.6 million related to severance associated with a reduction in force at our Brazilian ($2.1 million), North American ($0.1 million), French ($0.2 million), Indian ($0.1 million) and Corporate ($3.1 million) locations and an increase of $0.1 million for costs related to the environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility. On March 7, 2011, our President and Chief Executive Officer and our Board of Directors mutually determined to separate our President and Chief Executive Officer’s employment with us after a transition period. The $3.1 million severance associated with a reduction in force at our Corporate location includes $1.35 million relating to our former President and Chief Executive Officer’s separation which was paid on July 31, 2011.
The following table reconciles activities for the nine months ended September 30, 2012 for accrued impairment, restructuring charges and other items.

(In Millions)	Severance	Other	Total
Balance at January 1, 2012	$0.1	$1.8	$1.9
Accruals	2.6	0.0	2.6
Payments	(2.6)	(0.7)	(3.3)
Balance at September 30, 2012	$0.1	$1.1	$1.2
The accrued severance balance at September 30, 2012, includes $0.1 million for payments to be made related to our European reduction in force and is expected to be paid in the next 12 months. The environmental reserve balance at September 30, 2012, included in other, represents the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility and is expected to be paid in the next 9-12 months. (See Note 14, “Commitments and Contingencies”, for additional information).

NOTE 11. Income Taxes
We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur. We adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. For the period ended September 30, 2012, we calculated our tax provision based on the estimate of the annual effective tax rate.
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
At September 30, 2012 and December 31, 2011, full valuation allowances are recorded against deferred tax assets for all tax jurisdictions in which we believe it is more likely than not that the deferred taxes will not be realized. Full valuation allowances were recorded for all of our tax jurisdictions except for Mexico and Malaysia.
We have open tax years from 2005 to 2011 with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2005 have been examined by the Internal Revenue Service.
As a result of a U.S. income tax refund, a tax benefit in the amount of $4.4 million was recognized in the second quarter of 2012. Management is not aware of any uncertain tax positions taken or expected to be taken that would require recognition of a liability (or asset) for disclosure in the financial statements.

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

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

(In Millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$0.9	$0.0	$0.9	$0.0
Foreign currency derivatives	0.2	0.0	0.2	0.0
Balance as of September 30, 2012	$1.1	$0.0	$1.1	$0.0
Liabilities:
Commodity futures contracts	$(0.2)	$0.0	$(0.2)	$0.0
Foreign currency derivatives	(3.3)	0.0	(3.3)	0.0
Balance as of September 30, 2012	$(3.5)	$0.0	$(3.5)	$0.0

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
We assess the effectiveness of our futures and forwards contracts using the dollar offset method and de-designate if it is determined that the derivative will no longer be highly effective at offsetting the cash flows of the hedged item. At the time a derivative is de-designated, any losses recorded in other comprehensive income are recognized in our Consolidated Statements of Operations while gains remain in AOCI on our Consolidated Balance Sheets until the forecasted cash flows occur. All subsequent gains and losses related to the de-designated derivatives are recognized in our Consolidated Statements of Operations.
The notional amount outstanding of derivative contracts designated as cash flow hedges was $53.0 million and $131.5 million at September 30, 2012 and December 31, 2011, respectively. The notional amount outstanding of de-designated derivative contracts was $16.9 million at September 30, 2012. We had no de-designated derivative contracts at December 31, 2011.
 We recognized $0.2 million of losses associated with the derivative contracts that have been de-designated during the nine months ended September 30, 2012. We had gains of $0.1 million in “Other comprehensive income” at September 30, 2012, for derivative contracts that have been de-designated. These gains will be recognized as the forecasted cash flows occur.
The following table presents the fair value of our derivatives designated as hedging instruments in our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:

	Asset (Liability) Derivatives
	September 30, 2012		December 31, 2011
(In Millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Commodity futures contracts	Fair value of derivative asset	$0.5	Fair value of derivative asset	$0.2
Commodity futures contracts	Fair value of derivative liability	(0.2)	Fair value of derivative liability	(3.5)
Foreign currency derivatives	Fair value of derivative asset	0.2	Fair value of derivative asset	0.0
Foreign currency derivatives	Fair value of derivative liability	(3.1)	Fair value of derivative liability	(13.1)
Total		$(2.6)		$(16.4)

The following table presents the fair value of our derivatives that have been de-designated as hedging instruments in our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:

	Asset (Liability) Derivatives
	September 30, 2012		December 31, 2011
(In Millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives de-designated as hedging instruments
Commodity futures contracts	Fair value of derivative asset	$0.4	Fair value of derivative asset	$0.0
Commodity futures contracts	Fair value of derivative liability	0.0	Fair value of derivative liability	0.0
Foreign currency derivatives	Fair value of derivative asset	0.0	Fair value of derivative asset	0.0
Foreign currency derivatives	Fair value of derivative liability	(0.2)	Fair value of derivative liability	0.0
Total		$0.2		$0.0

The following table presents the impact of derivatives designated as hedging instruments on our Consolidated Statements of Operations and AOCI for our derivatives designated as cash flow hedging instruments for the three and nine months ended September 30, 2012 and September 30, 2011.

(In Millions)	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	September 30,			September 30,			September 30,
Three Months Ended	2012	2011		2012	2011		2012	2011
Commodity	$0.2	$(7.7)	Cost of Sales	$(0.2)	$1.6	Cost of Sales	$0.0	$(1.3)
Currency	0.8	(14.7)	Cost of Sales	(3.5)	2.7	Cost of Sales	0.0	(1.0)
Total	$1.0	$(22.4)		$(3.7)	$4.3		$0.0	$(2.3)
Nine Months Ended	2012	2011		2012	2011		2012	2011
Commodity	$1.6	$(6.0)	Cost of Sales	$(2.0)	$6.9	Cost of Sales	$0.0	$(1.3)
Currency	1.2	(9.2)	Cost of Sales	(8.8)	7.7	Cost of Sales	0.0	(0.6)
Total	$2.8	$(15.2)		$(10.8)	$14.6		$0.0	$(1.9)
As of September 30, 2012, we estimate that we will reclassify into earnings during the next 12 months approximately $2.5 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices require us to post cash collateral with our hedge counterparties. At September 30, 2012 and December 31, 2011, we were required to post $0.9 million and $5.6 million respectively, of cash collateral on our hedges, which is recorded in “Restricted cash and cash equivalents” in our Consolidated Balance Sheets.

NOTE 14. Commitments and Contingencies
Accounts Receivable
A portion of accounts receivable at our Brazilian subsidiary are sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $14.2 million and $10.1 million at September 30, 2012 and December 31, 2011, respectively, and the discount rate was 6.1% and 4.7% at September 30, 2012 and December 31, 2011, respectively. Under our factoring program in Europe, we may discount receivables with recourse; however, at September 30, 2012, there were no receivables sold with recourse.
Purchase Commitments
As of September 30, 2012 and December 31, 2011, we had $24.2 million and $13.7 million, respectively of non-cancelable purchase commitments with some suppliers for materials and supplies in the normal course of business.

Letters of credit
We issue letters of credit in the normal course of business as required by some vendor contracts and insurance policies. As of September 30, 2012 and December 31, 2011, we had $3.4 million and $3.5 million, respectively, in outstanding letters of credit in the U.S. Outside the U.S. we had $7.7 million and $9.5 million outstanding letters of credit at September 30, 2012 and December 31, 2011, respectively.
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
On May 3, 2010, a class action was commenced in the Superior Court of the Province of Quebec by Eric Liverman and Sidney Vadish against us and several other defendants (including those listed above) advancing allegations similar to those outlined immediately above. Plaintiffs seek undetermined monetary damages, punitive damages, interest, costs, and equitable relief. As stated above, Snowstorm Acquisition Corporation and Platinum Equity, LLC, the purchasers of Tecumseh Power Company and its subsidiaries and Motoco a.s. in November 2007, have notified us that they claim indemnification with respect to this lawsuit under our Stock Purchase Agreement with them.
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
As previously reported, Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh do Brasil, Ltda, and Tecumseh do Brasil U.S.A. LLC entered into a settlement agreement with the direct-purchaser plaintiffs on June 24, 2010 to resolve claims in the action in order to avoid the costs and distraction of this ongoing class action litigation.
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
The direct purchaser plaintiffs subsequently filed a Second Amended Master Complaint to reflect the court’s rulings on the motion to dismiss which allowed them to cover fractional compressors, or compressors of less than one horsepower, used for refrigeration purposes (but excluding those used for air conditioning) purchased from February 25, 2005 to December 31, 2008 (the "Covered Products").
On October 15, 2012 we entered into a new settlement agreement with the direct-purchaser plaintiffs (the "Settlement Agreement"), which must be approved by the court. The Settlement Agreement was made by and between us and our subsidiaries and affiliates, and plaintiffs, both individually and on behalf of a class of persons who purchased the Covered Products in the United States, its territories and possessions, directly from a defendant. Under the terms of the Settlement Agreement, in exchange for plaintiffs' full release of all U.S. direct-purchaser claims against us relating to refrigeration compressors, we agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $150,000 for notice and administrative costs associated with administering the settlement. These costs were recorded as an expense in the second quarter ended June 30, 2010 (and paid in the third quarter of 2010) in the line item captioned "Impairments, restructuring charges, and other items". Under the original agreement, administrative costs were recorded as $250,000; however upon signing the new settlement the difference was refunded to Tecumseh Products Company.
For the remaining indirect purchaser class actions in the United States, a consolidated amended complaint was filed on June 30, 2010, and we filed a motion to dismiss the indirect purchaser class action on August 30, 2010. On June 7, 2012, the court partially granted a motion to dismiss the consolidated amended complaint with regard to claims for purchasers in several states in which the complaint identified no named plaintiff. Supplemental briefs on the remaining issues raised in motions to dismiss have been submitted to the court, which has not yet ruled on the issues. In Canada, the class actions are still in a preliminary stage.
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
On March 12, 2012, a proceeding was commenced by Electrolux do Brasil S.A., in the Civil Division of the State District Court in São Paulo, Brazil, against Tecumseh Do Brasil Ltda. and two other defendants, jointly and severally. The complaint alleges that Electrolux suffered damages from over pricing due to the activities of a cartel of which we and Whirlpool were members. The complaint states that the amount in controversy is Brazilian Real 1,000,000. However, Electrolux would be entitled to recover any damages it is able to prove in the proceeding, in the event that they exceed this amount. We timely filed opposition to this claim. Electroluxs' expert reports were filed for consideration by the court that states the claim is time barred due to the expiration of the applicable statue of limitations. We intend to continue to vigorously contest the claim.
Due to uncertainty of our liability in these cases, or other cases that may be brought in the future, we have not recognized any impact in our financial statements, other than for the claims subject to the Settlement Agreement.  Our ultimate liability or the amount of any potential future settlements or resolution of these claims, if any, could be material to our financial position, consolidated results of operations and cash flows.
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
Platinum
On November 20, 2009 Snowstorm Acquisition Corporation (“Snowstorm”), a Delaware corporation affiliated with Platinum Equity Capital Partners, L.P. (“Platinum”), filed a lawsuit against Tecumseh Products Company, Alix Partners LLP, AP Services LLC and James Bonsall in the United States District Court for the District of Delaware, alleging breach of contract, violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5, violation of Section 20(a) of the Exchange Act, common law fraud and negligent misrepresentation in connection with Snowstorm’s purchase of the issued and outstanding capital stock of Tecumseh Power Company and its subsidiaries and Motoco a.s. (collectively “Tecumseh Power”) in November, 2007. At the time of the sale, Tecumseh Power Company was a wholly-owned subsidiary of Tecumseh Products Company engaged in the manufacture and sale of Tecumseh gas-powered engines used in snow throwers, lawnmowers, generators, power washers and augers, among other applications. Snowstorm sought approximately $27.0 million (inclusive of interest and litigation expenses), punitive damages and a declaratory judgment that we are obligated to indemnify Snowstorm for certain other claims and losses allegedly related to the subject matter of the complaint.
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
Environmental Matters
At September 30, 2012 and December 31, 2011 we had accrued $2.5 million and $3.6 million, respectively, for environmental remediation. Included in the September 30, 2012 balance is an accrual of $1.1 million for the remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. Investigation and remediation efforts are ongoing, with most of the investigation efforts completed in the next 6 months and most of the remediation efforts will be completed in the next 9-12 months. The monitoring activities are anticipated to be completed by the end of 2019.
We were named by the U.S. Environmental Protection Agency as a potentially responsible party in connection with the Sheboygan River and Harbor Superfund Site in Wisconsin. In 2003, with the cooperation of the USEPA, we and Pollution Risk Services, LLC (“PRS”) entered into a Liability Transfer and Assumption Agreement (the “Liability Transfer Agreement”). Under the terms of the Liability Transfer Agreement, PRS assumed all of our responsibilities, obligations and liabilities for remediation of the entire Site and the associated costs, except for potential future liabilities related to Natural Resource Damages (“NRD”). Also, as required by the Liability Transfer Agreement, we purchased Remediation Cost Cap insurance, with a 30 year term, in the amount of $100.0 million and Environmental Site Liability insurance in the amount of $20.0 million. We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS. Remediation is expected to be completed in 2012 or 2013. After the remediation is complete at the Site, the natural resource trustees (Wisconsin Department of Natural Resources, U.S. Fish and Wildlife Service, and the National Oceanic and Atmospheric Administration) will have the opportunity to assess if there are any NRD and could assess a fine at that time. We received a letter from the State of Wisconsin Department of Justice ("WDOJ") on September 28, 2012. We have been advised that the Sheboygan River Natural Resource Trustee Council has conducted a preliminary natural resources damages assessment related to the Sheboygan River and Harbor Site, including the Kohler Landfill Supersite and the Campmarina Alternate Superfund Site. An initial meeting with the WDOJ and trustees, along with other potentially responsible parties, took place in October 2012 to discuss next steps in the assessment process and to provide us an opportunity to participate in assessment activities at the Site. The meeting was primarily informational in nature. We anticipate a follow-up meeting in 6 months. At this time, we do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future claims, but the amount could be material to our financial position, consolidated results of operations and cash flows. .

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

NOTE 15. Recently Issued Accounting Pronouncements
In August 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-03, Technical Amendments and Corrections to SEC Sections. The update amends the FASB Accounting Standards Codification (ASC) SEC Sections to ensure consistency with the other sections of the ASC. The principal changes involve revision or removal of accounting guidance references and other conforming changes; they are not expected to change practice and will have no material effect on our financial statements.
In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements. The update amends the FASB Accounting Standards Codification (ASC) for technical corrections and clarifications. The majority of the amendments are not expected to change practice, and therefore transition guidance is not provided for those amendments. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. These amendments are related to the following topics: contracts in an entity's own equity, defined contribution pension plans and health and welfare benefit plans. Management believes ASU No. 2012-04 will have no material effect on our financial statements.

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
Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) current and future global or regional economic conditions, including housing starts, and the condition of credit markets, which may magnify other risk factors; ii) loss of, or substantial decline in sales to, any of our key customers; iii) our ability to maintain adequate liquidity in total and within each foreign operation; iv) our ability to restructure or reduce our costs and increase productivity and quality and develop successful new products in a timely manner; v) actions of competitors in highly competitive markets with intense competition; vi) the ultimate cost of defending and resolving legal and environmental matters, including any liabilities resulting from the regulatory antitrust investigations commenced by the United States Department of Justice Antitrust Division and the Secretariat of Economic Law of the Ministry of Justice of Brazil both of which could preclude commercialization of products or adversely affect profitability and/or civil litigation related to such investigations; vii) availability and volatility in the cost of materials, particularly commodities, including steel and copper, whose cost can be subject to significant variation; viii) financial market changes, including fluctuations in foreign currency exchange rates and interest rates; ix) significant supply interruptions or cost increases; x) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xii) local governmental, environmental, trade and energy regulations; xiii) increased or unexpected warranty claims; xiv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xv) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations and personnel or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xvi) the success of our ongoing effort to bring costs in line with projected production levels and product mix; xvii) weather conditions affecting demand for replacement products; xviii) the effect of terrorist activity and armed conflict. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
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
Economy
Our sales depend significantly on worldwide economic conditions and the demand for the products in which our products are used. Global economic weakness and uncertainty continue to impact our financial results, and are part of the reason for lower sales, and difficulty in managing inventory levels in the first nine months of 2012. Sales decreased in the first nine months of 2012 compared to the first nine months of 2011 primarily due to unfavorable foreign currency impacts, lower volumes and unfavorable changes in sales mix for compressors used in North American commercial refrigeration and air conditioning applications, and price decreases for compressors used in household refrigeration and freezer (R&F) applications, partially offset by higher volumes and favorable changes in sales mix for compressors used in commercial refrigeration and R&F applications, and price increases for compressors used in commercial refrigeration and air conditioning applications. Exclusive of the effects of currency translation, sales in the first nine months of 2012 were approximately 2.6% higher compared to the first nine months of 2011. In our air conditioning application markets, volume decreases are primarily due to the temporary shutdown of a plant by one of our major Brazilian customers, which resumed operations in the middle of the third quarter.
Commodities
Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities.
The average market costs for the types of copper and steel used in our products decreased in the third quarter of 2012 as compared to the third quarter of 2011, with copper decreasing by 14.2% and steel decreasing by 3.8%. After consideration of our hedge positions, our average cost of copper in the third quarter of 2012 was 10.8% lower in our results of operations when compared to the third quarter of 2011, primarily due to market price reductions. Extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced futures contracts.
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
Based upon the expected increase in sales of the new Mini and Midi platform products, we are utilizing more aluminum in our motors in 2012. While aluminum is currently not as volatile as copper and steel, we have proactively executed some futures contracts and options for aluminum to help mitigate the risk of rising aluminum prices.
We have been proactive in addressing the volatility of commodity costs, including executing futures contracts, as of September 30, 2012, that cover approximately 64.5%, 4.8% and 46.1% of our remaining anticipated copper, steel and aluminum, respectively, usage in 2012. As of September 30, 2012, we have executed futures contracts that cover approximately 15.5% of our projected 2013 aluminum usage. However; continued volatility of commodity costs could nonetheless have an adverse effect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
We expect to continue our approach of mitigating the effect of short term swings through the appropriate use of hedging instruments, price increases and modified pricing structures with our customers, where available, to allow us to recover our costs in the event that the prices of commodities escalate. Due to competitive markets for our finished products, we are typically not able to quickly recover product cost increases through price increases or other cost savings. For a discussion of the risks to our business associated with commodity price risk fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.
Currency Exchange
The compressor industry and our business in particular are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first nine months of 2012 and 2011, approximately 79% and 80%, respectively, of our compressor sales activity took place outside the United States, primarily in Brazil, Europe, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, including the Brazilian Real, the Euro and the Indian Rupee. Our Brazilian and European manufacturing and sales presence is significant and changes in the Brazilian Real and the Euro have been significant to our results of operations when comparing them to prior periods. During the first nine months of 2012, the Brazilian Real weakened against the U.S. Dollar by 8.3%, the Euro weakened against the U.S. Dollar by 0.8% and the Indian Rupee strengthened against the U.S. Dollar by 0.3%. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.
Liquidity
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly uncertainties related to future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first nine months of 2012, cash from operating activities provided $4.3 million of cash, which included $17.1 million from payables and accrued expenses partially offset by $14.8 million and $2.7 million used for receivables and inventories, respectively.
In the first nine months of 2012, we benefited from the following non-recurring cash inflows: an IRS tax refund of $5.8 million and $1.3 million in interest related to the refund, $2.9 million from the sale of proceeds from a future potential settlement of a lawsuit involving our Brazilian location and $1.7 million from a mutual release agreement.

We expect to receive cash inflows from recoverable non-income taxes through the end of 2014. Based on the historical payment patterns and applicable foreign currency exchange rates as of September 30, 2012, we expect to recover approximately $16.6 million of the $39.0 million outstanding refundable taxes in the next twelve months.  Out of the $16.6 million current portion of the refundable non-income taxes, $11.3 million relates to our Brazilian location. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.
During the first nine months of 2012, we received $4.3 million relating to recoverable non-income taxes at our Brazilian location. Additionally, we have approximately $15.0 million of our refundable non-income taxes being held in an interest bearing court appointed cash account until resolution of an unrelated social security tax matter, and is reflected as “Deposits” on our balance sheet. The timing of resolution of this tax dispute is uncertain and might take several years to resolve. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
We realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. Additional restructuring actions may be necessary and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, further reductions in our workforce, sale of assets and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances and the cash proceeds from the sale of assets. If such restructuring activities are undertaken, there is a risk that the costs of the restructuring and cash required will exceed the benefits received from such activities.
We have a Revolving Credit and Security Agreement with PNC. Subject to the terms and conditions of the agreement, PNC has agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. At September 30, 2012, our borrowings under this facility totaled $10.1 million, and we have an additional $6.0 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.4 million in outstanding letters of credit.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
A summary of our operating results as a percentage of net sales is shown below:

	Three Months Ended September 30,
(In Millions)	2012	%	2011	%
Net sales	$208.6	100.0%	$198.3	100.0%
Cost of sales	(190.4)	(91.3)%	(193.3)	(97.5)%
Gross profit	18.2	8.7%	5.0	2.5%
Selling and administrative expenses	(25.6)	(12.3)%	(26.7)	(13.5)%
Other income, net	4.7	2.3%	4.4	2.2%
Impairments, restructuring charges, and other items	(0.6)	(0.3)%	(0.3)	(0.1)%
Operating (loss)	(3.3)	(1.6)%	(17.6)	(8.9)%
Interest expense	(2.5)	(1.2)%	(2.4)	(1.2)%
Interest income	0.3	0.1%	1.0	0.5%
(Loss) from continuing operations before taxes	(5.5)	(2.7)%	(19.0)	(9.6)%
Tax benefit	1.6	0.8%	(1.7)	(0.8)%
(Loss) from continuing operations	$(3.9)	(1.9)%	$(20.7)	(10.4)%

Net sales in the third quarter of 2012 increased $10.3 million, or 5.2%, versus the same period of 2011. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $22.6 million, net sales increased by 16.6% compared to the third quarter of 2011, primarily due to net volume and mix increases and net price increases.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 59% of our total sales and increased 1.7% compared to the third quarter of 2011 to $123.0 million. This increase was primarily driven by higher volumes and favorable changes in sales mix of $10.1 million and price increases of $0.7 million, partially offset by unfavorable changes in currency exchange rates of $8.8 million. We have acquired new customers in the European market as a result of a European competitor that ceased production earlier in 2012.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 20% of our total sales and increased 13.2% compared to the third quarter of 2011 to $41.2 million.  This increase is primarily due to higher volumes and favorable changes in sales mix of $13.4 million, partially offset by unfavorable changes in currency exchange rates of $7.3 million and price decreases of $1.2 million. Volume increases are primarily the result of new business with one major customer at our Indian operations.
Sales of compressors for air conditioning applications and all other applications represented 21% of our total sales and increased 8.6% compared to the third quarter of 2011 to $44.4 million. This increase is primarily due to higher volumes and favorable changes in sales mix of $8.7 million and price increases of $1.2 million, partially offset by unfavorable currency exchange rate changes of $6.5 million. Volume increases are primarily the result of increased demand by one of our major Brazilian customers, which had shut down one of its plants in March 2012 and has resumed its operations in the second half of the third quarter, as well as increased demand in the Middle East, partially offset by reduced sales due to increased competition and soft market conditions in North America.
Gross profit increased $13.2 million, from $5.0 million in the third quarter of 2011 to $18.2 million. Our gross profit margin increased from 2.5% to 8.7% in the third quarter of 2011 and 2012, respectively. The increase in gross profit in 2012 was primarily attributable to favorable changes in other material and manufacturing costs of $5.7 million, favorable changes in commodity costs of $5.3 million, favorable changes in currency exchange effects of $2.4 million and price increases of $0.7 million. These increases were partially offset by unfavorable changes in other expenses of $0.7 million and unfavorable changes in volume and sales mix of $0.2 million.
Selling and administrative (“S&A”) expenses decreased by $1.1 million from $26.7 million in the third quarter of 2011 to $25.6 million in the third quarter of 2012. As a percentage of net sales, S&A expenses were 12.3% in the third quarter of 2012 compared to 13.5% in the third quarter of 2011. This decrease was due to declines of $0.8 million for other payroll expenses, $0.5 million for professional services and $0.2 in other miscellaneous expenses, partially offset by an increase of $0.4 million for our incentive plan. We record expense related to our incentive plan when we estimate that it is more likely than not that we will achieve the threshold level of performance as outlined by the incentive plan awards. As of September 30, 2012, we estimate that it is more likely than not that we will achieve the threshold level of performance. As a result, during the third quarter of 2012, we recorded $0.2 million of compensation expense for phantom share awards and $0.2 million compensation expense for the cash portion of the plan.
Other income, net, increased $0.3 million from $4.4 million in the third quarter of 2011 to $4.7 million in the third quarter of 2012. This increase is primarily due to $1.2 million for net amortization of gains primarily for our postretirement benefits primarily due to the curtailment of these benefits, (see Note 5, “Pension and Other Postretirement Benefit Plans”, for additional information), $1.3 million favorable change in foreign currency exchange rates, $0.6 million increase in miscellaneous other income and $0.2 million from an Indian government incentive, partially offset by a non-recurring gain on sales of assets of $3.0 million which occurred in the third quarter of 2011.
We recorded $0.6 million of expense in impairments, restructuring charges, and other items in the third quarter of 2012 compared to $0.3 million of expense in the same period of 2011. In the third quarter of 2012, this expense included $0.6 million related to severance costs associated with a reduction in force at our Brazilian ($0.5 million) and French ($0.1 million) locations. (See Note 10, “Impairments, Restructuring Charges and Other Items”, for additional information).
Interest expense was $2.5 million in the third quarter of 2012 compared to $2.4 million in the same period of 2011.
Interest income was $0.3 million in the third quarter of 2012 compared to $1.0 million in the third quarter of 2011, primarily due to a decline in the interest rate on a judicial deposit in Brazil related to recoverable non-income taxes that is being held in an interest bearing court appointed cash account.
For the third quarter of 2012, we recorded a tax benefit of $1.6 million from continuing operations. This tax benefit is comprised of a U.S. federal tax benefit of $1.4 million and $0.2 million in foreign tax benefit. The $1.7 million income tax expense from continuing operations for the third quarter of 2011 is comprised of $2.1 million in foreign tax expense, partially offset by a U.S. federal tax benefit of $0.4 million.

Net loss from continuing operations for the quarter ended September 30, 2012 was $3.9 million, or $0.22 per share, as compared to a net loss of $20.7 million, or $1.12 per share, in the same period of 2011. The change was primarily related to the sales and gross profit increases as well as other factors discussed above.
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
A summary of our operating results as a percentage of net sales is shown below:

	Nine Months Ended September 30,
(In Millions)	2012	%	2011	%
Net sales	$656.3	100.0%	$690.0	100.0%
Cost of sales	(604.9)	(92.2)%	(651.1)	(94.4)%
Gross profit	51.4	7.8%	38.9	5.6%
Selling and administrative expenses	(81.4)	(12.4)%	(79.4)	(11.5)%
Other income, net	18.6	2.8%	12.8	1.9%
Impairments, restructuring charges, and other items	42.4	6.5%	(5.7)	(0.8)%
Operating income (loss)	31.0	4.7%	(33.4)	(4.8)%
Interest expense	(7.9)	(1.2)%	(7.9)	(1.1)%
Interest income	2.8	0.4%	1.9	0.2%
Income (loss) from continuing operations before taxes	25.9	3.9%	(39.4)	(5.7)%
Tax benefit	7.2	1.1%	1.3	0.2%
Net income (loss) from continuing operations	$33.1	5.0%	$(38.1)	(5.5)%

Net sales in the first nine months of 2012 decreased $33.7 million, or 4.9%, versus the same period of 2011. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $51.6 million, net sales increased by 2.6% compared to the first nine months of 2011, primarily as a result of net volume and mix increases and net price increases.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 60% of our total sales and decreased 1.8% compared to the first nine months of 2011 to $395.4 million.  This decrease was primarily driven by unfavorable changes in currency exchange rates of $22.4 million, partially offset by net higher volumes and favorable changes in sales mix of $9.3 million and price increases of $6.6 million. The volume increase is mainly attributable to increases in regional demands for these types of products in India and Brazil, partially offset by increased competition and soft market conditions in North America.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 22% of our total sales and decreased 1.4% compared to the first nine months of 2011 to $142.9 million. This decrease was primarily due to unfavorable changes in currency exchange rates of $18.7 million and price decreases of $4.8 million, partially offset by higher volumes and favorable changes in sales mix of $20.6 million. Volume increases are primarily the result of new business with one major customer at our Indian operations.
Sales of compressors for air conditioning applications and all other applications represented 18% of our total sales and decreased 17.1% compared to the first nine months of 2011 to $118.0 million.  This decrease is primarily due to lower volumes and unfavorable changes in sales mix of $15.8 million and $10.5 million of unfavorable currency exchange rate changes partially offset by price increases of $2.0 million. Volume decreases are primarily due to the temporary shutdown of a plant by one of our major Brazilian customers, which resumed operations in the middle of the third quarter, as well as continued competition from Asian supply sources in this market and customers reducing their inventory levels based upon forecasted demands as this market remains soft.
Gross profit increased by $12.5 million, or 32.1%, from $38.9 million in the first nine months of 2011 to $51.4 million in the first nine months of 2012. Our gross profit margin increased from 5.6% to 7.8% in the first nine months of 2011 and 2012 respectively. The increase in gross profit in the first nine months of 2012 was primarily attributable to favorable changes in commodity costs of $7.3 million, favorable changes in currency exchange effects of $4.4 million, price increases of $3.8 million and favorable changes in other material and manufacturing costs of $2.3 million. These increases were partially offset by unfavorable changes in volume and sales mix of $4.6 million and increased other expenses of $0.7 million.
Selling and administrative (“S&A”) expenses increased by $2.0 million from $79.4 million in the first nine months of 2011 to $81.4 million in the first nine months of 2012. As a percentage of net sales, S&A expenses were 12.4% in the first nine months of 2012 compared to 11.5% in the first nine months of 2011. The increase was due to expense of $3.0 million related to our incentive plan and a net increase of $0.1 million in other miscellaneous expenses, partially offset by a decline of $1.1 million for other payroll expenses. We record expense related to our incentive plan when we estimate that it is more likely than not that we will achieve the threshold level of performance as outlined by the incentive plan goals. As of September 30, 2012, we estimate that it is more likely than not that we will achieve the threshold level of performance. As a result, during the first nine months of 2012, we recorded $1.6 million of compensation expense for phantom share awards and $1.4 million for the cash portion of the plan.
Other income, net, increased $5.8 million from $12.8 million in the first nine months of 2011 to $18.6 million in the first nine months of 2012. This increase is primarily due to $2.9 million of income due to our sale of the proceeds from a future potential settlement of a lawsuit involving our Brazilian location received in the second quarter of 2012, $1.3 million due to a mutual release agreement that we signed in the second quarter of 2012, $1.9 million due to various Indian government incentives, $ 2.3 million due to net amortization of gains for our postretirement benefits due to the curtailment of these benefits (see Note 5, “Pension and Other Postretirement Benefit Plans”, for additional information) and a $1.2 million favorable change in foreign currency exchange rates, partially offset by a $3.7 million gain on sale of fixed assets that occurred during the first nine months of 2011 and a net decrease of $0.1 million of miscellaneous other income.
We recorded income of $42.4 million in impairments, restructuring charges, and other items in the first nine months of 2012 compared to $5.7 million of expense in the same period of 2011. In the first nine months of 2012, this income included postretirement benefit curtailment gains of $45.0 million, partially offset by $2.6 million related to severance costs associated with a reduction in force at our Brazilian ($1.9 million), North American ($0.3 million), French ($0.1 million) and Corporate ($0.3 million) locations. (See Note 10, “Impairments, Restructuring Charges and Other Items”, for additional information).
Interest expense was $7.9 million in the first nine months of 2012 and 2011. The weighted average interest rate on debt was 9.1% for the nine months ended September 30, 2012 compared to 7.8% for the nine months ended September 30, 2011. This increase in the weighted average interest rate is primarily due to unusually low borrowings in Brazil during the third quarter of 2011. This increase was offset by lower average borrowings during the nine months ended September 30, 2012.
Interest income was $2.8 million in the first nine months of 2012 compared to $1.9 million in the first nine months of 2011, primarily due to interest received on the IRS refund of $1.3 million, partially offset by a decline in the interest rate on a judicial deposit in Brazil related to recoverable non-income taxes that is being held in an interest bearing court appointed cash account.
For the first nine months of 2012, we recorded a tax benefit of $7.2 million from continuing operations. This tax benefit is comprised of a U.S. federal tax benefit of $7.1 million, primarily related to the refund received from the IRS related to a previously unrecognized tax benefit and $0.1 million in foreign tax benefit. The $1.3 million income tax benefit from continuing operations for the first nine months of 2011 is comprised of $0.2 million in foreign tax benefit and a U.S. federal tax benefit of $1.1 million.
Net income from continuing operations for the nine months ended September 30, 2012 was $33.1 million, or $1.79 per share, as compared to a net loss of $38.1 million, or $2.06 per share, in the same period of 2011. The change was primarily related to the postretirement benefit curtailment, partially offset by sales decreases as well as other factors discussed above.
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
A substantial portion of our operating income is generated by foreign operations. As a result, we are dependent on the earnings and cash flows of and the combination of dividends, distributions, loans and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions.
Cash Flow
In the first nine months of 2012, cash provided by operations was $4.3 million as compared to $17.6 million of cash used in operations in the first nine months of 2011. The cash flows from operations for the nine months ended September 30, 2012 included our net income of $33.1 million and depreciation and amortization of $27.4 million, partially offset by a non cash gain on curtailment of postretirement benefits of $45.0 million, a non cash gain regarding employee retirement benefits of $6.4 million (relating to gains from changes in actuarial assumptions), and a $1.1 million increase in deferred tax assets. Net income included a non-recurring $4.4 million refund from the IRS related to a previously unrecognized tax benefit, a non-recurring $2.9 million of income due to the sale of proceeds from a future potential settlement of a lawsuit involving our Brazilian location and a non-recurring $1.7 million payment received from a mutual release agreement that we signed in the second quarter of 2012. During the first nine months of 2012, we also received $4.3 million relating to recoverable non-income taxes at our Brazilian location.
With respect to working capital, increased inventory levels were primarily due to our seasonal needs in Brazil, which resulted in a use of cash of $2.7 million for the nine months ended September 30, 2012. We reduced inventory days on hand by 19 days from 90 days at December 31, 2011 to 71 days at September 30, 2012, primarily due to increased sales for the three months ended September 30, 2012 as compared to the three months ended December 31, 2011 and continued cost containment measures.
Accounts receivable changes resulted in a use of cash of $14.8 million during the first nine months of 2012 primarily as a result of our increased sales in the third quarter of 2012 compared to the sales level in the fourth quarter of 2011, partially offset by an improvement in days sales outstanding of 1 day to 53 days at September 30, 2012 compared to December 31, 2011. The improvement in days sales outstanding is primarily due to our new European facility, partially offset by decreased factoring of our receivables in our Brazilian facility.
Payables and accrued expenses generated $17.1 million of cash flows from operations for the nine months ended September 30, 2012, mainly as a result of an increase in purchases of inventories and the timing of those purchases, as well as an increase in accrued expenses due to our incentive plan, partially offset by a decrease in days outstanding by 3 days to 60 days at September 30, 2012 compared to December 31, 2011.
Cash used in investing activities was $4.4 million in the first nine months of 2012 as compared to cash used in investing activities of $5.0 million for the same period of 2011. The 2012 cash used in investing activities is primarily related to capital expenditures of $10.9 million, partially offset by the release of restricted cash of $6.4 million and proceeds on sale of assets of $0.1 million. The release of restricted cash consisted of a $4.4 million decrease in cash pledged on our commodity derivatives and $2.0 million of restricted cash that became available to fund our 401(k) matching contributions.
Cash provided by financing activities was $4.2 million in the first nine months of 2012 compared to $2.2 million provided by financing activities for the same period of 2011. The increase in borrowings in the first nine months of 2012 is mainly due to financing our regional operational needs, partially offset by our cash management strategy to increase our usage of accounts receivable discounting programs from December 31, 2011 levels.
Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, when available, we use bank debt and other foreign credit facilities such as accounts receivable discounting programs to fund our working capital requirements. We have an agreement with PNC pursuant to which PNC provides senior secured revolving credit financing up to an aggregate of $45.0 million to us, including up to $10.0 million in letters of credit. We were in compliance with all covenants and terms of the agreement as of September 30, 2012. As of September 30, 2012, we had outstanding, $10.1 million of borrowings and $3.4 million letters of credit and the capacity for additional borrowings under the borrowing base formula of $6.0 million after giving effect to our fixed charge coverage ratio covenant.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. (See Note 8 “Debt”, for additional information). We also use these cash resources to fund capital expenditures, and when necessary, to fund operating losses. For the nine months ended September 30, 2012 and the year ended December 31, 2011, our average outstanding debt balance was $58.0 million and $65.7 million, respectively. The weighted average interest rate was 9.1% and 7.8% for the nine months ended September 30, 2012 and 2011, respectively.
As of September 30, 2012, our cash and cash equivalents on hand were $53.2 million. Our borrowings under current credit facilities totaled $61.2 million at September 30, 2012, with an uncommitted additional borrowing capacity of $10.5 million. In the U.S. only a small portion of our cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC"). All cash that we hold in the U.S. is held at two major financial institutions. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, which are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.
Cash inflows related to taxes
We expect to receive refunds of outstanding refundable non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rates at the time of receipt or future reporting date. Based on the historical payment patterns and applicable foreign currency exchange rates as of September 30, 2012, we expect to recover approximately $16.6 million of the $39.0 million outstanding refundable taxes in the next twelve months. Out of the $16.6 million current portion of the refundable non-income taxes, $11.3 million relates to our Brazilian location. The Brazilian tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the Brazilian authorities change their pattern of payment or past practices.
Accounts Receivable Sales
Our Brazilian and European subsidiaries periodically factor their accounts receivable with financial institutions for seasonal and other working capital needs. Such receivables are factored both with limited and without recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $44.3 million and $34.3 million at September 30, 2012 and December 31, 2011, respectively. The amount of factored receivables sold with limited recourse through our Brazilian subsidiary, which results in a contingent liability to us, was $14.2 million and $10.1 million as of September 30, 2012 and December 31, 2011, respectively. The amount of factored receivables sold without recourse at our Brazilian and European subsidiaries, which is recorded as a sale of the related receivables, was $30.1 million and $24.2 million as of September 30, 2012 and December 31, 2011, respectively.
Our Indian subsidiary has the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables at a discount sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $9.7 million and $3.8 million that would otherwise have been outstanding as receivables, under both of these programs at September 30, 2012 and December 31, 2011, respectively.
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
As of September 30, 2012, we had $53.2 million of cash and cash equivalents, and $61.2 million in debt, of which $2.7 million was long-term in nature. The short-term debt primarily consists of committed and uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. We believe our cash on hand and availability under our borrowing facilities is sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows previously described in our Annual Report on form 10-K for the year ended December 31, 2011, except as described above.

OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases, we do not have any off-balance sheet financing. We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount, which creates a potential contingent liability for the business. We obtain credit insurance for the majority of this contingent liability. Discounted receivables sold with limited recourse were $14.2 million and $10.1 million at September 30, 2012 and December 31, 2011, respectively. We maintain a reserve for anticipated losses against these sold receivables, and losses have not historically resulted in the recording of a liability greater than the reserved amount.

CONTRACTUAL OBLIGATIONS
As of September 30, 2012, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Contractual Obligations”.

CRITICAL ACCOUNTING ESTIMATES
For a discussion of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.
There have been no significant changes to our critical accounting estimates during the first nine months of 2012, except as otherwise disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011 and in conjunction with the “Outlook” section in our Annual Report on Form 10-K for the year ended December 31, 2011.
The outlook for 2012 is subject to many of the same variables that negatively impacted us in 2011 and in recent years, which have had significant impacts on our results of operations. The condition of the global economy, commodity costs, key currency rates and weather are all important to future performance, as is our ability to match our hedging activity with actual levels of transactions. The extent to which adverse trends in the first nine months of 2012 continue will ultimately determine our full year 2012 results. We can give no guarantees regarding what impact future exchange rates, commodity prices and other economic changes will have on our 2012 results. For a discussion of the sensitivity analysis associated with our key commodities and currency hedges see “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.
We expect the full year change in the average cost of our key commodities, especially copper and steel, including the impact of our hedging activities, to have minimal impact in 2012 when compared to 2011, depending on commodity cost levels and the level of our hedging over the course of the year. We expect to continue our approach of mitigating the effect of short term price swings through the appropriate use of hedging instruments, price increases, and modified pricing structures.
The Brazilian Real, the Euro and the Indian Rupee continue to be volatile against the U.S. Dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2012. See “Executive Summary-Currency Exchange”. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our hedging contracts and the impact of balance sheet transactions, to have favorable impact on our net income in 2012 when compared to 2011.
We expect to see continued demand volatility, especially in Europe for the remainder of 2012, as a result of uncertainties and current events around the world. For full year 2012, we expect the change in our net sales to be a decline of approximately 2-5% over 2011 levels. The decline in our outlook is based on our internal projections about the market and related economic conditions in the last quarter of the year and is primarily due to continued economic uncertainties in our major markets, particularly the European market. We cannot currently project whether market conditions will improve on a sustained or significant basis and if economic conditions in our key markets do not occur as expected, this could have an adverse impact on our current outlook. As we look to the fourth quarter of 2012, we expect our sales to be slightly higher than the fourth quarter of 2011, reflecting both our price increases and potential improvement in the economy compared to 2011. Due to favorable pricing and foreign governmental incentives, we expect an improvement in operating results in the fourth quarter of 2012 compared to the fourth quarter of 2011. We expect cash flows from operations to be minimal in the fourth quarter of 2012.
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
We also expect that our operating cash flow could be sufficient to fund ongoing business requirements if we are successful at achieving the improved operating profit discussed above and Brazilian authorities do not significantly change their pattern of payments or past practices for the expected outstanding refundable Brazilian non-income taxes. Furthermore, we expect capital spending for the full year of 2012 to be approximately $16 million to $18 million, which is lower than our average yearly capital expenditures of $20 million to $25 million.
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
A portion of accounts receivable of our Brazilian subsidiary is sold with limited recourse at a discount. Under our factoring program in Europe, we may discount receivables with recourse; however, at September 30, 2012, there were no receivables sold with recourse. Our European and Brazilian subsidiaries also discount certain receivables without recourse. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, were $44.3 million and $34.3 million, at September 30, 2012 and December 31, 2011, respectively, and the weighted average discount rate was 6.4% and 7.1% for the three and nine months ended September 30, 2012 and 9.2% and 9.0% for the three and nine months ended September 30, 2011. Discounted receivables sold with limited recourse comprised $14.2 million and $10.1 million of this amount at September 30, 2012 and December 31, 2011, respectively. We maintain an allowance for anticipated losses based upon the expected collectability of all accounts receivable, including receivables sold.
In India, we have the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables, at a discount, sooner than they would otherwise be paid by the customer. We collected a total of $9.7 million at September 30, 2012 and $3.8 million at December 31, 2011 of such receivables that would have otherwise been outstanding on those dates. The weighted average discount rate was 11.2% and 11.4% for the three and nine months ended September 30, 2012, respectively and the weighted average discount rate was 10.9% and 10.6% for the three and nine months ended September 30, 2011.
Interest Rate Risk – We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Based on our debt and invested cash balances at September 30, 2012, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk – Our exposure to commodity cost risk is related primarily to the price of copper and steel and to a lesser degree aluminum, as these are major components of our product cost.
We use commodity futures to provide us with greater flexibility in managing the substantial volatility in commodity pricing. Our policy allows management to contract commodity futures for a limited percentage of projected raw material requirements up to 18 months in advance. At September 30, 2012 and December 31, 2011, we held a total notional value of $11.9 million and $39.3 million, respectively, in commodity futures contracts. The decline in the notional value of our commodity contracts is primarily due to negative trends in base metal market values, increased aluminum usage, which is lower in cost and less volatile than copper, and normal seasonal hedging which serves as part of our annual planning process. These futures are designated at the inception of the contract as cash flow hedges against the future prices of copper, steel, and aluminum, and are accounted for as hedges on our balance sheet unless they are subsequently de-designated. While the use of futures can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. If market pricing becomes significantly deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability.
As of September 30, 2012, we have been proactive in addressing the volatility of copper prices, including executing options and futures contracts to cover approximately 64.5% of our anticipated remaining copper requirements for 2012.
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
Based upon the introduction of redesigned products, we are utilizing more aluminum in our motors in 2012. Similar to copper and steel, but to a much lesser degree, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts that cover 46.1% of our projected usage in 2012. As of September 30, 2012, we have executed futures contracts that cover approximately 15.5% of our projected 2013 aluminum usage. These futures are designated at the inception of the contract as cash flow hedges against the future prices of aluminum, and are accounted for as hedges on our balance sheet unless they are subsequently de-designated. These futures contracts have similar benefits and risks to us as the copper futures described above.
Based on our current level of activity, and before consideration of commodity futures contracts, a 10% increase in the price, as of September 30, of copper, steel or aluminum used in production of our products would adversely affect our annual operating profit on an annual basis as indicated in the table below:

(In Millions)	10% increase in commodity prices
	September 30, 2012	September 30, 2011
Copper	$(6.4)	$(6.5)
Steel	(9.7)	(11.5)
Aluminum	(0.6)	(0.5)
Total	$(16.7)	$(18.5)

Based on our current level of commodity futures contracts, a 10% decrease in the price of copper, steel or aluminum used in production of our products would have resulted in losses under these contracts that would adversely impact our annual operating results for 2012 and 2011 as indicated in the table below:

(In Millions)	10% decrease in commodity prices
	September 30, 2012	September 30, 2011
Copper	$(0.9)	$(4.0)
Steel	(0.1)	(0.2)
Aluminum	(0.2)	(0.2)
Total	$(1.2)	$(4.4)
Foreign Currency Exchange Risk – We are exposed to significant exchange rate risk since the majority of all our revenue, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies and, for purposes of financial reporting, the results are translated into U.S. Dollars based on currency exchange rates prevailing during or at the end of the reporting period. We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. This risk applies to all of our foreign locations since a large percentage of their receivables and payables are transacted in a currency other than their local currency, mainly U.S. Dollars. In those cases, when the receivable is ultimately paid in less valuable Dollars, the foreign location realizes less proceeds in its local currency, which can adversely impact its margins. The periodic re-measurement of these receivables and payables are recognized in our Consolidated Statements of Operations. As the U.S. Dollar strengthens, our reported net revenues and assets are reduced because the local currency will translate into fewer U.S. Dollars, and during times of a weakening U.S. Dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. Dollars. Translation of our Consolidated Statement of Operations into U.S. Dollars affects the comparability of revenue, expenses, operating income (loss), and earnings (loss) per share between years. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. Dollar against major currencies could materially affect our financial results.
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian, European and Indian export sales, some of which are denominated in U.S. Dollars or Euros. However, these hedging programs only reduce exposure to currency movements over the limited time frame of three to eighteen months. Ultimately, long term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the U.S. Dollar, any hedge contracts that have been entered into at higher rates result in losses to our Consolidated Statements of Operations when they are settled. From January 1 to September 30, 2012, the Brazilian Real weakened against the U.S. Dollar by 8.3%, the Euro weakened against the U.S. Dollar by 0.8%, and the Indian Rupee strengthened against the U.S. Dollar by 0.3%.
At September 30, 2012 and December 31, 2011, we held foreign currency forward contracts with a total notional value of $58.1 million and $131.5 million, respectively. The decline in the notional value of our currency contracts was primarily due to negative trends in foreign exchange rates and normal seasonal hedging which serves as part of our annual planning process. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Brazilian Real, the Euro, or the Indian Rupee against the U.S. Dollar would negatively impact our operating profit on an annual basis as indicated in the table below:

(In Millions)	10% Strengthening against U.S. $
	September 30, 2012	September 30, 2011
Real	$(5.5)	$(5.1)
Euro	(7.4)	(8.1)
Rupee	(0.1)	(0.7)
Total	$(13.0)	$(13.9)
However, based on our current foreign currency forward contracts, a 10% weakening in the value of the Real, Euro or the Rupee against the U.S. Dollar would result in losses under such foreign currency forward contracts that would adversely impact our operating results as indicated in the table below:

(In Millions)	10% Weakening against U.S. $
	September 30, 2012	September 30, 2011
Real	$(1.5)	$(1.1)
Euro	(1.5)	(0.8)
Rupee	0.0	0.0
Total	$(3.0)	$(1.9)

Item 4. Controls and Procedures.
Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012 and any change in our internal control over financial reporting that occurred during our third quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.
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
Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.
Changes In Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with such evaluation described above that occurred during our third quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see “Litigation” in Note 14, “Commitments and Contingencies,” of the Notes to Financial Statements in Part I, Item 1 of this report, which is incorporated into this Part II, Item 1 by reference. These proceedings were also described in Part II, Item 1 (by incorporation by reference to Note 14, “Commitments and Contingencies,” of the Notes to Financial Statements in Part I, Item 1) of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

Item 6. Exhibits.

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

TECUMSEH PRODUCTS COMPANY
(Registrant)

Date: 11/7/2012	By	/s/ Janice E. Stipp
Janice E. Stipp
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Document