Form 10-K
period 2012-12-31
TECUMSEH PRODUCTS CO
filed 2013-03-07
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
Commission File Number 0-452
TECUMSEH PRODUCTS COMPANY
(Exact name of registrant as specified in its charter)

Michigan	38-1093240
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5683 Hines Drive
Ann Arbor, Michigan 48108	(734) 585-9500
(Address of Principal Executive Offices, including zip code)	(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class B Common Stock, $1.00 Par Value	The Nasdaq Stock Market LLC
Class A Common Stock, $1.00 Par Value	The Nasdaq Stock Market LLC
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012, directors and executive officers of the Registrant and holders of more than 10% of our Class B Common Stock held an aggregate of 13,275 shares of the Registrant’s Class A Common Stock and 1,705,278 shares of its Class B Common Stock. The aggregate market value as of June 29, 2012 (based on the closing prices of $5.05 per Class A share and $4.90 per Class B share, as reported on the Nasdaq Stock Market on such date) of the 13,388,663 Class A shares and 3,372,468 Class B shares held by non-affiliates was $84,137,841.
Numbers of shares outstanding of each of the registrant’s classes of Common Stock at March 4, 2013:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the definitive proxy statement to be used in connection with the registrant’s 2013 Annual Meeting of Shareholders scheduled to be held on April 24, 2013 has been incorporated herein by reference in Part III hereof.

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
Foreign Operations and Sales
We maintain manufacturing plants in the United States (“U.S.”), Brazil, France, and India as well as assembly plants in Canada, Mexico, Malaysia and a joint venture in China. In 2012, sales to customers outside the U.S. represented approximately 80% of total sales.
Our dependence on sales, assembly and manufacturing in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. In 2012, the U.S. government extended economic sanctions and export controls to Iran and Syria. None of our sales in these countries in 2012, even prior to the extended sanctions, would have violated extended economic sanctions and export controls to Iran and Syria. Our foreign manufacturing operations are subject to other risks including, governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals and instabilities in the workforce due to changing political and social conditions. These considerations exist in all of our foreign countries, but are especially significant in the context of our Brazilian operations, given the importance of their overall size and performance in relation to our total operating results.
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
Our lines of compressors include:

•	reciprocating piston models ranging from 145 to 1,100 BTU/hour used in household refrigerators and freezers,

•
reciprocating piston models ranging from 365 to 73,000 BTU/hour used in commercial refrigeration applications, such as ice makers, vending machines, food service equipment, display cases and refrigerated walk-in cold rooms,

•	rotary compressors ranging from approximately 5,000 to 32,000 BTU/hour used in stationary and mobile air conditioning applications, and

•	scroll compressors ranging from 7,400 to 44,000 BTU/hour that are designed specifically for demanding commercial refrigeration applications.
Rotary and scroll compressors generally provide increased operating efficiency, lower equipment space requirements and reduced sound levels when compared to reciprocating piston models. In addition, we produce variable speed compressors for a wide range of uses, including military, medical, telecommunications, aircraft, transportation and automotive applications. These compressors use a variety of refrigerants for different applications, including hydrocarbon refrigerants. We also produce sub-assemblies and complete refrigeration systems that use our compressors as components. Such products include indoor and outdoor condensing units, multi-cell units, and complete refrigeration systems that use both single speed and variable speed AC/DC powered compressors. These products are sold to both OEMs and authorized wholesale distributors.
In the last couple of years, we have introduced two major new products: the Mini and the Midi. The Mini compressor platform is for use in household refrigerators and freezers, and the Midi compressor platform is for use in commercial refrigeration. Commercial sales for these two products started in the fourth quarter of 2011. The Midi compressor models have all moved from the engineering phase to the production phase, and, as of December 31, 2012, over 90% of the Mini compressor models have moved from the engineering phase to the production phase. Major customers have tested these compressors and approved them for their applications. We expect significant transition from the prior models to the new products to occur in 2013.
Manufacturing and Assembly Operations
We manufacture our products in facilities located in the U.S., Brazil, France and India. We also have assembly plants located in Canada, Mexico, Malaysia and a joint venture located in China. Our Brazilian compressor operations are the largest of our manufacturing locations. They include two sites producing our broadest product offerings, with an installed capacity of approximately 11.1 million compressors a year. Products that we produce in Brazil are sold throughout the world. Brazilian exports were approximately 29%, 26%, and 35% of Brazilian production in 2012, 2011, and 2010, respectively. The weakening of the Brazilian Real in the second half of 2011 and continuing in 2012 favorably impacted our competitiveness.
We produce compressor products in North America in our Mississippi manufacturing facility and assembly plants in Canada and Mexico. Installed capacity in Mississippi is approximately 3.0 million compressors a year. We also manufacture electric motors, a component of finished compressors, at our facility in Tennessee. In 2012, 2011 and 2010 approximately 13%, 14% and 21%, respectively, of the compressor products produced in our North American operations were exported outside of North America.
We operate three manufacturing facilities in France. The facilities in France have an aggregate compressor capacity of 3.7 million units a year. We also operate two manufacturing facilities in India with a current total compressor capacity of 4.5 million units a year.
We produce a significant portion of our component needs internally; however we also make strategic and concentrated purchases, particularly of raw materials, from a few suppliers. The principle raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, the volatility of commodity prices and related components has impacted us and the industry in general. We attempt to mitigate the volatility and impact of higher commodity prices through a combination of entering into commodity derivative contracts, price increases, material surcharges and cost reduction initiatives.
Our required raw materials and components are generally available in sufficient quantities from a variety of non-affiliated suppliers. To the extent possible, we concentrate purchases with one to two suppliers and develop long-term relationships with these vendors. By developing these relationships, we leverage our material needs to help in reducing costs.
Sales and Marketing
We market our compressor and condensing unit products under the following brand names; “Tecumseh,” “L’Unité Hermétique by Tecumseh,” “Masterflux by Tecumseh,” “Silensys by Tecumseh,” “Celseon” and “Vector.” We sell our products in 103 countries primarily through our own sales staff as well as independent sales representatives and authorized wholesale distributors.

A substantial portion of our sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. Sales of compressor products for unitary central air conditioning systems and commercial refrigeration applications include substantial sales to both OEMs and wholesale distributors.
The breakdown of sales by class for 2012, 2011 and 2010 is set forth in the table below:

	% of Total Sales Volume
	2012	2011	2010
Commercial Refrigeration	59%	58%	57%
Household Refrigerator and Freezer	22%	21%	27%
Residential and Specialty Air Conditioning	19%	21%	16%
Total	100%	100%	100%

We have over 1,500 customers for compressors and condensing units. The majority of our customers are for commercial refrigeration products, while our customer base for household refrigeration and freezer (“R&F”) applications is much more concentrated. In 2012, our largest customers, Electrolux and Whirlpool Corporation, both of whom were primarily R&F customers, accounted for 7.2% and 6.6%, respectively of consolidated net sales. Loss of either of these customers could have a material adverse effect on our results. Generally, we do not enter into long-term contracts with our customers. However, we do pursue long-term agreements with selected major customers where a business relationship has existed for a substantial period of time.
Competition
All of the compressor and condensing unit markets in which we operate are highly competitive. We compete with other compressor producers, including manufacturers of end products and other manufacturers that have internal compressor manufacturing operations. Most of these competitors manufacture their products outside the U.S. in countries where customers are manufacturing products that use compressors and where manufacturing costs are lower, including Asia and Eastern Europe. Worldwide productive capacities exceed global demand, which has put downward pressure on prices.
Participants compete on the basis of efficiency, price, sound level, refrigerant, delivery, reliability, availability and service, as well as compliance with various global environmental and safety standards and regulations. For most applications there are numerous competitors. Some of our competitors have larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. Products in these markets are relatively undifferentiated and competitors are introducing many new products. Before the introduction of our Mini and Midi compressor platforms, our products were behind those of our competitors with respect to some of these competitive factors. The household refrigerator and freezer market is vertically integrated with many appliance producers manufacturing a substantial portion of their compressor needs. Due to the robust nature of our compressors for specialty air conditioning applications, we are particularly well suited for specialized, niche markets located in parts of the Middle East and Asia. In the U.S. and Europe specialty air conditioning compressor markets, we compete primarily with two manufacturers: Copeland Corporation and Danfoss, Inc.
In Brazil, domestic compressor manufacturers have some protection from outside competition, including import duties for compressors delivering up to 18,000 BTU/hour of cooling capacity. This protection only pertains to components (e.g., compressors) and final products, not equipment. We believe that we and Whirlpool, S.A (selling compressors under the brand name “Embraco”) account for a majority of the compressors sold in Latin America for refrigeration and freezer applications. However, in recent years our market share in Brazil has been reduced, as the strength of the Brazilian currency has made foreign imports relatively cheap despite the presence of duties. In 2012, the Brazil real weakened and we believe this will improve our competitiveness. As a result, Asian manufacturers have captured market share, including small shares of the market for compressors for refrigeration and freezer applications, and importation of the end products containing compressors, particularly in the room air conditioning market. In addition, our Latin American sales are concentrated and we believe that Embraco is capturing additional market share. In 2012, approximately 43.5% of the sales from our Brazilian facilities were made to its three largest customers, and the loss of any of these customers would have a significant impact on the results of operations of these facilities and on our consolidated results as a whole.

In East Asia, domestic compressor manufacturers also have some protection from outside competition, including import duties. We have manufacturing facilities in India, where our sales in this region are concentrated. We compete in this market primarily for compressors used in air conditioning and household refrigerator applications. This region has not yet fully developed a cold chain with temperature-controlled storage and distribution facilities. Our Indian sales are concentrated because there are fewer end product manufacturers in India. In 2012, approximately 47.7% of the sales from our Indian facilities into East Asian and Middle Eastern markets were made to its three largest customers, and the loss of any of these customers would have a significant impact on the results of operations of our Indian facilities and on our consolidated results as a whole.
Regulatory Requirements
Hydrochlorofluorocarbon compounds (“HCFCs”) are still used as a refrigerant in many air conditioning systems in some regions of the world. Under a 1992 international agreement, the use of virgin HCFCs in new pre-charged equipment was banned beginning January 1, 2010 in the U.S. Some Western European countries began HCFC phase-outs as early as 1998, and some of these countries have fully eliminated the use of HCFCs. Within the last several years, we have approved and released a number of compressor models utilizing U.S. government approved hydrofluorocarbon (“HFC”) refrigerants. HFCs are also currently under global scrutiny and subject to possible future restrictions. We believe we are positioned to react in a timely manner to expected changes in the regulatory landscape.
In the last few years, there has been an even greater political and consumer movement toward the use of hydrocarbons (“HCs”) and carbon dioxide as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of the atmosphere) and the use of fluorine (which contributes to the “green-house” effect). The most common HC refrigerants are isobutane (R600a) and propane (R290). HCs are flammable compounds and are approved by the U.S. Government with limits on the amount of refrigerant charge by application type. As part of the U.S. Environmental Protection Agency’s Significant New Alternatives Policy ("SNAP"), HC refrigerants have been approved in household refrigerators and freezers and self-contained commercial refrigeration applications. The Environmental Protection Agency ("EPA") rule limits the charge size of isobutane to a maximum of 57 grams (2 ounces) for household refrigerator and freezer applications, and the charge size of propane for self-contained commercial refrigeration applications to a maximum of 150 grams (5.3 ounces). We build compressors utilizing HCs for sale into European, Latin American and Indian markets. We also supply a small volume of HC compressors in the U.S., where these compressors are slowly being adopted by the market. It is not presently possible to estimate the level of expenditures that will be required to meet future industry requirements or the effect on our earnings or competitive position. Nonetheless, we expect that our product development process will address these changes in a timely manner.
The U.S. National Appliance Energy Conservation Act of 1987 (“NAECA”) requires specified energy efficiency ratings on room air conditioners and household refrigerators and freezers. Most of the world markets’ manufacturing communities have issued energy efficiency directives that specify the acceptable level of energy consumption for refrigerators and freezers. These efficiency ratings apply to the overall performance of the specific appliance, of which the compressor is one component. We have ongoing projects aimed at improving the efficiency levels of our compressor products and have products available to meet energy efficiency requirements as determined by our customers.
Geographic Location Information
The results of operations and other financial information by geographic location for each of the years ended December 31, 2012, 2011, and 2010 appear in Note 16 “Business Segments – Geographic Information” of the Notes to Consolidated Financial Statements which is in Part II, Item 8, of this report, “Financial Statements and Supplementary Data,” and that information is incorporated by reference into this Item 1.
Backlog and Seasonal Variations
Most of our production is against short-term purchase orders and order backlog is not significant.
Compressor products are subject to some seasonal variation among individual product lines. In particular, sales for compressor products are higher in the first and second quarters for customer needs prior to the commencement of warmer weather in the northern hemisphere, for both residential air conditioning products and commercial refrigeration applications. This seasonal effect is somewhat, though not completely, offset by sales volumes in the southern hemisphere. Depending on relative performance among the regions, and external factors such as foreign currency changes and global weather, trends can vary. In the past three years, consolidated sales in the aggregate have not exhibited any pronounced seasonal trend.
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
Research and Development
The ability to successfully bring new products to market in a timely manner has become a critical factor in competing in the compressor products business as a result of, among other things, the imposition of energy efficiency standards and environmental regulations, including those related to refrigerant requirements as discussed above. We must continually develop new and improved products in order to compete effectively and to meet evolving regulatory standards in all of our major product lines. We use global design teams to bring new products to market. In addition, in 2012 we completed a new Technology Center in Ann Arbor, Michigan, with a dedicated research and development team. We spent approximately $15.1 million, $19.8 million, and $18.6 million during 2012, 2011 and 2010, respectively, on research activities relating to the development of new products and the development of improvements to existing products.

Employees
On December 31, 2012, we employed approximately 5,800 full-time equivalent employees and an additional 1,900 temporary employees and contractors worldwide, 91% of whom were employed in foreign locations. While none of our U.S. employees were represented by labor unions, many of our foreign location personnel are represented by national trade unions. Over the course of the past few years, we have focused on reducing our permanent global workforce and aligning our temporary workforce as part of our overall efforts to restructure the business and improve our overall cost structure. We believe we generally have a good relationship with our employees.
Available Information
We provide public access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. These documents may be accessed free of charge through the Investor Relations section of our website at the following address: http://www.tecumseh.com. These documents are provided as soon as reasonably practicable after filing with, or furnishing to, the SEC. These documents may also be found at the SEC website at http://www.sec.gov.

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
Our sales volumes, liquidity and profitability depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, and reduced purchases by customers of our products because of uncertainty regarding purchases of their products by consumers and others. The global recession precipitated by the financial crisis and subsequent weak and uncertain global economy, had a detrimental effect on our sales volumes over the last several years, and a related detrimental effect on our liquidity and profitability. A number of factors, including, but not limited to, gross domestic product, availability of consumer credit, interest rates, consumer confidence, unemployment levels, debt levels, retail trends, housing starts, inventory levels, commodity costs and foreign currency exchange rates, generally affect demand for our products. In the event of financial turmoil affecting the banking system and financial markets, including in Europe, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. This could have a number of effects on our business, including the inability of end customers to obtain credit to finance purchases of products containing our products, and failure of derivative counterparties and other financial institutions. A further decline in economic activity and conditions, or continued volatility in global economic conditions in the U.S., Brazil, Europe, Asia and the other markets in which we operate could adversely affect our financial condition and results of operations, including our sales volumes, liquidity and profitability.
Regional economic conditions can also have an adverse effect on our sales volumes, with a resulting adverse impact on our liquidity and profitability. For example, lower commodities and labor costs in China during 2012 compared to other regions coupled with a general strengthening and volatility of the Brazilian Real over the past several years (although it weakened overall in 2011 and 2012) have allowed manufacturers located in China to charge less for their products and gain market share in India and Brazil, despite trade barriers in those countries. The general strengthening and volatility of the Brazilian Real over the past several years (although it weakened overall in 2011 and 2012) generally makes our exported products more expensive than those of our competitors that do not manufacture in Brazil. The U.S. market for R&F products is already saturated, and the Brazilian market is expected to become saturated in less than three years. All of these conditions could adversely affect our financial condition and results of operations, including our sales volumes, liquidity and profitability.

The loss of, or substantial decline in sales to, any of our key customers, including Electrolux or Whirlpool, could adversely affect our sales volumes, profitability and liquidity.
In 2012, our largest customers, Electrolux and Whirlpool Corporation, both of whom were R&F customers, accounted for 7.2% and 6.6%, respectively of consolidated net sales. Sales to these two customers were down in 2012 due to temporary plant shutdowns. Loss of either of these customers, or substantial declines in sales to either of them, could have an adverse effect on our sales volumes and our resulting profitability and liquidity. Generally, we do not enter into long-term contracts with our customers, making it easier for the customer to change volume among suppliers. Larger customers may also seek to use their position to improve their performance by various means, including improved efficiency, lower pricing, and increased promotional programs. If we are unable to meet their requirements, our sales volume and related profitability and liquidity could be negatively affected. Additionally, the loss of market share or financial difficulties, including bankruptcy, by these large customers could have a material adverse effect on our liquidity, financial position and results of operations.
We have a history of losses and might not maintain our current level of liquidity.
Our cash position has become increasingly important in light of constrained capital markets and the current economic environment. Our cash position has not been generated from operations but instead by non-recurring divestitures and pension plan reversions. However, we may not be able to maintain our current levels of liquidity. We have incurred losses in five of our last six years and would have incurred a loss in 2012 if we had not recognized a $45 million postretirement benefit curtailment gain in the second quarter of 2012 due to the termination of certain postretirement benefits for salaried employees and retirees. We believe we will continue to incur net losses. Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly uncertainties related to future sales levels, global economic conditions, currency exchange effects and commodity pricing. We may not be able to generate cash from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. Additional restructuring activities may be necessary and might include changing our current footprint, consolidating facilities, otherwise reducing our manufacturing capacity, selling assets or reducing the number of our employees. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. While we believe that current cash balances, available borrowings under our credit facilities, proceeds from sales of assets and cash inflows related to non-income tax refunds will produce adequate liquidity to implement our business strategy over at least the next twelve months, there is a risk that the costs of any such restructuring and cash required will exceed the benefits received from such activities or that such benefits will ultimately be inadequate if sales or economic conditions deteriorate. In addition, while our business dispositions in prior years have improved our liquidity, many of the sale agreements provide for certain retained liabilities and indemnities, including liabilities that relate to environmental issues and product warranties. Future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
If we are unable to restructure to reduce our costs and increase productivity and quality and develop successful new products, our sales could be adversely affected and we might not be profitable.
If we do not effectively reduce costs, increase productivity and make quality improvements we might not be profitable. Our net income of $22.6 million in 2012 included a non-recurring gain due to a curtailment of postretirement benefits of $45 million. In addition, if we are unable to develop and successfully market competitive products, our sales volumes could be adversely affected. Products in our markets are relatively undifferentiated and new products are continuously introduced to the market. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and on our ability to successfully and timely identify, develop, manufacture, market, and sell new or improved products in these changing markets. If we fail to do so, our financial condition and results of operations could be adversely affected.
We operate in highly competitive markets.
All of the compressor and condensing unit markets in which we operate are highly competitive. We compete on the basis of efficiency, price, sound level, refrigerant, delivery, reliability, availability and service, as well as compliance with various global environmental and safety standards and regulations. For most applications there are numerous competitors, some of which have larger product lines and greater financial, technical, manufacturing, research and development and management resources than we do. Products in our markets are relatively undifferentiated and competitors are continuously introducing new products. Before the introduction of our Mini and Midi compressor platforms, our products were behind those of our competitors with respect to some of these competitive factors. If our products do not meet or exceed the attributes of our competitors' offerings, we could be at a disadvantage in the affected product lines. These and other factors might have a material adverse effect on our results of operations.

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
Our results of operations may be negatively impacted by litigation and environmental claims.
Our business exposes us to potential litigation and environmental claims, such as environmental clean-up obligations, resource damage claims and product liability suits that are inherent in the design, manufacture, and sale of our current products and some products that we sold in the past. We are also potentially exposed to litigation related to prior sales of businesses, securities laws, antitrust laws or other types of business disputes. Results of legal proceedings and environmental claims cannot be predicted with certainty. Regardless of merit, litigation and environmental claims can be both time-consuming and disruptive to our operations and can cause significant expense and diversion of management attention. We estimate loss contingencies and establish reserves as required by generally accepted accounting principles in the United States (“U.S. GAAP”) based on our assessment of contingencies where liability is deemed probable and the amount is reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal proceedings, volatility in foreign currency exchange rates and other factors may affect our assessment and estimates of the loss contingency recorded and could result in an adverse effect on our results of operations in the period in which a liability would be recognized or cash flows for the period in which amounts would be paid. Actual results may significantly vary from our reserves.
We self-insure a portion of product liability claims; an unsuccessful defense of a product liability claim or series of successful claims against us could materially and adversely affect our product reputation and our financial condition, results of operations, and cash flows. Even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our company.
Given the inherent uncertainty of litigation and environmental claims, we cannot be certain that existing litigation or environmental claims or any future adverse legal developments will not have a material adverse impact on our financial condition, liquidity or results of operations. See “Item 8 – Financial Statements and Supplementary Data – Note 15, “Commitments and Contingencies – Litigation” of Notes to Consolidated Financial Statements” for a description of our legal matters.
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
Price volatility of commodities we purchase could have an adverse effect on our cash flow or results of operations.
The price of raw materials, such as steel, copper and aluminum are one of the most significant cost and cash flow impacts on our business. The prices of these commodities have remained extremely volatile over the past few years and due to competitive markets, we are typically not able to quickly recover product cost increases through price increases or other cost savings. While we have been proactive in addressing volatility of these costs by using derivatives to hedge price risk associated with forecasted purchases of certain raw materials, our hedged price could result in our paying higher or lower prices for commodities as compared to the market prices for those commodities when purchased and will not protect us against longer term price increases. Decreases in spot prices below our hedged prices can put us at a competitive disadvantage compared to less hedged competitors and can also require us to post cash collateral with our hedge counterparties, which could impact our liquidity and cash flows. At December 31, 2012, we were required to post $0.6 million of cash collateral on our commodity hedges. In addition, increases in steel prices have a particularly negative impact as there is currently no well-established global market for hedging against increases in the cost of steel. These hedging activities might not be successful to manage our costs. Continued volatility of commodities or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of

Operations – Executive Summary – Commodities” and “—Outlook” and “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk” for a description of raw material price volatility and a description of our hedging activity.
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
We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. Since our primary risk stems from sales transacted at foreign locations which have the resulting receivable denominated in U.S. Dollars, this risk affects our business adversely when the Brazilian Real, Euro or Indian Rupee strengthens against the Dollar. In these cases, when the receivable is ultimately paid in less valuable U.S. Dollars, the foreign location realizes less net revenue in its local currency, which can adversely impact its margins. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. While the use of currency hedging instruments may provide us with short-term protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.
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
We generally concentrate purchases for a given raw material or component with a small number of suppliers. Although we believe there are alternative suppliers for all of our key raw material and component needs, if a supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our results of operations.
Our global operations subject us to risks associated with changes in government regulations.
Our international sales and operations, including our purchases of raw materials from international suppliers, are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, governmental expropriation and governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. The ability to manage these risks could be difficult and may limit our operations, as well as, make the manufacture and sale of our products more difficult, which could negatively affect our business and results of operations. See “Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Liquidity” and “Liquidity Sources – Cash inflows related to taxes” for a description of our outstanding refundable non-income taxes in Brazil and India.
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

We are also subject to additional disclosure requirements, including conflict minerals disclosure requirements and compliance with these new requirements could have a material adverse impact on our results of operations, financial condition and liquidity, as well as, divert management's attention away from running our business.
Our operations and products are subject to extensive environmental laws and energy regulations.
Our manufacturing operations are subject to stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. These regulations can vary widely across the countries in which we do business. While we believe that we are in compliance in all material respects with these environmental laws and regulations, we could still be adversely impacted by costs, liabilities or claims with respect to existing, previously divested, or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination and the amount of such liability could be material. See “Item 8 – Financial Statements and Supplementary Data – Note 15 “Commitments and Contingencies – Litigation – Environmental Matters” of Notes to Consolidated Financial Statements" for a description of our environmental matters.
In addition, governmental regulations control the types of refrigerants that may be utilized in our products, and this global scrutiny continues to evolve over time. We have continued to address these changes in regulation by approving and releasing new models that meet governmental and consumer requirements. We also strive to have our products meet requirements for energy efficiency, which can vary substantially in the different geographic markets in which we sell our products. Future legislation may require substantial levels of expenditure to meet industry requirements, which could have a material adverse effect on our business, results of operations and financial condition.
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
As of December 31, 2012, we employed approximately 5,800 full-time equivalent employees and an additional 1,900 temporary employees and contractors worldwide. The majority of people we employ on a full time and temporary basis are in foreign locations and approximately 4,600 are represented by national trade unions. While we do not believe that we will be impacted by work stoppages and other labor matters, future issues with our labor unions might not be resolved favorably and we might encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at their plants where our products are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located in the United States of America in Ann Arbor, Michigan, approximately 40 miles west of Detroit. We have properties in the United States, Brazil, France, India, Canada, Mexico, China, Malaysia, Poland and Thailand, occupying approximately 4.8 million square feet; approximately 3.9 million square feet are devoted to manufacturing and assembly. Manufacturing and assembly facility utilization varies during the year depending on the production cycle. All owned and leased properties are adequate and suitable, well maintained and equipped for the purposes for which they are used. Management believes our manufacturing facilities have excess capacity around the world and is considering reducing excess capacity which could result in a significant change in our manufacturing footprint.
The schedule below outlines our significant facilities by location, ownership and function as of December 31, 2012.

Location	Square Feet	Ownership	Use
United States:
Verona, Mississippi	530,000	Leased	Manufacturing
Verona, Mississippi	135,200	Leased	Distribution
Verona, Mississippi	100,000	Leased	Distribution
Paris, Tennessee	190,000	Owned	Manufacturing
Tecumseh, Michigan	26,343	Owned	Storage
Ann Arbor, Michigan (a)	32,400	Leased	Office
Ann Arbor, Michigan	49,500	Owned	Technical Center
Brazil:
Sao Carlos, Brazil Plant 1	431,905	Owned	Manufacturing
Sao Carlos, Brazil Plant 2	1,001,249	Owned	Manufacturing
France:
Cessieu, France	316,925	Owned	Manufacturing
Barentin, France	312,363	Owned	Manufacturing
La Mure, France	114,379	Owned	Manufacturing
La Verpilliere, France	341,415	Owned	Technical Center
Vaulx Milieu, France	240,078	Leased	Office and Distribution
India:
Hyderabad, India (b)	466,962	Owned	Manufacturing
Ballabgarh, India (b)	246,128	Owned	Manufacturing
Canada:
Aylmer, Ontario, Canada	77,700	Owned	Assembly
Mexico:
Monterrey, Mexico	50,000	Leased	Assembly
China:
Song Jiang, China	72,000	Leased	Assembly
Malaysia:
Port Klang, Malaysia	53,792	Leased	Assembly
(a) In November 2012, we entered into a sublease and in February 2013, we moved our corporate office function into the previously undeveloped space in our Technical Center.
(b) This land is classified as "lease-hold" property. We treat this land as Tecumseh property, however, prior to any sale government approval must be obtained.

ITEM 3.	LEGAL PROCEEDINGS
See “Note 15 – Commitments and Contingencies – Litigation” of the Notes to Financial Statements (Part II, Item 8 of this
Form 10-K) for information regarding legal proceedings in which we are involved, which is incorporated into this Item 3 by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A and Class B common stock trade on The Nasdaq Stock Market LLC under the symbols TECUA and TECUB, respectively. Total shareholders of record as of February 27, 2013 were approximately 218 for Class A Common Stock and 221 for Class B common stock. As of February 27, 2013, the closing price per share of our Class A Common Stock was $9.27 and the closing price per share of our Class B Common Stock was $8.96. We do not currently expect to pay dividends. See “Item 8 – Financial Statements and Supplementary Data – Note 8 “Debt” of Notes to Consolidated Financial Statements” for a description of restrictions in our credit facility limiting our ability to pay dividends. As of the date of this report, we have no equity securities authorized for issuance under compensation plans. We did not repurchase any of our equity securities during the fourth quarter of 2012.
Market Price and Dividend Information
Range of Common Stock Prices and Dividends for 2012

	Sales Price				Cash Dividends Declared
	Class A		Class B
Quarter Ended	High	Low	High	Low
March 31	$5.31	$4.02	$5.01	$3.99	$—
June 30	5.13	3.10	5.16	3.34	—
September 30	5.91	4.96	6.47	5.13	—
December 31	5.25	4.38	6.20	4.01	—

Range of Common Stock Prices and Dividends for 2011

	Sales Price				Cash Dividends Declared
	Class A		Class B
Quarter Ended	High	Low	High	Low
March 31	$13.66	$8.44	$14.20	$8.11	$—
June 30	10.55	9.11	10.28	9.12	—
September 30	11.00	6.75	10.82	6.88	—
December 31	7.94	4.01	7.50	4.30	—

Stock Performance Graph
The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each class of Tecumseh common stock, the S&P 500 Index, and the S&P Composite Industry Index for the five year period from December 31, 2007 through December 31, 2012.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN
$200
$150
$100
$50
$0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Tecumseh Products Company - Class A
Tecumseh Products Company - Class B
S&P 500 Index
S&P Composite Industry Index

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	2007	2008	2009	2010	2011	2012
Tecumseh Products Company - Class A	100	40.92	49.94	55.75	20.08	19.74
Tecumseh Products Company - Class B	100	48.48	58.88	66.24	22.59	23.35
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P Composite Industry Index *	100	62.63	91.93	119.84	90.98	157.09

*	S&P Composite Industry Index comprises the S&P Household Appliances Index (50%), the S&P Industrial Machinery Index (25%) and the S&P Electrical Components and Equipment Index (25%).

ITEM 6.	SELECTED FINANCIAL DATA
The following is a summary of certain of our financial information. The Consolidated Statements of Operations for 2008 have been restated to reflect the reclassification of the Electrical Components Group (with the exception of the Paris, Tennessee operations), the Engine & Power Train Group, MP Pumps, and Manufacturing Data Systems, Inc. as discontinued operations.

	Years Ended December 31,
(In millions, except share and per share data)	2012	2011 (c)	2010 (a)(c)	2009 (a)(c)	2008 (a)(b)(c)
Net sales	$854.7	$864.4	$933.8	$735.9		$996.4
Cost of sales	(790.0)	(826.5)	(849.5)	(687.6)		(897.3)
Gross Profit	64.7	37.9	84.3	48.3		99.1
Selling and administrative expenses	(107.7)	(108.1)	(114.1)	(125.2)		(129.6)
Other income (expense), net	22.3	14.7	14.3	7.4		6.0
Impairments, restructuring charges, and other items	40.6	(8.5)	(50.3)	(24.4)		(43.8)
Operating income (loss)	19.9	(64.0)	(65.8)	(93.9)		(68.3)
Interest expense	(10.2)	(10.5)	(10.6)	(10.8)		(24.4)
Interest income	3.2	2.3	1.2	2.3		9.7
Income (loss) from continuing operations before taxes	12.9	(72.2)	(75.2)	(102.4)		(83.0)
Tax benefit	10.2	0.9	16.6	10.6		5.0
Income (loss) from continuing operations	23.1	(71.3)	(58.6)	(91.8)		(78.0)
(Loss) income from discontinued operations, net of tax	(0.5)	(1.9)	1.8	(1.6)		27.5
Net income (loss)	$22.6	$(73.2)	$(56.8)	$(93.4)		$(50.5)
Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$1.25	$(3.86)	$(3.17)	$(4.97)		$(4.22)
(Loss) income from discontinued operations, net of tax	(0.03)	(0.10)	0.10	(0.09)		1.49
Net income (loss) per share	$1.22	$(3.96)	$(3.07)	$(5.06)		$(2.73)
Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480		18,480
Cash dividends declared per share	$—	$—	$—	$—		$—
Cash and cash equivalents	$55.3	$49.6	$65.9	$90.7		$113.1
Working capital	$105.0	$107.4	$185.2	$149.8		$164.0
Property, plant and equipment, net	$157.0	$189.4	$234.9	$259.7		$253.7
Total assets	$527.9	$563.7	$761.8	$767.1		$798.5
Long-term debt	$5.8	$4.8	$13.2	$8.0		$0.4
Stockholders’ equity	$258.4	$285.9	$434.9	$463.4		$477.4
Capital expenditures	$13.8	$17.7	$9.2	$7.9		$8.0
Depreciation and amortization	$36.4	$40.5	$40.4	$45.2	42.5	$42.5

(a)	Certain reclassifications have been made to prior results to conform to classifications used at December 31, 2011. These classifications have no impact on net income.

(b)
Adjusted from amounts reported in prior periods to reclassify our Paris, Tennessee operations from discontinued operations to continuing operations to conform to current year consolidated statements of operations presentation. The reclassification has the effect on income (loss) from continuing operations, net of tax, of $1.9 million, for the year ended December 31, 2008.

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
Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) current and future global or regional economic conditions, including housing starts, and the condition of credit markets, which may magnify other risk factors; ii) loss of, or substantial decline in sales to, any of our key customers; iii) our history of losses and our ability to maintain adequate liquidity in total and within each foreign operation; iv) our ability to restructure or reduce our costs and increase productivity and quality and develop successful new products in a timely manner; v) actions of competitors in highly competitive markets with intense competition; vi) the ultimate cost of defending and resolving legal and environmental matters, including any liabilities resulting from the regulatory antitrust investigations commenced by the United States Department of Justice Antitrust Division and the Secretariat of Economic Law of the Ministry of Justice of Brazil, both of which could preclude commercialization of products or adversely affect profitability and/or civil litigation related to such investigations; vii) availability and volatility in the cost of materials, particularly commodities, including steel and copper, whose cost can be subject to significant variation; viii) financial market changes, including fluctuations in foreign currency exchange rates and interest rates; ix) default on covenants of financing arrangements and the availability and terms of future financing arrangements; x) reduction or elimination of credit insurance; xi) significant supply interruptions or cost increases; xii) potential political and economic adversities that could adversely affect anticipated sales and production in Brazil; xi) potential political and economic adversities that could adversely affect anticipated sales and production in India, including potential military conflict with neighboring countries; xiii) local governmental, environmental, trade and energy regulations; xiv) increased or unexpected warranty claims; xv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xvi) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations and personnel or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; xvii) the success of our ongoing effort to bring costs in line with projected production levels and product mix; xviii) weather conditions affecting demand for replacement products; xix) the effect of terrorist activity and armed conflict. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
For more information regarding these and other uncertainties and factors that could cause our actual results to differ materially from what we have anticipated in our forward-looking statements or otherwise could materially adversely affect our business, financial condition, or operating results, see “Risk Factors” in Item 1A of this report.
EXECUTIVE SUMMARY
In addition to the relative competitiveness of our products, our business is significantly influenced by several specific economic factors: the strength of the overall global economy, which can have a significant impact on our sales; our product costs, especially the price of copper, steel and aluminum; and the relative value compared to the U.S. Dollar of those foreign currencies of countries where we operate.
Economy
Our sales depend significantly on worldwide economic conditions and the demand for the products in which our products are used. Global economic weakness and uncertainty, including the ongoing challenges in the U.S. and the debt crisis in certain countries in the European Union, continue to impact our sales. Sales decreased in 2012 compared to 2011 primarily due to the unfavorable impact of changes in currency exchange rates, partially offset by net higher volumes and favorable changes in mix and net price increases. Excluding the effects of foreign currency translation, sales in 2012 were approximately 6.2% higher than in 2011.

Commodities
Due to the high content of copper and steel in compressor products, our results of operations are very sensitive to the prices of these commodities.
The weighted average market costs for the types of copper used in our products decreased 11.6% in 2012 as compared to 2011. After consideration of our hedge positions, our weighted average cost of copper in 2012 was 4.4% lower in our results of operations when compared to 2011, primarily due to our hedge positions relative to the market. Extreme volatilities create substantial challenges in our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced futures contracts.
The weighted average market costs for the types of steel used in our products decreased 9.4% in 2012 as compared to 2011. Any rapid increase in steel prices has a particularly negative impact on our product costs, as there is currently no well-established global market for hedging against increases in the price of steel. Although we have been successful in securing a few contracts to help mitigate the risk of the rising steel market, this market is not very liquid and only available against our U.S. steel purchases.
Based upon the introduction of the new Mini and Midi platforms, we used more aluminum in our motors in 2012 and expect to continue this trend in 2013. While aluminum is currently not as volatile as copper and steel, we have proactively executed some futures contracts for aluminum to help mitigate the risk of rising aluminum prices.
We have been proactive in addressing the volatility of copper and aluminum costs, including executing futures contracts, as of December 31, 2012 to cover approximately 32.6% and 30.7% of our anticipated usage in 2013, respectively. However; continued volatility of these costs could nonetheless have an adverse effect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
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
We expect to continue our approach of mitigating the effect of short-term price swings of commodities through the appropriate use of hedging instruments, price increases and modified pricing structures with our customers, where available, to allow us to recover our costs in the event that the prices of commodities escalate. Due to competitive markets for our finished products, we are typically not able to quickly recover product cost increases through price increases or other cost savings. For a discussion of the risks to our business associated with commodity price risk fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk” in Part II, Item 7A of this report.
Currency Exchange
The compressor industry, and our business in particular, are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During each of 2012 and 2011, approximately 80% of our compressor sales activity took place outside the U.S., primarily in Brazil, Europe, and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, including the Brazilian Real, the Euro and the Indian Rupee. Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Only one major competitor of our compressor business faces similar exposure to the Brazilian Real. Our Brazilian and European manufacturing and sales presence is significant and changes in the Brazilian Real and the Euro have been especially harmful to our results of operations when compared to prior periods. The Brazilian Real experienced significant volatility against the U.S. Dollar during 2011. During the first half of 2011, the Brazilian Real strengthened against the U.S. Dollar by 6.3%, which was followed by a 20.0% weakening during the second half of 2011, showing significant swings from month to month. During 2012, the Brazilian Real and the Indian Rupee weakened against the U.S. Dollar by 8.9% and 3.7%, respectively, while the Euro strengthened against the U.S. Dollar by 1.8%, compared to 2011. For a discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Risk” in Part II, Item 7A of this report.

Postretirement Curtailment Gain
In 2012, we recorded a postretirement benefit curtailment gain of $45.0 million in impairments, restructuring charges and other items. Refer to Note 11, "Impairments, Restructuring Charges and Other Items" and Note 5, "Pension and Other Postretirement Benefit Plans" of the Notes to Consolidated Financial Statements in Item 8 of this report for further information.
Liquidity
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly related to uncertainties of future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed above. In 2012, however, we generated $8.8 million of cash flow from operations. Our net income included the following non-recurring cash inflows: a $4.4 million refund from the IRS related to a previously unrecognized tax benefit and $1.3 million in interest income related to the refund, income of $2.9 million due to the sale of proceeds from a future potential settlement of a lawsuit involving our Brazilian location and a $1.7 million payment received from a mutual release agreement that we signed in the second quarter of 2012.
We have received cash inflows from non-operating activities and expect to receive further cash inflows from recoverable non-income taxes through the end of 2014. We have received and expect to receive refunds of outstanding Indian and Brazilian non-income taxes. In 2012, we received approximately $15.8 million and $9.2 million of outstanding refundable non-income taxes in India and Brazil, respectively. Due to changes in exchange rates, the actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
We expect to recover approximately $15.9 million of the $32.5 million outstanding refundable taxes in Brazil and $3.9 million of the $6.1 million outstanding refundable taxes in India, in 2013. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
We realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. As a result, we continued to adjust our workforce levels as conditions demanded in 2012 to reduce salary, wages and employee benefits. Total realized savings on an annual basis were approximately $4.0 million and incurred a charge of $3.8 million associated with this restructuring plan. The realized savings in 2012 are consistent with our initial estimates. Additional restructuring actions may be necessary and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, further reductions in our workforce, sales of assets, and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances and the cash proceeds from sales of assets. If such restructuring activities are undertaken, there is a risk that the costs of the restructuring and cash required will exceed the benefits received from such activities. We have engaged a financial adviser and are exploring our strategic alternatives.
On April 21, 2011, we entered into a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement, PNC agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. The facility expires on April 21, 2015 and bears interest at either LIBOR or an alternative base rate, plus a margin that varies with borrowing availability. At December 31, 2012, our borrowings under this facility totaled $10.0 million, and we have an additional $2.1 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.4 million in outstanding letters of credit. As of December 30, 2011, we entered into Amendment 1 to the Revolving Credit and Security Agreement with PNC to amend certain non-financial covenants. We were in compliance with all covenants and terms of the agreement at December 31, 2012.
We also continue to maintain various credit facilities in most jurisdictions in which we operate outside the U.S. While we believe that current cash balances and available borrowings under our credit facilities and cash inflows related to non-income tax refunds will produce adequate liquidity to implement our business strategy over the foreseeable future, there can be no assurance that such amounts will ultimately be adequate if sales or economic conditions deteriorate. We anticipate that we will restrict non-essential uses of our cash balances until cash provided by normal operations improves.

In addition, while our past business dispositions have improved our liquidity position, many of the sale agreements provide for certain retained liabilities and indemnities including liabilities that relate to environmental issues and product warranties. While we believe we have properly accounted for such contingent liabilities based on currently available information, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.

For further information related to other factors that have had, or may in the future have, a significant impact on our business, financial condition or results of operations, see “Cautionary Statements Relating To Forward-Looking Statements” above, “Results of Operations” below, and “Risk Factors” in Item 1A.
RESULTS OF OPERATIONS
A summary of our operating results as a percentage of net sales is shown below:
Year Ended December 31, 2012 vs. Year Ended December 31, 2011

(in millions)	2012	%	2011	%
Net sales	$854.7	100.0%	$864.4	100.0%
Cost of sales	(790.0)	(92.4%)	(826.5)	(95.6%)
Gross profit	64.7	7.6%	37.9	4.4%
Selling and administrative expenses	(107.7)	(12.6%)	(108.1)	(12.5%)
Other income (expense), net	22.3	2.6%	14.7	1.7%
Impairments, restructuring charges, and other items	40.6	4.7%	(8.5)	(1.0%)
Operating income (loss)	19.9	2.3%	(64.0)	(7.4%)
Interest expense	(10.2)	(1.2%)	(10.5)	(1.2%)
Interest income	3.2	0.4%	2.3	0.3%
Income (loss) from continuing operations before taxes	12.9	1.5%	(72.2)	(8.3%)
Tax benefit	10.2	1.2%	0.9	0.1%
Income (loss) from continuing operations	$23.1	2.7%	$(71.3)	(8.2%)
Net sales in the year ended December 31, 2012 decreased by $9.7 million, or 1.1%, compared with the same period of 2011. Excluding the decrease in sales due to the effect of changes in foreign currency translation of $63.1 million, net sales increased by 6.2% from 2011, primarily due to net increases in volume and mix as well as net price increases.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 58.9% of our total sales and increased by 0.2% to $503.6 million in 2012, when compared to 2011. Higher volume and favorable changes in sales mix of $20.1 million and price increases of $5.6 million were offset by unfavorable changes in currency exchange rates of $24.5 million. The volume increase is mainly attributable to increases in regional demands for these types of products in India and Brazil, as well as a small improvement in market conditions in Europe and North America compared to 2011.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 21.8% of our total sales and increased by 1.9% to $186.0 million in 2012, when compared to 2011. This increase is primarily due to higher sales volume and favorable changes in sales mix of $30.5 million, partially offset by unfavorable changes in currency exchange rates of $21.8 million and price decreases of $5.2 million. The volume increases are primarily the result of new business with one major customer at our Indian operations and an increase in regional demand in Brazil.
Sales of compressors for air conditioning applications and all other applications represented 19.3% of our total sales and decreased by 8.0% to $165.1 million in 2012, when compared to 2011. This decrease is primarily due to unfavorable changes in currency exchange rates of $16.8 million and lower volumes and unfavorable changes in sales mix of $0.5 million, partially offset by price increases of $2.9 million. Volume decreases are primarily due to the temporary shutdown of a plant by one of our major Brazilian customers which lasted six months in 2012, continued competition from Asian supply sources in this market, as well as a decrease in volume in the North American market due to soft market conditions.

The new Mini compressor platform for use in household refrigerators and freezers and the Midi compressor platform for use in commercial refrigeration have been launched and commercial sales started in the fourth quarter of 2011 to several customers. The full offering of these products to our remaining customers took longer than originally expected. Management identified bottlenecks and released 90% of the Mini compressor models for production by the end of 2012. We believe these new products improve the quality, sound, and performance of our products and lower their manufacturing cost with enhanced internal design and the use of lower cost materials, such as aluminum motor windings. We believe that these new products better position us by providing efficiency improvements required by customers as well as providing products designed for more environmentally-friendly hydrocarbon refrigerants.

Gross profit increased by $26.8 million from $37.9 million, or 4.4% of net sales, in 2011 to $64.7 million, or 7.6% of net sales in 2012. The increase in gross profit in 2012 was primarily attributable to $11.6 million of favorable changes in other material and manufacturing costs, favorable changes in commodity costs of $9.1 million, favorable changes in currency exchange effects of $4.5 million and net price increases of $3.3 million, partially offset by unfavorable changes in volume and sales mix of $1.0 million and increased other expenses of $0.7 million.
Selling and administrative (“S&A”) expenses decreased by $0.4 million from $108.1 million in 2011 to $107.7 million in 2012. As a percentage of net sales, S&A expenses were 12.6% in 2012 compared to 12.5% in 2011. The decrease was due to a decline in payroll, benefits and other employee related expenses of $2.1 million as a result of our continued restructuring efforts and a decline in other selling and administrative expenses of $2.1 million, including a decrease in professional fees of $0.6 million, partially offset by an expense of $3.8 million related to our annual incentive plan.
Other income (expense), net, increased by $7.6 million from $14.7 million in 2011 to $22.3 million in 2012. The increase is mainly due to $2.9 million of income due to our sale of the right to proceeds from a future potential settlement of a lawsuit involving our Brazilian location received in the second quarter of 2012, $1.3 million due to a mutual release agreement that we signed in the second quarter of 2012, $2.4 million due to increases in various Indian government incentives, $3.6 million due to an increase in net amortization of gains for our postretirement benefits due to curtailment of these benefits (refer to Note 5, "Pension and Other Postretirement Benefit Plans" of the Notes to Consolidated Financial Statements in Item 8 of this report), a $0.9 million favorable change in foreign currency exchange rates and a net increase of $0.2 million of miscellaneous other income, partially offset by $3.7 million gain on sale of fixed assets that occurred in 2011.
We recorded income of $40.6 million in impairments, restructuring charges, and other items in 2012 compared to $8.5 million of expense in 2011. In 2012, this included a postretirement curtailment gain of $45.0 million and income of $0.1 million related to a refund of notice and administrative costs related to the antitrust investigation settlement agreement which we entered in October, 2012, partially offset by severance expense of $3.8 million associated with a reduction in force at our Brazilian ($2.6 million), North American ($0.3 million), French ($0.6 million), and Corporate ($0.3 million) locations, $0.6 million for additional estimated environmental costs associated with the remediation activities at our former Tecumseh, Michigan facility, and $0.1 million of costs related to relocation of our corporate office. Refer to Note 11, “Impairments, Restructuring Charges and Other Items” of the Notes to Consolidated Financial Statements in Item 8 of this report.
Interest expense was $10.2 million in 2012 compared to $10.5 million in 2011. Our average borrowings declined, while our weighted average interest rate on debt increased to 8.8% in 2012 as compared to 7.9% in 2011. The increase in our weighted average interest rate on debt was primarily due to termination of our credit facilities in Europe in January 2012, which were paid off and replaced with a factoring program. In addition, the weighted average interest rate increased in Brazil and decreased in India due to changes in mix of the borrowings in these regions. Finally, our average amount of accounts receivable factoring increased, while the weighted average interest rate of factored accounts receivable decreased to 7.6% in 2012 as compared to 9.5% in 2011, primarily due to our new European factoring facility.
Interest income was $3.2 million in 2012 compared to $2.3 million in 2011, primarily due to interest of $1.3 million, received from an IRS refund, partially offset by a decline in the interest rate on a judicial deposit in Brazil that is being held in an interest-bearing court appointed cash account.
For 2012, we recorded a tax benefit of $10.2 million from continuing operations. This tax benefit is comprised of $0.7 million in foreign tax benefit, $0.1 million in state and local tax benefit, and $9.4 million in U.S. federal tax benefit, primarily related to the refund received from the IRS related to a previously unrecognized tax benefit. The $0.9 million in tax benefit from continuing operations for 2011 was comprised of $0.2 million in foreign tax expense, $0.1 million in state and local tax expense, more than offset by a tax benefit of $1.2 million in U.S. federal tax.

Net income from continuing operations for the year ended December 31, 2012 was $23.1 million, or $1.25 per share, as compared to a loss of $71.3 million, or $3.86 per share for the year ended December 31, 2011. This change was primarily related to the postretirement benefit curtailment, improved gross profit, higher tax benefit and other income.

A summary of our operating results as a percentage of net sales is shown below:
Year Ended December 31, 2011 vs. Year Ended December 31, 2010

(in millions)	2011	%	2010*	%
Net sales	$864.4	100.0%	$933.8	100.0%
Cost of sales	(826.5)	(95.6%)	(849.5)	(90.9%)
Gross profit	37.9	4.4%	84.3	9.1%
Selling and administrative expenses	(108.1)	(12.5%)	(114.1)	(12.2%)
Other income (expense), net	14.7	1.7%	14.3	1.5%
Impairments, restructuring charges, and other items	(8.5)	(1.0%)	(50.3)	(5.4%)
Operating (loss)	(64.0)	(7.4%)	(65.8)	(7.0%)
Interest expense	(10.5)	(1.2%)	(10.6)	(1.1%)
Interest income	2.3	0.3%	1.2	0.1%
(Loss) from continuing operations before taxes	(72.2)	(8.3%)	(75.2)	(8.0%)
Tax benefit	0.9	0.1%	16.6	1.8%
(Loss) from continuing operations	$(71.3)	(8.2%)	$(58.6)	(6.2%)
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
Other income (expense), net increased by $0.4 million from $14.3 million in 2010 to $14.7 million in 2011. The increase is mainly due to gain on the sale of asset of $3.7 million, favorable impact of lower other postretirement benefit charges of $4.7 million, partially offset by unfavorable changes in currency exchange rates of $5.3 million and unfavorable changes in all other income and expense items of $2.7 million.
We recorded expense of $8.5 million in impairments, restructuring charges, and other items in 2011 compared to $50.3 million in 2010. In 2011, these expenses included $8.0 million related to severance associated with a reduction in force at our Brazilian ($4.1 million), North American ($0.1 million), French ($0.2 million), Indian ($0.1 million) and Corporate ($3.5 million) locations; $0.1 million for additional estimated environmental costs associated with the remediation activities at our former Tecumseh, Michigan facility; and $0.4 million for an impairment of an asset. For a more detailed discussion of these charges, refer to Note 11, “Impairments, Restructuring Charges and Other Items” of the Notes to the Consolidated Financial Statements in Item 8 of this report.
Interest expense was $10.5 million in 2011 compared to $10.6 million in 2010. Included in 2010 was amortization of $0.6 million for deferred financing costs that were originally incurred in connection with our previous credit agreement and that were expensed upon termination of that credit agreement in the second quarter of 2010. The weighted average interest rate on debt at December 31, 2011 was 7.9% compared to 7.4% at December 31, 2010 on higher average debt balances during 2011. The weighted average interest rate of factored accounts receivable increased to 9.5% in 2011 from 8.7% in 2010 on lower balances being factored.
Interest income was $2.3 million in 2011 compared to $1.2 million in 2010, primarily as a result of a Brazilian judicial deposit held in an interest-bearing account.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, borrowings under available credit facilities and cash inflows related to non-income taxes. In addition, we believe that factoring our receivables is an alternative way of freeing up working capital and providing sufficient cash to pay off debt that may mature within a year.
A substantial portion of our operating income is generated by foreign operations. As a result, we are dependent on the earnings, cash flows and the combination of dividends, distributions and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions.
Cash Flow
2012 vs. 2011
Cash provided by operations was $8.8 million in 2012, as compared to $5.3 million of cash used in operations in 2011. The 2012 cash flows from operations include our net income of $22.6 million, non-cash depreciation and amortization of $36.4 million and non-cash share-based compensation of $0.5 million, partially offset by a non-cash gain on curtailment of our postretirement benefits of $45.0 million, a non-cash gain on an adjustment for employee retirement benefits of $8.9 million, a $3.5 million increase in deferred tax assets, and a gain on disposal of property and equipment of $0.2 million. Net income included a non-recurring $4.4 million refund from the IRS related to a previously unrecognized tax benefit and $1.3 million in interest income related to the refund, income of $2.9 million due to the sale of proceeds from a future potential settlement of a lawsuit involving our Brazilian location and a $1.7 million payment received from a mutual release agreement that we signed in the second quarter of 2012.

With respect to working capital, reduced inventory levels provided $9.4 million of cash. Inventory days on hand decreased by 19 days to 71 days at December 31, 2012, primarily due to increased sales for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 and continued cost containment measures.
Increased accounts receivable resulted in a use of cash of $15.4 million during the year primarily as a result of our increased sales in the fourth quarter of 2012 compared to the fourth quarter of 2011. Our days sales outstanding increased by one day as compared to December 31, 2011 to 55 days at December 31, 2012. This increase was primarily related to a decrease in factoring of our receivables as a percentage of the outstanding receivables balance in Brazil, partially offset by increased factoring due to our new European facility.
Payables and accrued expenses provided $12.4 million of cash mainly as a result of an increase in inventory purchases and timing of those purchases, as well as an increase in accrued expenses due to our annual incentive plan. Payable days outstanding remained at 63 days at both December 31, 2012 and December 31, 2011.
Recoverable non-income taxes provided cash of $1.1 million, which included $9.2 million cash received from the Brazilian government and $15.8 million cash received from the Indian government, partially offset by accruals of additional recoverable non-income taxes.
Employee retirement benefits were a use of cash of $1.7 million due to benefit payments and contributions related to our non-U.S. pension and U.S. postretirement benefit plans.
Cash used in investing activities was $5.7 million in 2012 as compared to $9.1 million in 2011. The 2012 use of cash in investing activities includes $13.8 million of capital expenditures. This use of cash was partially offset by the release of restricted cash of $7.1 million and proceeds from the sale of assets of $1.0 million, primarily related to the sale of our Grafton facility. The release of restricted cash primarily relates to $2.4 million of restricted cash that became available to fund our 401(k) matching contributions and a $4.9 million decrease in cash pledged on our derivatives related to our hedging activities, partially offset by a $0.2 million increase in cash collateral on our letters of credit.
Cash provided by financing activities was $3.1 million in 2012 compared to $0.6 million provided by financing activities in 2011. The increase in borrowings in 2012 is mainly due to financing our regional operating needs, partially offset by our cash management strategy to increase our usage of accounts receivable factoring programs from December 2011 levels.
2011 vs. 2010
Cash used in operations amounted to $5.3 million in 2011, as compared to $46.0 million of cash used in operations in 2010. The 2011 cash flows from operations included our net loss of $73.2 million, a non-operating-activities-cash gain on disposal of property and equipment of $2.5 million, and a non-cash gain on an adjustment for employee retirement benefits of $6.9 million, partially offset by non-cash impacts of depreciation of $40.5 million, decreased deferred income taxes of $0.1 million, and a reversal of share-based compensation of $1.6 million. With respect to working capital, reduced inventory levels provided $6.5 million of cash primarily due to our efforts to match inventory on hand with the decrease in sales volumes due to the weakened global economic conditions. Despite our efforts to decrease inventory levels, inventory days on hand increased by nineteen days to 90 days at December 31, 2011, primarily due to lower than expected sales.
Decreased accounts receivable provided cash of $34.9 million during 2011, primarily as a result of a decrease in sales in the fourth quarter of 2011 compared to the fourth quarter of 2010. We also decreased our days sales outstanding by seven days to 54 days at December 31, 2011.
Payables and accrued expenses used $43.7 million of cash mainly as a result of a decrease in inventory purchases and payable days outstanding decreasing by eleven days to 63 days at December 31, 2011.
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
Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, when available we use bank debt and other foreign credit facilities such as accounts receivable factoring programs to fund our working capital requirements. On April 21, 2011, we entered into an agreement with PNC Bank pursuant to which PNC Bank provides senior secured revolving credit financing up to an aggregate of $45.0 million, including up to $10.0 million in letters of credit. The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, falls below a specified level. As of December 30, 2011, we entered into Amendment 1 to the Revolving Credit and Security Agreement with PNC to amend certain non-financial covenants. We were in compliance with all covenants and terms of the agreement as of December 31, 2012.
As of December 31, 2012, we had $10.0 million of borrowings outstanding under this facility. A quarterly covenant is based on our average undrawn borrowing availability and was such that the covenant didn’t apply. At December 31, 2012, we had outstanding letters of credit of $3.4 million and the capacity for additional borrowings under the borrowing base formula of $2.1 million after giving effect to our fixed charge coverage ratio covenant. For a more detailed description of this facility, see Note 8, “Debt”, of the Notes to Consolidated Financial Statements in Item 8 of this report. For the years ended December 31, 2012 and 2011, our average outstanding debt balance was $58.8 and $65.7 million, respectively. The weighted average interest rate was 8.8% and 7.9% for the year ended December 31, 2012 and 2011, respectively.
As of December 31, 2012, our cash and cash equivalents on hand was $55.3 million. Our borrowings under current credit facilities, including capital lease obligations, totaled $61.4 million at December 31, 2012, with an uncommitted additional borrowing capacity of $8.5 million. We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. In January 2012, we terminated two facilities in Europe and replaced them with factoring arrangements. We also use these cash resources to fund capital expenditures, and when necessary, to fund operating losses. Included in our debt balance at December 31, 2012 are capital lease obligations of $1.9 million. For a more detailed discussion of our credit facilities, refer to Note 8, “Debt”, of the Notes to Consolidated Financial Statements in Item 8 of this report. In the U.S. only a small portion of our cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC"). Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, which are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.

Cash inflows related to taxes
We expect to receive refunds of outstanding refundable non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Based on the U.S. Dollar to actual exchange rate as of December 31, 2012, we expect to recover approximately $20.7 million of the $39.5 million outstanding refundable taxes in 2013. Out of the $20.7 million current portion of the refundable non-income taxes, $15.9 million relates to our Brazilian location and $3.9 million relates to our India location. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
Accounts Receivable Sales
Our Brazilian and European subsidiaries periodically factor their accounts receivable with financial institutions for seasonal and other working capital needs. Such receivables are factored both with and without limited recourse to us and are excluded from accounts receivable in our consolidated balance sheets. The amount of factored receivables, including both with limited and without recourse, was $49.3 million and $34.3 million at December 31, 2012 and 2011, respectively. The amount of factored receivables sold with limited recourse through our Brazilian subsidiary, which results in a contingent liability to us, was $11.9 million and $10.1 million as of December 31, 2012 and 2011, respectively. The amount of factored receivables sold without recourse at our Brazilian and European subsidiaries, which is recorded as a sale of the related receivables, was $37.4 million and $24.2 million as of December 31, 2012 and 2011 respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $26.7 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. In early 2012, we entered into a factoring program in Europe, which replaced several of our uncommitted credit facilities in that region. We utilize these factoring facilities, when available, for seasonal and other working capital needs.
Our Indian subsidiary has the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables at a discount sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $4.0 million and $3.8 million that would otherwise have been outstanding as receivables under these programs at December 31, 2012 and December 31, 2011, respectively.
Adequacy of Liquidity Sources
In the near term, and in particular over the next twelve months, we expect that our liquidity sources described above will be sufficient to meet our liquidity requirements, including debt service, capital expenditure and working capital requirements, and, when needed, cash to fund operating losses and any additional restructuring activities we may implement. However, we also anticipate challenges with respect to our ability to generate positive cash flows from operations, most significantly due to challenges driven by possible volume declines, as well as currency exchange and commodity pricing volatility.
In addition, our business exposes us to potential litigation, such as product liability lawsuits or other lawsuits related to anti-competitive practices and securities law or other types of business disputes. These claims can be expensive to defend and an unfavorable outcome from any such litigation could adversely affect our cash flows and liquidity.
As of December 31, 2012, we had $55.3 million of cash and cash equivalents, and $61.4 million in debt and capital lease obligations, of which $5.8 million was long-term in nature. The short-term debt primarily consists of committed and uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. We believe our cash on hand and availability under our borrowing facilities is sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows.
We expect capital expenditures will average $20.0 million to $25.0 million annually, although the timing of expenditures may result in higher investment in some years and lower amounts in others. For 2013, we expect our capital expenditures to be in this range as we continue to re-engineer our products and invest in our Information Technology ("IT") infra-structure to be more efficient. These 2013 expenditures may be adjusted based on achieving expected results described in the “Outlook” section.
We realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. As a result, we continued to adjust our workforce levels as conditions demanded in 2012 to reduce salary, wages and employee benefits. Total realized savings on an annual basis were approximately $4.0 million and incurred a charge of $3.8 million associated with this restructuring plan. The realized savings in 2012 are consistent with our initial estimates. Additional restructuring actions may be necessary and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, reductions in our workforce, sales of assets, and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances and the cash proceeds from the sale of assets. If such restructuring activities are undertaken, there is a risk that the costs of the restructuring and cash required will exceed the benefits received from such activities. We have engaged a financial adviser and are exploring our strategic alternatives.
OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases, we do not have any off-balance sheet financing. We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $11.9 million and $10.1 million at December 31, 2012 and 2011, respectively. Under our factoring program in Europe, we may discount receivables with recourse; however, at December 31, 2012 there were no receivables sold with recourse.
We maintain a reserve for anticipated losses against these sold receivables, and losses have not historically resulted in the recording of a liability greater than the reserved amount.

CONTRACTUAL OBLIGATIONS
Our payments by period as of December 31, 2012 for our contractual obligations are as follows:
Payments due by Period

(in millions)	Total	2013	2014/2015	2016/2017	After 2017
Debt and Capital Lease Obligations	$61.4	$55.6	$4.9	$0.4	$0.5
Purchase Obligations	$24.8	$24.8	$—	$—	$—
Operating Leases (1)	$16.3	$3.7	$5.2	$2.6	$4.8
Pension and Postretirement Obligations	$119.9	$10.7	$22.8	$23.0	$63.4

(1)	Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance.
We have not included, in the table above, other long-term liabilities net of current portion in the amount of $14.5 million which include product warranty and self-insured risk, deferred tax and environmental liabilities, because they do not have a definite payout by year.
As of December 31, 2012, we also had $3.4 million in outstanding domestic letters of credit and $8.7 million in outstanding foreign letters of credit issued in the normal course of business, as required by some vendor contracts.
CRITICAL ACCOUNTING ESTIMATES
In preparing our consolidated financial statements in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates.
We believe that the assumptions, judgments and estimates involved in the accounting for Accrued and Contingent Liabilities, Employee Related Benefits, Impairment of Long-Lived Assets, Share-based Compensation and Income Taxes have the greatest potential impact on our consolidated financial statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.
Accrued and Contingent Liabilities
We have established reserves for legal contingencies, self-insured product liabilities, workers compensation claims, environmental contingencies and warranty claims in accordance with U.S. GAAP. We also have liabilities with regard to certain indemnification claims and litigation related to our divested operations, which could be material. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis at the operating and corporate levels to assure that we are properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While management believes that the current level of reserves is appropriate, changes in the future could impact these determinations. Historically, reserves for accrued and contingent liabilities typically have not differed materially from actual results; however, unanticipated events such as the discovery of new facts could result in material changes to our reserves in future periods.
Employee Related Benefits
Significant employee related benefit assumptions include, but are not limited to, the expected rates of return on plan assets, determination of discount rates for re-measuring plan obligations and determination of inflation rates regarding compensation levels. Differences among these assumptions, specifically our actual return on assets and financial market-based discount rates, will impact future results of operations.
We develop our demographics and utilize the expertise of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is established based on Towers Watson's Rate:Link 40/90 yield curve. For the purpose of setting the discount rate, the U.S. Pension Plans (including non-qualified plans) are treated as one plan. The expected return on plan assets reflects our current asset allocation and investment strategy. The inflation rate for compensation levels reflects our actual historical experience as well as our outlook on near-term compensation increases. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and a 0.5% decrease in the rate of return on plan assets would have increased 2012 expense by $0.5 million and $0.7 million, respectively. Historically, these assumptions, specifically our actual return on assets and financial market-based discount rates, have not differed materially from actual results; however, unanticipated events will impact future results of operations and could result in material changes to our reserves in future periods.
See Note 5, “Pension and Other Postretirement Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 of this report for more information regarding costs and assumptions for postretirement benefits.
Impairment of Long-Lived Assets
It is our policy to review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. At December 31, 2012 and 2011, other than those assets for which impairment charges had been taken, we do not believe there was a material amount of assets that had associated undiscounted projected cash flows that were materially less than their carrying values. If there are in the future, we will disclose that fact and the carrying amount of the assets at risk of impairment. Additional restructuring actions taken will be based upon our assessment of ongoing economic activity and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results. Such events could include a loss of a significant customer or market share, the decision to relocate production to other locations or the decision to cease production of specific models of products.
We recognize losses related to the impairment of long-lived assets when the estimated future undiscounted cash flows are less than the asset's carrying value or when the assets become permanently idle. Assumptions and estimates used in the evaluation of impairment are consistent with our business plan, including current and future economic trends, the effects of new technologies and foreign currency movements, and are subject to a high degree of judgment and complexity. All of these variables ultimately affect management's estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates, or our inability to achieve our business plan, may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.
Share-based Compensation
Share-based payment awards exchanged for employee services are recorded at fair value on the date of grant and re-measured quarterly over the life of the award. The awards are expensed in the consolidated statement of operations over the requisite employee service period. Our plan authorizes two types of incentive awards for our key employees, both of which are based upon the value of our Class A common stock: stock appreciation rights (“SARs”) and phantom shares. Both types of awards are settled in cash. Stock-based compensation expense for the SARs includes an estimate for forfeitures and is generally recognized over the vesting period on a straight-line basis. We determine the fair value of the SARs using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and the expected life of the SARs, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our common stock and that of an index of companies in our industry group. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon our history of not having issued a dividend since the second quarter of 2005 and management's current expectation of future action surrounding dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.
The fair value of the phantom shares is determined based on the closing stock price on our Class A common stock on the initial grant date and revalued based on the closing price of our Class A common stock as of the last business day of each quarterly period.
In addition to the awards to our employees, we grant deferred stock units ("DSUs") to our non-employee directors under our Outside Directors' Deferred Stock Unit Plan. These awards are fully vested when made. We measure the fair value of outstanding DSUs based upon the closing stock price of our Class A common stock on the last day of the reporting period. We will pay out the DSUs to a director after the earlier of a Company Change in Control, as defined in the plan, or the date when he or she ceases to be a non-employee director for any reason. Since the DSUs are settled in cash rather than by issuing equity instruments, we record an expense for DSUs, with a corresponding liability on our balance sheet. For further discussion of these plans, see Note 10, “Share-based Compensation Arrangements,” of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.
Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We establish reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws or the resolution of current or any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations. Historically, our assumptions, judgments and estimates have not differed materially from actual results; however, unanticipated events such as income from operations or capital gains income could result in material changes to our tax accounts in future periods.
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
In October 2012, the Financial Accounting Standards Board (FASB) issued ASU No. 2012-04, Technical Corrections and Improvements. The update amends the FASB ASC for technical corrections and clarifications. The majority of the amendments are not expected to change practice, and therefore transition guidance is not provided. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. These amendments are related to the following topics: contracts in an entity's own equity, defined contribution pension plans and health and welfare benefit plans. Management believes ASU No. 2012-04 will have no material effect on our financial statements.
In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires entities to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This information can be presented either on the face of the income statement or in the notes to the financial statements. The amendments are effective for reporting periods beginning after December 15, 2012. ASU No. 2013-02 impacts presentation and disclosure only and management believes it will have no material effect on our financial statements.

OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report.
Sales declined in 2012 due to the unfavorable foreign currency exchange rate impact, partially offset by net favorable changes in volume and product mix and net price increases. We expect to see continued demand volatility in the first half of 2013 as a result of uncertainties and current events around the world. For 2013, we currently expect net sales to increase in the range of 3 percent to 8 percent from 2012 levels. The potential improvement is based on our internal projections about the market and related economic conditions, expected price increases to our customers, estimated foreign currency exchange rate effects, as well as our continued efforts in sales and marketing. We cannot currently project whether market conditions will improve on a sustained or significant basis. If the economic improvement in our key markets does not occur as expected, this could have an adverse impact on our current outlook.
The prices of some of our key commodities, specifically copper and steel, have remained volatile. The weighted average market prices of copper decreased 11.6%, while costs of steel decreased 9.4% in 2012 compared to 2011, see “Executive Summary – Commodities”. We expect the full year change in average cost of our purchased materials in 2013, including the impact of our hedging activities, to have a slightly favorable impact in 2013 when compared to 2012, depending on commodity cost levels and the level of our hedging over the course of the year. We expect to continue our approach of mitigating the effect of short-term price swings through the appropriate use of hedging instruments, price increases, and modified pricing structures.
The outlook for 2013 is subject to many of the same variables that have negatively impacted us in recent years, which have had significant impacts on our results of operations. The condition of, and uncertainties regarding, the global economy, commodity costs, key currency rates and weather are all important to future performance, as is our ability to match our hedging activity with actual levels of transactions. The extent to which adverse trends in recent years continue, will ultimately determine our 2013 results. We can give no guarantees regarding what impact future exchange rates, commodity prices and other economic changes will have on our 2013 results. For a discussion of the sensitivity analysis associated with our key commodities and currency hedges see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this report.
The Brazilian Real, the Euro and the Indian Rupee continue to be volatile against the U.S. Dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2013. See “Executive Summary-Currency Exchange” above. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our hedging contracts and including the impact of realized gains/losses, to have minimal impact on our net income in 2013 when compared to 2012.
After giving recognition to the factors discussed above, we expect that the full year 2013 operating profit could improve compared to 2012, exclusive of the $45.0 million curtailment gain on our postretirement benefits recognized in 2012, if we are successful at offsetting volatility in commodity costs and foreign exchange rates, and implementing initiatives for re-engineering our product lines to reduce our costs, price increases, restructuring activities and other cost reductions. We also expect that our operating cash flow could be sufficient to maintain current cash balances and fund ongoing business requirements if we are successful at achieving the improved operating profit discussed above and the tax authorities do not significantly change their pattern of payments or past practices for the expected outstanding refundable Brazilian and Indian non-income taxes. Furthermore, we expect capital spending in 2013 to be approximately $20.0 million to $25.0 million.
Based on our assessment of ongoing economic activity, we realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. Additional restructuring actions may be necessary in 2013 and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, reductions in our workforce, sales of assets, and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances and the cash proceeds from the sale of assets. If such restructuring activities are undertaken, there is a risk that the costs of the restructuring and cash required will exceed the benefits received from such activities. We have engaged a financial adviser and are exploring our strategic alternatives.
As we look to the first quarter of 2013, we expect our sales, resulting operating profit and operating cash flow to be slightly lower than the first quarter of 2012, reflecting the continuing uncertainty in the global economy.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk during the normal course of business from credit risk associated with cash investments and accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities, which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity futures contracts. Commodity prices and foreign currency exchange rates can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on results.
Credit Risk – Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. In the U.S. only a small portion of our cash balances are insured by the FDIC. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, which are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.
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
A portion of accounts receivable of our Brazilian subsidiary is sold with limited recourse at a discount. Under our factoring program in Europe, we may discount receivables with recourse; however, at December 31, 2012, there were no receivables sold with recourse. Our European and Brazilian subsidiaries also discount certain receivables without recourse. Such receivables factored by us, both with and without limited recourse, are excluded from accounts receivable in our consolidated balance sheets. Discounted receivables sold in these subsidiaries, including both with and without recourse amounts, was $49.3 million and $34.3 million at December 31, 2012 and 2011, respectively and the weighted average discount rate was 6.7% in 2012 and 9.0% in 2011. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $11.9 million and $10.1 million as of December 31, 2012 and 2011, respectively.
In India, we have the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables, at a discount, sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $4.0 million and $3.8 million that would otherwise have been outstanding as receivables, under both of these programs at December 31, 2012 and December 31, 2011, respectively and the weighted average discount rate was 11.6% and 10.8% in 2012 and 2011, respectively.
We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold with recourse and without recourse.
Interest Rate Risk – We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Our current borrowings by our foreign subsidiaries consist of variable and fixed rate loans that are based on either the London Interbank Offered Rate, European Offered Interbank Rate or the BNDES TJLP fixed rate. We also record interest expense associated with the accounts receivable factoring facilities described above. While changes in interest rates do not affect the fair value of our variable-interest rate debt or cash investments, they do affect future earnings and cash flows. Based on our debt and invested cash balances at December 31, 2012, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments. Based on our debt and invested cash balances at December 31, 2011, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk – Our exposure to commodity cost risk is related primarily to the price of copper, steel and aluminum, as these are major components of our product cost.
We use commodity futures to provide us with greater flexibility in managing the substantial volatility in commodity pricing. Our policy allows management to contract commodity futures for a limited percentage of projected raw materials requirements up to 18 months in advance. At December 31, 2012 and 2011, we held a total notional value of $19.1 million and $39.3 million, respectively, in commodity futures contracts. The decline in notional value of our commodity contracts is primarily due to downward trends in base metal market values and increased aluminum usage, which is lower in cost and less volatile than copper. These futures are designated at the inception of the contract as cash flow hedges against the future prices of copper, steel, and aluminum, and are accounted for as hedges on our balance sheet unless they are subsequently de-designated. While the use of futures can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. If market pricing becomes significantly deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability. As of December 31, 2012, we have been proactive in addressing the volatility of copper prices, including executing futures contracts to cover approximately 32.6% of our anticipated copper requirements for 2013.
Any rapid increases in steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel. We have been successful at securing a few steel futures contracts in the U.S. to help mitigate this risk, although at the end of 2012 and 2011 we had no outstanding steel futures contracts.
Based upon the introduction of redesigned products, we are utilizing more aluminum in our motors in 2013. Similar to copper and steel, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing future contracts that cover 30.7% of our projected usage in 2013.
Based on our current level of activity, and before consideration of our outstanding commodity futures contracts, a 10% increase in the price, as of December 31, of copper, steel or aluminum used in production of our products would adversely affect our annual operating profit on an annual basis as indicated in the table below:

	10% increase in commodity prices
(in millions)	2012	2011
Copper	$(5.3)	$(7.0)
Steel	(11.0)	(10.6)
Aluminum	(0.7)	(0.7)
Total	$(17.0)	$(18.3)
The decrease for copper is primarily due to the decrease in usage of copper in our products as we move to utilizing more aluminum in our motors. The increase for steel is primarily due to the increase in usage in 2012 compared to 2011.
Based on our current level of commodity futures contracts, a 10% decrease in the price of copper, steel or aluminum used in production of our products would have resulted in losses under these contracts that would adversely impact our annual operating results for 2012 and 2011 as indicated in the table below:

	10% decrease in commodity prices
(in millions)	2012	2011
Copper	$(1.7)	$(2.9)
Steel	—	—
Aluminum	(0.2)	(0.4)
Total	$(1.9)	$(3.3)

The decrease for copper and aluminum is primarily due to the lower level of commodity futures contracts held in 2012 compared to 2011.
Foreign Currency Exchange Risk – We are exposed to significant exchange rate risk since the majority of all our revenue, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies and for purposes of financial reporting, the results are translated into U.S. Dollars based on currency exchange rates prevailing during or at the end of the reporting period. We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. This risk applies to all of our foreign locations since a large percentage of their receivables and payables are transacted in a currency other than their local currency, mainly U.S. Dollars. In those cases, when the receivable is ultimately paid in less valuable Dollars, the foreign location realizes less proceeds in its local currency, which can adversely impact its margins. The periodic re-measurement of these receivables and payables are recognized in our Consolidated Statements of Operations. As the U.S. Dollar strengthens, our reported net revenues, operating profit (loss) and assets are reduced because the local currency will translate into fewer U.S. Dollars, and during times of a weakening U.S. Dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. Dollars. Translation of our Consolidated Statement of Operations into U.S. Dollars affects the comparability of revenue, expenses, operating income (loss), and earnings (loss) per share between years. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the weakening of the U.S. Dollar against major currencies, as shown in the table below, could materially affect our financial results.
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term forward exchange contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency forward purchases to hedge the Brazilian, European and Indian export sales, some of which are denominated in U.S. Dollars or Euros. However, these hedging programs only reduce exposure to currency movements over the limited time frame of up to eighteen months. Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the U.S. Dollar, any hedge contracts that have been entered into at higher rates result in losses to our Consolidated Statements of Operations when they are settled. From January 1 to December 31, 2012, the Brazilian Real weakened against the U.S. Dollar by 8.9%, the Indian Rupee weakened against the U.S. Dollar by 3.7%, and the Euro strengthened against the U.S. Dollar by 1.8%.
At December 31, 2012 and 2011, we held foreign currency forward contracts with a total notional value of $52.2 million and $131.5 million, respectively. The decline in the notional value of our currency contracts was primarily due to downward trends in foreign exchange rates. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Brazilian Real, the Euro, or the Indian Rupee against the U.S. Dollar would negatively impact our operating profit on an annual basis for 2012 and 2011 as indicated in the table below:

	10% Strengthening against U.S. $
(in millions)	2012	2011
Real	$(5.7)	$(6.2)
Euro	(9.3)	(5.5)
Rupee	(0.4)	(0.9)
Total	$(15.4)	$(12.6)
The increases in 2012, compared to 2011, are primarily due to the strengthening of the Euro against the U.S. Dollar in 2012.
However, based on our current foreign currency forward contracts, a 10% weakening in the value of the Brazilian Real, the Euro or the Indian Rupee would result in losses under such foreign currency forward contracts that would adversely impact our operating results in 2012 and 2011 as indicated in the table below:

	10% Weakening against U.S. $
(in millions)	2012	2011
Real	$(1.3)	$(3.5)
Euro	(0.7)	(2.8)
Rupee	—	—
Total	$(2.0)	$(6.3)

The decrease in 2012, compared to 2011, is primarily due to the lower notional amount of foreign currency forward contracts held at December 31, 2012, due to trends in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Tecumseh Products Company
We have audited the accompanying consolidated balance sheets of Tecumseh Products Company (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tecumseh Products Company and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2013 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 7, 2013

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$55.3	$49.6
Restricted cash and cash equivalents	3.7	10.8
Accounts receivable, trade, less allowance for doubtful accounts of $1.2 million in 2012 and $1.1 million in 2011	97.0	85.1
Inventories	123.3	135.9
Deferred and recoverable income taxes	0.2	1.4
Recoverable non-income taxes	20.7	28.8
Fair value of derivatives	0.7	0.2
Other current assets	16.2	13.9
Total current assets	317.1	325.7
Property, plant, and equipment, net	157.0	189.4
Deferred income taxes	0.1	0.1
Recoverable non-income taxes	18.8	15.7
Deposits	25.3	21.3
Other assets	9.6	11.5
Total assets	$527.9	$563.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$104.0	$97.2
Short-term borrowings	55.6	55.1
Accrued liabilities:
Employee compensation	24.6	20.2
Product warranty and self-insured risks	9.2	8.4
Payroll taxes	10.9	12.0
Fair value of derivatives	0.9	16.6
Other	6.9	8.8
Total current liabilities	212.1	218.3
Long-term borrowings	5.8	4.8
Other postretirement benefit liabilities	—	4.9
Product warranty and self-insured risks	2.4	3.5
Pension liabilities	37.1	37.5
Other	12.1	8.8
Total liabilities	269.5	277.8
Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2012 and 2011	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2012 and 2011	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	303.6	281.0
Accumulated other comprehensive loss	(74.7)	(24.6)
Total stockholders’ equity	258.4	285.9
Total liabilities and stockholders’ equity	$527.9	$563.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except share and per share data)	2012	2011	2010
Net sales	$854.7	$864.4	$933.8
Cost of sales	(790.0)	(826.5)	(849.5)
Gross profit	64.7	37.9	84.3
Selling and administrative expenses	(107.7)	(108.1)	(114.1)
Other income (expense), net	22.3	14.7	14.3
Impairments, restructuring charges, and other items	40.6	(8.5)	(50.3)
Operating income (loss)	19.9	(64.0)	(65.8)
Interest expense	(10.2)	(10.5)	(10.6)
Interest income	3.2	2.3	1.2
Income (loss) from continuing operations before taxes	12.9	(72.2)	(75.2)
Tax benefit	10.2	0.9	16.6
Income (loss) from continuing operations	23.1	(71.3)	(58.6)
(Loss) income from discontinued operations, net of tax	(0.5)	(1.9)	1.8
Net income (loss)	$22.6	$(73.2)	$(56.8)
Basic and diluted income (loss) per share (a):
Income (loss) from continuing operations	$1.25	$(3.86)	$(3.17)
(Loss) income from discontinued operations, net of tax	(0.03)	(0.10)	0.10
Net income (loss) per share	$1.22	$(3.96)	$(3.07)
Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480
Cash dividends declared per share	$—	$—	$—

(a) A warrant issued to a lender in 2007 expired on April 9, 2012. This warrant was not included in diluted earnings per share information for 2011 and 2010, as the effect would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)	For the Years Ended December 31,
	2012	2011	2010
Net income (loss)	$22.6	$(73.2)	(56.8)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0.0, $0.1 and $1.5, respectively	(12.6)	(26.9)	8.0
Pension and postretirement benefits:
Prior service credit, net of tax of ($0.2), $0.0 and $9.3, respectively	(3.9)	(6.4)	15.7
Net actuarial (gain) loss, net of tax of ($0.2), $0.0 and $0.7, respectively	(5.1)	(16.4)	1.2
Reclassification of prior service credit, net of tax of $0.0, $0.0 and $2.2, respectively	(40.5)	—	3.6
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges, net of tax of $0.6, ($0.1) and $23.5, respectively	1.7	(17.2)	(5.2)
Reclassification adjustment for losses (gains) on cash flow hedges included in net income (loss), net of tax of $3.5, ($1.7) and ($22.6), respectively	10.3	(8.9)	5.0
Other comprehensive (loss) income	(50.1)	(75.8)	28.3
Total comprehensive loss	$(27.5)	$(149.0)	(28.5)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$22.6	$(73.2)	$(56.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36.4	40.5	40.4
Non-cash employee retirement benefits	(8.9)	(6.9)	—
Non-cash postretirement benefits curtailment and settlement gain	(45.0)	—	(7.0)
Non-cash hourly pension plan settlement loss	—	—	29.4
Deferred income taxes	(3.5)	0.1	(15.8)
Share-based compensation	0.5	(1.6)	1.5
(Gain) loss on disposal of property and equipment	(0.2)	(2.5)	0.6
Investment impairment	—	—	0.4
Changes in operating assets and liabilities:
Accounts receivable	(15.4)	34.9	(47.8)
Inventories	9.4	6.5	(41.1)
Payables and accrued expenses	12.4	(43.7)	22.9
Employee retirement benefits	(1.7)	(0.5)	(4.8)
Hourly pension plan reversion	—	—	54.5
Recoverable non-income tax	1.1	41.7	(22.7)
Other	1.1	(0.6)	0.3
Cash provided by (used in) operating activities	8.8	(5.3)	(46.0)
Cash Flows from Investing Activities:
Capital expenditures	(13.8)	(17.7)	(9.2)
Change in restricted cash and cash equivalents	7.1	3.8	—
Proceeds from sales of assets	1.0	4.8	0.2
Cash used in investing activities	(5.7)	(9.1)	(9.0)
Cash Flows from Financing Activities:
Proceeds from long-term debt	4.5	4.5	14.7
Payments on long-term debt	(4.8)	(12.1)	—
Payments on capital leases	(0.1)	—	—
Proceeds from revolving credit agreement	—	15.2	—
Payments of revolving credit agreement	(0.2)	(5.0)	—
Debt issuance costs	—	(0.3)	—
Other borrowings (repayments), net	3.7	(1.7)	16.8
Cash provided by financing activities	3.1	0.6	31.5
Effect of Exchange Rate Changes on Cash	(0.5)	(2.5)	(1.3)
Increase (decrease) in cash and cash equivalents	5.7	(16.3)	(24.8)
Cash and Cash Equivalents:
Beginning of Period	49.6	65.9	90.7
End of Period	$55.3	$49.6	$65.9
Supplemental Schedule of Non-cash Investing and Financing Activities:
Cash paid for interest	$9.1	$9.6	$8.7
Cash paid for taxes	$0.7	$(0.5)	$0.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Class A $1 Par Value	Class B $1 Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, January 1, 2010	$13.4	$5.1	$11.0	$411.0	$22.9	$463.4
Net loss				(56.8)		(56.8)
Loss on derivatives, net of tax					(0.2)	(0.2)
Translation adjustments, net of tax					8.0	8.0
Pension and postretirement benefits, net of tax					20.5	20.5
Total Comprehensive Loss						(28.5)
Balance, December 31, 2010	$13.4	$5.1	$11.0	$354.2	$51.2	$434.9
Net loss				(73.2)		(73.2)
Loss on derivatives, net of tax					(26.1)	(26.1)
Translation adjustments, net of tax					(26.9)	(26.9)
Pension and postretirement benefits, net of tax					(22.8)	(22.8)
Total Comprehensive Loss						(149.0)
Balance, December 31, 2011	$13.4	$5.1	$11.0	$281.0	$(24.6)	$285.9
Net income				22.6		22.6
Gain on derivatives, net of tax					12.0	12.0
Translation adjustments, net of tax					(12.6)	(12.6)
Pension and postretirement benefits, net of tax					(49.5)	(49.5)
Total Comprehensive Loss						(27.5)
Balance, December 31, 2012	$13.4	$5.1	$11.0	$303.6	$(74.7)	$258.4
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Accounting Policies
Business Description – Tecumseh Products Company (the “Company”, "we", "us" or "our") is a global manufacturer of hermetically sealed compressors for (i) commercial refrigeration applications, including walk-in coolers and freezers, ice makers, dehumidifiers, water coolers, food service equipment and refrigerated display cases and vending machines; (ii) household refrigerator and freezer applications; and (iii) residential and specialty air conditioning and heat pump applications, including window air conditioners, packaged terminal air conditioners and recreational vehicle and mobile air conditioners.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and our subsidiaries. All significant intercompany transactions and balances have been eliminated from the consolidated financial statements.
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
Restricted cash and cash equivalents consist of funds utilized as cash collateral for hedging activities, funds restricted to funding our defined contribution retirement plan and funds posted as collateral for our non-U.S. letters of credit.
Cash and cash equivalents outside of North American locations amounted to $22.3 and $21.3 million at December 31, 2012 and 2011, respectively.
In the U.S., only a small portion of our cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC"). All cash that we hold in the U.S. is held at two major financial institutions. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, which are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.
Accounts Receivable – Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation.
Inventories – Inventories are valued at the lower of cost or market, on the first-in, first-out basis. Cost in inventory includes purchased parts and materials, direct labor and applied manufacturing overhead. We maintain an allowance for slow-moving inventory for items which we do not expect to sell within the next 24 months.
Property, Plant and Equipment, Net – Property, plant and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on disposition are included in operations. Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets and leasehold improvements over their estimated service lives, which generally fall within the following ranges:

Land improvements	10 years
Buildings and improvements	10-40 years
Machinery, equipment and tooling	2-10 years

Impairment of Long-Lived Assets – We review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assumptions and estimates used in the evaluation of impairment are consistent with our business plan, including current and future economic trends, the effects of new technologies and foreign currency movements, and are subject to a high degree of judgment and complexity. All of these variables ultimately affect management’s estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates, or the inability to achieve our business plan, may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.
Deposits – Our deposits primarily relate to social taxes and judicial matters and release of the monies to us depends on the outcome of these matters.
Revenue Recognition – Revenues from the sale of our products are recognized once the risk and rewards of ownership have transferred to the customers, which, in most cases, coincide with shipment of the products. For other cases involving export sales, title transfers either when the products are delivered to the port of embarkation or received at the port of the country of destination.
Income Taxes – Income taxes are accounted for using the asset and liability method. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In addition, we establish reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities.
Derivative Financial Instruments – In the normal course of business, we employ established policies and procedures to manage our exposure to changes in foreign exchange rates and commodity prices using financial instruments deemed appropriate by management. As part of our risk management strategy, we may use derivative instruments, including currency forward exchange contracts and commodity futures contracts to hedge certain foreign exchange exposures and commodity prices. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings. Derivative positions are used only to manage our underlying exposures. We do not use derivative financial instruments for speculative purposes. We formally designate and document all of our hedging relationships at the inception of the hedge as either fair value hedges or cash flow hedges, as applicable. Currently, we are primarily utilizing cash flow hedges. We document our strategy for undertaking the hedge transactions and our method of assessing ongoing effectiveness. We apply hedge accounting based upon the criteria established by United States generally accepted accounting principles ("U.S. GAAP") and record all derivative instruments at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded each period in the consolidated statements of operations or other comprehensive income (loss).
For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction affects earnings. For a derivative designated as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. We assess the effectiveness of our futures and forwards contracts using the dollar offset method and de-designate the derivative if it is determined that the derivative will no longer be highly effective at offsetting the cash flows of the hedged item. At the time a derivative is de-designated, any losses recorded in other comprehensive income are recognized in our consolidated statement of operations while gains remain in the accumulated other comprehensive income on our consolidated balance sheet until the forecasted cash flows occur. All subsequent gains and losses related to the de-designated derivatives are recognized in our consolidated statement of operations. See Note 14, “Derivative Instruments and Hedging Activities”, for a description of derivative instruments.
Product Warranty – Provision is made for the estimated cost of maintaining product warranties at the time the product is sold based upon historical claims experienced by product line. For most of our customers, warranty coverage on our compressors is provided for a period of twelve months to three years from the date of manufacture. In the U.S., for wholesale customers only, the warranty is provided for a period of up to twelve months from the date of their resale.

Self-Insured Risks – Provision is made for the estimated costs of known and anticipated claims under the deductible portions of our health, liability and workers’ compensation insurance programs.
Environmental Expenditures – Expenditures for environmental remediation are expensed or capitalized, as appropriate. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated, in accordance with U.S. GAAP. Liabilities are not discounted or reduced for possible recoveries from insurance carriers.
Earnings (Loss) Per Share – Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect that would result from the conversion of, or exercise of a right to acquire, equity securities. Diluted earnings per share are not presented because there were no outstanding rights to acquire our equity securities at December 31, 2012 and the effect in 2011 and 2010 would have been anti-dilutive.
Research, Development and Testing Expenses – Our research, development and testing expenses related to present and future products are expensed as incurred and were $15.1 million, $19.8 million, and $18.6 million in 2012, 2011 and 2010, respectively. Such expenses consist primarily of salary and material costs and are included in selling and administrative expenses.
Share-Based Compensation – We account for share-based compensation using the fair value for awards issued. See Note 10, “Share-based Compensation Arrangements” for a description of the types of awards we grant.
Reclassification - Certain reclassifications have been made to prior results to conform to classifications used at December 31, 2012. This includes $2.4 million reclassified into pension liabilities from other postretirement benefit liabilities at December 31, 2011 on our Consolidated Balance Sheets. These reclassifications have no impact on our Consolidated Statements of Operations.
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
Significant estimates and assumptions used in the preparation of the accompanying consolidated financial statements include those related to: accruals for product warranty, self-insured risks, environmental matters, pension and postretirement benefit obligations, litigation and other contingent liabilities, as well as the evaluation of long-lived asset impairments, determination of share-based compensation and the realizability of our deferred tax assets.
NOTE 2. Discontinued Operations
In 2007 and 2008, we completed the sale of the majority of our noncore businesses; however, we continue to incur legal fees, settlements and other expenses based on provisions in the purchase agreements.
For the year ended December 31, 2012, total loss from discontinued operations, net of income taxes was $0.5 million. This included $0.9 million related to environmental and legal charges and settlements, $0.8 million for an increase in anticipated claims related to workers’ compensation and product liability and $0.4 million related to our Grafton facility for operating costs, partially offset by $0.8 million of legal fee reimbursements for the Platinum lawsuit received under our Directors and Officers insurance, $0.4 million of income due to a portion of a mutual release agreement that we signed during the second quarter and $0.4 million of gain on sale of our Grafton facility. We sold our Grafton facility in the fourth quarter for net cash consideration of $0.9 million. See Note 12, “Income Taxes”, for a discussion of income taxes included in discontinued operations.
For the year ended December 31, 2011, total loss from discontinued operations, net of income taxes was $1.9 million. This included $2.0 million related to environmental and legal charges and settlements and $0.2 million related to our Grafton facility (formerly of the Engine and Power Train Group) for operating costs, partially offset by $0.3 million for a reduction in anticipated claims related to workers’ compensation and product liability. See Note 12, “Income Taxes”, for a discussion of income taxes included in discontinued operations. See Note 15, "Commitments and Contingencies", for additional information.

For the year ended December 31, 2010, total gain from discontinued operations, net of income taxes was $1.8 million, which primarily relates to a non-cash curtailment gain of $6.6 million as a result of terminating postretirement benefits for a sold business, partially offset by $1.4 million related to our Grafton and New Holstein facilities (formerly of the Engine and Power Train Group) for environmental accruals ($1.0 million) and operating costs ($0.4 million), $1.8 million for legal fees and settlements for other sold businesses, and income taxes of $1.6 million.

NOTE 3. Inventories
The components of inventories are as follows:

	December 31,
(in millions)	2012	2011
Raw materials, net of reserves	$76.6	$72.1
Work in progress	2.1	2.0
Finished goods, net of reserves	44.6	61.8
Inventories	$123.3	$135.9
Raw materials are net of a $4.2 million and $4.4 million reserve for obsolete and slow moving inventory at December 31, 2012 and December 31, 2011, respectively. Finished goods are net of a $2.7 million and $2.5 million reserve for obsolete and slow moving inventory and lower of cost or market at December 31, 2012 and 2011, respectively.
NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

	December 31,
(in millions)	2012	2011
Land and land improvements	$11.3	$13.8
Buildings	95.0	91.0
Machinery and equipment	791.3	827.7
Capital leases	2.0	—
	899.6	932.5
Less accumulated depreciation	748.0	754.6
	151.6	177.9
Construction in process	5.4	11.5
Property, plant and equipment, net	$157.0	$189.4
Depreciation expense associated with property, plant and equipment was $36.3 million, $40.5 million and $39.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
With regard to our retiree health care benefit plan, in the second quarter of 2012 we informed employees and current retirees that (1) effective May 1, 2012 we would no longer provide life insurance benefits to eligible current and future salaried retirees of the Company, (2) effective December 31, 2013, we would no longer provide pre-age 65 retiree group health care benefits to current salaried employees and current salaried retirees of the Company who could participate or who are currently participating in the Plan and (3) effective May 1, 2012, all current employees who have not satisfied the age and Company service requirements as of May 1, 2012, for eligibility and participation in the Plan providing pre-age 65 retiree group health care benefits, will no longer be eligible.
We use December 31 as the measurement date for determining pension and other postretirement benefits. Information regarding the funded status and net periodic benefit costs was reconciled to or stated as of the year ended December 31.

Amounts recognized for both pension and other postretirement benefit plans in the consolidated balance sheets and in accumulated other comprehensive income as of December 31 consist of:

	Pension Benefit		Other Benefit
(in millions)	2012	2011	2012	2011
Assets and liabilities:
Liabilities – current	$(0.8)	$(0.9)	$(0.2)	$(0.6)
Liabilities – long term	$(37.1)	$(37.5)	$—	$(4.9)
Accumulated other comprehensive income:
Prior service cost (credit)	$0.8	$0.6	$(2.1)	$(42.3)
Net actuarial loss (gain)	$41.7	$45.4	$(12.8)	$(26.0)
The estimated net actuarial loss (gain) and prior service cost (credit) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next twelve months are $2.7 million and ($0.2) million, respectively. The estimated net actuarial gain and prior service credit for the other defined benefit postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next twelve months is ($12.8) million and ($2.1) million, respectively.
In the fourth quarter of 2012, based on a detailed review of the provisions of our defined benefit plans in India, we have reclassified these plans from other postretirement benefit plans to pension benefit plans. We have reclassified the disclosures related to these plans for 2011 accordingly, to conform to classifications used at December 31, 2012. See Note 1, "Accounting Policies", for a discussion of the impact of this reclassification on our financial statements.
The following table provides a reconciliation of the changes in the pension and postretirement plan benefit obligations and fair value of plan assets for 2012 and 2011:

	Pension Benefit		Other Benefit
(in millions)	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of period	$182.3	$164.9	$5.2	$9.0
Service cost	2.4	2.2	—	0.1
Interest cost	7.2	8.3	0.1	0.4
Plan amendments	—	0.2	(3.5)	(1.2)
Actuarial loss (gain)	4.9	18.7	(0.3)	(2.7)
Benefit payments	(11.0)	(11.4)	(0.4)	(0.4)
Special termination benefits	0.2	0.4	—	—
Settlements	—	—	(0.9)	—
Effect of changes in exchange rate	0.5	(1.0)	—	—
Benefit obligation at measurement date	$186.5	$182.3	$0.2	$5.2

Change in plan assets
Fair value at beginning of period	$144.2	$145.8	$—	$—
Actual return on plan assets	14.0	9.0	—	—
Employer contributions	1.3	0.7	0.4	—
Benefit payments	(11.0)	(10.9)	(0.4)	—
Effect of changes in exchange rate	—	(0.4)	—	—
Fair value at measurement date	$148.5	$144.2	$—	$—
The changes in benefit obligation due to the "Plan amendments" of $3.5 million and "Settlements" of $0.9 million in 2012 are related to termination of our postretirement benefits in the second quarter of 2012. The related balance was also reversed from "Accumulated Other Comprehensive Income" ("AOCI"), resulting in a total non-cash gain of $45.0 million on our Consolidated Statement of Operations. Due to the negative plan amendment, described in clause (2) of the second paragraph of this note above, we will record increased amortization of net gains until December 31, 2013.
"Plan amendments" of $1.2 million in 2011, included in “Other Benefit” were due to the elimination of medical coverage for retirees over 65 and eligible for Medicare.

The accumulated benefit obligation for all defined benefit pension plans was $177.4 million and $176.2 million at December 31, 2012 and 2011, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in millions)	2012	2011
Projected benefit obligation	$184.2	$180.8
Accumulated benefit obligation	$175.9	$175.4
Fair value of plan assets	$146.9	$142.9
Information for pension plans with a projected benefit obligation in excess of plan assets:

	December 31,
(in millions)	2012	2011
Projected benefit obligation	$186.5	$182.3
Accumulated benefit obligation	$177.4	$176.2
Fair value of plan assets	$148.5	$144.2
Components of net periodic expense (benefit) during the year:

	Pension Benefits		Other Benefits
(in millions)	2012	2011	2012	2011
Service cost	$2.4	$2.2	$—	$0.1
Interest cost	7.2	8.3	0.1	0.4
Expected return on plan assets	(8.4)	(8.0)	—	—
Amortization of net loss (gain)	3.0	1.5	(9.2)	(2.3)
Amortization of unrecognized prior service costs	(0.2)	(0.3)	(3.9)	(7.2)
Curtailment and settlement gain	—	—	(45.0)	—
Net periodic expense (benefit)	$4.0	$3.7	$(58.0)	$(9.0)
Additional Information
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31;

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
U.S.-Based Plans:
Discount rate	3.75%	4.00%	0.50%	4.00%
Rate of compensation increase	3.50%	4.25%	N/A	N/A
Europe-Based Plans:
Discount rate	2.75%	3.80%	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A
India-Based Plans:
Discount rate	8.25%	8.60%	N/A	N/A
Rate of compensation increase	6.00%	6.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
U.S.-Based Plans:
Discount rate	4.00%	5.25%	4.00%	5.25%
Expected long-term return on plan assets	6.00%	5.90%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A
Europe-Based Plans:
Discount rate	3.80%	3.80%	N/A	N/A
Expected long-term return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A
India-Based Plans:
Discount rate	8.60%	8.60%	N/A	N/A
Expected long-term return on plan assets	9.40%	9.40%	N/A	N/A
Rate of compensation increase	6.00%	6.00%	N/A	N/A

The expected long-term return on assets was determined for each class of assets in which the plan is invested based on consultation with the company's investment advisers. That information is combined with the target asset allocation, where applicable, to determine our best estimate of future returns.
Assumed health care cost trend rates, at December 31, 2012 and 2011:

	2012	2011
Health care cost trend rate assumed for next year	N/A	8.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	5.0%
Year that the rate reaches the ultimate trend rate	N/A	2019

Plan Assets
Our primary investment objectives are 1) preservation of principal, 2) minimizing the volatility of our assets and liabilities from changes in interest rates and market conditions, and 3) providing liquidity to meet benefit payments and expenses. Our portfolio consists of fixed income obligations rated investment grade, i.e. “Baa3/BBB” or better by Moody’s or Standard & Poor’s, respectively, and international and domestic equities.

The following tables provide pension plan assets based on nature and risks as of December 31, 2012 and 2011 (See Note 13, “Fair Value Measurements”, for additional information):

	Plan Assets at
(in millions)	Total Fair Value Measurement at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2.4	$2.4	$—	$—
Mutual Funds:
U.S. large cap	17.3	17.3	—	—
U.S. small cap	11.8	11.8	—	—
International growth	14.8	14.8	—	—
Fixed Income Securities:
Corporate bonds	78.5	—	78.5	—
U.S. Treasury and Government bonds	13.1	13.1	—	—
U.S. state and political subdivision bonds	3.8	—	3.8	—
Other fixed income securities	4.4	—	4.4	—
Other:
India Government backed funds	2.4	2.4	—	—
Total	$148.5	$61.8	$86.7	$—

	Plan Assets at
(in millions)	Total Fair Value Measurement at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$21.7	$21.7	$—	$—
Mutual Funds:
U.S. large cap	11.1	11.1	—	—
U.S. small cap	3.7	3.7	—	—
International growth	3.1	3.1	—	—
Fixed Income Securities:
Corporate bonds	71.7	—	71.7	—
U.S. Treasuries and Government bonds	22.8	22.8	—	—
U.S. state and political subdivision bonds	3.3	—	3.3	—
Other fixed income securities	4.7	—	4.7	—
Other:
India Government backed funds	2.1	2.1	—	—
Total	$144.2	$64.5	$79.7	$—

We expect to make contributions of $0.2 million to our pension plans in 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions) Year	Projected Benefit Payments from Pension Plans	Projected Benefit Payments From Postretirement Medical And Life Insurance Plans
2013	$10.5	$0.2
2014	$10.7	$—
2015	$12.1	$—
2016	$11.4	$—
2017	$11.6	$—
Aggregate for 2018-2022	$63.4	$—
Defined Contribution Plan
We have a defined contribution retirement plan that covers substantially all domestic employees. The expense for this plan was $2.4 million, $2.5 million and $2.3 million in 2012, 2011 and 2010, respectively. Contributions were 100% funded from the proceeds obtained from the reversion of our former Salaried pension plan.
NOTE 6. Recoverable Non-Income Taxes
We pay various value-added taxes in jurisdictions outside of the United States. These include taxes levied on material purchases, fixed asset purchases and various social taxes. The majority of these taxes are creditable when goods are sold to customers domestically or against income taxes due. Since the taxes are recoverable upon completion of these procedures, they are recorded as assets upon payment of the taxes.
In Brazil, historically such taxes were credited against income taxes. However, with reduced profitability, we instead sought these refunds via alternate proceedings. In India, we participate in a number of government sponsored tax incentive programs, which result in refundable non-income taxes.
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at December 31, 2012 and 2011:

	December 31,
(in millions)	2012	2011
Brazil	$32.5	$35.8
India	6.1	8.0
Europe	0.8	0.7
Mexico	0.1	—
Total recoverable non-income taxes	$39.5	$44.5
At December 31, 2012, a receivable of $20.7 million was included in current assets and $18.8 million was included in non-current assets and is expected to be recovered through 2014. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
NOTE 7. Warranties
Reserves are recorded on the consolidated balance sheet to reflect our contractual liabilities relating to warranty commitments to customers. Historically, estimates of warranty commitments have not differed materially from actual results; however, unanticipated product quality issues could result in material changes to estimates in future periods.

Changes in the carrying amount and accrued product warranty costs for the years ended December 31, 2012, 2011 and 2010 are summarized as follows:

(in millions)
Balance at January 1, 2010	$5.1
Settlements of warranty claims (in cash or in kind)	(6.3)
Current year accruals for warranties	6.8
Adjustments to preexisting warranties	0.4
Effect of foreign currency translation	(0.1)
Balance at December 31, 2010	$5.9
Settlements of warranty claims (in cash or in kind)	(5.6)
Current year accruals for warranties	6.5
Effect of foreign currency translation	(0.3)
Balance at December 31, 2011	$6.5
Settlements of warranty claims (in cash or in kind)	(6.3)
Current year accruals for warranties	6.5
Effect of foreign currency translation	(0.1)
Balance at December 31, 2012	$6.6
Warranty expense was $6.4 million, $6.2 million and $7.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, $5.8 million was included in current liabilities and $0.8 million was included in non-current liabilities. At December 31, 2011, $5.7 million was included in current liabilities and $0.8 million was included in non-current liabilities.
NOTE 8. Debt
Our debt consists of the following at December 31,

(in millions)	2012		2011
		Weighted Avg. Int. Rate		Weighted Avg. Int. Rate
Short-term debt obligations
Lines of credit	$40.0		$32.8
Revolving credit facility	10.0		10.2
Capital lease obligations	0.4		—
Other debt	0.2		—
Current maturities of long-term debt	5.0		12.1
Total short-term debt obligations	$55.6	8.9%	$55.1	8.4%
Long-term debt obligations
Lines of credit	$9.2		$16.9
Capital lease obligations	1.5		—
Other debt	0.1		—
Less: Current maturities of long-term debt	(5.0)		(12.1)
Total long-term debt obligations	$5.8	5.2%	$4.8	5.0%
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
The PNC agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level. We are in compliance with all covenants and terms of the agreement at December 31, 2012.
At December 31, 2012, our borrowings under the PNC facility totaled $10.0 million, and we have an additional $2.1 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.4 million in outstanding letters of credit. A quarterly covenant is based on our average undrawn borrowing availability and was such that the covenant did not apply. We paid $0.3 million in fees associated with the agreement in 2011, which were capitalized and will be amortized over the term of the agreement. We must also pay a facility fee of 0.375% a year on the unused portion of the facility. In the U.S., we have $0.2 million outstanding in short term borrowings related to financing some of our insurance premiums, which will be repaid over the next 4 months.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
Our European business has an overdraft line with an available balance at December 31, 2012 of $0.3 million. None of the available balance was utilized at December 31, 2012.
In Brazil, as of December 31, 2012, we have uncommitted, discretionary line of credit facilities with several local private Brazilian banks (some of which are sponsored by the Brazilian government) for an aggregate maximum of $41.4 million, subject to a borrowing base formula computed on a monthly basis. These credit facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from April 15, 2013 through January 15, 2020. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, at their discretion, whether to make new advances with respect to each draw on such facilities. There are no restrictive covenants on these credit facilities. Our borrowings under the revolving credit facilities in Brazil, at December 31, 2012, totaled $35.4 million, with an additional $6.0 million available for borrowing, based on our accounts receivable and inventory at that date.
In India, we have an aggregate maximum availability of $14.2 million in line of credit facilities which are secured by land, buildings and equipment, inventories and receivables and are subject to a borrowing base formula computed on a monthly basis. The arrangements expire at various times from April 2013 through July 2013. Historically, we have been able to renew these facilities when they expire; however, such renewal is at the discretion of the banks. Our borrowings under these facilities totaled $13.8 million, and based on our borrowing base as of December 31, 2012, we had $0.4 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets located in India.
Our consolidated borrowings totaled $61.4 million at December 31, 2012 and $59.9 million at December 31, 2011. Our weighted average interest rate for these borrowings was 8.8% for the twelve months ended December 31, 2012 and 7.9% for the twelve months ended December 31, 2011.
Scheduled maturities of debt and capital lease obligations for each of the five years subsequent to December 31, 2012 are as follows:

(in millions)
2013	$55.6
2014	2.5
2015	2.4
2016	0.4
Thereafter	0.5
Total	$61.4
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

NOTE 10. Share-Based Compensation Arrangements
We may grant stock appreciation rights ("SARs") and phantom shares under our Long-Term Incentive Cash Award Plan. As both the SARs and the phantom shares are settled in cash rather than by issuing equity instruments, we record an expense with a corresponding liability on our balance sheet. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards.
The SARs and phantom shares do not entitle recipients to receive any of our common shares, nor do they provide recipients with any voting or other shareholder rights. Similarly, since the awards are not paid out in the form of equity, they do not change the number of shares we have available for any future equity compensation we may elect to grant, and they do not dilute existing shareholders' ownership of the Company. However, because the value of the awards is based on the value of our Class A common stock, we believe they align employee and shareholder interests, and provide retention benefits in much the same way as would stock options and restricted stock awards.
Prior to March 7, 2011, two types of incentives were awarded, SARs and non-performance based phantom shares. SARs and non-performance phantom shares were generally granted to key employees in the first quarter of each year and vested one-third each year over a three year period. SARs were granted with an exercise price equal to the closing price of our common stock on the date of the grant, as reported by the NASDAQ Stock Market and expire seven years after their grant date.
In 2011, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. The threshold level of performance necessary for any performance based phantom shares to be issued was not achieved for the twelve months ended December 31, 2011, therefore we did not record any expense in 2011 for these performance based phantom shares.
On March 2, 2012, we granted performance phantom shares to make our annual equity incentives reflect our performance during the year. The actual phantom share award amounts for 2012 were determined based on a specified performance target by location with respect to performance in 2012 and 25% of the potential awards were determined at the discretion of our Board of Directors. For the year ended December 31, 2012, we achieved our target performance specified in some of our awards (including to our executives), but were below our target performance specified in other awards and the Board of Directors granted the full discretionary awards to some of the participants (including our executives), but less or zero to others.
Total compensation expense (income) related to this plan for the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $(1.6) million and $1.5 million, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized compensation liability as calculated at December 31, 2012 and 2011 was $0.8 million and $0.1 million, respectively. Total cash paid under this plan for the years ended December 31, 2012 and 2011 was $0.1 million and $0.9 million, respectively.
A summary of activity under the plans during 2012 is as follows:

SARs:	Number of awards	Weighted average exercise price per share
Outstanding at January 1, 2012	108,794	$10.89
Granted	—	$—
Exercised	—	$—
Forfeited	(8,255)	$15.42
Outstanding at December 31, 2012	100,539	$11.14

Phantom Shares: *	Number of awards	Weighted average grant date value per share
Outstanding at January 1, 2012	79,101	$9.31
Granted	435,866	$4.73
Vested	(24,864)	$9.88
Forfeited	(2,433)	$12.86
Outstanding at December 31, 2012	487,670	$5.67
* Includes both non-performance and performance based shares.

The initial value of the phantom shares is based on the closing price of our Class A common stock as of the grant date. The initial value of the SARs, which are the economic equivalent of options, is based on a Black-Scholes model as of the grant date.

Our liability with regard to these awards is re-measured in each quarterly reporting period. The fair value of the phantom shares is based on the closing stock price on our Class A common stock on the last day of the period. At December 31, 2012 and December 31, 2011, the closing stock price on our Class A common stock was $4.62 and $4.70 respectively.
We measure the fair value of each SAR based on the closing stock price of Class A common stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of December 31, 2012, 2011 and 2010 using the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.27%-0.52%	0.4%-0.83%	1.65%-2.39%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	2.2-4.0 years	3.2-5.0 years	4.2-6.0 years
Volatility	63.63%	80.66%	85.95%
In addition to the awards to our employees, we grant deferred stock units ("DSUs") to our non-employee directors under our Outside Directors' Deferred Stock Unit Plan. These awards are fully vested when made. We measure the fair value of outstanding DSUs based upon the closing stock price of our Class A common stock on the last day of the reporting period. We pay out the DSUs to a director after the earlier of a Company Change in Control, as defined in the plan, or the date when he or she ceases to be a non-employee director for any reason. Since the DSUs are settled in cash rather than by issuing equity instruments, we record an expense with a corresponding liability on our balance sheet. We recorded a liability of $0.6 million and $0.1 million as of December 31, 2012 and December 31, 2011, respectively.

NOTE 11. Impairments, Restructuring Charges and Other Items
The charges (gains) recorded as impairments, restructuring charges, and other items are as follows:

	For the years ended December 31,
(in millions)	2012	2011	2010
Severance, restructuring costs, and special termination benefits	$3.8	$8.0	$2.5
Impairment of investment and assets	—	0.4	0.4
Environmental reserve for sold building	0.6	0.1	1.2
Legal settlement	—	—	7.3
Curtailment and settlement gain on postretirement benefits	(45.0)	—	(0.4)
Refund of settlement notice and administrative costs	(0.1)	—	—
Moving costs	0.1	—	—
Settlement loss on hourly pension plan reversion	—	—	29.4
Tax expense on proceeds from hourly retirement plan reversion	—	—	10.9
Final settlement of previously terminated salary retirement plan, net of excise tax	—	—	(1.0)
Total impairments, restructuring charges, and other items	$(40.6)	$8.5	$50.3
2012
Operating income included $40.6 million of income from impairments, restructuring charges and other items in 2012. This included $3.8 million related to severance associated with a reduction in force at our Brazilian ($2.6 million), North American ($0.3 million), French ($0.6 million) and Corporate ($0.3 million) locations, postretirement curtailment gains of $45.0 million (see Note 5, "Pension and Other Postretirement Benefit Plans", for additional information), an increase of $0.6 million for additional estimated environmental costs associated with the remediation activities at our former Tecumseh, Michigan facility, income of $0.1 million related to a refund of notice and administrative costs related to the antitrust investigation settlement agreement which we entered in October, 2012 (see Note 15, "Commitments and Contingencies", for additional information) and $0.1 million of costs related to relocation of our corporate office.

2011
Operating net loss included $8.5 million of impairments, restructuring charges and other items in 2011. This included $8.0 million related to severance associated with a reduction in force at our Brazilian ($4.1 million), North American ($0.1 million), French ($0.2 million), Indian ($0.1 million) and Corporate ($3.5 million) locations, an increase of $0.1 million for additional estimated environmental costs associated with the remediation activities at our former Tecumseh, Michigan facility and an impairment of asset for $0.4 million. On March 7, 2011, our President and Chief Executive Officer and our Board of Directors mutually determined to separate our President and Chief Executive Officer’s employment with us after a transition period. The $3.5 million severance associated with a reduction in force at our Corporate location includes $1.35 million relating to our former President and Chief Executive Officer’s separation.
2010
Operating net loss included $50.3 million of impairments, restructuring charges and other items in 2010. This included a legal settlement of $7.3 million, an environmental reserve increase of $1.2 million, a curtailment gain of $0.4 million, the $40.3 million of non-cash settlement charges and excise tax related to the reversion of our hourly pension plan, a $0.4 million impairment of an investment, and severance payments associated with a reduction in force at our Brazilian ($0.7 million), Indian ($0.1 million) and Corporate ($1.7 million) locations. In addition, a final settlement gain of $1.0 million, net of excise tax, was received in February 2010 from our previous salaried pension plan that was terminated in 2008.
The following table reconciles cash activities for the years ended December 31, 2012 and 2011 for accrued impairments, restructuring charges and other items:

(in millions)	Severance	Other	Total
Balance at January 1, 2011	$0.6	$2.4	$3.0
Accruals	8.0	0.1	8.1
Payments	(8.5)	(0.7)	(9.2)
Balance at December 31, 2011	$0.1	$1.8	$1.9
Accruals	3.8	0.6	4.4
Payments	(3.8)	(0.9)	(4.7)
Balance at December 31, 2012	$0.1	$1.5	$1.6
The accrued severance balance at December 31, 2012 includes $0.1 million of accrued severance payments to be made related to our European reduction in force and is expected to be settled in 2013. The environmental reserve balance at December 31, 2012, included in other, represents the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility, and is expected to be paid over the next 18 to 24 months.
NOTE 12. Income Taxes
Consolidated income (loss) from continuing operations before taxes consists of the following:

(in millions)	2012	2011	2010
U.S.	$45.5	$(22.4)	$(73.6)
Foreign	(32.6)	(49.8)	(1.6)
	$12.9	$(72.2)	$(75.2)

Provision for (benefit from) income taxes from continuing operations consists of the following:

(in millions)	2012	2011	2010
Current:
U.S. federal	$(4.6)	$(1.2)	$(1.2)
State and local	(0.1)	0.1	0.1
Foreign income and withholding taxes	(0.6)	0.1	(0.3)
	$(5.3)	$(1.0)	$(1.4)
Deferred:
U.S. federal	(4.8)	—	(15.1)
State and local	—	—	—
Foreign	(0.1)	0.1	(0.1)
	(4.9)	0.1	(15.2)
Benefit from income taxes from continuing operations	$(10.2)	$(0.9)	$(16.6)

A reconciliation between the actual income tax expense (benefit) provided and the income tax expense (benefit) computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

(in millions)	2012	2011	2010
Income taxes expense (benefit) at U.S. statutory rate	$4.5	$(25.3)	$(27.5)
State and local income taxes	(0.1)	0.1	0.1
Foreign tax rate differential	0.2	0.4	(0.1)
Valuation allowance	(88.7)	25.7	9.9
Capital loss expiration	68.5	—	—
Intraperiod allocation	(4.8)	—	3.9
Release of uncertain tax positions	(4.5)	—	—
Tax refunds	(1.0)	(1.7)	(1.2)
Deemed foreign dividend	15.7	—	—
Other	—	(0.1)	(1.7)
	$(10.2)	$(0.9)	$(16.6)
Deferred income taxes reflect the effect of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Provisions are also made for estimated taxes which may be incurred on the remittance of subsidiaries’ undistributed earnings, none of which are deemed to be permanently reinvested.

Significant components of our deferred tax assets and liabilities as of December 31 were as follows:

(in millions)	2012	2011
Deferred tax assets:
Other postretirement liabilities	$5.6	$26.6
Product warranty and self-insured risks	2.7	2.8
Tax carry forwards	305.2	393.6
Other accruals and miscellaneous	26.9	14.1
Subtotal	340.4	437.1
Valuation allowance	(307.3)	(395.8)
Total deferred tax assets	$33.1	$41.3
Deferred tax liabilities:
Property, plant & equipment	$14.0	$21.0
Pension	13.9	15.5
Unrealized gains on securities	1.6	3.4
Other	3.5	1.3
Total deferred tax liabilities	33.0	41.2
Net deferred tax assets	$0.1	$0.1

Deferred tax detail included in the consolidated balance sheet at December 31, are as follows:

(in millions)	2012	2011
Deferred tax assets	$0.3	$0.1
Deferred tax liabilities	0.2	—
Total	$0.1	$0.1

At December 31, 2012, we had the following tax carry forwards:

(in millions)	Amounts	Expiration
U.S. Federal Net Operating Loss	$183.8	2028 to 2032
U.S. State Net Operating Loss	14.8	2016 to 2031
Foreign Net Operating Losses	60.4	Unlimited
U.S. Tax Credits	45.9	2013 to 2030
U.S. Alternative Minimum Tax Credit	0.3	Unlimited
Total operating loss and tax credit carry forwards	$305.2
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
The receipt of $54.5 million in gross proceeds from the reversion of the hourly retirement plan in 2010 generated a tax gain that was fully offset for federal tax purposes by our NOL carry forwards.
Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. All available evidence, both positive and negative using a more likely than not standard, is considered to determine if valuation allowances should be established against deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry forward periods, previous experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2012. This objective negative evidence limits the ability to consider other subjective evidence such as our projections for future growth.

Based on this assessment, full valuation allowances have been recorded against our net deferred tax assets for all tax jurisdictions in which we believe it is more likely than not that the deferred taxes will not be realized. Full valuation allowances were recorded for all of our tax jurisdictions except for Mexico and Malaysia. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.
At December 31, 2012 we did not have any unrecognized tax benefits. At December 31, 2011, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances was $5.5 million.
We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2012 and 2011, we had no accrued interest and penalties.

The following reconciliation illustrates the unrecognized tax benefits for the years ended December 31:

(in millions)	2012	2011
Unrecognized tax benefits – beginning of period	$5.5	$5.5
Settlements	(5.5)	—
Unrecognized tax benefits – end of period	$—	$5.5
We file U.S., state and foreign income tax returns in jurisdictions with varying statues of limitations. We have open tax years from 2005 to 2011 with various significant taxing jurisdictions including the U.S., Canada, France and Brazil. In the U.S., our federal income tax returns through 2005 have been examined by the Internal Revenue Service.
As a result of a U.S. income tax refund, a tax benefit was recognized in the second quarter of 2012. Management is not aware of any uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset for disclosure in the financial statements.
NOTE 13. Fair Value Measurements
We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosure. We categorize assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are as follows:
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
Foreign currency and commodity derivative contracts
Derivative instruments recognized on our balance sheet consist of foreign currency forward exchange contracts and commodity futures contracts. These contracts are recognized at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates and are recorded on our consolidated balance sheet as part of current assets and liabilities under the heading “Fair value of derivatives.” We classify our derivative instruments as Level 2.

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$0.4	$—	$0.4	$—
Foreign currency derivatives	0.3	—	0.3	—
Balance as of December 31, 2012	$0.7	$—	$0.7	$—
Liabilities:
Foreign currency derivatives	(0.9)	—	(0.9)	—
Balance as of December 31, 2012	$(0.9)	$—	$(0.9)	$—
The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2011.

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$0.2	$—	$0.2	$—
Balance as of December 31, 2011	0.2	—	0.2	—
Liabilities:
Commodity futures contracts	$(3.5)	$—	$(3.5)	$—
Foreign currency derivatives	(13.1)	$—	(13.1)	$—
Balance as of December 31, 2011	$(16.6)	$—	$(16.6)	$—
NOTE 14. Derivative Instruments and Hedging Activities
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to foreign customers not denominated in the seller’s functional currency, foreign operations, and purchases from foreign suppliers. We actively manage the exposure of our foreign currency exchange rate market risk and market fluctuations in commodity prices by entering into various hedging instruments, authorized under our policies that place controls on these activities, with counterparties that are highly rated financial institutions. We are exposed to credit-related losses in the event of non-performance by these counterparties; however, our exposure is generally limited to the unrealized gains in our contracts should any of the counterparties fail to perform as contracted.
Our hedging activities primarily involve use of foreign currency forward exchange contracts and commodity futures contracts. These contracts are designated as cash flow hedges at the inception of the contract. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations and commodity price fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian Real, the Euro, and the Indian Rupee, against the U.S. Dollar. Our primary commodity risk is the price risk associated with forecasted purchases of materials used in our manufacturing process.

Cash flow hedges. We recognize all derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet and formally document relationships between cash flow hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions at the inception of the contract. This process includes linking all derivatives to the forecasted exposure, such as sales to third parties denominated in a non-local currency or a commodity purchase. For derivative instruments that are designated and qualify as a cash flow hedge, all changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in accumulated other comprehensive income (“AOCI”), until the hedged exposure affects earnings. The effective portions of gains or losses on hedging instruments are reclassified from AOCI into earnings in the same line item associated with the forecasted transaction. Gains and losses on the derivative representing either ineffective hedges or hedge components excluded from the assessment of effectiveness are recognized immediately in earnings. In either case, the derivatives affect cash flow at the time the contract is settled. The consolidated statement of operations classification of effective hedge results is the same as that of the underlying exposure. The maximum amount of time we hedge our exposure to the variability in future cash flows for forecasted trade sales and purchases is eighteen months.

We assess the effectiveness of our futures and forwards contracts using the dollar offset method and de-designate the derivative if it is determined that the derivative will no longer be highly effective at offsetting the cash flows of the hedged item. At the time a derivative is de-designated, any losses recorded in other comprehensive income are recognized in our Consolidated Statements of Operations while gains remain in AOCI on our Consolidated Balance Sheets until the forecasted cash flows occur. All subsequent gains and losses related to the de-designated derivatives are recognized in our Consolidated Statements of Operations.
The notional amount outstanding of derivative contracts designated as cash flow hedges was $50.9 million and $170.8 million at December 31, 2012 and 2011, respectively. The notional amount outstanding of de-designated derivative contracts was $20.4 million at December 31, 2012. We had no de-designated derivative contracts at December 31, 2011.
 We recognized $0.3 million of losses associated with the derivative contracts that have been de-designated during the year ended December 31, 2012. We had gains of $0.2 million in “Other comprehensive income” at December 31, 2012, for derivative contracts that have been de-designated. These gains will be recognized as the forecasted cash flows occur.
The following table presents the fair value of our derivatives designated as hedging instruments in our Consolidated Balance Sheets as of December 31, 2012 and 2011:

	Asset (Liability) Derivatives
	December 31, 2012		December 31, 2011
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Commodity futures contracts	Fair value of derivative asset	$0.3	Fair value of derivative asset	$0.2
Commodity futures contracts	Fair value of derivative liability	—	Fair value of derivative liability	(3.5)
Foreign currency derivatives	Fair value of derivative asset	0.2	Fair value of derivative asset	—
Foreign currency derivatives	Fair value of derivative liability	(0.7)	Fair value of derivative liability	(13.1)
Total		$(0.2)		$(16.4)

The following table presents the fair value of our derivatives that have been de-designated as hedging instruments in our Consolidated Balance Sheets as of December 31, 2012 and 2011:

	Asset (Liability) Derivatives
	December 31, 2012		December 31, 2011
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Commodity futures contracts	Fair value of derivative asset	$0.1	Fair value of derivative asset	$—
Commodity futures contracts	Fair value of derivative liability	—	Fair value of derivative liability	—
Foreign currency derivatives	Fair value of derivative asset	0.1	Fair value of derivative asset	—
Foreign currency derivatives	Fair value of derivative liability	(0.2)	Fair value of derivative liability	—
Total		$0.0		$—

The following table presents the impact of derivatives designated as hedging instruments on our Consolidated Statements of Operations and AOCI for our derivatives designated as cash flow hedging instruments for the years ended December 31, 2012, 2011 and 2010.

(in millions)	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Commodity	$1.3	$(4.5)	$10.4	Cost of Sales	$(2.2)	$5.8	$8.8	Cost of Sales	$—	$(1.3)	$—
Currency	1.1	(10.9)	6.6	Cost of Sales	(11.3)	6.7	7.5	Cost of Sales	—	(0.7)	—
Total	$2.4	$(15.4)	$17.0		$(13.5)	$12.5	$16.3		$—	$(2.0)	$—
As of December 31, 2012, we estimate that we will reclassify into earnings during the next twelve months approximately $0.1 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices may require us to post cash collateral with our hedge counterparties. At December 31, 2012 and December 31, 2011, we were required to post $0.6 million and $5.6 million respectively, of cash collateral on our hedges, which is recorded in “Restricted cash and cash equivalents” in our Consolidated Balance Sheets.
NOTE 15. Commitments and Contingencies
Operating leases
Future minimum lease payments under noncancelable operating leases amounted to $16.3 million at December 31, 2012 as follows:

Years ending December 31,	(in millions)
2013	$3.7
2014	$2.7
2015	$2.5
2016	$1.4
2017	$1.2
Thereafter	$4.8
Aggregate rental expense for operating leases was $7.9 million, $8.2 million, and $7.3 million for the fiscal years ended December 31, 2012,2011, and 2010, respectively.
Purchase Commitments
As of December 31, 2012, 2011 and 2010, we had $24.8 million , $13.7 million and $12.1 million respectively of non-cancelable purchase commitments with some suppliers for materials and supplies in the normal course of business.
Accounts Receivable
A portion of accounts receivable at our Brazilian subsidiary are sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $11.9 million and $10.1 million at December 31, 2012 and 2011, respectively, and the discount rate was 6.1% and 4.7% at December 31, 2012 and 2011, respectively. Under our factoring program in Europe, we may discount receivables with recourse; however, at December 31, 2012, there were no receivables sold with recourse.
Letters of credit
We issue letters of credit in the normal course of business as required by some vendor contracts and insurance policies. As of December 31, 2012 and 2011, we had $3.4 million and $3.5 million, respectively, in outstanding letters of credit in the U.S. Outside the U.S. we had $8.7 million and $9.5 million outstanding letters of credit at December 31, 2012 and 2011, respectively.

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
Canadian Horsepower label litigation
On March 19, 2010, Robert Foster and Murray Davenport filed a lawsuit under the Class Proceedings Act in the Ontario Superior Court of Justice against us and several other defendants (including Sears Canada Inc., Sears Holdings Corporation, John Deere Limited, Platinum Equity, LLC, Briggs & Stratton Corporation, Kawasaki Motors Corp., USA, MTD Products Inc., The Toro Company, American Honda Motor Co., Electrolux Home Products, Inc., Husqvarna Consumer Outdoor Products N.A., Inc. and Kohler Co.), alleging that defendants conspired to fix prices of lawn mowers and lawn mower engines in Canada, to lessen competition in lawn mowers and lawn mower engines in Canada, and to mislabel the horsepower of lawn mower engines and lawn mowers in violation of the Canadian Competition Act, civil conspiracy prohibitions and the Consumer Packaging and Labeling Act. Plaintiffs seek to represent a class of all persons in Canada who purchased, for their own use and not for resale, a lawn mower containing a gas combustible engine of 30 horsepower or less provided that either the lawn mower or the engine contained within the lawn mower was manufactured and/or sold by a defendant or their predecessors between January 1, 1994 and the date of judgment. Plaintiffs seek undetermined money damages, punitive damages, interest, costs and equitable relief. In addition, Snowstorm Acquisition Corporation and Platinum Equity, LLC, the purchasers of Tecumseh Power Company and its subsidiaries and Motoco a.s. in November 2007, have notified us that they claim indemnification with respect to this lawsuit under our Stock Purchase Agreement with them.
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
On October 15, 2012 we entered into a new settlement agreement with the direct-purchaser plaintiffs (the "Settlement Agreement"), which must be approved by the court. The Settlement Agreement was made by and between us and our subsidiaries and affiliates, and plaintiffs, both individually and on behalf of a class of persons who purchased the Covered Products in the United States, its territories and possessions, directly from a defendant. Under the terms of the Settlement Agreement, in exchange for plaintiffs' full release of all U.S. direct-purchaser claims against us relating to refrigeration compressors, we agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $150,000 for notice and administrative costs associated with administering the settlement. These costs were recorded as an expense in the second quarter ended June 30, 2010 (and paid in the third quarter of 2010) in the line item captioned "Impairments, restructuring charges, and other items". Under the original agreement, administrative costs were $250,000; however upon signing the new settlement, the difference was refunded to Tecumseh Products Company.
For the remaining indirect purchaser class actions in the U.S., a consolidated amended complaint was filed on June 30, 2010, and we filed a motion to dismiss the indirect purchaser class action on August 30, 2010. On June 7, 2012, the court partially granted a motion to dismiss the consolidated amended complaint with regard to claims for purchasers in several states in which the complaint identified no named plaintiff. Supplemental briefs on the remaining issues raised in motions to dismiss have been submitted to the court, which has not yet ruled on the issues. In Canada, the class actions are still in a preliminary stage.
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
On March 12, 2012, a proceeding was commenced by Electrolux do Brasil S.A., in the Civil Division of the State District Court in São Paulo, Brazil, against Tecumseh Do Brasil Ltda. and two other defendants, jointly and severally. The complaint alleges that Electrolux suffered damages from over pricing due to the activities of a cartel of which we and Whirlpool were members. The complaint states that the amount in controversy is Brazilian Real 1,000,000. However, Electrolux would be entitled to recover any damages it is able to prove in the proceeding, in the event that they exceed this amount. We timely filed opposition to this claim. Electroluxs' expert reports were filed for consideration by the court that states the claim is time barred due to the expiration of the applicable statute of limitations. We intend to continue to vigorously contest the claim.
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
Separately, the defendants agreed to mutual releases in exchange for the payment to us of $1.7 million in the second quarter of 2012, of which $1.3 million is recorded in “Other income, net” and $0.4 million is recorded in “(Loss) income from discontinued operations, net of tax” in our Consolidated Statements of Operations.
Environmental Matters
At December 31, 2012 and December 31, 2011 we had accrued $2.2 million and $3.6 million, respectively, for environmental remediation. Included in the December 31, 2012 balance is an accrual of $1.5 million for the remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility ("Site"). We met with the United States Environmental Protection Agency ("USEPA") in October, 2012, to discuss the overall project at the Site. Based upon this meeting and additional information that was requested by the USEPA, most of the investigation efforts are now expected to be completed in the next 12 months and most of the remediation efforts are expected to be completed in the next 18 - 24 months. The monitoring activities are anticipated to be completed by the end of 2019.
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
We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS. Remediation is expected to be completed in 2013. After the remediation is complete at the site, the natural resource trustees (Wisconsin Department of Natural Resources, U.S. Fish and Wildlife Service, and the National Oceanic and Atmospheric Administration) will have the opportunity to assess if there are any NRD. We received a letter from the State of Wisconsin Department of Justice ("WDOJ") on September 28, 2012. We were advised that the Sheboygan River Natural Resource Trustees conducted a preliminary natural resources damages assessment related to the Sheboygan River and Harbor Site, including the Kohler Landfill Supersite and the Campmarina Alternate Superfund Site. An initial meeting with the WDOJ and trustees, along with other potentially responsible parties, took place in October 2012 to discuss the next steps in the assessment process and to provide a pathway for the potentially responsible parties to participate in a formal NRD assessment at the site. The meeting was primarily informational in nature. We expect to receive a more specific proposal about the assessment process and the possibility of a consensual assessment in the next few months. At this time, we have not received a Notice of Intent to Sue or any claim or demand of any kind regarding the NRD liabilities at Sheboygan River and Harbor. We do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future claims, but the amount could be material to our financial position, consolidated results of operations and cash flows. .
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In 2010, the remainder of the work required on-site by the

WDNR was completed subject to two years of monitoring to be completed by the end of 2012. The monitoring results showed no contamination in the building except for one small area which showed values that exceeded initial values sought by the WDNR. We completed the remediation of this small area in the fourth quarter of 2010. We expect the closure of the on-site groundwater component of the investigation by the WDNR in 2013.  We now estimate that the off-site groundwater monitoring for the off-site groundwater component of the investigation will require at least two years of semi-annual monitoring, starting in April 2013, in order to demonstrate concentrations are stable and receive closure from the WDNR.
In addition to the above-mentioned sites, we are also currently participating with the USEPA and various state agencies at certain other sites to determine the nature and extent of any remedial action that may be necessary with regard to such other sites. As these matters continue toward final resolution, amounts in excess of those already provided may be necessary to discharge us from our obligations for these sites. Such amounts, depending on their amount and timing, could be material to reported net income in the particular quarter or period that they are recorded. In addition, the ultimate resolution of these matters, either individually or in the aggregate, could be material to the consolidated financial statements.
NOTE 16. Business Segments
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The accounting policies of the reportable segments are the same as those described in Note 1, “Accounting Policies”.
External customer sales by geographic area are based upon the destination of products sold. In 2012 and 2011 one household refrigeration and freezer customer accounted for 7.2% and 10.0% of our consolidated sales, respectively. Long-lived assets by geographic area are based upon the physical location of the assets.
Assets, capital expenditures and depreciation and amortization from continuing operations for the years ended December 31, were as follows:
Business Segment Information

(in millions)	2012	2011	2010
Assets:
Compressor products	$392.3	$452.1	$662.6
Corporate and consolidating items	133.5	111.1	98.7
Assets held for sale	2.1	0.5	0.5
Total assets	$527.9	$563.7	$761.8
Capital expenditures:
Compressor products	$11.9	$11.5	$6.8
Corporate and consolidating items	1.9	6.2	2.4
Total capital expenditures	$13.8	$17.7	$9.2
Depreciation and amortization:
Compressor products	$29.0	$32.6	$33.4
Corporate and consolidating items	7.4	7.9	7.0
Total depreciation and amortization	$36.4	$40.5	$40.4

Geographic Information

	For years ended December 31,
(in millions)	2012	2011	2010
Customer sales by destination:
North America
United States	$168.0	$170.6	$171.8
Other North America	18.3	19.0	25.4
Total North America	186.3	189.6	197.2
South America
Brazil	193.4	224.6	216.3
Other South America	65.9	53.1	80.9
Total South America	259.3	277.7	297.2
Europe	203.2	210.8	209.9
Asia
China	26.2	24.7	28.9
India	66.3	48.1	82.1
Other Asia	27.2	24.9	26.9
Total Asia	119.7	97.7	137.9
Middle East and Africa	86.2	88.6	91.6
Total sales	$854.7	$864.4	$933.8

	For years ended December 31,
(in millions)	2012	2011	2010
Property, plant and equipment, net:
North America	$30.2	$35.3	$39.0
Brazil	85.4	110.7	144.2
India	24.8	30.0	39.9
Europe	16.6	13.4	11.8
Total property, plant and equipment, net	$157.0	$189.4	$234.9
NOTE 17. Quarterly Financial Data – Unaudited

	Quarter
(in millions, except per share data)	First	Second	Third	Fourth	Total
2012
Net sales	$219.6	$228.1	$208.6	$198.4	$854.7
Gross profit	15.6	17.6	18.2	13.3	64.7
Net income (loss)(a)	(7.1)	44.0	(3.8)	(10.5)	22.6
Basic and diluted earnings (loss) per share	$(0.38)	$2.38	$(0.21)	$(0.57)	$1.22
2011
Net sales	$242.9	$248.8	$198.3	$174.4	$864.4
Gross profit	19.4	14.5	5.0	(1.0)	37.9
Net loss(b)	(8.4)	(8.9)	(21.8)	(34.1)	(73.2)
Basic and diluted loss per share	$(0.45)	$(0.48)	$(1.18)	$(1.85)	$(3.96)
(a) Includes curtailment gain related to termination of certain postretirement benefits for salaried employees and retirees, which resulted in a non-cash gain of $45.0 million as well as $0.1 million refund for a settlement notice and administrative costs, partially offset by $3.8 million in expense related to severance associated with reductions in work force and $0.1 million in moving costs.
(b) Includes the effects of $8.0 million in expenses related to severance associated with reductions in force, $0.1 million for additional estimated environmental reserve associated with the remediation activities at our former Tecumseh, Michigan facility and an impairment of assets for $0.4 million.

NOTE 18. New Accounting Standards
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
In October 2012, the Financial Accounting Standards Board (FASB) issued ASU No. 2012-04, Technical Corrections and Improvements. The update amends the FASB ASC for technical corrections and clarifications. The majority of the amendments are not expected to change practice, and therefore transition guidance is not provided for those amendments. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. These amendments are related to the following topics: contracts in an entity's own equity, defined contribution pension plans and health and welfare benefit plans. Management believes ASU No. 2012-04 will have no material effect on our financial statements.
In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires entities to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This information can be presented either on the face of the income statement or in the notes to financial statements. The amendments are effective for reporting periods beginning after December 15, 2012. ASU No. 2013-02 impacts presentation and disclosure only and management believes it will have no material effect on our financial statements.
NOTE 19. Subsequent Events
We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

In January 2013, our Chairman of the Board of Directors resigned. As a result of his resignation, we paid $0.2 million to settle his outstanding DSUs (see Note 10, "Share-Based Compensation Arrangements", for additional information on the DSUs).

In February 2013, a managing director of one of our locations and Management mutually determined that the managing director will separate his employment with us. A separation package of $1.2 million was negotiated and will be fully expensed in 2013.

In March 2013, our Executive Vice President, Global Sales, Marketing and Engineering resigned and entered into a General Release of All Claims with us, under which he will receive $0.1 million in exchange for releasing us from various claims. This payment will be fully expensed in 2013.

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
Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2012, our President and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. and includes policies and procedures that:
(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment, management used the framework described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Tecumseh Products Company
We have audited the internal control over financial reporting of Tecumseh Products Company, (a Michigan corporation) and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 7, 2013 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 7, 2013

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the caption “Proposal No. 1- Election of Directors – Our Nominees” and “– Qualifications of Directors and Nominees” in our definitive proxy statement relating to our 2013 annual meeting of shareholders scheduled to be held April 24, 2013 and is incorporated herein by reference. The information pertaining to executive officers required by Item 401 of Regulation S-K will be set forth under the caption “Executive Officers” in our definitive proxy statement relating to our 2013 annual meeting of shareholders scheduled to be held April 24, 2013 and is incorporated herein by reference. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to our 2013 Annual Meeting of Shareholders scheduled to be held April 24, 2013 and is incorporated herein by reference.
The information required to be reported pursuant to Item 406 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors – Code of Conduct” in our definitive proxy statement relating to our 2013 Annual Meeting of Shareholders scheduled to be held April 24, 2013 and is incorporated herein by reference. The information required to be reported pursuant to paragraphs (d)(4) and (d)(5) of Item 407 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors – Committees of the Board” and “– Audit Committee” in our definitive proxy statement relating to our 2013 annual meeting of shareholders scheduled to be held April 24, 2013 and is incorporated herein by reference. No information is required to be reported pursuant to paragraph (c)(3) of Item 407 of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be reported pursuant to Item 402 of Regulation S-K and paragraph (e)(5) of Item 407 of Regulation S-K will be set forth under the caption “Executive Compensation,” and the information required to be reported pursuant to paragraph (e)(4) of Item 407 of Regulation S-K will be set forth under the sub-caption “Compensation Committee Interlocks and Insider Participation” under the caption “Information Concerning the Board of Directors” in our definitive proxy statement relating to our 2013 annual meeting of shareholders scheduled to be held April 24, 2013 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be reported pursuant to Item 403 of Regulation S-K will be set forth under the caption “Share Ownership” in our definitive proxy statement relating to our 2013 annual meeting of shareholders scheduled to be held April 24, 2013 and is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item 407 of Regulation S-K will be set forth under the sub-captions “Board Independence,” “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” under the caption “Information Concerning the Board of Directors” in our definitive proxy statement relating to our 2013 annual meeting of shareholders scheduled to be held April 24, 2013 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be reported pursuant to Item 9(e) of Schedule 14A will be set forth under the caption “Proposal No. 2 – Ratification of Appointment of Independent Accountant - Audit and Non-Audit Fees” in our definitive proxy statement relating to our 2013 annual meeting of shareholders scheduled to be held April 24, 2013 and is incorporated herein by reference.

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

TECUMSEH PRODUCTS COMPANY

Date:	March 7, 2013	By	/s/ James J. Connor
James J. Connor
President, Chief Executive Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Office	Date of Signing

/s/ James J. Connor	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 7, 2013
James J. Connor
/s/ Janice E. Stipp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Principal Financial Officer)	March 7, 2013
Janice E. Stipp
/s/ Steven J. Lebowski	Director	March 7, 2013
Steven J. Lebowski
/s/ Zachary E. Savas	Director	March 7, 2013
Zachary E. Savas
/s/ Terence C. Seikel	Director	March 7, 2013
Terence C. Seikel
/s/ Stephanie H. Boyse	Director	March 7, 2013
Stephanie H. Boyse

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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
Amended and Restated Bylaws of Tecumseh Products Company as amended through June 29, 2010 (incorporated by reference to Exhibit 3(ii) to registrant’s Current Report on Form 8-K, dated June 29, 2010 and filed March 1, 2011, File No. 0-452)

4.1
Revolving Credit and Security Agreement, dated as of April 21, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K dated April 21, 2011 and filed April 27, 2011, File No. 0-452)

4.2
Side Letter, dated as of April 21, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K dated April 21, 2011 and filed April 27, 2011, File No. 0-452)

4.3
Amendment No. 1 to Revolving Credit and Security Agreement, dated as of December 30, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 4.4 to registrant's Annual Report on Form 10-K for the year ended December 31, 2011)

Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Securities and Exchange Commission upon request.

10.1
Annual Incentive Plan adopted December 17, 2007 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K For the year ended December 31, 2007, File No. 0-452)

10.2
Long-Term Term Incentive Cash Award Plan adopted March 4, 2008 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.3
Form of Award Agreement (Phantom Shares) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.4
Form of Award Agreement (SARs) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.5
Form of Award Agreement (Phantom Shares and Cash Performance Award) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated March 7, 2011 and filed March 11, 2011, File No. 0-452)

10.6
Form of Award Agreement (Phantom Shares and Cash Performance Award) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated March 2, 2012 and filed March 8, 2012, File No. 0-452)

10.7
Amended and Restated Outside Directors’ Deferred Stock Unit Plan adopted December 14, 2010 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-452)

10.8
Description of Standard Director Compensation Arrangements (management contract or compensatory plan or arrangement) (incorporated by reference to the description under the caption “Executive Compensation – Director Compensation” in registrant’s definitive proxy statement relating to its 2012 annual meeting of shareholders held April 25, 2012, File No. 0-452)

10.9
General Release of All Claims, dated as of May 4, 2011 between Tecumseh Products Company and James E. Wainright (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registran's Current Report on Form 8-K dated May 4, 2011 and filed May 10, 2011, File No. 0-452)

10.10
Janice E. Stipp Offer Letter dated October 10, 2011 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.2 to registrant's Current Report on Form 8-K dated October 17, 2011 and filed October 18, 2011, File No. 0-452)

10.11
Liability Transfer and Assumption Agreement for Sheboygan River and Harbor Superfund Site dated March 25, 2003, by and between Tecumseh Products Company and Pollution Risk Services, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 9, 2003, File No. 0-452)

10.12
Consent Order entered into on December 9, 2004 with Wisconsin Department of Natural Resources and TRC Companies, Inc. (incorporated by reference to Exhibit 10.26 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.13
Exit Strategy Agreement dated December 29, 2004 with TRC Companies, Inc. (incorporated by reference to Exhibit 10.27 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.14
Agreement with AP Services, LLC and AlixPartners, LLP dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed December 14, 2006, File No. 0-452)

10.15
First addendum dated January 19, 2007 to agreement with AP Services, LLC dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed January 25, 2007, File No. 0-452)

10.16
Registration Rights Agreement dated as of April 9, 2007, between Tecumseh Products Company and Tricap Partners II L.P. (incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed April 10, 2007, File No. 0-452)

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