Form 10-Q
period 2013-09-30
TECUMSEH PRODUCTS CO
filed 2013-11-05
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
 FORM 10-Q
________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒
As of November 4, 2013, the following shares of the registrant’s common stock were outstanding:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938

Page
PART I FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Operations (Unaudited)	Page 4
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 31
Item 4. Controls and Procedures	Page 34
PART II OTHER INFORMATION:
Item 1. Legal Proceedings	Page 36
Item 6. Exhibits	Page 36
Signatures	Page 37
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share data)	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$40.0	$55.3
Restricted cash and cash equivalents	1.8	3.7
Accounts receivable, trade, less allowance for doubtful accounts of $1.4 million in 2013 and $1.2 million in 2012	87.5	97.0
Inventories	148.0	123.3
Deferred and recoverable income taxes	1.0	0.2
Recoverable non-income taxes	14.2	20.7
Fair value of derivatives	0.6	0.7
Other current assets	19.4	16.2
Total current assets	312.5	317.1
Property, plant, and equipment, net	129.2	157.0
Deferred income taxes	0.2	0.1
Recoverable non-income taxes	23.0	18.8
Deposits	26.7	25.3
Other assets	10.4	9.6
Total assets	$502.0	$527.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$101.4	$104.0
Short-term borrowings	51.4	55.6
Accrued liabilities:
Employee compensation	29.0	24.6
Product warranty and self-insured risks	13.0	9.2
Payroll taxes	13.6	10.9
Fair value of derivatives	2.1	0.9
Other current liabilities	13.9	6.9
Total current liabilities	224.4	212.1
Long-term borrowings	6.8	5.8
Product warranty and self-insured risks	2.9	2.4
Pension liabilities	36.2	37.1
Other liabilities	18.1	12.1
Total liabilities	288.4	269.5
Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2013 and 2012	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2013 and 2012	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	283.2	303.6
Accumulated other comprehensive loss	(99.1)	(74.7)
Total stockholders’ equity	213.6	258.4
Total liabilities and stockholders’ equity	$502.0	$527.9
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except share and per share data)	2013	2012	2013	2012
Net sales	$194.4	$208.6	$629.6	$656.3
Cost of sales	(170.4)	(190.4)	(564.3)	(604.9)
Gross profit	24.0	18.2	65.3	51.4
Selling and administrative expenses	(23.6)	(25.6)	(81.0)	(81.4)
Other income (expense), net	3.6	4.7	15.8	18.6
Impairments, restructuring charges, and other items	(7.4)	(0.6)	(12.8)	42.4
Operating (loss) income	(3.4)	(3.3)	(12.7)	31.0
Interest expense	(2.2)	(2.5)	(6.8)	(7.9)
Interest income	0.3	0.3	1.0	2.8
(Loss) income from continuing operations before taxes	(5.3)	(5.5)	(18.5)	25.9
Tax (expense) benefit	(0.1)	1.6	(0.4)	7.2
(Loss) income from continuing operations	(5.4)	(3.9)	(18.9)	33.1
(Loss) income from discontinued operations, net of tax	(0.3)	0.1	(1.5)	—
Net (loss) income	$(5.7)	$(3.8)	$(20.4)	$33.1
Basic and Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.29)	$(0.22)	$(1.02)	$1.79
(Loss) income from discontinued operations	(0.01)	0.01	(0.08)	—
Net (loss) income per share	$(0.30)	$(0.21)	$(1.10)	$1.79
Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480
Cash dividends declared per share	$—	$—	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Net (loss) income	$(5.7)	$(3.8)	$(20.4)	$33.1
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(1.7)	0.8	(15.8)	(11.8)
Pension and postretirement benefits:
Prior service credit	(0.7)	(0.6)	(1.8)	(3.4)
Net actuarial (gain)	(2.5)	(2.4)	(7.5)	(4.0)
Reclassification of prior service credit	—	—	—	(40.5)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	0.6	0.8	(0.6)	2.8
Reclassification adjustment for losses on cash flow hedges included in net (loss) income	0.2	3.7	0.3	10.8
Other comprehensive (loss) income, before tax	(4.1)	2.3	(25.4)	(46.1)
Tax attributes of items in other comprehensive (loss) income:
Unrealized gain (loss) on cash flow hedges, tax impact	1.0	(0.2)	2.0	2.8
Reclassification adjustment for (gains) on cash flow hedges included in net (loss) income, tax impact	(0.9)	(1.0)	(1.0)	(4.1)
Other comprehensive income (loss), tax	0.1	(1.2)	1.0	(1.3)
Total other comprehensive (loss) income, net of tax	(4.0)	1.1	(24.4)	(47.4)
Total comprehensive loss	$(9.7)	$(2.7)	$(44.8)	$(14.3)
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2013	2012
Cash Flows from Operating Activities:
Net (loss) income	$(20.4)	$33.1
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	26.9	27.4
Non-cash employee retirement benefits	(9.2)	(6.4)
Non-cash postretirement benefits curtailment gain	—	(45.0)
Deferred income taxes	(0.2)	(1.1)
Share-based compensation	0.8	0.1
(Gain) loss on disposal of property and equipment	(0.1)	0.1
Changes in operating assets and liabilities:
Accounts receivable	5.7	(14.8)
Inventories	(29.6)	(2.7)
Payables and accrued expenses	24.0	17.1
Employee retirement benefits	(1.1)	(0.7)
Recoverable non-income taxes	(1.4)	2.2
Other	(5.1)	(5.0)
Cash (used in) provided by operating activities	(9.7)	4.3
Cash Flows from Investing Activities:
Capital expenditures	(8.2)	(10.9)
Change in restricted cash and cash equivalents	1.9	6.4
Proceeds from sale of assets	0.2	0.1
Cash used in investing activities	(6.1)	(4.4)
Cash Flows from Financing Activities:
Borrowings of long-term debt	4.0	2.7
Payments of long-term debt	(2.9)	(4.6)
Payments on capital leases	(0.3)	—
Other (repayments) borrowings, net	(0.7)	6.1
Cash provided by financing activities	0.1	4.2
Effect of exchange rate changes on cash	0.4	(0.5)
(Decrease) increase in cash and cash equivalents	(15.3)	3.6
Cash and Cash Equivalents:
Beginning of Period	55.3	49.6
End of Period	$40.0	$53.2
Supplemental Schedule of Non-cash Investing and Financing Activities:
Cash paid for interest	$6.7	$7.2
Cash paid for taxes	$1.2	$0.6
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
For the quarter ended September 30, 2013, total loss from discontinued operations net of income taxes was $0.3 million. This included $0.2 million for anticipated claims related to workers’ compensation and product liability and $0.1 million of legal and environmental charges. (See Note 11, “Income Taxes”, for additional information.)
For the quarter ended September 30, 2012, total income from discontinued operations net of income taxes was $0.1 million. This included income of $0.2 million for reduction in anticipated environmental and legal charges and settlements, partially offset by $0.1 million of operating expenses for our Grafton facility, which was sold in December 2012.
For the nine months ended September 30, 2013, total loss from discontinued operations net of income taxes was $1.5 million. This included $1.0 million for anticipated claims related to workers' compensation and product liability and $0.5 million of legal and environmental charges.
For the nine months ended September 30, 2012, total loss from discontinued operations net of income taxes was netted to zero. This included a $0.2 million increase in anticipated claims related to workers' compensation and product liability, $0.7 million related to environmental and legal charges and settlements, and $0.3 million in operating costs for our Grafton facility, which was sold in December 2012. These costs were offset by income of $0.8 million due to legal fee reimbursements for the Platinum lawsuit received under our Directors and Officers insurance and $0.4 million of income due to a portion of a mutual release agreement that we signed during the second quarter of 2012.

NOTE 3. Inventories
The components of inventories are as follows:

(in millions)	September 30, 2013	December 31, 2012
Raw materials, net of reserves	$81.3	$76.6
Work in progress	1.5	2.1
Finished goods, net of reserves	65.2	44.6
Inventories	$148.0	$123.3
Raw materials are net of a $4.9 million and $4.2 million reserve for obsolete and slow moving inventory at September 30, 2013 and December 31, 2012, respectively. Finished goods are net of a $2.0 million and $2.7 million reserve for obsolete and slow moving inventory and lower of cost or market at September 30, 2013 and December 31, 2012, respectively.

NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

(in millions)	September 30, 2013	December 31, 2012
Land and land improvements	$10.5	$11.3
Buildings	93.6	95.0
Machinery and equipment	736.5	791.3
Capital leases	2.0	2.0
Construction in process	4.7	5.4
Property, plant and equipment, gross	847.3	905.0
Less accumulated depreciation	718.1	748.0
Property, plant and equipment, net	$129.2	$157.0
Depreciation expense associated with property, plant and equipment was $8.6 million and $8.7 million for the three months ended September 30, 2013, and 2012, and $26.9 million and $27.3 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5. Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic expense (benefit) of the Company’s Pension and Other Postretirement plans:

	Pension Benefits		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2013	2012	2013	2012
Service cost	$0.6	$0.5	$—	$—
Interest cost	1.7	1.8	—	—
Expected return on plan assets	(2.2)	(2.2)	—	—
Amortization of net loss (gain)	0.6	0.9	(3.2)	(3.1)
Amortization of prior service (credit)	—	—	(0.5)	(0.6)
Curtailment (gain)	—	—	—	—
Net periodic expense (benefit)	$0.7	$1.0	$(3.7)	$(3.7)

	Pension Benefits		Other Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Service cost	$1.7	$1.7	$—	$—
Interest cost	5.1	5.5	—	0.1
Expected return on plan assets	(6.5)	(6.4)	—	—
Amortization of net loss (gain)	2.0	2.5	(9.6)	(6.1)
Amortization of prior service (credit)	(0.1)	(0.1)	(1.5)	(3.4)
Curtailment (gain)	—	—	—	(45.0)
Net periodic expense (benefit)	$2.2	$3.2	$(11.1)	$(54.4)
We amended and curtailed our retiree health care benefit plan in the second quarter of 2012, which resulted in a non-cash gain of $45.0 million primarily as a result of reversals of accrued liabilities and the related balance in "Accumulated Other Comprehensive Income" ("AOCI"), related to these terminated benefits. Due to the negative plan amendment, we recorded and will continue to record increased amortization of net gains until December 31, 2013.
Based on a detailed review of the provisions of our defined benefit plan in India in the fourth quarter of 2012, we reclassified this plan from other postretirement benefit plans to pension benefit plans. We have reclassified the disclosures in the above tables for the three and nine months ended September 30, 2012, to conform to classifications used at September 30, 2013. The total net periodic expense reclassified from other postretirement benefit plans to pension benefit plans was $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively. This reclassification had no impact on our Consolidated Balance Sheets or Consolidated Statements of Operations.
We have a defined contribution retirement plan that covers substantially all domestic employees. The expense for this plan was $0.5 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively and $1.8 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan.

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

Following is a summary of the recoverable non-income taxes recorded on our balance sheet at September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
Brazil	$28.3	$32.5
India	8.0	6.1
Europe	0.9	0.8
Mexico	—	0.1
Total recoverable non-income taxes	$37.2	$39.5
At September 30, 2013, a receivable of $14.2 million was included in current assets and $23.0 million was included in non-current assets and is expected to be recovered through 2016. At December 31, 2012, a receivable of $20.7 million was included in current assets and $18.8 million was included in non-current assets. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

NOTE 7. Warranties
Reserves are recorded on our Consolidated Balance Sheets to reflect our contractual liabilities relating to warranty commitments to customers. Historically, estimates of warranty commitments have not differed materially from actual results; however, unanticipated product quality issues could result in material changes to estimates in future periods.
Changes in the carrying amount and accrued product warranty costs for the periods ended September 30, 2013 and 2012 are summarized as follows:

(in millions)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Balance at January 1,	$6.6	$6.5
Settlements made (in cash or in kind)	(5.7)	(4.6)
Current year accrual	9.9	5.0
Effect of foreign currency translation	(0.2)	—
Balance at September 30,	$10.6	$6.9
Warranty expense was $9.7 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, $9.4 million was included in current liabilities and $1.2 million was included in non-current liabilities. At December 31, 2012, $5.8 million was included in current liabilities and $0.8 million was included in non-current liabilities.
The increase in this accrual is primarily due to two warranty claims. At September 30, 2013 approximately $1.4 million of the increase in the 'Current year accrual' is due to a warranty issue in Europe and $3.9 million of the increase is due to the warranty claim in India which was initially recognized in the second quarter of 2013. Settlements made (noted above), are net of the expected value of anticipated returned compressors associated with the warranty claim in India.

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
The PNC agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level. We are in compliance with all covenants and terms of the agreement at September 30, 2013.

At September 30, 2013, our borrowings under the PNC facility totaled $10.0 million, and we have an additional $7.5 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and $3.4 million in outstanding letters of credit. In the U.S., we also have $0.5 million outstanding in short term borrowings related to financing some of our insurance premiums and $1.0 million in long term borrowings related to software financing.

In April 2013, we signed a loan agreement with the Mississippi Development Authority ("MDA") for draws up to $1.5 million at an interest rate of 2.25%. Fixed principal and interest payments commence in March 2014 and continue until February 2021. Draws under the agreement are permitted for purchases of certain equipment at our Tupelo, Mississippi location. At September 30, 2013, our borrowings under the MDA loan agreement totaled $1.1 million.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
Our European business at September 30, 2013 has $2.6 million of short term debt related to with-recourse accounts receivable factoring. This debt will be re-paid early in the fourth quarter as we move to a new factoring facility.
In Brazil, as of September 30, 2013, we have uncommitted, discretionary line of credit facilities with several local private Brazilian banks (some of which are sponsored by the Brazilian government) for an aggregate maximum of $46.7 million, subject to a borrowing base formula computed on a monthly basis. These credit facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from October 2013 through January 2020. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, at their discretion, whether to make new advances with respect to each draw on such facilities. There are no restrictive covenants on these credit facilities. Our borrowings under these credit facilities in Brazil, at September 30, 2013, totaled $30.7 million, with an additional $16.0 million available for borrowing, based on our accounts receivable and inventory levels at that date.
In India, we have revolving credit facilities which are secured by land, buildings and equipment, inventory and receivables and are subject to a borrowing base formula computed on a monthly basis. Some of these facilities have expired and are in the process of being renewed. Historically, we have been able to renew these facilities when they expire; however, such renewal is at the discretion of the banks. Our borrowings under these facilities totaled $10.6 million, and based on our borrowing base as of September 30, 2013, we have an additional $1.9 million available for borrowing. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets located in India.
We also have capital lease agreements with an outstanding balance of $1.7 million which are included in our total borrowings balance at September 30, 2013.
Our consolidated borrowings totaled $58.2 million at September 30, 2013 and $61.4 million at December 31, 2012. Our weighted average interest rate for these borrowings was 7.7% for the nine months ended September 30, 2013 and 9.1% for the nine months ended September 30, 2012.

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
Our liability with regard to these awards is re-measured in each quarterly reporting period. The fair value of the phantom shares is based on the closing stock price on our Class A common stock on the last day of the period. At September 30, 2013 and December 31, 2012, the closing stock price on our Class A common stock was $8.95 and $4.62 respectively.

We measure the fair value of each SAR based on the closing stock price of Class A common stock on the last day of the period using a Black-Scholes valuation model. The fair value of each SAR was estimated as of September 30, 2013 and 2012 using the following assumptions:

	September 30, 2013	September 30, 2012
Risk-free interest rate	0.18%-0.73%	0.25%-0.49%
Dividend yield	0.0%	0.0%
Expected life (years)	1.4-3.3 years	2.4-4.3 years
Volatility	61.31%	65.55%
As of September 30, 2013, we estimate that it is more likely than not that we will partially achieve some of our target levels of performance for 2013. Related to this plan for the three months ended September 30, 2013 and 2012 was income of $0.3 million and expense of $0.2 million, respectively and $2.1 million and $1.6 million of compensation expense for the nine months ended September 30, 2013 and 2012, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized compensation liability as calculated at September 30, 2013 and December 31, 2012 was $1.0 million and $0.8 million, respectively. Total cash paid under this plan for the nine months ended September 30, 2013 and 2012 was $1.6 million and $0.1 million, respectively.
In addition to the awards to our employees, we grant deferred stock units ("DSUs") to our non-employee directors under our Outside Directors' Deferred Stock Unit Plan. These awards are fully vested when made. We measure the fair value of outstanding DSUs based upon the closing stock price of our Class A common stock on the last day of the reporting period. We pay out the DSUs to a director after the earlier of a Company Change in Control, as defined in the plan, or the date when he or she ceases to be a non-employee director for any reason. Since the DSUs are settled in cash rather than by issuing equity instruments, we record an expense with a corresponding liability on our balance sheet. Related to the DSUs for the three months ended September 30, 2013 we recorded $0.2 million of income and for three months ended September 30, 2012 no material expense was recorded. Total expense related to the DSUs for the nine months ended September 30, 2013 and 2012 was $0.8 million and $0.6 million, respectively. We recorded a liability of $1.2 million and $0.6 million as of September 30, 2013 and December 31, 2012, respectively. Total cash paid for DSUs for the nine months ended September 30, 2013 was $0.2 million; no cash was paid out in the first nine months ended September 30, 2012.

NOTE 10. Impairments, Restructuring Charges, and Other Items
The charges recorded as impairment, restructuring, and other charges for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2013	2012	2013	2012
Severance, restructuring costs, and special termination benefits	$6.6	$0.6	$9.4	$2.6
Business process re-engineering	0.6	—	2.7	—
Reserve for former corporate headquarters	—	—	0.5	—
Environmental reserve for sold building	0.2	—	0.2	—
Curtailment and settlement gain on postretirement benefits	—	—	—	(45.0)
Total impairments, restructuring charges, and other items	$7.4	$0.6	$12.8	$(42.4)
Severance expense for the third quarter of 2013 was associated with a reduction in force at our French ($6.2 million) and Brazilian ($0.4 million) locations. For the third quarter of 2012 severance expense is associated with a reduction in force at our Brazilian ($0.5 million) and French ($0.1 million) locations.
Severance expense for the nine months ended September 30, 2013, was associated with a reduction in force at our French ($8.1 million), Indian ($0.5 million), Brazilian ($0.7 million) and Corporate ($0.1 million) locations. Severance expense for the nine months ended September 30, 2012, was associated with a reduction in force at our Brazilian ($1.9 million), North American ($0.3 million), French ($0.1 million), and Corporate ($0.3 million) locations. In addition, we recognized $45.0 million of postretirement benefit curtailment gains. (Note 5, "Pension and Other Postretirement Benefit Plans", for additional information.)

The following table reconciles activities for the nine months ended September 30, 2013 for accrued impairment, restructuring charges and other items.

(in millions)	Severance	Other	Total
Balance at January 1, 2013	$0.1	$1.5	$1.6
Accruals	9.4	3.4	12.8
Payments	(2.8)	(3.3)	(6.1)
Balance at September 30, 2013	$6.7	$1.6	$8.3
The accrued severance balance at September 30, 2013, includes $6.7 million for payments to be made related to our European reduction in force and is expected to be paid in the next 17 months. The accrued other balance at September 30, 2013 includes $0.4 million related to the reserve for relocation of our corporate office, which will be paid through December 2015, and $1.2 million for the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. The costs related to this environmental reserve are expected to be paid in the next 12-15 months. (See Note 15, “Commitments and Contingencies”, for additional information.)

NOTE 11. Income Taxes
We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur. We adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. For the period ended September 30, 2013, we calculated our tax provision based on the estimate of the annual effective tax rate.
In addition, income taxes are allocated between continuing operations, discontinued operations and other comprehensive income, because all items, including discontinued operations, should be considered for purposes of determining the amount of tax benefit that results from a loss from continuing operations and that could be allocated to continuing operations.
We apply this concept by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or other comprehensive income; the tax benefit allocated to continuing operations is determined by taking into account the pre-tax income of other categories.
At September 30, 2013 and December 31, 2012, full valuation allowances are recorded against deferred tax assets for all tax jurisdictions in which we believe it is more likely than not that the deferred taxes will not be realized. Full valuation allowances were recorded for all of our tax jurisdictions except for Mexico and Malaysia.
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
On September 16, 2013, the Internal Revenue Service released final regulations governing the application of Internal Revenue Code Sections 162(a) and 263(a) to amounts paid to acquire, produce or improve tangible property. The implementation of these regulations was optional for the years ended December 31, 2012 and 2013, respectively, but is mandatory beginning January 1, 2014. We have not quantified the impact as of the period ended September 30, 2013.

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

The following tables present the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity derivatives contracts	$0.6	$—	$0.6	$—
Foreign currency derivatives contracts	—	—	—	—
Balance as of September 30, 2013	$0.6	$—	$0.6	$—
Liabilities:
Commodity derivatives contracts	$(0.1)	$—	$(0.1)	$—
Foreign currency derivatives contracts	(2.0)	—	(2.0)	—
Balance as of September 30, 2013	$(2.1)	$—	$(2.1)	$—

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity derivatives contracts	$0.4	$—	$0.4	$—
Foreign currency derivatives contracts	0.3	—	0.3	—
Balance as of December 31, 2012	$0.7	$—	$0.7	$—
Liabilities:
Commodity derivatives contracts	$—	$—	$—	$—
Foreign currency derivatives contracts	(0.9)	—	(0.9)	—
Balance as of December 31, 2012	$(0.9)	$—	$(0.9)	$—

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
We assess the effectiveness of our futures and forwards contracts using the dollar offset method and de-designate the derivative if it is determined that the derivative will no longer be highly effective at offsetting the cash flows of the hedged item. At the time a derivative is de-designated, any losses recorded in AOCI are recognized in our Consolidated Statements of Operations while gains remain in AOCI on our Consolidated Balance Sheets until the original forecasted cash flows occur. All subsequent gains and losses related to the de-designated derivatives are recognized in our Consolidated Statements of Operations.
The notional amount outstanding of derivative contracts designated as cash flow hedges was $27.4 million and $50.9 million at September 30, 2013 and December 31, 2012, respectively. The notional amount outstanding of de-designated derivative contracts was $27.3 million and $20.4 million at September 30, 2013 and December 31, 2012, respectively.

We recognized $4.9 million of losses associated with the derivative contracts that have been de-designated during the nine months ended September 30, 2013. We have gains of $0.2 million in AOCI at September 30, 2013, for derivative contracts that have been de-designated. These gains will be recognized as the original forecasted cash flows occur.
The following table presents the fair value of our derivatives designated as hedging instruments in our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012:

	Asset (Liability) Derivatives
	September 30, 2013		December 31, 2012
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives designated as hedging instruments
Commodity derivatives contracts	Fair value of derivative asset	$0.3	Fair value of derivative asset	$0.3
Commodity derivatives contracts	Fair value of derivative liability	—	Fair value of derivative liability	—
Foreign currency derivatives	Fair value of derivative asset	—	Fair value of derivative asset	0.2
Foreign currency derivatives	Fair value of derivative liability	(0.9)	Fair value of derivative liability	(0.7)
Total		$(0.6)		$(0.2)
The following table presents the fair value of our derivatives that have been de-designated as hedging instruments in our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012:

	Asset (Liability) Derivatives
	September 30, 2013		December 31, 2012
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Derivatives de-designated as hedging instruments
Commodity derivatives contracts	Fair value of derivative asset	$0.3	Fair value of derivative asset	$0.1
Commodity derivatives contracts	Fair value of derivative liability	(0.1)	Fair value of derivative liability	—
Foreign currency derivatives	Fair value of derivative asset	—	Fair value of derivative asset	0.1
Foreign currency derivatives	Fair value of derivative liability	(1.1)	Fair value of derivative liability	(0.2)
Total		$(0.9)		$—

 The following table presents the impact of derivatives designated as hedging instruments on our Consolidated Statements of Operations and AOCI for our derivatives designated as cash flow hedging instruments for the three and nine months ended:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	September 30,			September 30,			September 30,
Three Months Ended	2013	2012		2013	2012		2013	2012
Commodity	$0.9	$0.2	Cost of sales	$0.1	$(0.2)	Cost of sales	$—	$—
Currency	(0.2)	0.8	Cost of sales	(0.5)	(3.5)	Cost of sales	—	—
Total	$0.7	$1.0		$(0.4)	$(3.7)		$—	$—
Nine Months Ended	2013	2012		2013	2012		2013	2012
Commodity	$0.3	$1.6	Cost of sales	$0.2	$(2.0)	Cost of sales	$—	$—
Currency	(1.4)	1.2	Cost of sales	(1.0)	(8.8)	Cost of sales	—	—
Total	$(1.1)	$2.8		$(0.8)	$(10.8)		$—	$—
As of September 30, 2013, we estimate that we will reclassify into earnings during the next 12 months approximately $0.4 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices may require us to post cash collateral with our hedge counterparties. At September 30, 2013 and December 31, 2012, we were required to post $0.8 million and $0.6 million respectively, of cash collateral on our hedges, which is recorded in “Restricted cash and cash equivalents” in our Consolidated Balance Sheets.

NOTE 14. Reclassifications Out of Accumulated Other Comprehensive Income
The following table presents the amounts reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Pension and postretirement benefits:
Amortization of prior service credit, net of tax	$0.7	$0.6	$1.8	$3.4
Amortization of net actuarial gain, net of tax	2.5	2.4	7.5	4.0
Reclassification of prior service credit	—	—	—	40.5
Total reclassification, net of tax - pension and postretirement benefits	3.2	3.0	9.3	47.9
Cash flow hedges:
Reclassification adjustment for gain, net of tax - commodities	0.5	0.1	0.5	1.4
Reclassification adjustment for (loss) gain, net of tax - currency	(1.2)	2.6	(1.2)	5.3
Total reclassification, net of tax - cash flow hedges	(0.7)	2.7	(0.7)	6.7
Total reclassification, net of tax	$2.5	$5.7	$8.6	$54.6
Gains and losses on our currency derivatives that are reclassified out of AOCI are recognized as part of "Cost of sales" on our Consolidated Statements of Operations in their entirety.
Gains and losses on our commodity derivatives that are reclassified out of AOCI are partially recognized as part of "Cost of sales" on our Consolidated Statement of Operations and partially capitalized as part of "Inventories" on our Consolidated Balance Sheets. (See Note 13, "Derivative Instruments and Hedging Activities" for additional information.)
Gains and losses on amortization of prior service credit and net actuarial gain that are reclassified out of AOCI are recognized partially as a part of "Cost of sales" and "Other income" on our Consolidated Statement of Operations and partially capitalized as part of "Inventories" on our Consolidated Balance Sheets. (See Note 5, "Pension and Other Postretirement Benefit Plans" for additional information.)

NOTE 15. Commitments and Contingencies
Accounts Receivable
A portion of accounts receivable at our Brazilian subsidiary are sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $9.1 million and $11.9 million at September 30, 2013 and December 31, 2012, respectively, and the discount rate was 6.1% at both September 30, 2013 and December 31, 2012, respectively. Under our factoring program in Europe, we may discount receivables with limited recourse; however, at September 30, 2013 and December 31, 2012, there were no receivables sold with limited recourse.
Purchase Commitments
As of September 30, 2013 and December 31, 2012, we had $18.3 million and $24.8 million, respectively of non-cancelable purchase commitments with some suppliers for materials and supplies in the normal course of business.
Letters of credit
We issue letters of credit in the normal course of business as required by some vendor contracts and insurance policies. In the U.S., we had $3.4 million in outstanding letters of credit at each of September 30, 2013 and December 31, 2012. Outside the U.S., we had $6.5 million and $8.7 million in outstanding letters of credit at September 30, 2013 and December 31, 2012, respectively.
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
On March 20, 2013, a proceeding was commenced by Electrolux Home Products Corporation N.V. in the Regional Court of Kiel, Germany against Tecumseh Europe S.A. and several other defendants, jointly and severally. The claim alleges total estimated damages of approximately €63.0 million based on 15% of Electrolux's total purchases in Europe of the relevant compressors, the vast majority of which were purchased from a competitor. We filed our initial response to the claim on August 30, 2013. We intend to vigorously contest the claim. On August 22, 2013, the District Court of Kiel decided to stay the case until the Court of Justice of the European Union issues a decision in another case regarding jurisdictional issues that are also raised in this case.
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
Environmental Matters
At September 30, 2013 and December 31, 2012 we had accrued $2.5 million and $2.9 million, respectively, for environmental remediation. Included in the September 30, 2013 balance is an accrual of $1.2 million for the remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. We met with the United States Environmental Protection Agency ("USEPA") in late 2012, to discuss the overall project at the Site. Based upon this meeting and additional information that was requested by the USEPA, most of the investigation efforts are now expected to be completed in the next 3-6 months and most of the remediation system construction efforts are expected to be completed in the next 12-15 months. Delays in demolition activities of the current property owner could delay remediation system construction at the site. The monitoring activities to demonstrate effectiveness of the remediation systems are anticipated to be completed by the end of 2019.
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
Once remediation at this site is complete, the natural resource trustees (Wisconsin Department of Natural Resources, U.S. Fish and Wildlife Service, and the National Oceanic and Atmospheric Administration) will have the opportunity to assess if there are any NRD claims. In September 2012, we were advised that the Sheboygan River Natural Resource Trustees conducted a pre-assessment screen of natural resources damages related to the Sheboygan River and Harbor Site, including the Kohler Landfill Superfund site and the Campmarina Alternate Superfund Site. An initial meeting with the Wisconsin Department of Justice

("WDOJ") and the trustees, along with other potentially responsible parties, took place in October 2012 to discuss the next steps in the assessment process and to provide a pathway for the potentially responsible parties to participate in a formal NRD assessment at the site. The meeting was primarily informational in nature. In a letter dated April 19, 2013, but not received by us until May 23, 2013, the trustees provided notice to us of their intent to perform a formal NRD assessment.
The Trustees sent the May 23, 2013 notice to three parties in addition to us. Neither we, nor any of the other three notified parties, admit that it is liable for any natural resource damages in connection with the site. Further, no allocation of liability among the parties, whether interim or final, has been reached.
At this time, we have not received a Notice of Intent to Sue as required by the Comprehensive Environmental Response, Compensation and Liability Act as a predicate to any lawsuit for natural resources damages by the Trustees. However, the Trustees requested that we execute a tolling agreement to stop any applicable limitations period on their asserted claims for the period from September 15, 2013 to September 15, 2014, "to facilitate settlement negotiations between the Parties." We have agreed to do so. At least one of the three other notified parties has declined. The Trustees have not returned an executed tolling agreement; so the agreement is not currently in effect. We do not have a reasonable estimate of the amount of our ultimate liability, if any, or the amount of any potential future claims, but the amount could be material to our financial position, consolidated results of operations and cash flows.
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In February 2013, the WDNR granted a "no further action" for the on-site groundwater component of the investigation but required the installation of three additional off-site, down-gradient monitoring wells and two years (six sampling events) of off-site monitoring with the timetable for monitoring beginning with the sampling event conducted in October 2012, in order to demonstrate concentrations are stable and receive full closure from the WDNR. The three additional off-site, down-gradient monitoring wells were installed and all on-site monitoring wells were formally abandoned during the second quarter of 2013. Based upon recent monitoring results from the new off-site wells, we are working with the WDNR to evaluate the potential for vapor intrusion at two buildings that are located near (but not on) the plant site.
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
In June 2013, our European subsidiary entered into a three-year Factoring Agreement with GE Factofrance, which became available in October 2013. The maximum aggregate amount of the financed eligible receivables is EUR 40 million, which may be increased by up to EUR 10 million, subject to increased sales, GE Credit Committee's prior approval and signing an amendment, as set forth in the agreement. The Factoring Facility is a limited recourse facility, which provides non-recourse (amounts covered by a credit insurance policy) and with-recourse financing (subject to GE's prior review and acceptance). We began using this facility in the fourth quarter of 2013. This committed factoring facility replaces the existing uncommitted factoring facility in Europe.

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
Furthermore, we are continuously monitoring future changes in local governmental regulations with regards to allowable refrigerants we can use in our compressors and condensing units.  These future changes can also have a significant impact on our sales and our product costs.

Economy
Our sales depend significantly on worldwide economic conditions, which impact the demand for the products in which our products are used. During the first nine months of 2013, the U.S. economy generated positive news regarding business investment and exports of goods; however, at the same time there was negative news regarding imports and consumer spending. Furthermore, we believe that the U.S. economy could be impacted over the next several quarters by the recent government shut-down and continuing debt-ceiling debate.  Currencies in several emerging markets have been falling against the dollar.  For Tecumseh, this includes the Brazilian Real and the India Rupee.  We believe that this is an indicator of continued uncertainties in the global economy.
Our net sales in the third quarter of 2013 continued to be impacted by these ongoing challenging global macroeconomic conditions. Sales decreased in the first nine months of 2013 compared to the first nine months of 2012 primarily due to the unfavorable impact of changes in foreign currency exchange rates and lower volumes and unfavorable changes in sales mix for compressors used in North American and European commercial refrigeration applications, as well as for compressors used in Brazilian and Indian household refrigeration and freezer (R&F) applications and compressors used for air conditioning applications in India and North America. This decrease was partially offset by higher volumes and favorable changes in sales mix for compressors used in commercial refrigeration applications in Brazil and India and by higher net volumes and favorable changes in sales mix for compressors used in air conditioning applications in Brazil and Europe, as well as by net price increases. Exclusive of the effects of currency translation, sales in the first nine months of 2013 were approximately 1.2% lower compared to the first nine months of 2012.
Commodities
Our results of operations are very sensitive to the prices of commodities due to the high content of copper and steel and the increasing usage of aluminum in our compressor products.
The average market costs for the types of copper, steel and aluminum used in our products decreased in the third quarter of 2013 as compared to the third quarter of 2012, with copper decreasing by 8.5%, steel decreasing by 1.6% and aluminum decreasing by 7.1%. After consideration of our hedge positions our average cost of copper and aluminum decreased in the third quarter of 2013 by 3.0% and 5.1%, respectively, compared to the third quarter of 2012. Our average cost of copper and aluminum in the third quarter of 2013 are lower in our results of operations when compared to the third quarter of 2012, primarily due to market price reductions. Extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced derivative contracts.
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
Based upon the expected increase in sales of the Mini and Midi platform products, we are using more aluminum in our motors in 2013. While aluminum is typically not as volatile as copper and steel as shown above, it can demonstrate significant price swings. We execute derivative contracts for aluminum to help mitigate the risk of rising aluminum prices.
We have been proactive in addressing the volatility of copper and aluminum costs, including executing derivatives contracts, as of September 30, 2013, that cover approximately 46.8% and 47.2% of our remaining anticipated 2013 copper and aluminum usage, respectively. In addition, we have executed futures contracts that cover approximately 27.7% and 19.7% of our projected 2014 copper and aluminum usage, respectively. Continued volatility of these costs could nonetheless have an adverse effect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
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

Currency Exchange
The compressor industry, and our business in particular, is characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first nine months of 2013 and 2012, approximately 82% and 79%, respectively, of our compressor sales activity took place outside the United States, primarily in Brazil, Europe and India. As a result, our consolidated financial results are sensitive to changes in foreign currency exchange rates, especially the Brazilian Real, the Euro and the Indian Rupee. Our Brazilian and European manufacturing and sales presence is significant and changes in the Brazilian Real and the Euro have been significant to our results of operations when compared to prior periods. These currencies have been volatile against the U.S. Dollar in the first nine months of 2013, as shown in the table below:

	Strengthened/(Weakened)	Strengthened/(Weakened)	Strengthened/(Weakened)
	12/31/12 vs. 6/30/13	6/30/13 vs. 9/30/13	12/31/12 vs. 9/30/13
Brazilian Real	(8.5)%	(0.6)%	(9.1)%
Indian Rupee	(8.4)%	(5.4)%	(13.8)%
Euro	(1.4)%	3.9%	2.5%
For further discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.
Liquidity
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly related to uncertainties of future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first nine months of 2013, cash used in operating activities was $9.7 million, which included $29.6 million used for inventories, more than offset by $5.7 million and $24.0 million provided by receivables and payables and accrued expenses, respectively.
In the first nine months of 2013, we received approximately $4.5 million and $11.7 million of outstanding refundable non-income taxes in India and Brazil, respectively. We received an additional $4.2 million in early fourth quarter 2013 from the Brazilian government. We have received and expect to receive refunds of outstanding Indian and Brazilian non-income taxes through the end of 2016. Due to changes in exchange rates, the actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Including the amount received in early fourth quarter in Brazil, we expect to recover approximately $14.2 million of the $37.2 million outstanding refundable taxes in the next twelve months, primarily related to the short-term portion of the outstanding refundable taxes of $8.1 million in Brazil and $5.2 million in India. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
We realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. As a result, we continued to adjust our workforce levels as conditions demanded in 2012 and into 2013, to reduce our aggregate salary, wages and employee benefits. Our estimated realized savings on an annual basis are approximately $2.4 million. We incurred a charge of $9.4 million associated with further layoffs which took place in the nine months ended September 30, 2013. The realized savings in 2013 are consistent with our initial estimates. As previously discussed, we have commenced several strategic initiatives, which include rolling out lean manufacturing techniques and commencing the process of reducing our indirect staff through a social plan at our French facility. Additional restructuring actions may be necessary during the next several quarters and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, further reductions in our workforce, sales of assets, and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances, cash proceeds from the sale of assets or new financing arrangements. As these strategic initiatives commence, there is a risk that the costs of the restructuring and cash required will exceed our original estimates.
We have a Revolving Credit and Security Agreement with PNC. Subject to the terms and conditions of the agreement, PNC has agreed to provide us with up to a $45.0 million revolving line of credit, including up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. At September 30, 2013, our borrowings under this facility totaled $10.0 million. We have an additional $7.5 million of borrowing capacity under the borrowing base formula after giving effect to our fixed charge coverage ratio covenant and our outstanding letters of credit of $3.4 million.

We also continue to maintain various credit facilities in most jurisdictions in which we operate outside the U.S. While we believe that current cash balances and available borrowings under our credit facilities and cash inflows related to non-income tax refunds will produce adequate liquidity to implement our business strategy over the foreseeable future, there can be no assurance that such amounts will ultimately be adequate if sales or economic conditions deteriorate. We anticipate that we will continue to monitor non-essential uses of our cash balances until cash provided by normal operations improves.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
A summary of our operating results as a percentage of net sales is shown below:

	Three Months Ended September 30,
(in millions)	2013	%	2012	%
Net sales	$194.4	100.0%	$208.6	100.0%
Cost of sales	(170.4)	(87.7)%	(190.4)	(91.3)%
Gross profit	24.0	12.3%	18.2	8.7%
Selling and administrative expenses	(23.6)	(12.1)%	(25.6)	(12.3)%
Other income (expense), net	3.6	1.9%	4.7	2.3%
Impairments, restructuring charges, and other items	(7.4)	(3.8)%	(0.6)	(0.3)%
Operating loss	(3.4)	(1.7)%	(3.3)	(1.6)%
Interest expense	(2.2)	(1.2)%	(2.5)	(1.2)%
Interest income	0.3	0.2%	0.3	0.1%
Loss from continuing operations before taxes	(5.3)	(2.7)%	(5.5)	(2.7)%
Tax (expense) benefit	(0.1)	(0.1)%	1.6	0.8%
Loss from continuing operations	$(5.4)	(2.8)%	$(3.9)	(1.9)%

Net sales in the third quarter of 2013 decreased $14.2 million, or 6.8%, versus the same period of 2012. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $7.0 million, net sales decreased by 3.5% compared to the third quarter of 2012, primarily due to lower net volume and unfavorable changes in sales mix, partially offset by price increases.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 62% of our total sales and decreased 2.4% compared to the third quarter of 2012 to $120.1 million. This decrease was primarily driven by lower net volumes and unfavorable changes in sales mix of $3.6 million and unfavorable changes in currency exchange rates of $0.3 million, partially offset by price increases of $1.0 million. Volume and mix decreases are mainly attributable to our European and North American markets due to continued soft market conditions, partially offset by volume and mix improvements attributable to our Brazilian and Indian operations.
Sales of compressors for air conditioning applications and all other applications represented 21% of our total sales and decreased 7.0% compared to the third quarter of 2012 to $41.3 million. This decrease is primarily due to unfavorable currency exchange rate changes of $3.4 million, partially offset by price increases of $0.3 million. Volumes and sales mix remained substantially unchanged, due to a decrease in India offset by increases in Brazil, North America and Europe. Volumes declined in India as we were producing units primarily to replace compressors related to a warranty claim that originated in the second quarter of 2013.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 17% of our total sales and decreased 19.9% compared to the third quarter of 2012 to $33.0 million. This decrease is primarily due to net lower volumes and unfavorable changes in sales mix of $5.1 million and unfavorable changes in currency exchange rates of $3.3 million, partially offset by price increases of $0.2 million. Volume decreases are primarily the result of lower local demand at our Brazilian location, as well as lower demand in India.
Gross profit increased $5.8 million from $18.2 million in the third quarter of 2012 to $24.0 million in the third quarter of 2013. Our gross profit margin increased from 8.7% to 12.3% in the third quarter of 2012 and 2013, respectively. The increase in gross profit in 2013 was primarily attributable to favorable changes in currency exchange effects of $4.4 million, favorable changes in commodity costs of $2.2 million, price increases of $1.5 million and a decrease in other expenses of $0.3 million, partially offset by unfavorable changes in volume and sales mix of $2.5 million and unfavorable changes in other material and manufacturing costs of $0.1 million. The changes in material and manufacturing costs primarily relate to a warranty claim in India that originated in the second quarter of 2013, for which we recorded expense of $0.4 million in the third quarter of 2013, as well as a warranty claim in Europe, for which we recorded expense of $1.3 million in the third quarter of 2013. The unfavorable impact of these warranty claims was partially offset by other favorable changes in material and manufacturing costs of $1.6 million.
Selling and administrative (“S&A”) expenses decreased by $2.0 million from $25.6 million in the third quarter of 2012 to $23.6 million in the third quarter of 2013. As a percentage of net sales, S&A expenses were 12.1% in the third quarter of 2013 compared to 12.3% in the third quarter of 2012. This change was primarily due to a decrease of $1.7 million for professional services and a decrease of $1.1 million in expense relating to our incentive compensation awards, partially offset by an increase of $0.7 million in employee benefits which primarily related to an increase in healthcare claims and an increase of $0.1 million in other miscellaneous expenses. We record expense related to our incentive compensation awards when we estimate that it is more likely than not that we will achieve the threshold levels of performance as outlined in the incentive compensation plan. As of September 30, 2013, we estimate that it is more likely than not that we will partially achieve our target levels of performance; however, we currently expect to achieve lower levels of performance than our prior quarter's estimate. The decrease in expense relating to our incentive compensation plan awards was due to this change in estimates, as well as the re-measurement of the value of our outstanding share-based compensation awards as our Class A common stock closing price at September 30, 2013 was $8.95 compared with $10.93 at June 28, 2013.
Other income (expense), net, decreased $1.1 million from $4.7 million in the third quarter of 2012 to $3.6 million in the third quarter of 2013. This decrease is primarily due to a $1.4 million unfavorable change in foreign currency exchange rates and a $0.6 million decrease in income from Indian government incentives, partially offset by a $0.9 million increase in miscellaneous other income.
We recorded $7.4 million of expense in impairments, restructuring charges, and other items in the third quarter of 2013, compared to $0.6 million in the same period of 2012. In the third quarter of 2013, this expense included $6.6 million related to severance, $0.6 million related to business process re-engineering and a $0.2 million environmental reserve with respect to a sold building. The severance expense was associated with a reduction in force at our French ($6.2 million) and Brazilian ($0.4 million) locations. The $0.6 million expense in the third quarter of 2012 related to severance associated with a reduction in force at our Brazilian ($0.5 million) and French ($0.1 million) locations.
Interest expense was $2.2 million in the third quarter of 2013 compared to $2.5 million in the same period of 2012. This decrease was primarily due to lower weighted average borrowings, as well as lower weighted average interest rates. Our average amount of accounts receivable factored and our weighted average interest rate of factored accounts receivable also decreased, primarily due to lower factoring at our Brazilian location.
Interest income was $0.3 million in both the third quarter of 2013 and the third quarter of 2012.
For the third quarter of 2013, we recorded tax expense of $0.1 million from continuing operations. This tax expense is primarily attributable to our foreign locations. The $1.6 million income tax benefit from continuing operations for the third quarter of 2012 is comprised of a U.S. federal tax benefit of $1.4 million and $0.2 million in foreign tax benefit.
Net loss from continuing operations for the quarter ended September 30, 2013 was $5.4 million, or a net loss per share of $0.29, as compared to net loss from continuing operations of $3.9 million, or $0.22 per share, in the same period of 2012. The change was primarily related to higher impairments, restructuring charges, and other items and a lower income tax benefit, partially offset by higher gross profit in the third quarter of 2013, as well as the other factors described above.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
A summary of our operating results as a percentage of net sales is shown below:

	Nine Months Ended September 30,
(in millions)	2013	%	2012	%
Net sales	$629.6	100.0%	$656.3	100.0%
Cost of sales	(564.3)	(89.6)%	(604.9)	(92.2)%
Gross profit	65.3	10.4%	51.4	7.8%
Selling and administrative expenses	(81.0)	(12.9)%	(81.4)	(12.4)%
Other income (expense), net	15.8	2.5%	18.6	2.8%
Impairments, restructuring charges, and other items	(12.8)	(2.0)%	42.4	6.5%
Operating (loss) income	(12.7)	(2.0)%	31.0	4.7%
Interest expense	(6.8)	(1.1)%	(7.9)	(1.2)%
Interest income	1.0	0.2%	2.8	0.4%
(Loss) income from continuing operations before taxes	(18.5)	(2.9)%	25.9	3.9%
Tax (expense) benefit	(0.4)	(0.1)%	7.2	1.1%
(Loss) income from continuing operations	$(18.9)	(3.0)%	$33.1	5.0%
Net sales in the first nine months of 2013 decreased $26.7 million, or 4.1%, versus the same period of 2012. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $18.5 million, net sales decreased by 1.2% compared to the first nine months of 2012, primarily as a result of lower net volume and unfavorable mix, partially offset by net price increases.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 59% of our total sales and decreased 5.2% compared to the first nine months of 2012 to $374.9 million. This decrease was primarily driven by net lower volumes and unfavorable changes in sales mix of $20.4 million and unfavorable changes in currency exchange rates of $2.4 million, partially offset by price increases of $2.3 million. Volume decreases are mainly attributable to our European and North American markets due to continued soft market conditions, partially offset by volume and mix improvements attributable to our Indian and Brazilian operations.
Sales of compressors for air conditioning applications and all other applications represented 22% of our total sales and increased 16.3% compared to the first nine months of 2012 to $137.2 million.  This increase is primarily due to net higher volumes and favorable changes in sales mix of $25.9 million and net price increases of $0.8 million, partially offset by $7.5 million of unfavorable currency exchange rate changes. Volume increased in Brazil primarily due to the shutdown of one of our major Brazilian customers in 2012 which did not recur in 2013. Volume also increased as a result of improved demand in Europe, partially offset by reduced sales in North America due to soft market conditions in the first half of 2013, specifically in the trucking industry, as well as lower volumes in India as most of our third quarter production levels went to replace compressors to satisfy a warranty claim that originated in the second quarter.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 19% of our total sales and decreased 17.8% compared to the first nine months of 2012 to $117.5 million. This decrease was primarily due to net lower volumes and unfavorable changes in sales mix of $17.4 million and unfavorable changes in currency exchange rates of $8.6 million, partially offset by price increases of $0.6 million. Volume decreases are primarily the result of lower local demand at our Brazilian location, as well as lower volumes in India.
Gross profit increased by $13.9 million, or 27.0%, from $51.4 million in the first nine months of 2012 to $65.3 million in the first nine months of 2013. Our gross profit margin increased from 7.8% to 10.4% in the first nine months of 2012 and 2013 respectively. The increase in gross profit in the first nine months of 2013 was primarily attributable to favorable changes in currency exchange effects of $10.5 million, favorable changes in commodity costs of $5.4 million, price increases of $3.7 million and a decrease in other expenses of $0.9 million. These increases were partially offset by unfavorable changes in other material and manufacturing costs of $4.0 million and unfavorable changes in volume and sales mix of $2.6 million. The changes in material and manufacturing costs primarily relate to a warranty claim in India that originated in the second quarter of 2013, for which we recorded expense of $3.9 million in the first nine months of 2013, as well as a warranty claim in Europe, for which we recorded expense of $1.4 million in the first nine months of 2013. The unfavorable impact of these warranty claims was partially offset by other favorable changes in material and manufacturing costs of $1.3 million.

Selling and administrative (“S&A”) expenses decreased by $0.4 million from $81.4 million in the first nine months of 2012 to $81.0 million in the first nine months of 2013. As a percentage of net sales, S&A expenses were 12.9% in the first nine months of 2013 compared to 12.4% in the first nine months of 2012. The decrease was due to lower professional fees of $2.1 million and a decrease of $0.3 million in other miscellaneous expenses, partially offset by $1.0 million of bad debt expense recognized in the second quarter of 2013 due to a bankruptcy filing by one of our Brazilian customers, an increase of $0.9 million in employee benefits which primarily related to an increase in healthcare claims and an additional expense of $0.1 million related to our incentive compensation awards. We record expense related to our incentive compensation plan awards when we estimate that it is more likely than not that we will achieve the threshold level of performance as outlined by the incentive compensation awards. As of September 30, 2013, we estimate that it is more likely than not that we will partially achieve our target levels of performance; however, we currently expect to achieve lower levels of performance than our prior quarter's estimate. This change in estimate was more than offset by the re-measurement of the value of our outstanding share-based compensation awards as our Class A common stock closing price at September 30, 2013 was $8.95 compared with $4.62 at December 31, 2012.
Other income (expense), net, decreased $2.8 million from $18.6 million in the first nine months of 2012 to $15.8 million in the first nine months of 2013. This decrease is primarily due to $2.9 million of income due to our sale of the proceeds from a future potential settlement of a lawsuit involving our Brazilian location received in the second quarter of 2012, $1.3 million due to a mutual release agreement that we signed in the second quarter of 2012, a $1.5 million decline in income from Indian government incentives, primarily due to a one-time incentive which occurred in the first quarter of 2012, and a $1.9 million unfavorable change in foreign currency exchange rates. These decreases were partially offset by $1.4 million of income related to securities that had zero net book value and were sold during the second quarter of 2013, a $2.4 million increase in net amortization of gains for our postretirement benefits primarily due to curtailment of these benefits in the second quarter of 2012, (see Note 5, “Pension and Other Postretirement Benefit Plans”, for additional information), and a $1.0 million of increase in miscellaneous other income, primarily due to miscellaneous other expense recognized in the first nine months of 2012 that did not recur in 2013.
We recorded $12.8 million of expense in impairments, restructuring charges, and other items in the first nine months of 2013 compared to $42.4 million of income in the same period of 2012. In the first nine months of 2013, this expense included $9.4 million related to severance, $2.7 million related to business process re-engineering, $0.5 million of costs related to relocation of our corporate office and a $0.2 million environmental reserve with respect to a sold building. The severance expense was associated with a reduction in force at our French ($8.1 million), Indian ($0.5 million), Brazilian ($0.7 million) and Corporate ($0.1 million) locations. The income in the first nine months of 2012 primarily related to the gain on curtailment of our postretirement benefits. (See Note 10, “Impairments, Restructuring Charges and Other Items”, for additional information.)
Interest expense was $6.8 million in the first nine months of 2013, compared to $7.9 million in the first nine months of 2012. Our weighted average borrowings and the average amount of accounts receivable factored decreased, primarily due to lower factoring at our Brazilian facility, as well as lower borrowing in Brazil and India. In addition, the weighted average interest rates for our borrowings and factored accounts receivable decreased in the first nine months of 2013 compared to the first nine months of 2012.
Interest income was $1.0 million in the first nine months of 2013 compared to $2.8 million in the first nine months of 2012, primarily due to the interest received in the second quarter of 2012 related to an IRS refund, as well as the decline in the interest rate on a judicial deposit in Brazil that is being held in an interest bearing court appointed cash account.
For the first nine months of 2013, we recorded tax expense of $0.4 million from continuing operations, primarily attributable to our foreign locations. The income tax benefit from continuing operations for the first nine months of 2012 of $7.2 million is comprised of a U.S. federal tax benefit of $7.1 million, primarily related to a refund received from the IRS related to a previously unrecognized tax benefit, and a $0.1 million in foreign tax benefit.
Net loss from continuing operations for the nine months ended September 30, 2013 was $18.9 million, or a net loss per share of $1.02, as compared to a net income from continuing operations of $33.1 million, or $1.79 per share, in the same period of 2012. The change was primarily related to the postretirement benefit curtailment gain recorded in the second quarter of 2012, higher other impairments, restructuring charges, and other items in 2013, lower other income in 2013 and higher income tax benefit recognized for the first nine months of 2012, partially offset by higher gross profit for the nine months ended September 30, 2013, as well as the other factors described above.

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
Cash Flow
In the first nine months of 2013, cash used in operations was $9.7 million as compared to $4.3 million of cash provided by operations in the first nine months of 2012. Cash flow used in operations for the nine months ended September 30, 2013 included our net loss of $20.4 million and a non-cash gain on employee retirement benefits of $9.2 million, partially offset by depreciation and amortization of $26.9 million and non-cash share-based compensation of $0.8 million.
With respect to working capital, increased inventory levels were primarily due to seasonal needs in Brazil and Europe, planned increases in Europe for one product due to capacity constraints for that product, as well as timing of raw material purchases, which resulted in a use of cash of $29.6 million for the nine months ended September 30, 2013. Our inventory days on hand worsened by 13 days to 84 days at September 30, 2013 compared to December 31, 2012.
Accounts receivable changes provided cash of $5.7 million during the first nine months of 2013 mainly due to an improvement in days sales outstanding of 3 days to 52 days at September 30, 2013 compared to December 31, 2012. The improvement in days sales outstanding primarily related to higher accounts receivables factoring in Europe and higher collections of accounts receivable that are backed by letters of credit in India.
Payables and accrued expenses generated $24.0 million of cash flows from operations for the nine months ended September 30, 2013, mainly as a result of an increase in purchases of inventories and the timing of those purchases, as well as, an increase in days outstanding by 1 day to 64 days at September 30, 2013 compared to December 31, 2012. In addition, at our French location, our accrued liabilities increased due to severance and business re-engineering accruals of $6.3 million and a granted delay in payment of social taxes from the first half of 2013 in the amount of $8.3 million. These social taxes will be paid monthly through July 2016. We also had increases in our warranty accrual for new claims at our European and Indian locations.
Recoverable non-income taxes used cash of $1.4 million, which included $11.7 million of cash received from the Brazilian government and $4.5 million of cash received from the Indian government, more than offset by accruals of additional recoverable non-income taxes.
Cash used in investing activities was $6.1 million in the first nine months of 2013 as compared to $4.4 million for the same period of 2012. The 2013 cash used in investing activities is primarily related to capital expenditures of $8.2 million, partially offset by the release of restricted cash of $1.9 million. The release of restricted cash consisted of $1.8 million that became available to fund our 401(k) matching contributions and a $0.3 million decrease in cash collateral on our letters of credit, partially offset by a $0.2 million increase in cash pledged for our derivatives.
Cash provided by financing activities was $0.1 million in the first nine months of 2013 as compared to $4.2 million for the same period of 2012.
Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, when available, we use bank debt and other foreign credit facilities such as accounts receivable factoring programs to fund our working capital requirements. We have an agreement with PNC pursuant to which PNC provides senior secured revolving credit financing up to an aggregate of $45.0 million to us, including up to $10.0 million in letters of credit. We were in compliance with all covenants and terms of the agreement as of September 30, 2013. As of September 30, 2013, we had $10.0 million of outstanding borrowings, $3.4 million in letters of credit and the capacity for additional borrowings under the borrowing base formula of $7.5 million after giving effect to our fixed charge coverage ratio covenant.

In the U.S., we have also entered into an agreement with the Mississippi Development Authority for low interest rate financing up to $1.5 million in aggregate draws to be utilized to purchase specific capital equipment. This loan is to encourage business development in the State of Mississippi. As of September 30, 2013, we have drawn $1.1 million of the available funds.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. (See Note 8 “Debt”, for additional information.) We also use these cash resources to fund capital expenditures, and when necessary, to fund operating losses. For the nine months ended September 30, 2013 and the year ended December 31, 2012, our average outstanding debt balance was $54.7 million and $58.8 million, respectively. The weighted average interest rate was 7.7% and 9.1% for the nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013, our cash and cash equivalents on hand were $40.0 million. Our borrowings under current credit facilities, including capital lease obligations, totaled $58.2 million at September 30, 2013, with an uncommitted additional borrowing capacity of $25.8 million. In the U.S., only a small portion of our cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC"). All cash that we hold in the U.S. is held at two major financial institutions. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, which are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness, and diversification of their assets.
Cash inflows related to taxes
We expect to receive refunds of outstanding refundable non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rates at the time of receipt or future reporting date. Based on applicable foreign currency exchange rates as of September 30, 2013, we expect to recover approximately $14.2 million of the $37.2 million outstanding refundable taxes in the next twelve months, primarily related to the short-term portion of the outstanding refundable taxes of $8.1 million in Brazil and $5.2 million in India. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
Accounts Receivable Sales
Our Brazilian and European subsidiaries periodically factor their accounts receivable with financial institutions for seasonal and other working capital needs. Such receivables can be factored both with limited and without recourse to us and are excluded from accounts receivable in our Consolidated Balance Sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $29.4 million and $49.3 million at September 30, 2013 and December 31, 2012, respectively. The amount of factored receivables sold with limited recourse through our Brazilian subsidiary which results in a contingent liability to us, was $9.1 million and $11.9 million as of September 30, 2013 and December 31, 2012, respectively. The amount of factored receivables sold without recourse at our Brazilian and European subsidiaries, which is recorded as a sale of the related receivables, was $20.3 million and $37.4 million as of September 30, 2013 and December 31, 2012, respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $25.1 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. We utilize these factoring facilities, when available, for seasonal and other working capital needs.
In June 2013, our European subsidiary entered into a three-year Factoring Agreement with GE Factofrance, which became available in October 2013. The maximum aggregate amount of the financed eligible receivables is EUR 40 million, which may be increased by up to EUR 10 million, subject to increased sales, GE Credit Committee's prior approval and signing an amendment, as set forth in the agreement. The Factoring Facility is a limited recourse facility, which provides non-recourse (amounts covered by a credit insurance policy) and with-recourse financing (subject to GE's prior review and acceptance). We began using this facility in the fourth quarter of 2013. This committed factoring facility replaces the existing uncommitted factoring facility in Europe.
Our Indian subsidiary has the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables at a discount sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $5.5 million and $4.0 million that would otherwise have been outstanding as receivables, under both of these programs at September 30, 2013 and December 31, 2012, respectively.
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
As of September 30, 2013, we had $40.0 million of cash and cash equivalents, and $58.2 million in debt and capital lease obligations, of which $6.8 million was long-term in nature. The short-term debt primarily consists of committed and uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. We believe our cash on hand and availability under our borrowing facilities is sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows previously described in our Annual Report on form 10-K for the year ended December 31, 2012, except as described above.

OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases, we do not have any off-balance sheet financing. We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $9.1 million and $11.9 million at September 30, 2013 and December 31, 2012, respectively.
We maintain a reserve for anticipated losses against these sold receivables, and losses have not historically resulted in the recording of a liability greater than the reserved amount.

CONTRACTUAL OBLIGATIONS
As of September 30, 2013, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Contractual Obligations”.

CRITICAL ACCOUNTING ESTIMATES
For a discussion of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.
There have been no significant changes to our critical accounting estimates during the first nine months of 2013, except as otherwise disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2012 and in conjunction with the “Outlook” section in our Annual Report on Form 10-K for the year ended December 31, 2012.
Sales decreased in the first nine months of 2013 compared to the first nine months of 2012 primarily due to unfavorable foreign currency exchange rate impacts and net lower volumes and unfavorable changes in sales mix, partially offset by net price increases. We expect to see continued demand volatility in the remainder of 2013 as a result of continued uncertainties in the global economy and current events around the world. For 2013, we currently expect net sales to remain flat or decrease up to 5 percent from 2012 levels due to the lack of economic improvement in key markets and lower volumes in India as most of our third quarter production levels went to replace compressors to satisfy a warranty claim that originated in the second quarter of 2013.
This is based on our internal projections about the market and related economic conditions, expected price increases to our customers, estimated foreign currency exchange rate effects, as well as our continued efforts in sales and marketing. We cannot currently project whether market conditions will change on a sustained or significant basis. If the economic conditions in our key markets do not occur as expected, this could have an adverse impact on our current outlook.

The outlook for 2013 is subject to many of the same variables that have negatively impacted us in recent years, which have had significant impacts on our results of operations. The condition of, and uncertainties regarding, the global economy, commodity costs, key currency rates and weather are all important to our future performance, as is our ability to match our hedging activity with actual levels of transactions. The extent to which adverse trends in recent years continue, will ultimately determine our 2013 results. We can give no guarantees regarding what impact future exchange rates, commodity prices and other economic changes will have on our 2013 results. For a discussion of the sensitivity analysis associated with our key commodities and currency hedges see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this report.
The prices of some of our key commodities, specifically copper, aluminum and steel, have remained volatile. The weighted average market prices of copper, aluminum and steel decreased 7.3%, 7.6% and 1.9%, respectively, in the first nine months of 2013 compared to first nine months of 2012. We expect the full year change in average cost of our purchased materials in 2013, including the impact of our hedging activities, to have a favorable impact in 2013 when compared to 2012. We expect to continue our approach of mitigating the effect of short-term price swings through the appropriate use of hedging instruments, price increases and modified pricing structures.
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
After giving recognition to the factors discussed above, we expect that the full year 2013 operating profit could improve compared to 2012, exclusive of the $45.0 million curtailment gain on our postretirement benefits recognized in 2012, if we are successful at offsetting volatility in commodity costs and foreign exchange rates, and implementing initiatives for re-engineering our product lines to reduce our costs, price increases, restructuring activities and other cost reductions. We expect our operating cash flow for the full year 2013 to be flat to positive if the tax authorities do not significantly change their pattern of payments or past practices for the expected outstanding refundable Brazilian and Indian non-income taxes. We expect capital spending in 2013 to be approximately $15.0 million to $20.0 million.
Based on our assessment of ongoing economic activity, we realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. As previously discussed, we have initiated strategic initiatives, which include monetizing identified non-core assets and rolling out lean manufacturing techniques and commencing the process of reducing our indirect staff through a social plan at our French facility. Additional restructuring actions may be necessary during the next several quarters and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, reductions in our workforce, sales of assets and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances, cash proceeds from the sale of assets or new financing arrangements. As these strategic initiatives commence, there is a risk that the costs of the restructuring and cash required will exceed our original estimates.

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
A portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount. Our European and Brazilian subsidiaries also discount certain receivables without recourse. Such receivables factored by us, both with and without limited recourse, are excluded from accounts receivable in our Consolidated Balance Sheets. Discounted receivables sold in these subsidiaries, including both with limited and without recourse was $29.4 million and $49.3 million at September 30, 2013 and December 31, 2012, respectively, and the weighted average discount rate was 5.6% and 6.0% for the three and nine months ended September 30, 2013 and 6.4% and 7.1% for the three and nine months ended September 30, 2012. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $9.1 million and $11.9 million as of September 30, 2013 and December 31, 2012, respectively.
In June 2013, our European subsidiary entered into a three-year Factoring Agreement with GE Factofrance, which became available in October 2013. The maximum aggregate amount of the financed eligible receivables is EUR 40 million, which may be increased by up to EUR 10 million, subject to increased sales, GE Credit Committee's prior approval and signing an amendment, as set forth in the agreement. The Factoring Facility is a limited recourse facility, which provides non-recourse (amounts covered by a credit insurance policy) and with-recourse financing (subject to GE's prior review and acceptance). We began using this facility in the fourth quarter of 2013. This committed factoring facility replaces the existing uncommitted factoring facility in Europe.
In India, we have the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables, at a discount, sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $5.5 million and $4.0 million that would otherwise have been outstanding as accounts receivable, under both of these programs at September 30, 2013 and December 31, 2012, respectively, and the weighted average discount rate was 9.3% and 10.5% for the three and nine months ended September 30, 2013 and 11.2% and 11.4% for the three and nine months ended September 30, 2012.
Interest Rate Risk – We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Our current borrowings by our foreign subsidiaries consist of variable and fixed rate loans that are based on either the London Interbank Offered Rate, European Offered Interbank Rate or the BNDES TJLP fixed rate. We also record interest expense associated with the accounts receivable factoring facilities described above. While changes in interest rates do not affect the fair value of our variable-interest rate debt or cash investments, they do affect future earnings and cash flows. Based on our debt and invested cash balances at September 30, 2013, a 1% increase in interest rates would increase interest expense for the year by approximately $0.5 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk – Our exposure to commodity cost risk is related primarily to the price of copper, steel and aluminum, as these are major components of our product cost.
We use commodity derivative contracts to provide us with greater flexibility in managing the substantial volatility in commodity pricing. Our policy allows management to contract commodity derivative contracts for a limited percentage of projected raw material requirements up to 18 months in advance. At September 30, 2013 and December 31, 2012, we held a total notional value of $17.7 million and $19.1 million, respectively, in commodity derivative contracts. These derivatives are designated at the inception of the contract as cash flow hedges against the future prices of copper, steel, and aluminum, and are accounted for as hedges on our Consolidated Balance Sheets unless they are subsequently de-designated. While the use of derivatives can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. If market pricing becomes significantly deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability.
As of September 30, 2013, we have been proactive in addressing the volatility of copper prices, including executing derivative contracts to cover approximately 46.8% of our anticipated remaining copper requirements for 2013 and 27.7% of our projected 2014 copper usage. In April 2013, copper prices started to decline significantly. If these lower prices remain consistent for the rest of 2013, our results of operations will be impacted, specifically from our copper hedge contracts as they are liquidated or marked-to-market (see 10% decrease in commodity prices table below).
Any rapid increases of steel prices have a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however, in the past, we have been successful at securing a few steel derivative contracts in the U.S. to help mitigate this risk. At September 30, 2013, we have no derivative contracts outstanding to cover our anticipated steel requirements in the U.S. for 2013.
Based upon the recent redesign of our products, we are utilizing more aluminum in our motors in 2013. Similar to copper and steel, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing derivative contracts that cover 47.2% of our anticipated remaining aluminum requirements for 2013 and 19.7% of our projected 2014 aluminum usage. These derivative contracts are designated at the inception of the contract as cash flow hedges against the future prices of aluminum, and are accounted for as hedges on our Consolidated Balance Sheets unless they are subsequently de-designated. These derivative contracts have similar benefits and risks to us as the copper derivatives contracts described above.

Based on our current level of activity, and before consideration of our outstanding commodity derivatives contracts, a 10% increase in the price, as of September 30, of copper, steel or aluminum used in production of our products would have adversely affected our operating profit on an annual basis as indicated in the table below:

(in millions)	10% increase in commodity prices
	2013	2012
Copper	$(5.6)	$(6.4)
Steel	(10.5)	(9.7)
Aluminum	(0.7)	(0.6)
Total	$(16.8)	$(16.7)

Based on our current level of commodity derivatives contracts, a 10% decrease in the price as of September 30, of copper, steel or aluminum used in production of our products would have resulted in losses under these contracts that would have adversely impacted our annual operating results as indicated in the table below:

(in millions)	10% decrease in commodity prices
	2013	2012
Copper	$(1.8)	$(0.9)
Steel	—	(0.1)
Aluminum	(0.2)	(0.2)
Total	$(2.0)	$(1.2)
At September 30, 2013 we had derivative contracts with a notional value of $17.7 million compared to commodity derivative contracts with a notional value of $11.9 million at September 30, 2012.
Foreign Currency Exchange Risk – We are exposed to significant exchange rate risk since the majority of all our revenue, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies; for purposes of financial reporting, the results are translated into U.S. Dollars based on currency exchange rates prevailing during or at the end of the reporting period. We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. This risk applies to all of our foreign locations since a large percentage of their receivables and payables are transacted in a currency other than their local currency, mainly U.S. Dollars. In those cases, if the receivable is ultimately paid in less valuable Dollars, the foreign location realizes less proceeds in its local currency, which can adversely impact its margins. The periodic re-measurement of these receivables and payables are recognized in our Consolidated Statements of Operations. As the U.S. Dollar strengthens, our reported net revenues, operating profit (loss) and assets are reduced because the local currency will translate into fewer U.S. Dollars, and during times of a weakening U.S. Dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. Dollars. Translation of our Consolidated Statement of Operations into U.S. Dollars affects the comparability of revenue, expenses, operating income (loss), and earnings (loss) per share between years. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the weakening of the U.S. Dollar against major currencies, as shown in the table below, could materially affect our financial results.
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term derivative contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency derivative contracts to hedge the Brazilian, European and Indian export sales, which are predominately denominated in U.S. Dollars. However, these hedging programs only reduce exposure to currency movements over the limited time frame of up to eighteen months. Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the U.S. Dollar, any hedge contracts that have been entered into at higher rates result in losses recognized in our Consolidated Statements of Operations when they are settled. From January 1 to September 30, 2013, the Brazilian Real weakened against the U.S. Dollar by 9.1%, the Indian Rupee weakened against the U.S. Dollar by 13.8%, and the Euro strengthened against the U.S. Dollar by 2.5%.

At September 30, 2013 and December 31, 2012, we held foreign currency derivative contracts with a total notional value of $37.0 million and $52.2 million, respectively. At September 30, 2013, based on our current level of activity, and including any mitigation as the result of derivative contracts, we believe that a 10% strengthening of the Brazilian Real, the Euro, or the Indian Rupee against the U.S. Dollar would have impacted our operating profit on an annual basis as indicated in the table below:

(in millions)	10% Strengthening against U.S. $
	September 30, 2013	September 30, 2012
Real	$(3.8)	$(5.5)
Euro	(10.4)	(7.4)
Rupee	(0.3)	(0.1)
Total	$(14.5)	$(13.0)
At September 30, 2013, based on our current foreign currency forward contracts, a 10% weakening in the value of the Real, Euro or the Rupee against the U.S. Dollar would have resulted in losses under such foreign currency derivative contracts that would adversely impact our operating results as indicated in the table below:

(in millions)	10% Weakening against U.S. $
	September 30, 2013	September 30, 2012
Real	$(1.2)	$(1.5)
Euro	—	(1.5)
Rupee	—	—
Total	$(1.2)	$(3.0)

Item 4. Controls and Procedures.
Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013 and any change in our internal control over financial reporting that occurred during the third quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.
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

Changes In Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with such evaluation described above that occurred during our third quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see “Litigation” in Note 15 “Commitments and Contingencies” of the Notes to Financial Statements in Part I, Item 1 of this report, which is incorporated into this Part II, Item 1 by reference. These proceedings were also described in Part II, Item 1 (by incorporation by reference to Note 15 “Commitments and Contingencies” of the Notes to Financial Statements in Part I, Item 1) of our Quarterly Report on Form 10‑Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 6. Exhibits.

Exhibit Number		Description

31.1	*	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Labels Linkbase Document

101.PRE	*	XBRL Presentation Document

	*	filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECUMSEH PRODUCTS COMPANY
(Registrant)

Date: November 5, 2013	By	/s/ Janice E. Stipp
Janice E. Stipp
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

31.1	*	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certifications of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certifications of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Labels Linkbase Document

101.PRE	*	XBRL Presentation Document

	*	Filed herewith