Form 10-K
period 2013-12-31
TECUMSEH PRODUCTS CO
filed 2014-03-04
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, directors and executive officers of the Registrant and holders of more than 10% of our Class B Common Stock held an aggregate of 12,475 shares of the Registrant’s Class A Common Stock and 1,762,252 shares of its Class B Common Stock. The aggregate market value as of June 28, 2013 (based on the closing prices of $10.93 per Class A share and $11.06 per Class B share, as reported on the Nasdaq Stock Market on such date) of the 13,389,463 Class A shares and 3,315,494 Class B shares held by non-affiliates was $183,016,194.
Numbers of shares outstanding of each of the registrant’s classes of Common Stock at March 3, 2014:

Class B Common Stock, $1.00 Par Value:	5,077,746
Class A Common Stock, $1.00 Par Value:	13,401,938
DOCUMENTS INCORPORATED BY REFERENCE
Certain information in the definitive proxy statement/prospectus to be used in connection with the registrant’s 2014 annual meeting of shareholders scheduled to be held on April 30, 2014 has been incorporated herein by reference in Part III hereof.

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
Foreign Operations and Sales
We maintain manufacturing plants in the United States (“U.S.”), Brazil, France, and India, as well as assembly plants in Canada, Mexico, Malaysia and a joint venture in China. In 2013, sales to customers outside the U.S. represented more than 80% of total sales.
Our dependence on sales, assembly and manufacturing in foreign countries entails certain commercial and political risks, including currency fluctuations, unstable economic or political conditions in some areas and the possibility of U.S. government embargoes on sales to certain countries. We had no sales in 2013 that violated extended economic sanctions and export controls regarding Iran. Our foreign manufacturing operations are subject to other risks, including governmental expropriation, governmental regulations that may be disadvantageous to businesses owned by foreign nationals and instabilities in the workforce due to changing political and social conditions. These considerations exist in all of our foreign countries, but are especially significant in the context of our Brazilian operations, given the importance of their overall size and performance in relation to our total operating results.
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

•
reciprocating piston models ranging from 250 to 81,000 BTU/hour used in commercial refrigeration applications, such as ice makers, vending machines, food service equipment, display cases and refrigerated walk-in coolers and freezers,

•	rotary compressors ranging from approximately 5,000 to 32,000 BTU/hour used in stationary and mobile air conditioning applications, and

•	scroll compressors ranging from 9,000 to 120,000 BTU/hour that are designed specifically for demanding commercial refrigeration applications.
Rotary and scroll compressors generally provide increased operating efficiency, lower equipment space requirements and reduced sound levels when compared to reciprocating piston models. In addition, we produce variable speed compressors for a wide range of mobile cooling applications utilizing battery and solar power, including military, medical, telecommunications, aircraft, transportation and automotive applications. Our compressors use a variety of refrigerants for different applications, including hydrocarbon refrigerants. We also produce sub-assemblies and complete refrigeration systems that use our compressors as components. Such products include indoor and outdoor condensing units, multi-cell units and complete refrigeration systems that use both single speed and variable speed AC/DC powered compressors. These products are sold to both OEMs and authorized wholesale distributors.
In the last couple of years, we have introduced two major new products: the TA Mini and the AE2 Midi compressors. The TA Mini compressor platform is for use in household refrigeration and freezer applications, and the AE2 Midi compressor platform is for use in commercial refrigeration applications. Customer sales for these two products started in 2012. Major customers have tested these compressors and approved them for many of their applications. We expect to complete the transition from the prior models to the new products in 2014.
Manufacturing and Assembly Operations
We manufacture our products in facilities located in the U.S., Brazil, France and India. We also have assembly plants located in Canada, Mexico, Malaysia and a joint venture located in China. Our Brazilian compressor operations are the largest of our manufacturing locations. They include two sites producing our broadest product offerings, with an installed annual capacity of approximately 12.8 million compressors a year. Products that we produce in Brazil are sold throughout the world. Brazilian exports were approximately 24%, 29%, and 26% of Brazilian production in 2013, 2012, and 2011, respectively. The weakening of the Brazilian Real since the second half of 2011 has favorably impacted our competitiveness, and if the Indian Rupee remains weak compared to U.S. dollar, it may also favorably impact our competitiveness.
We produce compressor products in North America in our Mississippi manufacturing facility and assembly plants in Canada and Mexico. Installed annual capacity in Mississippi is approximately 3.0 million compressors a year. We also manufacture electric motors, a component of finished compressors, at our facility in Tennessee. In 2013, 2012 and 2011 approximately 16%, 13% and 14%, respectively, of the compressor products produced in our North American operations were exported outside of North America.
We operate three manufacturing facilities in France. The facilities in France have an aggregate annual compressor capacity of 3.1 million units. We also operate two manufacturing facilities in India with a current total annual compressor capacity of 4.5 million units.
We produce a significant portion of our component needs internally; however, we make strategic and concentrated purchases, particularly of raw materials, from a few suppliers. The principle raw materials used in our manufacturing processes are steel, copper and aluminum. In recent years, the volatility of commodity prices and related components has impacted us and the industry in general. We attempt to mitigate the volatility and impact of higher commodity prices through a combination of entering into commodity derivative contracts, customer price increases, material surcharges and cost reduction initiatives.
Our required raw materials and components are generally available in sufficient quantities from a variety of non-affiliated suppliers. To the extent possible, we concentrate purchases with one to two suppliers and develop long-term relationships with these vendors. By developing these relationships, we leverage our material needs to help in ensuring we obtain adequate supply levels for our production needs at a competitive cost.
Sales and Marketing
We market our compressor and condensing unit products under the following brand names: “Tecumseh,” “Masterflux,” “Silensys,” “Celseon” and “Vector.” We sell our products in 103 countries primarily through our own sales staff, as well as independent sales representatives and authorized wholesale distributors.

A substantial portion of our sales of compressor products for room air conditioners and for household refrigerators and freezers are to OEMs. A substantial portion of our sales of compressor products for unitary residential air conditioning systems and commercial refrigeration applications are to both OEMs and authorized wholesale distributors.
The breakdown of sales by class for 2013, 2012, and 2011 is set forth in the table below:

	% of Total Sales Volume
	2013	2012	2011
Commercial Refrigeration	59%	59%	58%
Household Refrigerator and Freezer	19%	22%	21%
Residential and Specialty Air Conditioning	22%	19%	21%
Total	100%	100%	100%

We have over 1,600 customers for compressors and condensing units. The majority of our customers are for commercial refrigeration products, while our customer base for household refrigeration and freezer (“R&F”) applications is much more concentrated. In 2013, our largest customers, Electrolux and Whirlpool Corporation, both of whom were primarily R&F customers, accounted for 8.3% and 7.7%, respectively of consolidated net sales. Loss of either of these customers could have a material adverse effect on our results. In 2014, we expect our sales to Electrolux to decline based on current negotiations. Generally, we do not enter into long-term contracts with our customers. However, we do pursue long-term agreements with select major customers where a business relationship has existed for a substantial period of time.
Competition
All of the compressor and condensing unit markets in which we operate are highly competitive. We compete with other compressor producers, including manufacturers of end products and other manufacturers that have internal compressor manufacturing operations. Most of these competitors manufacture their products outside the U.S. in countries where customers are manufacturing products that use compressors and where manufacturing costs are lower, including Asia and Eastern Europe. Worldwide productive capacities exceed global demand, which has put pricing pressure on major manufacturers in this market.
Participants compete on the basis of efficiency, price, sound level, refrigerant, delivery, reliability, availability and service, as well as compliance with various environmental and regional safety standards and regulations. For most applications there are numerous competitors. Some of our competitors offer more products and have greater financial, technical, manufacturing, research and development and management resources than we do. Products in some markets are relatively undifferentiated and competitors are introducing new products. Before the introduction of our TA Mini and AE2 Midi compressor platforms, our products were behind those of our competitors with respect to some of these competitive factors. The household refrigerator and freezer market is vertically integrated with many appliance producers manufacturing a substantial portion of their compressor needs. Due to the robust nature of our compressors for specialty air conditioning applications, we are particularly well suited for specialized, niche markets located in parts of the Middle East and Asia. In the U.S. and Europe specialty air conditioning compressor markets, we compete primarily with two manufacturers: Emerson/Copeland Corporation and Danfoss, Inc.
In Brazil, domestic compressor manufacturers have some protection from outside competition, including import duties for compressors delivering up to 18,000 BTU/hour of cooling capacity. This protection only pertains to components (e.g., compressors) and final products, not equipment. We believe that we and Whirlpool, S.A (selling compressors under the brand name “Embraco”) account for a majority of the compressors sold in Latin America for refrigeration and freezer applications. However, in prior years our market share in Brazil had been reduced, as the strength of the Brazilian currency made foreign imports relatively cheap despite the presence of duties. As a result, Asian manufacturers have captured market share, including small shares of the market for compressors for refrigeration and freezer applications, and importation of the end products containing compressors, particularly in the room air conditioning market. In addition, our Latin American sales are concentrated and we believe that Embraco is capturing additional market share. Since the second half of 2011, the Brazilian Real has been weakening, and we believe this has improved our competitiveness. In 2013, approximately 44.4% of the sales from our Brazilian location were made to its three largest customers, and the loss of any of these customers would have a significant impact on the results of operations of this location and on our consolidated results as a whole. In 2014, we expect our sales to Electrolux to decline based on current negotiations.

In East Asia, domestic compressor manufacturers also have some protection from outside competition, including import duties. We have manufacturing facilities in India, where our sales in this region are concentrated. Compressors used in air conditioning and household refrigerator applications are our primary markets in this region. This region has not yet fully developed a cold chain with temperature-controlled storage and distribution facilities. Our Indian sales are concentrated because there are fewer end product manufacturers in India. In 2013, approximately 45.1% of the sales from our Indian location into East Asian and Middle Eastern markets were made to its three largest customers, and the loss of any of these customers would have a significant impact on the results of operations of our Indian location and on our consolidated results as a whole.
Regulatory Requirements
Hydrochlorofluorocarbon compounds (“HCFCs”) are still used as a refrigerant in many air conditioning systems primarily in developing regions of the world. Under a 1992 international agreement, the use of virgin HCFCs in new pre-charged equipment was banned beginning January 1, 2010 in the U.S. Some Western European countries began HCFC phase-outs as early as 1998, while some of these countries have fully eliminated the use of HCFCs. During the last several years, we have approved and released a number of compressor models utilizing U.S. government approved hydrofluorocarbon (“HFC”) refrigerants. HFCs are also currently under global scrutiny and subject to possible future restrictions. We believe we are positioned to react in a timely manner to expected changes in the regulatory landscape.

In the last few years, there has been an even greater political and consumer movement toward the use of hydrocarbons (“HCs”) and carbon dioxide as alternative refrigerants, moving further away from the use of chlorine (which depletes the ozone layer of the atmosphere) and the use of fluorine (which contributes to the “green-house” effect). The most common HC refrigerants are isobutane (R600a) and propane (R290). HCs are flammable compounds and are approved by the U.S. Government with limits on the amount of refrigerant charge by application type. As part of the U.S. Environmental Protection Agency’s ("EPA") Significant New Alternatives Policy ("SNAP"), HC refrigerants have been approved in household refrigerators and freezers and self-contained commercial refrigeration equipment.
The EPA limits the charge size of isobutane to a maximum of 57 grams (2 ounces) for household refrigerator and freezer applications and the charge size of propane for self-contained commercial refrigeration applications to a maximum of 150 grams (5.3 ounces). We build compressors utilizing HCs for sale into European, Latin American and Indian markets. We also supply a small volume of HC compressors and condensing units in the U.S., where hydrocarbons are slowly being adopted by the market. It is not presently possible to estimate the level of expenditures that will be required to meet future industry requirements or the effect on our earnings or competitive position. Nonetheless, we expect that our product development process will address these changes in a timely manner.
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
Geographic Location Information
The results of operations and other financial information by geographic location for the years ended December 31, 2013, 2012 and 2011, appear in Note 17 “Business Segments – Geographic Information” of the Notes to Consolidated Financial Statements which is in Part II, Item 8, of this report, “Financial Statements and Supplementary Data,” and that information is incorporated by reference into this Item 1.
Backlog and Seasonal Variations
Most of our production is against short-term purchase orders and order backlog is not significant.
Compressor products are subject to some seasonal variation among individual product lines. In particular, sales for compressor products are higher in the first and second quarters for customer needs prior to the commencement of warmer weather in the northern hemisphere, for both residential air conditioning products and commercial refrigeration applications. This seasonal effect is somewhat, though not completely, offset by sales volumes in the southern hemisphere. Depending on relative performance among the regions, and external factors such as foreign currency changes and global weather, trends can vary. In the past three years, consolidated sales in the aggregate have exhibited a slight seasonal trend, with sales in the first half of the year higher than sales in the second half of the year.
Patents, Licenses and Trademarks
We own a substantial number of patents, licenses and trademarks and deem them to be important to certain lines of our business; however, the success of our overall business is not considered primarily dependent on them. In the conduct of our business, we own and use a variety of registered trademarks, the most familiar of which is the trademark consisting of the word “Tecumseh” in combination with a blue Native American silhouette.
Research and Development
The ability to successfully bring new products to market in a timely manner has become a critical factor in competing in the compressor products business. System energy efficiency standards and new refrigerants required by environmental regulations will continue to require advances in compressor designs. Variable speed technology is being applied where the cost/benefit can be justified.
We develop the concepts for new products at our research and development center in Ann Arbor, Michigan and with project design teams located in our various manufacturing regions. We have developed full compressor simulation software, which, combined with extensive lab instrumentation, helps us design the thermal, fluid, acoustic and mechanical design aspects of our new products.

We focus our design efforts on the reliability of our products and simplicity in manufacturing. We spent approximately $14.7 million, $15.1 million, and $19.8 million during 2013, 2012 and 2011, respectively, on research and development activities relating to the development of new products and the development of improvements to existing products.
Employees
On December 31, 2013, we employed approximately 5,800 full-time equivalent employees and an additional 1,600 temporary employees and contractors worldwide, 91% of whom were employed in foreign locations. While none of our U.S. employees were represented by labor unions, many of our foreign location personnel are represented by national trade unions. Over the course of the past few years, we have focused on reducing our permanent global workforce and aligning our temporary workforce as part of our overall efforts to restructure the business and improve our overall cost structure. We believe we generally have a good relationship with our employees.
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
Our cash position has become increasingly important in light of constrained capital markets and the current economic environment. Our cash position has not been generated from operations but instead by non-recurring divestitures, new financing arrangements and pension plan reversions. However, we may not be able to maintain our current levels of liquidity. We have incurred losses in six of our last seven years, including 2013, and would have incurred a loss in 2012 if we had not recognized a $45.0 million postretirement benefit curtailment gain due to the termination of certain postretirement benefits for salaried employees and retirees. We believe we will continue to incur net losses for the next several years. Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, in particular from uncertainties related to future sales levels, global economic conditions, currency exchange effects and commodity pricing. We may not be able to generate cash from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. Additional restructuring activities may be necessary and might include changing our current footprint, consolidating facilities, otherwise reducing our manufacturing capacity, selling assets or reducing the number of our employees. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. While we believe that current cash balances, available borrowings under our credit facilities, proceeds from sales of assets and cash inflows related to non-income tax refunds will produce adequate liquidity to implement our business strategy over at least the next twelve months, there is a risk that the costs of any such restructuring and cash required will exceed the benefits received from such activities or that such benefits will ultimately be inadequate if sales or economic conditions deteriorate. In addition, while our business dispositions in prior years have improved our liquidity, many of the sale agreements provide for certain retained liabilities and indemnities, including liabilities that relate to environmental issues and product warranties. Future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
If we are unable to develop successful new products, our sales could be adversely affected and we might not be profitable.
If we are unable to develop and successfully market competitive products, our sales volumes could be adversely affected and we might not be profitable. Products in our markets are relatively undifferentiated and new products are continuously introduced to the market. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and on our ability to successfully develop products for new regulations and timely identify, develop, manufacture, market, and sell new or improved products in these changing markets. If we fail to do so, our financial condition and results of operations could be adversely affected.
If we do not effectively improve productivity and restructure to reduce costs and bring them in line with projected production levels and product mix, we might not be profitable.
If we are unable to improve productivity and restructure to reduce costs we might not be profitable. Our ability to make these improvements depends on our success in implementing lean manufacturing processes and reducing waste, addressing our excess capacity and high fixed cost base, optimizing headcount, enhancing the design of our products to increase manufacturing efficiency and using lower cost materials. Restructuring and realignment of our manufacturing operations and personnel or system implementations might cause business disruptions and might not result in the expected amount of savings or make us profitable.
The loss of, or substantial decline in sales to, any of our key customers, including Electrolux or Whirlpool, could adversely affect our sales volumes, profitability and liquidity.
In 2013, our largest customers, Electrolux and Whirlpool Corporation, both of whom were R&F customers, accounted for 8.3% and 7.7%, respectively of consolidated net sales. In 2014, we expect our sales to Electrolux to decline based on current negotiations. Loss of either of these customers, or substantial declines in sales to either of them, could have an adverse effect on our sales volumes and our resulting profitability and liquidity. Generally, we do not enter into long-term contracts with our customers, making it easier for the customer to change volume among suppliers. Larger customers may also seek to use their position to improve their performance by various means, including improved efficiency, lower pricing and increased promotional programs. If we are unable to meet their requirements, our sales volume and related profitability and liquidity could be negatively affected. Additionally, the loss of market share or financial difficulties, including bankruptcy, by these large customers could have a material adverse effect on our liquidity, financial position and results of operations.
Current and future global or regional political and economic conditions, including credit markets, could have an adverse effect on our sales volumes, liquidity and profitability.
Our sales volumes, liquidity and profitability depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as consumers postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. The global recession precipitated by the financial crisis and subsequent weak and uncertain global economy had a detrimental effect on our sales volumes over the last several years, and a related detrimental effect on our liquidity and profitability. A number of factors, including, but not limited to, gross domestic product, availability of consumer credit, interest rates, consumer confidence, unemployment levels, debt levels, retail trends, housing starts, inventory levels, commodity costs and foreign currency exchange rates, generally affect demand for our products. In the event of financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed income, credit, currency and equity markets. This could have a number of effects on our business, including the inability of end customers to obtain credit to finance purchases of products containing our products, and failure of derivative counterparties and other financial institutions. A further decline in economic activity and conditions, or continued volatility in global economic conditions in the U.S., Brazil, Europe, Asia and the other markets in which we operate could adversely affect our financial condition and results of operations, including our sales volumes, liquidity and profitability.
Regional economic conditions can also have an adverse effect on our sales volumes, with a resulting adverse impact on our liquidity and profitability. The prolonged stagnation in the Euro zone, which has impacted other economies in the region, the government shut-down in the U.S. during 2013 and the continued debt-ceiling debate, as well as currencies in emerging markets which fell against the dollar have led to uncertainties in each of these markets. If these uncertainties continue, our financial condition and results of operations, including our sales volumes, liquidity and profitability could be adversely affected.
Increased or unexpected product warranty claims could adversely affect us.
We provide our customers a warranty on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months to 36 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, future warranty claims might not follow historical patterns or we might not accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims could materially and adversely affect our financial condition, results of operations and cash flows. For example, in 2013, we incurred $14.5 million in expenses to replace defective products shipped to customers, compared to $6.4 million in 2012.
We operate in highly competitive markets.
All of the compressor and condensing unit markets in which we operate are highly competitive. We compete on the basis of efficiency, price, sound level, refrigerant, delivery, reliability, availability and service, as well as compliance with various environmental and regional safety standards and regulations. For most applications there are numerous competitors, some of which offer more products and have greater financial, technical, manufacturing, research and development and management resources than we do. Products in some markets are relatively undifferentiated and competitors are introducing new products. If our products do not meet or exceed the attributes of our competitors' offerings, we could be at a disadvantage in the affected product lines. These and other factors might have a material adverse effect on our results of operations.
In addition, we operate in environments where worldwide productive capacities exceed global demand and customers and competitors are establishing new productive capacities in low cost countries. These trends have put downward pressure on prices and in some cases have resulted in us losing market share. These trends may also result in the need for us to restructure our operations further by removing excess capacities and engaging in joint ventures with manufacturers in low cost countries. There is no guarantee that these initiatives, which could include plant closures, reductions in the number of our employees, asset sales and expanded operations in low cost countries, would improve our profitability in the future.
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
We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. Since our primary risk stems from sales transacted at foreign locations which have the resulting receivable denominated in U.S. Dollars, this risk affects our business adversely when the Brazilian Real, Euro or Indian Rupee strengthens against the U.S. Dollar. In these cases, when the receivable is ultimately paid in less valuable U.S. Dollars, the foreign location realizes less net revenue in its local currency, which can adversely impact its margins. We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. While the use of currency hedging instruments may provide us with short-term protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.
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
Our international sales and operations, including our purchases of raw materials from international suppliers, are subject to risks associated with changes in local government laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, governmental expropriation and governmental regulations that may be disadvantageous to businesses owned by foreign nationals, and instabilities in the workforce due to changing political and social conditions. Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to political and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. The ability to manage these risks could be difficult and may limit our operations, as well as make the manufacture and sale of our products more difficult, which could negatively affect our business and results of operations. See “Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Liquidity” and “Liquidity Sources – Cash inflows related to taxes” for a description of our outstanding refundable non-income taxes in Brazil and India.
We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. Dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in, or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature, if they occur or continue for significant periods of time, could have an adverse effect on our results of operations and financial condition in any given period.
We are also subject to additional disclosure requirements, including conflict minerals disclosure requirements. Compliance with these new requirements could have a material adverse impact on our results of operations, financial condition and liquidity, as well as divert management's attention away from running our business.

Our operations and products are subject to extensive environmental laws and energy regulations.
Our manufacturing operations are subject to stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. These regulations can vary widely across the countries in which we do business. While we believe that we are in compliance in all material respects with these environmental laws and regulations, we could still be adversely impacted by costs, liabilities or claims with respect to existing, previously divested, or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties, or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination and the amount of such liability could be material. See “Item 8 – Financial Statements and Supplementary Data – Note 16 “Commitments and Contingencies – Litigation – Environmental Matters” of Notes to Consolidated Financial Statements" for a description of our environmental matters.
In addition, governmental regulations control the types of refrigerants that may be utilized in our products, and this global scrutiny continues to evolve over time. We have continued to address these changes in regulation by approving and releasing new models that meet governmental and customer requirements. We also strive to have our products meet requirements for energy efficiency, which can vary substantially in the different geographic markets in which we sell our products. Future legislation may require substantial levels of expenditure to meet industry requirements, which could have a material adverse effect on our business, results of operations and financial condition.
Price volatility of commodities we purchase could have an adverse effect on our cash flow or results of operations.
The price of raw materials, such as steel, copper and aluminum are one of the most significant cost and cash flow impacts on our business. The prices of these commodities have remained extremely volatile over the past few years and due to competitive markets, we are typically not able to quickly recover product cost increases through price increases or other cost savings. While we have been proactive in addressing volatility of these costs by using derivatives to hedge price risk associated with forecasted purchases of certain raw materials, our hedged price could result in our paying higher or lower prices for commodities as compared to the market prices for those commodities when purchased and will not protect us against longer term price increases. Our hedges may also be ineffective in offsetting changes in spot commodity prices, increasing, rather than decreasing, our exposure to commodity price changes. Decreases in spot prices below our hedged prices can put us at a competitive disadvantage compared to less hedged competitors and can also require us to post cash collateral with our hedge counterparties, which could impact our liquidity and cash flows. At December 31, 2013, we were required to post $0.8 million of cash collateral on our commodity hedges. In addition, increases in steel prices have a particularly negative impact as there is currently no well-established global market for hedging against increases in the cost of steel. Continued volatility of commodities or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations. Our hedging activities might not be successful to manage our costs. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Commodities” and “—Outlook” and “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Risk” for a description of raw material price volatility and a description of our hedging activity.
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
Our management team is an important part of our business and loss of key employees could impair our success.
We benefit from the leadership and experience of our senior management team and other key employees and depend on their continued services to successfully implement our business strategy. The unexpected loss of key employees could have an adverse effect on our operations and profitability if we are unable to secure adequate replacement personnel.
We may be adversely impacted by work stoppages and other labor matters.
As of December 31, 2013, we employed approximately 5,800 full-time equivalent employees and an additional 1,600 temporary employees and contractors worldwide. The majority of people we employ on a full time and temporary basis are in foreign locations and approximately 4,500 are represented by national trade unions. While we do not believe that we will be impacted by work stoppages and other labor matters, future issues with our labor unions might not be resolved favorably and we might encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees.

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
A breach in cyber security relating to our information technology systems or failures of third-party technology service providers to perform effectively could adversely affect our reputation, competitive position, business or results of operations.
We rely on information technology systems to process, transmit and store electronic information and manage and operate our business. A breach in cyber security could expose us and our customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business or results of operations.
In addition, we have outsourced certain information technology support services and administrative functions, such as payroll processing and benefit plan administration, to third-party service providers and may outsource other functions in the future to achieve cost savings and efficiencies. If the service providers to which we outsource these functions do not perform effectively, we may have to incur additional costs to correct errors made by such service providers. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies or the loss of or damage to intellectual property through security breach, or harm employee morale.
Our financial statements may be impacted by future changes in accounting rules and requirements.
Future changes in accounting rules and disclosure requirements could significantly impact our reported financial results and the comparability of financial statements. We constantly monitor the new accounting proposals under development by the standard setting bodies. Potential future changes in accounting rules and regulations could be time-consuming and costly to implement.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located in the United States of America in Ann Arbor, Michigan, approximately 40 miles west of Detroit. We have properties in the U.S., Brazil, France, India, Canada, Mexico, China, Malaysia, Poland and Thailand, occupying approximately 4.8 million square feet; approximately 3.9 million square feet are devoted to manufacturing and assembly. Manufacturing and assembly facility utilization varies during the year depending on the production cycle. All owned and leased properties are adequate and suitable, well maintained and equipped for the purposes for which they are used. See Item 1. Business - "Manufacturing and Assembly Operations" for a description of the production capacity of our manufacturing and assembly facilities. Management believes our manufacturing facilities have excess capacity around the world and is considering reducing excess capacity which could result in a significant change in our manufacturing footprint.
The schedule below outlines our significant facilities by location, ownership and function as of December 31, 2013.

Location	Square Feet	Ownership	Use
United States:
Verona, Mississippi	530,000	Leased	Manufacturing
Verona, Mississippi	135,200	Leased	Distribution
Verona, Mississippi	100,000	Leased	Distribution
Paris, Tennessee	190,000	Owned	Manufacturing
Tecumseh, Michigan	26,343	Owned	Storage
Ann Arbor, Michigan (a)	32,400	Leased	Subleased
Ann Arbor, Michigan	49,500	Owned	Office and Technical Center
Brazil:
Sao Carlos, Brazil Plant 1	431,905	Owned	Manufacturing
Sao Carlos, Brazil Plant 2	1,001,249	Owned	Manufacturing
France:
Cessieu, France	316,925	Owned	Manufacturing
Barentin, France	312,363	Owned	Manufacturing
La Mure, France	114,379	Owned	Manufacturing
La Verpilliere, France	341,415	Owned	Technical Center
Vaulx Milieu, France	240,078	Leased	Office and Distribution
India:
Hyderabad, India (b)	466,962	Owned	Manufacturing
Ballabgarh, India (b)	246,128	Owned	Manufacturing
Canada:
Aylmer, Ontario, Canada	77,700	Owned	Assembly
Mexico:
Monterrey, Mexico	50,000	Leased	Assembly
China:
Song Jiang, China	72,000	Leased	Assembly
Malaysia:
Port Klang, Malaysia	58,205	Leased	Assembly
(a) In November 2012, we entered into a sublease of our original corporate office; in February 2013, we moved our corporate office function into the same building as our Technical Center.
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
Our Class A and Class B Common Stock trade on The Nasdaq Stock Market LLC under the symbols TECUA and TECUB, respectively. Total shareholders of record as of February 28, 2014 were approximately 204 for Class A Common Stock and 205 for Class B Common Stock. As of February 28, 2014, the closing price per share of our Class A Common Stock was $7.90 and the closing price per share of our Class B Common Stock was $7.58 We do not currently expect to pay dividends. See “Note 8 – Debt” of Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for a description of restrictions in our credit facility limiting our ability to pay dividends. As of the date of this report, we have no equity securities authorized for issuance under compensation plans, other than the 2014 Omnibus Incentive Plan, which we are submitting to shareholders for approval at the 2014 annual meeting, expected to be held on April 30, 2014. We did not repurchase any of our equity securities during the fourth quarter of 2013.
Market Price and Dividend Information
Range of Common Stock Prices and Dividends for 2013

	Sales Price				Cash Dividends Declared
	Class A		Class B
Quarter Ended	High	Low	High	Low
March 31	$9.67	$4.75	$9.61	$4.78	$—
June 30	11.08	8.18	11.06	7.70	—
September 30	12.10	8.95	12.23	8.69	—
December 31	9.10	7.01	9.08	6.75	—
Range of Common Stock Prices and Dividends for 2012

	Sales Price				Cash Dividends Declared
	Class A		Class B
Quarter Ended	High	Low	High	Low
March 31	$5.31	$4.02	$5.01	$3.99	$—
June 30	5.13	3.10	5.16	3.34	—
September 30	5.91	4.96	6.47	5.13	—
December 31	5.25	4.38	6.20	4.01	—

Stock Performance Graph
The following graph and table depict the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each class of Tecumseh common stock, the S&P 500 Index, and the S&P Composite Industry Index for the five year period from December 31, 2008 through December 31, 2013.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	2008	2009	2010	2011	2012	2013
Tecumseh Products Company - Class A	100	122.03	136.22	49.06	48.23	94.47
Tecumseh Products Company - Class B	100	121.47	136.65	46.60	48.17	95.08
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P Composite Industry Index *	100	146.77	191.33	145.25	250.81	375.37

*	S&P Composite Industry Index comprises the S&P Household Appliances Index (50%), the S&P Industrial Machinery Index (25%) and the S&P Electrical Components and Equipment Index (25%).

ITEM 6.	SELECTED FINANCIAL DATA
The following is a summary of certain of our financial information.

	Years Ended December 31,
(In millions, except share and per share data)	2013	2012	2011 (b)	2010 (a)(b)	2009 (a)(b)
Net sales	$823.6	$854.7	$864.4	$933.8	$735.9
Cost of sales	(745.5)	(790.0)	(826.5)	(849.5)	(687.6)
Gross profit	78.1	64.7	37.9	84.3	48.3
Selling and administrative expenses	(104.9)	(107.7)	(108.1)	(114.1)	(125.2)
Other income (expense), net	21.4	22.3	14.7	14.3	7.4
Impairments, restructuring charges, and other items	(13.6)	40.6	(8.5)	(50.3)	(24.4)
Operating (loss) income	(19.0)	19.9	(64.0)	(65.8)	(93.9)
Interest expense	(9.2)	(10.2)	(10.5)	(10.6)	(10.8)
Interest income	1.5	3.2	2.3	1.2	2.3
(Loss) income from continuing operations before taxes	(26.7)	12.9	(72.2)	(75.2)	(102.4)
Tax (expense) benefit	(7.7)	10.2	0.9	16.6	10.6
(Loss) income from continuing operations	(34.4)	23.1	(71.3)	(58.6)	(91.8)
(Loss) income from discontinued operations, net of tax	(3.1)	(0.5)	(1.9)	1.8	(1.6)
Net (loss) income	$(37.5)	$22.6	$(73.2)	$(56.8)	$(93.4)
Basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(1.86)	$1.25	$(3.86)	$(3.17)	$(4.97)
(Loss) income from discontinued operations	(0.17)	(0.03)	(0.10)	0.10	(0.09)
Net (loss) income per share	$(2.03)	$1.22	$(3.96)	$(3.07)	$(5.06)
Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480	18,480
Cash dividends declared per share	$—	$—	$—	$—	$—
Cash and cash equivalents	$55.0	$55.3	$49.6	$65.9	$90.7
Working capital	$100.3	$105.0	$107.4	$185.2	$149.8
Property, plant and equipment, net	$122.8	$157.0	$189.4	$234.9	$259.7
Total assets	$487.4	$527.9	$563.7	$761.8	$767.1
Long-term borrowings	$17.5	$5.8	$4.8	$13.2	$8.0
Total stockholders’ equity	$210.3	$258.4	$285.9	$434.9	$463.4
Capital expenditures	$11.8	$13.8	$17.7	$9.2	$7.9
Depreciation and amortization	$33.5	$36.4	$40.5	$40.4	$45.2

(a)	Certain reclassifications have been made to prior results to conform to classifications used at December 31, 2011. These classifications have no impact on net income.

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
Readers are cautioned that actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, i) our history of losses and our ability to maintain adequate liquidity in total and within each foreign operation; ii) our ability to develop successful new products in a timely manner; iii) the success of our ongoing effort to improve productivity and restructure to reduce costs and bring them in line with projected production levels and product mix; iv) the extent of any business disruption that may result from the restructuring and realignment of our manufacturing operations and personnel or system implementations, the ultimate cost of those initiatives and the amount of savings actually realized; v) loss of, or substantial decline in, sales to any of our key customers; vi) current and future global or regional political and economic conditions, including housing starts, and the condition of credit markets, which may magnify other risk factors; vii) increased or unexpected warranty claims; viii) actions of competitors in markets with intense competition; ix) financial market changes, including fluctuations in foreign currency exchange rates and interest rates; x) the ultimate cost of defending and resolving legal and environmental matters, including any liabilities resulting from the regulatory antitrust investigations commenced by the United States Department of Justice Antitrust Division and the Secretariat of Economic Law of the Ministry of Justice of Brazil, both of which could preclude commercialization of products or adversely affect profitability and/or civil litigation related to such investigations; xi) local governmental, environmental, trade and energy regulations; xii) availability and volatility in the cost of materials, particularly commodities, including steel, copper and aluminum, whose cost can be subject to significant variation; xiii) significant supply interruptions or cost increases; xiv) loss of key employees; xv) the extent of any business disruption caused by work stoppages initiated by organized labor unions; xvi) risks relating to our information technology systems; xvii) impact of future changes in accounting rules and requirements on our financial statements; xviii) default on covenants of financing arrangements and the availability and terms of future financing arrangements; xix) reduction or elimination of credit insurance; xx) potential political and economic adversities that could adversely affect anticipated sales and production; xxi) in India, potential military conflict with neighboring countries that could adversely affect anticipated sales and production; xxii) weather conditions affecting demand for replacement products; and xxiii) the effect of terrorist activity and armed conflict. These forward-looking statements are made only as of the date of this report, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
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
Furthermore, we continuously monitor future changes in local governmental regulations with regards to allowable refrigerants we can use in our compressors and condensing units.  These future changes can also have a significant impact on our sales and our product costs.
Economy
Our sales depend significantly on worldwide economic conditions, which impact the demand for the products in which our products are used. Global economic weakness and uncertainty continued to impact our sales in 2013. While the U.S. economy generated some positive news regarding business investment and exports, there was offsetting negative news regarding imports and consumer spending. The prolonged stagnation in Western Europe has impacted other economies in the region. Finally, while credit markets in the U.S. appear to be easing, in the Euro zone, bank lending continued to decrease in 2013.
Our sales decreased in 2013 compared to 2012 primarily due to the unfavorable impact of changes in currency exchange rates as well as net lower volumes and unfavorable changes in mix, partially offset by net price increases. Excluding the effects of foreign currency translation, sales in 2013 were approximately 0.8% lower than in 2012 .

Commodities
Our results of operations are very sensitive to the prices of commodities due to the high content of copper and steel and the increasing usage of aluminum in our compressor products,
The average market costs for the types of copper, steel and aluminum used in our products decreased in 2013 as compared to 2012, with copper decreasing by 10.3%, steel decreasing by 6.7% and aluminum decreasing by 16.5%. After consideration of our hedge positions our average cost of copper and aluminum decreased in 2013 by 5.9% and 7.6%, respectively, compared to 2012. Our average cost of copper and aluminum in 2013 is lower in our results of operations when compared to 2012, primarily due to market price reductions. Extreme volatilities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced derivative contracts.
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
Based upon the introduction of the new TA Mini and AE2 Midi platforms, we used more aluminum in our motors in 2013 and expect to continue this trend in 2014. While aluminum is typically not as volatile as copper and steel, it can demonstrate significant price swings. We execute derivative contacts for aluminum to help mitigate the risk of rising aluminum prices.
We have been proactive in addressing the volatility of copper and aluminum costs, including executing derivative contracts, as of December 31, 2013 to cover approximately 25.9% and 29.1% of our projected 2014 usage, respectively. Continued volatility of these costs could nonetheless have an adverse effect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
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
Currency Exchange
The compressor industry, and our business in particular, are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During each of 2013 and 2012, approximately 80% of our sales activity took place outside the U.S., including Brazil, Europe and India. As a result of these factors, our consolidated financial results are sensitive to changes in foreign currency exchange rates, especially the Brazilian Real, the Euro and the Indian Rupee. These currencies have been volatile against the U.S. Dollar in 2013, as shown in the table below:

	Strengthened/(Weakened)	Strengthened/(Weakened)	Strengthened/(Weakened)
	Brazilian Real	Indian Rupee	Euro
12/31/12 vs 03/31/13	1.5%	1.3%	(2.9)%
03/31/13 vs 06/30/13	(10.0)%	(9.7)%	1.5%
06/30/13 vs 09/30/13	(0.6)%	(5.4)%	3.9%
09/30/13 vs 12/31/13	(5.0)%	1.2%	1.6%
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
Liquidity
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly related to uncertainties of future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed above. However, in 2013, we generated $11.6 million of cash flow from operating activities. Our net loss included the following non-cash items: depreciation and amortization of $33.5 million, $6.3 million change of deferred taxes primarily related to the curtailment of our postretirement benefit plans, share based compensation of $0.8 million and 0.2 million loss on disposal of property and equipment, partially offset by a gain on employee retirement benefits of $11.6 million.
In 2013, we received approximately $9.9 million and $18.6 million of outstanding refundable non-income taxes in India and Brazil, respectively. We have received and expect to receive refunds of outstanding Indian and Brazilian non-income taxes through the end of 2015. Due to changes in exchange rates, the actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. We expect to recover approximately $16.7 million of the $27.3 million outstanding refundable taxes in the next twelve months, primarily related to the short-term portion of the outstanding refundable taxes of $12.4 million in Brazil and $2.9 million in India. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
We realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or, sales or economic conditions improve. As a result, we continued to adjust our workforce levels as conditions demanded in 2013 in order to reduce our aggregate salary, wages and employee benefits. Total realized savings on an annual basis were approximately $2.5 million. We incurred a charge of $9.9 million associated with the layoffs which took place in 2013. The realized savings in 2013 are consistent with our initial estimates. As previously discussed, we have commenced several strategic initiatives, which include rolling out lean manufacturing techniques and reducing our indirect staff through a social plan at our French facility. Additional restructuring actions may be necessary during the next several quarters and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, further reductions in our workforce, sales of assets, and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances, cash proceeds from the sale of assets or new financing arrangements. If such actions are taken, there is a risk that the costs of the restructuring and cash required will exceed our original estimates or the benefits received from such activities.
In December 2013, we amended our Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”), subject to the terms and conditions of the agreement, to extend the maturity of our facilities to December 11, 2018, to add a new Term Loan for up to $15.0 million, subject to conditions precedent which have not yet been met and to continue our revolving credit facility up to $34.0 million (formerly $45.0 million), which continues to include up to $10.0 million in letters of credit, subject to a narrower borrowing base formula, lender reserves and PNC’s reasonable discretion. The loans under the facilities bear interest at either LIBOR or an alternative base rate, plus a margin that varies with borrowing availability. Currently, $12.7 million of the funds received from the PNC Term Loan are held in a blocked account and recorded in "Restricted cash and cash equivalents" on our Consolidated Balance Sheets. Interest has begun accruing on the entire $15.0 million Term Loan balance, and the sixty monthly installments of $250,000 to repay the principal on the Term Loan began January 2, 2014. The funds in the blocked account will become available if and when we satisfy all of the closing conditions, which we must do by May 31, 2014, or PNC may apply the amount held in the blocked account to principal installments of the Term Loan. As part of the amendment, we used $2.3 million of the Term Loan funds, at the time of the amendment, to pay down a portion of the PNC revolving credit. We were in compliance with all covenants and terms of the agreement at December 31, 2013. At December 31, 2013, our borrowings under these facilities totaled $23.0 million, with $15.0 million outstanding on the term loan and $8.0 million outstanding on the revolver. We also had $3.2 million in outstanding letters of credit. A fixed charge coverage ratio covenant applies if our availability falls below a specified level for more than five business days. At December 31, 2013, our availability fell below this threshold. In January 2014, we paid $2.0 million on our revolving credit line so that the fixed charge coverage ratio was not required to be tested as of December 31, 2013, however, if we were required to test the fixed coverage charge ratio we would be in compliance. We had $1.1 million of additional borrowing capacity under this facility as of December 31, 2013, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings.

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
RESULTS OF OPERATIONS
A summary of our operating results is shown below:
Year Ended December 31, 2013 vs. Year Ended December 31, 2012

(in millions)	2013	%	2012	%
Net sales	$823.6	100.0%	$854.7	100.0%
Cost of sales	(745.5)	(90.5%)	(790.0)	(92.4%)
Gross profit	78.1	9.5%	64.7	7.6%
Selling and administrative expenses	(104.9)	(12.7%)	(107.7)	(12.6%)
Other income (expense), net	21.4	2.6%	22.3	2.6%
Impairments, restructuring charges, and other items	(13.6)	(1.7%)	40.6	4.7%
Operating (loss) income	(19.0)	(2.3%)	19.9	2.3%
Interest expense	(9.2)	(1.1%)	(10.2)	(1.2%)
Interest income	1.5	0.2%	3.2	0.4%
(Loss) income from continuing operations before taxes	(26.7)	(3.2%)	12.9	1.5%
Tax (expense) benefit	(7.7)	(0.9%)	10.2	1.2%
(Loss) income from continuing operations	$(34.4)	(4.1%)	$23.1	2.7%
Net sales in the year ended December 31, 2013 decreased by $31.1 million, or 3.6%, compared with the same period of 2012. Excluding the decrease in sales due to the effect of changes in foreign currency translation of $24.4 million, net sales decreased by 0.8% from 2012, primarily due to net decreases in volume and mix, partially offset by net price increases.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 59% of our total sales and decreased by 3.2% to $487.7 million in 2013, when compared to 2012. Lower volume and unfavorable changes in sales mix of $16.1 million and unfavorable changes in currency exchange rates of $2.5 million were partially offset by price increases of $2.7 million. Volume decreases are mainly attributable to our European and North American markets due to continued soft market conditions, partially offset by volume and mix improvements attributable to our Indian and Brazilian operations.
Sales of compressors for air conditioning applications and all other applications represented 22% of our total sales and increased by 9.6% to $180.9 million in 2013, when compared to 2012. This increase is primarily due to higher volumes and favorable changes in sales mix of $25.4 million and price increases of $0.7 million, partially offset by unfavorable changes in currency exchange rates of $10.3 million. Volume increased in Brazil primarily due to a temporary shutdown of one of our major Brazilian customers in 2012 which did not recur in 2013. Volume also increased as a result of improved demand in Europe, partially offset by reduced sales in North America due to soft market conditions in the first half of 2013, specifically in the trucking industry, as well as lower volumes in India in the second half of the year related to a warranty claim that originated in the second quarter.

Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 19% of our total sales and decreased by 16.7% to $155.0 million in 2013, when compared to 2012. This decrease is primarily due to lower sales volume and unfavorable changes in sales mix of $20.4 million and unfavorable changes in currency exchange rates of $11.6 million, partially offset by price increases of $1.0 million. Volume decreases are primarily the result of lower local demand at our Brazilian location.
Gross profit increased by $13.4 million from $64.7 million, or 7.6% of net sales, in 2012 to $78.1 million, or 9.5% of net sales in 2013. The increase in gross profit in 2013 was primarily attributable to favorable changes in currency exchange effects of $14.4 million, favorable changes in commodity costs of $6.1 million and net price increases of $4.4 million, partially offset by unfavorable changes in other material and manufacturing costs of $6.4 million and net unfavorable changes in volume and sales mix of $5.1 million. The changes in material and manufacturing costs primarily relate to a warranty claim in India that originated in the second quarter of 2013, for which we recorded expense of $5.6 million, as well as a warranty claim in Europe, for which we recorded expense of $2.7 million. The unfavorable impact of these warranty claims was partially offset by other favorable changes in material and manufacturing costs of $1.9 million.
Selling and administrative (“S&A”) expenses decreased by $2.8 million from $107.7 million in 2012 to $104.9 million in 2013. As a percentage of net sales, S&A expenses were 12.7% in 2013 compared to 12.6% in 2012. The decrease was due to lower professional fees of $2.2 million, primarily related to fees paid to a financial adviser in 2012 that did not recur in 2013, a decrease in depreciation of $1.5 million primarily due to an information technology asset that became fully depreciated in the fourth quarter of 2013, a decrease of $1.2 million related to our incentive compensation awards and a decrease of $0.5 million in other miscellaneous expenses. These decreases were partially offset by $1.0 million of bad debt expense recognized in the second quarter of 2013 due to a bankruptcy filing by one of our Brazilian customers and an increase of $1.6 million in employee benefits which primarily related to an increase in healthcare claims. As of December 31, 2013, we partially achieved our target levels of performance related to our compensation awards; however, these levels were lower in 2013 as compared to 2012. The decrease in the portion of the incentive compensation earned was partially offset by the re-measurement of the value of our outstanding share-based compensation awards as our Class A Common Stock closing price at December 31, 2013 was $9.05 compared with $4.62 at December 31, 2012.
Other income (expense), net, decreased by $0.9 million from $22.3 million in 2012 to $21.4 million in 2013. The decrease is mainly due to $2.9 million of income due to our sale of the right to proceeds from a future potential settlement of a lawsuit involving our Brazilian location received in the second quarter of 2012, $1.3 million due to a mutual release agreement that we signed in the second quarter of 2012 and a $1.8 million decline in income from Indian government incentives, primarily due to a one-time incentive which occurred in the first quarter of 2012. These decreases were partially offset by $1.4 million of income related to securities that had zero net book value and were sold during the second quarter of 2013, a $2.8 million increase in net amortization of gains for our postretirement benefits primarily due to curtailment of these benefits in the second quarter of 2012, (see Note 5, “Pension and Other Postretirement Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 of this report, for additional information), a $0.8 million increase in miscellaneous other income, primarily due to miscellaneous other expense recognized in 2012 that did not recur in 2013 and a $0.1 million favorable change in foreign currency exchange rates.
We recorded expense of $13.6 million in impairments, restructuring charges, and other items in 2013 compared to $40.6 million of income in 2012. In 2013, this expense included $9.9 million related to severance, $2.7 million related to business process re-engineering, $0.5 million of costs related to the relocation of our corporate office, $0.3 million for a contingent legal liability and a $0.2 million environmental reserve with respect to a sold building. The severance expense was associated with a reduction in force at our French ($7.8 million), Brazilian ($1.3 million), Indian ($0.5 million) and Corporate ($0.3 million) locations. Refer to Note 11, “Impairments, Restructuring Charges and Other Items” of the Notes to Consolidated Financial Statements in Item 8 of this report.
Interest expense was $9.2 million in 2013 compared to $10.2 million in 2012. Our weighted average borrowings and the average amount of accounts receivable factored decreased, primarily due to less factoring by our Brazilian location, as well as lower borrowing levels in Brazil and India. In addition, the weighted average interest rates for our borrowings and factored accounts receivable decreased in 2013 as compared to 2012.
Interest income was $1.5 million in 2013 compared to $3.2 million in 2012 primarily due to the interest received in the second quarter of 2012 related to an IRS refund.
For 2013, we recorded a tax expense of $7.7 million from continuing operations, which related to U.S. federal tax, primarily due to tax expense reclassified out of AOCI in relation to our postretirement benefit plan that was curtailed in 2012. The $10.2 million in tax benefit from continuing operations for 2012 was comprised of $0.7 million in foreign tax benefit, $0.1 million in state and local tax benefit and $9.4 million in U.S. federal tax benefit, primarily related to the refund received from the IRS related to a previously unrecognized tax benefit.

Net loss from continuing operations for the year ended December 31, 2013 was $34.4 million, or a net loss per share of $1.86, as compared to net income from continuing operations of $23.1 million, or $1.25 per share for the year ended December 31, 2012. The change was primarily related to the postretirement benefit curtailment gain recorded in the second quarter of 2012, higher other impairments, restructuring charges, and other items in 2013 and an income tax benefit in 2012 compared to income tax expense in 2013, partially offset by higher gross profit in 2013, as well as due to the other factors described above.
A summary of our operating results is shown below:
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
Sales of compressors used in commercial refrigeration and aftermarket applications represented 59% of our total sales and increased by 0.2% to $503.6 million in 2012, when compared to 2011. Higher volume and favorable changes in sales mix of $20.1 million and price increases of $5.6 million were offset by unfavorable changes in currency exchange rates of $24.5 million. The volume increase is mainly attributable to increases in regional demands for these types of products in India and Brazil, as well as a small improvement in market conditions in Europe and North America compared to 2011.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 22% of our total sales and increased by 1.9% to $186.0 million in 2012, when compared to 2011. This increase is primarily due to higher sales volume and favorable changes in sales mix of $30.5 million, partially offset by unfavorable changes in currency exchange rates of $21.8 million and price decreases of $5.2 million. The volume increases are primarily the result of new business with one major customer at our Indian operations and an increase in regional demand in Brazil.
Sales of compressors for air conditioning applications and all other applications represented 19% of our total sales and decreased by 8.0% to $165.1 million in 2012, when compared to 2011. This decrease is primarily due to unfavorable changes in currency exchange rates of $16.8 million and lower volumes and unfavorable changes in sales mix of $0.5 million, partially offset by price increases of $2.9 million. Volume decreases are primarily due to the temporary shutdown of a plant by one of our major Brazilian customers which lasted six months in 2012, continued competition from Asian supply sources in this market, as well as a decrease in volume in the North American market due to soft market conditions.

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
A substantial portion of our operating income is generated by foreign operations. As a result, we are dependent on the earnings, cash flows and the combination of dividends, distributions, intercompany loan payments and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions.
Cash Flow
2013 vs. 2012
Cash provided by operations was $11.6 million in 2013, as compared to $8.8 million in 2012. The 2013 cash flows from operations include our net loss of $37.5 million which included a non-cash gain on an adjustment for employee retirement benefits of $11.6 million, partially offset by non-cash depreciation and amortization of $33.5 million, a $6.3 million release of deferred taxes from "Accumulated other comprehensive loss" in relation to the curtailment of our postretirement benefit plans (see Note 5 "Pension and Other Postretirement Benefit plans" of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information), non-cash share-based compensation of $0.8 million and a non-cash loss on the disposal of property and equipment of $0.2 million.
With respect to the changes in working capital, increased inventory levels were primarily due to building of inventory to support higher levels of anticipated sales in North America and Asia, which resulted in a use of cash of $10.5 million. Inventory days on hand worsened by 6 days to 77 days at December 31, 2013 primarily due to lower sales for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.
Accounts receivable provided cash of $6.2 million mainly due to an improvement in our days sales outstanding by 3 days as compared to December 31, 2012 to 52 days at December 31, 2013. The improvement in days sales outstanding related to increased accounts receivables factoring in Europe and higher collections of accounts receivable that are backed by letters of credit in India.
Payables and accrued expenses provided $22.8 million of cash. We had an increase in accruals at our French location due to severance and business re-engineering accruals, as well as increases in our product warranty accrual for new claims at our French and Indian locations in 2013. We saw a decrease in payable days outstanding of 4 days to 59 days at December 31, 2013.
Recoverable non-income taxes provided cash of $8.1 million, which included $18.6 million cash received from the Brazilian government and $9.9 million cash received from the Indian government, partially offset by accruals of additional recoverable non-income taxes.
Employee retirement benefits were a use of cash of $2.1 million due to benefit payments and contributions related to our non-U.S. pension and U.S. postretirement benefit plans.
Cash used in investing activities was $22.0 million in 2013 as compared to $5.7 million in 2012. The 2013 use of cash in investing activities includes $11.8 million of capital expenditures, primarily for equipment, and $12.7 million of blocked funds related to our term loan with PNC (see Note 8 "Debt" of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information). This use of cash was partially offset by the release of restricted cash of $2.0 million that became available to fund our 401(k) matching contributions, $0.2 million decrease in cash collateral on our letters of credit and proceeds from the sale of assets of $0.3 million.
Cash provided by financing activities was $9.8 million in 2013 compared to $3.1 million provided by financing activities in 2012. The increase in borrowings in 2013 of $16.0 million is mainly due to new term loan financing with PNC of $15.0 million (most of which is in a blocked account), partially offset by net payments on long-term debt of $4.1 million, payments on capital leases of $0.4 million, debt issuance costs of $0.2 million and net other repayments of $1.5 million.

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
Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, we use bank debt and other foreign credit facilities, such as accounts receivable factoring programs, when available, to fund our working capital requirements. We have an agreement with PNC Bank pursuant to which, subject to the terms and conditions of our Revolving Credit and Security Agreement, as amended, PNC Bank provides senior secured revolving credit financing up to $34.0 million, which continues to include $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC's reasonable discretion and a five-year term loan up to an aggregate of $15.0 million, subject to conditions precedent which have not yet been met. The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, falls below a specified level. We were in compliance with all covenants and terms of the agreement as of December 31, 2013. As of December 31, 2013, we had $23.0 million of borrowings outstanding and $3.2 million in outstanding letters of credit under our PNC financing facilities. A fixed charge coverage ratio covenant applies if our availability falls below a specified level for more than five business days. At December 31, 2013, our availability fell below this threshold. In January 2014, we paid $2.0 million on our revolving credit line so that the fixed coverage charge ratio was not required to be tested as of December 31, 2013, however, if we were required to test the fixed coverage charge ratio we would have been in compliance. We had $1.1 million of additional borrowing capacity under this facility as of December 31, 2013, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility. As part of our December 2013 amendment to this facility, we used $2.3 million of the Term Loan funds, at the time of the amendment, to pay down a portion of the PNC revolving credit facility. Currently, $12.7 million of the funds received from the PNC Term Loan are held in a blocked account and recorded in "Restricted cash and cash equivalents" on our Consolidated Balance Sheets.. Interest has begun accruing on the entire $15.0 million Term Loan balance, and the sixty monthly installments of $250,000 to repay the principal on the Term Loan began January 2, 2014. These funds in the blocked account will become available if and when we satisfy all of the closing conditions, which we must do by May 31, 2014, or PNC may apply the amount held in the blocked account to principal installments of the Term Loan. The facility matures on December 11, 2018. For a more detailed description of the facilities, see Note 8, “Debt”, of the Notes to Consolidated Financial Statements in Item 8 of this report.
In the U.S., we have also entered into an agreement with the Mississippi Development Authority for low interest rate financing up to $1.5 million in aggregate draws to be utilized to purchase specific capital equipment. This loan is to encourage business development in the State of Mississippi. As of December 31, 2013, we have drawn $1.1 million of the available funds.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. (See Note 8 “Debt”, of the Notes to Consolidated Financial Statements in Item 8 of this report for additional information.) We also use these cash resources to fund capital expenditures, and when necessary, to fund operating losses.
For the for the years ended December 31, 2013 and 2012 our average outstanding debt balance was $55.2 million and $58.8 million, respectively. The weighted average interest rate was 8.1% and 8.8% for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013, our cash and cash equivalents on hand was $55.0 million. Our borrowings under current credit facilities, including capital lease obligations, totaled $67.2 million at December 31, 2013, with an uncommitted additional borrowing capacity of $22.0 million. Included in our debt balance at December 31, 2013 are capital lease obligations of $1.8 million. For a more detailed discussion of our credit facilities, refer to Note 8, “Debt”, of the Notes to Consolidated Financial Statements in Item 8 of this report.
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
Cash inflows related to taxes
We expect to receive refunds of outstanding refundable non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Based on applicable foreign currency exchange rates at December 31, 2013, we expect to recover approximately $16.7 million of the $27.3 million outstanding refundable taxes in the next twelve months, primarily related to the short-term portion of the outstanding refundable taxes of $12.4 million in Brazil and $2.9 million in India. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
Accounts Receivable Sales
Our Brazilian and European subsidiaries periodically factor their accounts receivable with financial institutions for seasonal and other working capital needs. Such receivables are factored both with limited and without recourse to us and are excluded from accounts receivable in our Consolidated Balance Sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $42.7 million and $49.3 million at December 31, 2013 and 2012, respectively. The amount of factored receivables sold with limited recourse through our Brazilian subsidiary, which results in a contingent liability to us, was $12.1 million and $11.9 million as of December 31, 2013 and 2012, respectively. The amount of factored receivables sold without recourse at our Brazilian and European subsidiaries, which is recorded as a sale of the related receivables, was $30.6 million and $37.4 million as of December 31, 2013 and 2012 respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $22.9 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. We use these factoring facilities, when available, for seasonal and other working capital needs.
In June 2013, our European subsidiary entered into a three-year Factoring Agreement with GE Factofrance, which became available in October 2013. The maximum aggregate amount of the financed eligible receivables is EUR 40.0 million, which may be increased by up to EUR 10.0 million, subject to increased sales, GE Credit Committee's prior approval and signing an amendment, as set forth in the agreement. The Factoring Facility is a limited recourse facility, which provides non-recourse (amounts covered by a credit insurance policy) and with-recourse financing (subject to GE's prior review and acceptance). We began using this facility in the fourth quarter of 2013. This committed factoring facility replaced a previously existing uncommitted factoring facility in Europe. At December 31, 2013, $8.3 million was available for sales of additional receivables under this facility. We were in compliance with all of the covenants, terms and conditions under this facility as of December 31, 2013.
Our Indian subsidiary has the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables at a discount sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $6.0 million and $4.0 million that would otherwise have been outstanding as receivables under these programs at December 31, 2013 and December 31, 2012, respectively.
Adequacy of Liquidity Sources
In the near term, and in particular over the next twelve months, we expect that our liquidity sources, described above, will be sufficient to meet our liquidity requirements, including debt service, capital expenditures, working capital requirements and warranty claims, and, when needed, cash to fund operating losses and any additional restructuring activities we may implement. However, we also anticipate challenges with respect to generating positive cash flows from operations, most significantly due to challenges driven by possible volume declines, ability to generate savings from our restructuring activities, as well as currency exchange and commodity pricing volatility.
In addition, our business exposes us to potential litigation, such as product liability lawsuits or other lawsuits related to anti-competitive practices and securities law or other types of business disputes. These claims can be expensive to defend and an unfavorable outcome from any such litigation could adversely affect our cash flows and liquidity.
As of December 31, 2013, we had $55.0 million of cash and cash equivalents, and $67.2 million in debt and capital lease obligations, of which $17.5 million was long-term in nature. The short-term debt primarily consists of current maturities of long-term debt as well as committed and uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. We believe our cash on hand and availability under our borrowing facilities is sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows.
We expect capital expenditures will average $15.0 million to $20.0 million annually, although the timing of expenditures may result in higher investment in some years and lower amounts in others. For 2014, we expect our capital expenditures to be in this range as we continue to re-engineer our products and invest in our information technology infra-structure to be more efficient. These 2014 expenditures may be adjusted based on achieving expected results described in the “Outlook” section.
We realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. As a result, we continued to adjust our workforce levels as conditions demanded in 2013 to reduce our aggregate salary, wages and employee benefits, with total realized savings on an annual basis of approximately $2.5 million. We incurred a charge of $9.9 million associated with further layoffs which took place in 2013. The realized savings in 2013 are consistent with our initial estimates. As previously discussed, we have commenced several strategic initiatives, which include rolling out lean manufacturing techniques and reducing our indirect staff through a social plan at our French facility. Additional restructuring actions may be necessary during the next several quarters and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, further reductions in our workforce, sales of assets, and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances, cash proceeds from the sale of assets or new financing arrangements. If such actions are taken, there is a risk that the costs of the restructuring and cash required will exceed our original estimates or the benefits received from such activities.

OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases, we do not have any off-balance sheet financing. We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $12.1 million and $11.9 million at December 31, 2013 and 2012, respectively. We maintain a reserve for anticipated losses against these sold receivables, and losses have not historically resulted in the recording of a liability greater than the reserved amount. Under our factoring program in Europe, we may discount receivables with recourse; however, at December 31, 2013 there were no receivables sold with recourse.
CONTRACTUAL OBLIGATIONS
Our payments by period as of December 31, 2013 for our contractual obligations are as follows:
Payments due by Period

(in millions)	Total	2014	2015/2016	2017/2018	After 2018
Debt	$65.4	$49.2	$9.1	$6.3	$0.8
Capital Lease Obligations	$1.8	$0.5	$0.9	$0.4	$—
Purchase Obligations	$22.0	$22.0	$—	$—	$—
Operating Leases (1)	$13.1	$3.8	$4.0	$2.7	$2.6
Pension and Postretirement Obligations	$116.4	$10.5	$22.2	$23.6	$60.1

(1)	Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance or rent received from a sublease contract on our previous corporate office.
We have not included, in the table above, other long-term liabilities net of current portion in the amount of $21.0 million which include product warranty and self-insured risk, deferred tax and environmental liabilities, because they do not have a definite payout by year.
As of December 31, 2013, we had $3.2 million in outstanding domestic letters of credit and $7.9 million in outstanding foreign letters of credit issued in the normal course of business, as required by some vendor contracts.
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
We develop our demographics and utilize the expertise of actuaries to assist with the measurement of employee related obligations. The discount rate assumption is established based on Towers Watson's Rate:Link 40/90 yield curve. For the purpose of setting the discount rate, the U.S. Pension Plans (including non-qualified plans) are treated as one plan. The expected return on plan assets reflects our current asset allocation and investment strategy. The inflation rate for compensation levels reflects our actual historical experience as well as our outlook on near-term compensation increases. Assuming no changes in any other assumptions, a 0.5% decrease in the discount rate and a 0.5% decrease in the rate of return on plan assets would have increased 2013 expense by $0.6 million and $0.7 million, respectively. Historically, these assumptions, specifically our actual return on assets and financial market-based discount rates, have not differed materially from actual results; however, unanticipated events will impact future results of operations and could result in material changes to our reserves in future periods.
See Note 5, “Pension and Other Postretirement Benefit Plans” of the Notes to Consolidated Financial Statements in Item 8 of this report for more information regarding costs and assumptions for postretirement benefits.
Impairment of Long-Lived Assets
It is our policy to review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. At December 31, 2013 and 2012, other than those assets for which impairment charges had been taken, we do not believe there was a material amount of assets that had associated undiscounted projected cash flows that were materially less than their carrying values. If there are in the future, we will disclose that fact and the carrying amount of the assets at risk of impairment. Additional restructuring actions taken will be based upon our assessment of ongoing economic activity and any such additional actions, if warranted, could result in further restructuring and/or asset impairment charges in the foreseeable future, and, accordingly, could have a significant effect on our consolidated financial position and future operating results. Such events could include a loss of a significant customer or market share, the decision to relocate production to other locations or the decision to cease production of specific models of products.
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
Share-based Compensation
Share-based payment awards exchanged for employee services are recorded at fair value on the date of grant and, for cash-settled awards, re-measured quarterly over the life of the award. The awards are expensed in the Consolidated Statements of Operations over the requisite employee service period. Our plan, in effect in 2013, authorizes two types of incentive awards for our key employees, both of which are based upon the value of our Class A Common Stock: stock appreciation rights (“SARs”) and phantom shares. Both types of awards are settled in cash. Stock-based compensation expense is generally recognized over the vesting period on a straight-line basis. We determine the fair value of the SARs using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and the expected life of the SARs, in order to arrive at a fair value estimate. Expected volatilities are based on the historical volatility of our common stock. The risk-free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon our history of not paying dividends since the second quarter of 2005 and management's current plans regarding future dividends. We believe that the assumptions selected by management are reasonable; however, significant changes could materially impact the results of the calculation of fair value.

The fair value of the phantom shares is determined based on the closing stock price on our Class A Common Stock on the initial grant date and, for cash-settled phantom shares, revalued based on the closing price of our Class A Common Stock as of the last business day of each quarterly period.
In addition to the awards to our employees, we grant deferred stock units ("DSUs") to our non-employee directors under our Outside Directors' Deferred Stock Unit Plan. These awards are fully vested when made. We measure the fair value of outstanding DSUs based upon the closing stock price of our Class A Common Stock on the last day of the reporting period. We will pay out the DSUs to a director after the earlier of a Company Change in Control, as defined in the plan, or the date when he or she ceases to be a non-employee director for any reason. Since the DSUs are settled in cash rather than by issuing equity instruments, we record an expense for DSUs, with a corresponding liability on our Consolidated Balance Sheets. See Note 10, “Share-based Compensation Arrangements,” of the Notes to the Consolidated Financial Statements in Item 8 of this report for additional information.
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
Sales declined in 2013 primarily due to the unfavorable foreign currency exchange rate impact and net unfavorable changes in volume and product mix, partially offset by net price increases. We expect to see continued lack of growth in demand as we enter 2014 as a result of continued uncertainties and current events around the world. For 2014, we currently expect net sales to increase in the range of 1 percent to 3 percent from 2013 levels. The potential improvement is based on our internal projections about the market and related economic conditions, expected price increases to our customers, estimated foreign currency exchange rate effects, as well as our continued efforts in sales and marketing.
We cannot currently project whether market conditions will improve on a sustained or significant basis. If the economic improvement in our key markets does not occur as expected, this could have an adverse impact on our current outlook. In addition, based on a recent review of the strategic initiatives we discussed in May 2013, we are in the process of adjusting these strategic initiatives and their impacts on our future results.

The prices of some of our key commodities, specifically copper, aluminum and steel, have remained volatile. The weighted average market prices of copper, aluminum and steel decreased 10.3%, 16.5% and 6.7%, respectively, in 2013 compared to 2012, see “Executive Summary – Commodities” above. We expect the full year change in average cost of our purchased materials in 2014, including the impact of our hedging activities, to have a slightly negative impact in 2014 when compared to 2013, depending on commodity cost levels and the level of our hedging over the course of the year. We expect to continue our approach of mitigating the effect of short-term price swings through the appropriate use of hedging instruments, price increases, and modified pricing structures.
The outlook for 2014 is subject to many of the same variables that have negatively impacted us in recent years, which have had significant impacts on our results of operations. The condition of, and uncertainties regarding, the global economy, commodity costs, key currency rates and weather are all important to future performance, as is our ability to match our hedging activity with actual levels of transactions. The extent to which adverse trends in recent years continue, will ultimately determine our 2014 results. We can give no guarantees regarding what impact future exchange rates, commodity prices and other economic changes will have on our 2014 results. For a discussion of the sensitivity analysis associated with our key commodities and currency hedges see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this report.
Changes in foreign exchange rates continue to impact our results of operations, specifically the Brazilian Real and the Indian Rupee, continue to be volatile against the U.S. Dollar. We have considerable forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2014. See “Executive Summary-Currency Exchange” above. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our hedging contracts and including the impact of realized gains/losses, to have slightly positive impact on our net income in 2014 when compared to 2013.
After giving recognition to the factors discussed above, we expect that the full year 2014 operating profit could improve compared to 2013, if we are successful at offsetting volatility in commodity costs and foreign exchange rates, and implementing initiatives for re-engineering our product lines to reduce our costs, price increases, restructuring activities and other cost reductions. We also expect that our operating cash flow net of capital spending could be slightly positive if we are successful at achieving the improved operating profit discussed above and the tax authorities do not significantly change their pattern of payments or past practices for the expected outstanding refundable Brazilian and Indian non-income taxes. Furthermore, we expect capital spending in 2014 to be approximately $15.0 million to $20.0 million.
Based on our assessment of ongoing economic activity, we realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. Additional restructuring actions may be necessary in 2014 and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, reductions in our workforce, completing sales margin review and rationalizing loss generating products, sales of assets, and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, these restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required by these restructuring activities might be provided by our cash balances and the cash proceeds from the sale of assets. If such restructuring actions are taken, there is a risk that the costs of the restructuring and cash required will exceed our original estimates or the benefits received from such activities.
As we look to the first quarter of 2014, we expect our sales, operating profit and operating cash flow to be slightly lower than the first quarter of 2013. Operating profit might be lower than in the first quarter of 2013 primarily due lower sales levels and completion of amortization as of December 31, 2013 of net gains related to our U.S. postretirement benefit plan which we curtailed in 2012, as well as additional restructuring actions.

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
We utilize credit review procedures to approve customer credit. Customer accounts are actively monitored and collection efforts are pursued within normal industry practice. Management believes that concentrations of credit risk with respect to receivables are somewhat limited due to the large number of customers in our customer base and their dispersion across different industries and geographic areas, as well as credit insurance we obtain in certain regions.
A portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount. Our European and Brazilian subsidiaries also discount certain receivables without recourse. Such receivables factored by us, both with and without limited recourse, are excluded from accounts receivable in our Consolidated Balance Sheets. Discounted receivables sold in these subsidiaries, including both with limited and without recourse amounts, was $42.7 million and $49.3 million at December 31, 2013 and 2012, respectively and the weighted average discount rate was 6.1% in 2013 and 6.7% in 2012. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $12.1 million and $11.9 million as of December 31, 2013 and 2012, respectively.
In June 2013, our European subsidiary entered into a three-year Factoring Agreement with GE Factofrance, which became available in October 2013. The maximum aggregate amount of the financed eligible receivables is EUR 40.0 million, which may be increased by up to EUR 10.0 million, subject to increased sales, GE Credit Committee's prior approval and signing an amendment, as set forth in the agreement. The Factoring Facility is a limited recourse facility, which provides non-recourse (amounts covered by a credit insurance policy) and with-recourse financing (subject to GE's prior review and acceptance). We began using this facility in the fourth quarter of 2013. This committed factoring facility replaced a previously existing uncommitted factoring facility in Europe.
In India, we have the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables, at a discount, sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $6.0 million and $4.0 million that would otherwise have been outstanding as receivables, under both of these programs at December 31, 2013 and December 31, 2012, respectively and the weighted average discount rate was 10.7% and 11.6% in 2013 and 2012, respectively.
We maintain an allowance for losses based upon the expected collectability of all accounts receivable, including receivables sold with recourse and without recourse.
Interest Rate Risk – We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Our current borrowings by our foreign subsidiaries consist of variable and fixed rate loans that are based on either the London Interbank Offered Rate, European Interbank Offered Rate or the BNDES TJLP fixed rate. We also record interest expense associated with the accounts receivable factoring facilities described above. While changes in interest rates do not affect the fair value of our variable-interest rate debt or cash investments, they do affect future earnings and cash flows. Based on our debt and invested cash balances at December 31, 2013, a 1% increase in interest rates would increase interest expense for the year by approximately $0.7 million and a 1% decrease in interest rates would have an immaterial effect on investments. Based on our debt and invested cash balances at December 31, 2012, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk – Our exposure to commodity price risk is related primarily to the price of copper, steel and aluminum, as these are major components of our product cost.

We use commodity derivatives to provide us with greater flexibility in managing the substantial volatility in commodity pricing. Our policy allows management to utilize commodity derivative contracts for a limited percentage of projected raw materials requirements up to 18 months in advance. At December 31, 2013 and 2012, we held a total notional value of $12.2 million and $19.1 million, respectively, in commodity derivative contracts. The decline in notional value of our commodity contracts is primarily due to downward trends in base metal market values and increased aluminum usage, which is lower in cost and typically less volatile than copper. Derivatives are designated at the inception of the contract as cash flow hedges against the future prices of copper, steel, and aluminum, and are accounted for as hedges on our Consolidated Balance Sheets unless they are subsequently de-designated. While the use of derivatives can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. If market pricing becomes significantly deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability.
As of December 31, 2013, we have been proactive in addressing the volatility of copper prices, including executing derivative contracts to cover approximately 25.9% of our anticipated copper requirements for 2014.
Any rapid increases in steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however, in the past, we have been successful at securing a few steel derivative contracts in the U.S. to help mitigate this risk. At December 31, 2013 and 2012, we had no derivative contracts outstanding to cover our anticipated steel requirements in the U.S.
Based upon the recent redesign of our products, we are utilizing more aluminum in our motors in 2013. Similar to copper and steel, our results of operations are sensitive to the price of aluminum and we have proactively addressed the volatility by executing derivative contracts that cover 29.1% of our projected usage in 2014.
Based on our current level of activity, and before consideration of our outstanding commodity derivative contracts, a 10% increase in the price, as of December 31, of copper, steel or aluminum used in production of our products would have adversely affect our annual operating profit on an annual basis as indicated in the table below:

	10% increase in commodity prices
(in millions)	2013	2012
Copper	$(4.4)	$(5.3)
Steel	(10.0)	(11.0)
Aluminum	(0.6)	(0.7)
Total	$(15.0)	$(17.0)
Based on our current level of commodity derivative contracts, a 10% decrease in the price of copper, steel or aluminum used in production of our products would have resulted in losses under these contracts that would adversely impact our annual operating results for 2013 and 2012 as indicated in the table below:

	10% decrease in commodity prices
(in millions)	2013	2012
Copper	$(1.1)	$(1.7)
Steel	—	—
Aluminum	(0.2)	(0.2)
Total	$(1.3)	$(1.9)
Foreign Currency Exchange Risk – We are exposed to significant exchange rate risk since the majority of all our revenue, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies. For purposes of financial reporting, the results are translated into U.S. Dollars based on currency exchange rates prevailing during or at the end of the reporting period. We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. This risk applies to all of our foreign locations since a large percentage of their receivables is transacted in a currency other than their local currency, mainly U.S. Dollars. In those cases, if the receivable is ultimately paid in less valuable Dollars, the foreign location realizes less proceeds in its local currency, which can adversely impact its margins. The periodic adjustment of these receivable balances based on the prevailing foreign exchange rates is recognized in our Consolidated Statements of Operations. As the U.S. Dollar strengthens, our reported net revenues, operating profit (loss) and assets are reduced because the local currency will translate into fewer U.S. Dollars, and during times of a weakening U.S. Dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. Dollars. Translation of our Consolidated Statements of Operations into U.S. Dollars affects the comparability of revenue, expenses, operating income (loss), and earnings (loss) per share between years. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the weakening of the U.S. Dollar against major currencies, as shown in the table below, could materially affect our financial results.
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term derivative contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency derivative contracts to hedge the Brazilian, European and Indian export sales, which are predominately denominated in U.S. Dollars. However, these hedging programs only reduce exposure to currency movements over the limited time frame of up to eighteen months. Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the U.S. Dollar, any hedge contracts that have been entered into at higher rates result in losses recognized in our Consolidated Statements of Operations when they are settled. From January 1 to December 31, 2013, the Brazilian Real weakened against the U.S. Dollar by 14.6%, the Indian Rupee weakened against the U.S. Dollar by 12.5%, and the Euro strengthened against the U.S. Dollar by 4.0%.
At December 31, 2013 and 2012, we held foreign currency forward contracts with a total notional value of $22.3 million and $52.2 million, respectively. The decline in the notional value of our currency contracts was primarily due to changes in our business practices to better utilize U.S. Dollars collected by our Brazilian, Indian and European locations. Based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Brazilian Real, the Euro, or the Indian Rupee against the U.S. Dollar would have negatively impacted our operating profit on an annual basis for 2013 and 2012 as indicated in the table below:

	10% Strengthening against U.S. $
(in millions)	2013	2012
Real	$(2.7)	$(5.7)
Euro	(9.5)	(9.3)
Rupee	(0.7)	(0.4)
Total	$(12.9)	$(15.4)
The decreases in 2013 compared to 2012, are primarily due to the net level of activity in U.S. Dollars at our Brazilian location.
Based on our current foreign currency forward contracts, a 10% weakening in the value of the Brazilian Real, the Euro or the Indian Rupee against the U.S. Dollar would have resulted in losses under such foreign currency forward contracts that would adversely impact our operating results in 2013 and 2012 as indicated in the table below:

	10% Weakening against U.S. $
(in millions)	2013	2012
Real	$(0.8)	$(1.3)
Euro	—	(0.7)
Rupee	—	—
Total	$(0.8)	$(2.0)

The decrease in 2013 compared to 2012, is primarily due to the lower notional amount of foreign currency forward contracts held at December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Tecumseh Products Company

We have audited the accompanying consolidated balance sheets of Tecumseh Products Company (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tecumseh Products Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan
March 4, 2014

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share data)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$55.0	$55.3
Restricted cash and cash equivalents	14.2	3.7
Accounts receivable, trade, less allowance for doubtful accounts of $1.5 million in 2013 and $1.2 million in 2012	85.5	97.0
Inventories	127.7	123.3
Deferred income taxes	0.8	0.2
Recoverable non-income taxes	16.7	20.7
Fair value of derivatives	0.6	0.7
Other current assets	18.1	16.2
Total current assets	318.6	317.1
Property, plant, and equipment, net	122.8	157.0
Deferred income taxes	1.1	0.1
Recoverable non-income taxes	10.6	18.8
Deposits	25.8	25.3
Other assets	8.5	9.6
Total assets	$487.4	$527.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$100.4	$104.0
Short-term borrowings	49.7	55.6
Accrued liabilities:
Employee compensation	25.5	24.6
Product warranty and self-insured risks	15.1	9.2
Payroll taxes	13.4	10.9
Fair value of derivatives	1.6	0.9
Other current liabilities	12.6	6.9
Total current liabilities	218.3	212.1
Long-term borrowings	17.5	5.8
Other postretirement benefit liabilities	0.3	—
Product warranty and self-insured risks	4.2	2.4
Pension liabilities	20.0	37.1
Other liabilities	16.8	12.1
Total liabilities	277.1	269.5
Stockholders’ Equity
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2013 and 2012	13.4	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2013 and 2012	5.1	5.1
Paid in capital	11.0	11.0
Retained earnings	266.1	303.6
Accumulated other comprehensive loss	(85.3)	(74.7)
Total stockholders’ equity	210.3	258.4
Total liabilities and stockholders’ equity	$487.4	$527.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except share and per share data)	2013	2012	2011
Net sales	$823.6	$854.7	$864.4
Cost of sales	(745.5)	(790.0)	(826.5)
Gross profit	78.1	64.7	37.9
Selling and administrative expenses	(104.9)	(107.7)	(108.1)
Other income (expense), net	21.4	22.3	14.7
Impairments, restructuring charges, and other items	(13.6)	40.6	(8.5)
Operating (loss) income	(19.0)	19.9	(64.0)
Interest expense	(9.2)	(10.2)	(10.5)
Interest income	1.5	3.2	2.3
(Loss) income from continuing operations before taxes	(26.7)	12.9	(72.2)
Tax (expense) benefit	(7.7)	10.2	0.9
(Loss) income from continuing operations	(34.4)	23.1	(71.3)
(Loss) income from discontinued operations, net of tax	(3.1)	(0.5)	(1.9)
Net (loss) income	$(37.5)	$22.6	$(73.2)
Basic and diluted (loss) income per share (a):
(Loss) income from continuing operations	$(1.86)	$1.25	$(3.86)
(Loss) from discontinued operations	(0.17)	(0.03)	(0.10)
Net (loss) income per share	$(2.03)	$1.22	$(3.96)
Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480
Cash dividends declared per share	$—	$—	$—

(a) A warrant issued to a lender in 2007 expired on April 9, 2012. This warrant was not included in diluted earnings per share information for 2011, as the effect would be antidilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)	For the Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(37.5)	$22.6	$(73.2)
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(22.6)	(12.6)	(26.8)
Pension and postretirement benefits:
Prior service credit	(2.4)	(4.1)	(6.4)
Net actuarial loss (gain)	2.2	(5.3)	(16.4)
Loss (gain) on curtailments and settlements	3.9	(40.5)	—
Cash flow hedges:
Unrealized (loss) gain on cash flow hedges	(0.9)	2.3	(17.3)
Reclassification adjustment for losses (gains) on cash flow hedges included in net (loss) income	0.4	13.8	(10.6)
Other comprehensive (loss), before tax	(19.4)	(46.4)	(77.5)
Tax attributes of items in other comprehensive (loss) income:
Foreign currency translation adjustments, tax impact	—	—	(0.1)
Pension and postretirement benefits:
Prior service credit, tax impact	(4.7)	0.2	—
Net actuarial loss (gain), tax impact	4.3	0.2	—
Loss (gain) on curtailments and settlements, tax impact	7.7	—	—
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges, tax impact	2.7	(0.6)	0.1
Reclassification adjustment for losses (gains) on cash flow hedges included in net (loss) income, tax impact	(1.2)	(3.5)	1.7
Other comprehensive income (loss), tax impact	8.8	(3.7)	1.7
Total other comprehensive (loss), net of tax	(10.6)	(50.1)	(75.8)
Total comprehensive loss	$(48.1)	$(27.5)	$(149.0)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(37.5)	$22.6	$(73.2)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	33.5	36.4	40.5
Non-cash employee retirement benefits	(11.6)	(8.9)	(6.9)
Non-cash postretirement benefits curtailment and settlement gain	—	(45.0)	—
Deferred income taxes	6.3	(3.5)	0.1
Share-based compensation	0.8	0.5	(1.6)
Loss (gain) on disposal of property and equipment	0.2	(0.2)	(2.5)
Changes in operating assets and liabilities:
Accounts receivable	6.2	(15.4)	34.9
Inventories	(10.5)	9.4	6.5
Payables and accrued expenses	22.8	12.4	(43.7)
Employee retirement benefits	(2.1)	(1.7)	(0.5)
Recoverable non-income tax	8.1	1.1	41.7
Other	(4.6)	1.1	(0.6)
Cash provided by (used in) operating activities	11.6	8.8	(5.3)
Cash Flows from Investing Activities:
Capital expenditures	(11.8)	(13.8)	(17.7)
Change in restricted cash and cash equivalents	(10.5)	7.1	3.8
Proceeds from sales of assets	0.3	1.0	4.8
Cash used in investing activities	(22.0)	(5.7)	(9.1)
Cash Flows from Financing Activities:
Proceeds from long-term debt	16.0	4.5	4.5
Payments on long-term debt	(4.1)	(4.8)	(12.1)
Payments on capital leases	(0.4)	(0.1)	—
Debt issuance costs	(0.2)	—	(0.3)
Other (repayments) borrowings, net	(1.5)	3.5	8.5
Cash provided by financing activities	9.8	3.1	0.6
Effect of Exchange Rate Changes on Cash	0.3	(0.5)	(2.5)
(Decrease) Increase in cash and cash equivalents	(0.3)	5.7	(16.3)
Cash and Cash Equivalents:
Beginning of Period	55.3	49.6	65.9
End of Period	$55.0	$55.3	$49.6
Supplemental Schedule of Cash Flows and Non-cash Investing and Financing Activities:
Cash paid for interest	$8.8	$9.1	$9.6
Cash paid for taxes	$1.4	$0.7	$(0.5)
Capital lease obligations incurred	$0.2	2.0	—
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Class A $1 Par Value	Class B $1 Par Value	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, January 1, 2011	$13.4	$5.1	$11.0	$354.2	$51.2	$434.9
Net loss				(73.2)		(73.2)
Loss on derivatives, net of tax					(26.1)	(26.1)
Translation adjustments, net of tax					(26.9)	(26.9)
Pension and postretirement benefits, net of tax					(22.8)	(22.8)
Total comprehensive loss						(149.0)
Balance, December 31, 2011	$13.4	$5.1	$11.0	$281.0	$(24.6)	$285.9
Net income				22.6		22.6
Gain on derivatives, net of tax					12.0	12.0
Translation adjustments, net of tax					(12.6)	(12.6)
Pension and postretirement benefits, net of tax					(49.5)	(49.5)
Total comprehensive loss						(27.5)
Balance, December 31, 2012	$13.4	$5.1	$11.0	$303.6	$(74.7)	$258.4
Net loss				(37.5)		(37.5)
Gain on derivatives, net of tax					1.0	1.0
Translation adjustments, net of tax					(22.6)	(22.6)
Pension and postretirement benefits, net of tax					11.0	11.0
Total comprehensive loss						(48.1)
Balance, December 31, 2013	$13.4	$5.1	$11.0	$266.1	$(85.3)	$210.3
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
Foreign Currency Translation and Transaction Gains and Losses – The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income ("AOCI"), a separate component of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the Consolidated Statements of Operations.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents – Cash and cash equivalents consist of bank deposits and other highly liquid investments that are readily convertible into cash with original maturities of three months or less.
Restricted cash and cash equivalents consist of funds utilized as cash collateral for hedging activities, funds restricted to funding our defined contribution retirement plan, funds posted as collateral for our non-U.S. letters of credit and funds held in a blocked account under terms and conditions of a newly negotiated Term Loan. The restricted Term Loan funds will become available if and when we satisfy all of the closing conditions of the agreement. For more information on this refer to Note 8, “Debt”.
Cash and cash equivalents outside of North American locations amounted to $35.5 and $22.3 million at December 31, 2013 and 2012, respectively.
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

Impairment of Long-Lived Assets – We review our long-lived assets for possible impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assumptions and estimates used in the evaluation of impairment are consistent with our business plan, including current and future economic trends, the effects of new technologies and foreign currency movements, all of which are subject to a high degree of judgment and complexity. All of these variables ultimately affect management’s estimate of the expected future cash flows to be derived from the asset or group of assets under evaluation, as well as the estimate of their fair value. Changes in the assumptions and estimates, or the inability to achieve our business plan, may affect the carrying value of long-lived assets and could result in additional impairment charges in future periods.
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
Derivative Financial Instruments – In the normal course of business, we employ established policies and procedures to manage our exposure to changes in foreign exchange rates and commodity prices using financial instruments deemed appropriate by management. As part of our risk management strategy, we may use derivative instruments, including currency forward exchange contracts and commodity futures contracts to hedge certain foreign exchange exposures and commodity prices. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings. Derivative positions are used only to manage our underlying exposures. We do not use derivative financial instruments for speculative purposes. We formally designate and document all of our hedging relationships at the inception of the hedge as either fair value hedges or cash flow hedges, as applicable. In addition, we document our strategy for undertaking each hedge transaction and our method of assessing ongoing effectiveness. We record all derivative instruments at fair value.
For a derivative designated as a cash flow hedge, the gain or loss on the derivative is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into the statement of operations when the hedged transaction occurs. For a derivative designated as a fair value hedge, the gain or loss on the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in the statement of operations. For cash flow hedges, we assess the effectiveness of our futures and forwards contracts using the dollar offset method and de-designate the derivative if it is determined that the derivative will no longer be highly effective at offsetting the cash flows of the hedged item. At the time a derivative is de-designated, any losses recorded in other comprehensive income are recognized in our Consolidated Statements of Operations while gains remain in AOCI on our Consolidated Balance Sheets until the original hedged transaction occurs. All subsequent gains and losses related to de-designated derivatives are recognized in our Consolidated Statements of Operations. See Note 14, “Derivative Instruments and Hedging Activities”, for a description of derivative instruments.
Product Warranty – Provision is made for the estimated cost of maintaining product warranties at the time the product is sold based upon historical claims experienced for each major product line. For most of our customers, warranty coverage on our compressors is provided for a period of twelve months to three years from the date of manufacture. In the U.S., for wholesale customers only, the warranty is provided for a period of up to twelve months from the date of their resale.

Self-Insured Risks – Provision is made for the estimated costs of known and anticipated claims under the deductible portions of our health, product liability and workers’ compensation insurance programs.
Environmental Expenditures – Expenditures for environmental remediation are expensed or capitalized, as appropriate. Liabilities relating to probable remedial activities are recorded when the costs of such activities can be reasonably estimated, in accordance with U.S. GAAP. Liabilities are not discounted or reduced for possible recoveries from insurance carriers.

Earnings (Loss) Per Share – Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect that would result from the conversion of, or exercise of a right to acquire, equity securities. Diluted earnings per share are not presented because there were no outstanding rights to acquire our equity securities at December 31, 2013 or December 31, 2012, and the effect in 2011 would have been anti-dilutive.
Research, Development and Testing Expenses – Our research, development and testing expenses related to present and future products are expensed as incurred and were $14.7 million, $15.1 million, and $19.8 million in 2013, 2012 and 2011, respectively. Such expenses consist primarily of salary and material costs and are included in selling and administrative expenses.
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
Significant estimates and assumptions used in the preparation of the accompanying consolidated financial statements include those related to: accruals for product warranty, self-insured risks, environmental matters, pension obligations, litigation and other contingent liabilities, as well as the evaluation of long-lived asset impairments, determination of share-based compensation and the realizability of our deferred tax assets.
NOTE 2. Discontinued Operations
In 2007 and 2008, we completed the sale of the majority of our non-core businesses; however, we continue to incur legal fees, settlements and other expenses based on provisions in the purchase agreements.
Charges to discontinued operations are as follows:

	Years Ended December 31,
	2013	2012	2011
Environmental and legal charges and settlements	$(0.7)	$(0.9)	$(2.0)
Workers' compensation and product liability claims	(2.4)	(0.8)	0.3
Legal fee reimbursements	—	0.8	—
Grafton operating costs	—	(0.4)	(0.2)
Mutual release agreement	—	0.4	—
Gain on sale of Grafton	—	0.4	—
Total (loss) from discontinued operations, net of tax	$(3.1)	$(0.5)	$(1.9)
For the year ended December 31, 2012, legal fee reimbursements were for the Platinum lawsuit received under our Directors and Officers insurance. We sold our Grafton facility in the fourth quarter of 2012 for net cash consideration of $0.9 million. See Note 12, “Income Taxes”, for a discussion of income taxes included in discontinued operations.
NOTE 3. Inventories
The components of inventories are as follows:

	December 31,
(in millions)	2013	2012
Raw materials, net of reserves	$81.1	$76.6
Work in progress	1.2	2.1
Finished goods, net of reserves	45.4	44.6
Inventories	$127.7	$123.3
Raw materials are net of a $4.2 million reserve for obsolete and slow moving inventory at each of December 31, 2013 and December 31, 2012. Finished goods are net of a $1.7 million and $2.7 million reserve for obsolete and slow moving inventory and lower of cost or market at December 31, 2013 and 2012, respectively.

NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

	December 31,
(in millions)	2013	2012
Land and land improvements	$10.5	$11.3
Buildings and building improvements	93.2	95.0
Machinery and equipment	701.1	791.3
Capital leases	2.2	2.0
Construction in process	5.1	5.4
Property, plant and equipment, gross	812.1	905.0
Less accumulated depreciation	689.3	748.0
Property, plant and equipment, net	$122.8	$157.0
Depreciation expense associated with property, plant and equipment was $33.5 million, $36.3 million and $40.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 5. Pension and Other Postretirement Benefit Plans

We have a defined benefit retirement plan that covers substantially all domestic employees. This plan was frozen to new hires after January 15, 2011. We have frozen the pension benefits provided to our salaried pension plan participants. This means that: (i) salaried pension plan participants will not earn any additional years of benefit service under the plan after December 31, 2013 for purposes of accruing an additional plan benefit; and (ii) no pay increases/decreases that salaried pension plan participants earn after December 31, 2013 will be taken into account in determining their Plan benefit. Pension benefits covering salaried employees generally provide benefits that are based on average earnings and years of credited service. Pension benefits covering hourly employees generally provide benefits of stated amounts for each year of service.
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
Amounts recognized for both pension and other postretirement benefit plans in the Consolidated Balance Sheets and in AOCI as of December 31 consist of:

	Pension Benefit		Other Benefit
(in millions)	2013	2012	2013	2012
Assets and liabilities:
Liabilities – current	$(0.8)	$(0.8)	$—	$(0.2)
Liabilities – long term	$(20.0)	$(37.1)	$(0.3)	$—
Accumulated other comprehensive income:
Prior service cost (credit)	$1.1	$0.8	$—	$(2.1)
Net actuarial loss (gain)	$22.8	$41.7	$—	$(12.8)
The estimated net actuarial loss (gain) and prior service cost (credit) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next twelve months are $0.9 million and ($0.2) million, respectively. Both the estimated net actuarial gain and prior service credit for the remaining other defined benefit postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next twelve months are not material.

The following table provides a reconciliation of the changes in the pension and postretirement plan benefit obligations and fair value of plan assets for 2013 and 2012:

	Pension Benefit		Other Benefit
(in millions)	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of period	$186.5	$182.3	$0.2	$5.2
Service cost	2.2	2.4	—	—
Interest cost	6.8	7.2	—	0.1
Plan amendments	—	—	—	(3.5)
Actuarial loss (gain)	(15.1)	4.9	(0.1)	(0.3)
Benefit payments	(10.2)	(11.0)	(0.1)	(0.4)
Special termination benefits	—	0.2	—	—
Reclassification adjustment	—	—	0.3	—
Settlements	(1.6)	—	—	(0.9)
Curtailments	(3.8)	—	—	—
Effect of changes in exchange rate	—	0.5	—	—
Benefit obligation at measurement date	$164.8	$186.5	$0.3	$0.2

Change in plan assets
Fair value at beginning of period	$148.5	$144.2	$—	$—
Actual return on plan assets	5.9	14.0	—	—
Employer contributions	1.7	1.3	0.1	0.4
Benefit payments	(10.2)	(11.0)	(0.1)	(0.4)
Settlements	(1.6)	—	—	—
Effect of changes in exchange rate	(0.3)	—	—	—
Fair value at measurement date	$144.0	$148.5	$—	$—
The changes in benefit obligation due to the "Curtailments" of $3.8 million in 2013 are related to curtailment of our defined benefit retirement plan for the domestic salaried employees. The related balance was also reversed from AOCI.
The changes in benefit obligation due to the "Settlements" of $1.6 million in 2013 are related to some of our benefit plans in Europe and India, where the lump sum benefit payments exceeded the sum of service cost and interest cost, triggering settlement accounting.
The changes in benefit obligation due to "Reclassification adjustment" of $0.3 million in 2013 are related to reclassification of our postretirement benefit in Europe due to a continued review of our employee related plans. Previously the liabilities associated with this plan were recorded in other current liabilities and other long-term liabilities on our Consolidated Balance Sheets.
The changes in benefit obligation due to the "Plan amendments" of $3.5 million and "Settlements" of $0.9 million in 2012 are related to termination of our postretirement benefits in the second quarter of 2012. The related balance was also reversed from AOCI, resulting in a total non-cash gain of $45.0 million on our Consolidated Statements of Operations. Due to the negative plan amendment, described in clause (2) of the second paragraph of this note above, we recorded increased amortization of net gains until December 31, 2013.
The accumulated benefit obligation for all defined benefit pension plans was $160.9 million and $177.4 million at December 31, 2013 and 2012, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(in millions)	2013	2012
Projected benefit obligation	$162.8	$184.2
Accumulated benefit obligation	$159.3	$175.9
Fair value of plan assets	$142.3	$146.9

Information for pension plans with a projected benefit obligation in excess of plan assets:

	December 31,
(in millions)	2013	2012
Projected benefit obligation	$164.8	$186.5
Accumulated benefit obligation	$160.9	$177.4
Fair value of plan assets	$144.0	$148.5
Components of net periodic expense (benefit) during the year:

	Pension Benefits		Other Benefits
(in millions)	2013	2012	2013	2012
Service cost	$2.2	$2.4	$—	$—
Interest cost	6.8	7.2	—	0.1
Expected return on plan assets	(8.5)	(8.4)	—	—
Amortization of net loss (gain)	2.7	3.0	(12.9)	(9.2)
Amortization of unrecognized prior service costs	(0.2)	(0.2)	(2.1)	(3.9)
Curtailment and settlement gain	—	—	—	(45.0)
Net periodic expense (benefit)	$3.0	$4.0	$(15.0)	$(58.0)
Additional Information
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31;

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
U.S.-Based Plans:
Discount rate	4.50%	3.75%	N/A	0.50%
Rate of compensation increase	N/A	3.50%	N/A	N/A
Europe-Based Plans:
Discount rate	2.75%	2.75%	2.25%	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A
India-Based Plans:
Discount rate	9.00%	8.25%	N/A	N/A
Rate of compensation increase	6.00%	6.00%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
U.S.-Based Plans:
Discount rate	3.75%	4.00%	N/A	4.00%
Expected long-term return on plan assets	6.00%	6.00%	N/A	N/A
Rate of compensation increase	3.50%	4.25%	N/A	N/A
Europe-Based Plans:
Discount rate	2.75%	3.80%	N/A	N/A
Expected long-term return on plan assets	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A
India-Based Plans:
Discount rate	8.25%	8.60%	N/A	N/A
Expected long-term return on plan assets	9.25%	9.40%	N/A	N/A
Rate of compensation increase	6.00%	6.00%	N/A	N/A

The expected long-term return on assets was determined for each class of assets in which the plan is invested based on consultation with the company's investment advisers. That information is combined with the target asset allocation, where applicable, to determine our best estimate of future returns.
Plan Assets
Our primary investment objectives are 1) preservation of principal, 2) minimizing the volatility of our assets and liabilities from changes in interest rates and market conditions, and 3) providing liquidity to meet benefit payments and expenses. Our portfolio primarily consists of fixed income obligations rated investment grade, (i.e., “Baa3/BBB” or better by Moody’s or Standard & Poor’s), respectively, and international and domestic equities.
The following tables provide pension plan assets based on nature and risks as of December 31, 2013 and 2012 (See Note 13, “Fair Value Measurements”, for additional information):

	Plan Assets at December 31, 2013
(in millions)	Total Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3.1	$3.1	$—	$—
Mutual Funds:
U.S. large cap	18.2	18.2	—	—
U.S. small cap	12.3	12.3	—	—
International growth	15.0	15.0	—	—
Fixed Income Securities:
Corporate bonds	73.9	—	73.9	—
U.S. Treasury and Government bonds	10.0	10.0	—	—
U.S. state and political subdivision bonds	3.6	—	3.6	—
Other fixed income securities	5.7	—	5.7	—
Other:
India Government backed funds	2.2	2.2	—	—
Total	$144.0	$60.8	$83.2	$—

	Plan Assets at December 31, 2012
(in millions)	Total Fair Value Measurement	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$2.4	$2.4	$—	$—
Mutual Funds:
U.S. large cap	17.3	17.3	—	—
U.S. small cap	11.8	11.8	—	—
International growth	14.8	14.8	—	—
Fixed Income Securities:
Corporate bonds	78.5	—	78.5	—
U.S. Treasuries and Government bonds	13.1	13.1	—	—
U.S. state and political subdivision bonds	3.8	—	3.8	—
Other fixed income securities	4.4	—	4.4	—
Other:
India Government backed funds	2.4	2.4	—	—
Total	$148.5	$61.8	$86.7	$—

We expect to make contributions of $0.2 million to our pension plans in 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in millions) Year	Projected Benefit Payments from Pension Plans	Projected Benefit Payments From Postretirement Medical And Life Insurance Plans
2014	$10.5	$—
2015	$11.2	$—
2016	$11.0	$—
2017	$11.2	$—
2018	$12.4	$—
Aggregate for 2019-2023	$60.1	$0.1
Defined Contribution Plan
We have a defined contribution retirement plan that covers substantially all domestic employees. The expense for this plan was $2.2 million, $2.4 million and $2.5 million in 2013, 2012 and 2011, respectively. Contributions were 100% funded from the proceeds obtained from the reversion of our former salaried pension plan.
NOTE 6. Recoverable Non-Income Taxes
We pay various value-added taxes in jurisdictions outside of the U. S. These include taxes levied on material purchases, fixed asset purchases and various social taxes. The majority of these taxes are creditable when goods are sold to customers domestically or against income taxes due. Since the taxes are recoverable upon completion of these procedures, they are recorded as assets upon payment of the taxes.
Historically, in Brazil, such taxes were credited against income taxes. However, with reduced profitability, we instead sought these refunds via alternate proceedings. In India, we participate in a number of government sponsored tax incentive programs, which result in refundable non-income taxes.
Following is a summary of the recoverable non-income taxes recorded on our balance sheet at December 31, 2013 and 2012:

	December 31,
(in millions)	2013	2012
Brazil	$22.1	$32.5
India	3.9	6.1
Europe	1.3	0.8
Mexico	—	0.1
Total recoverable non-income taxes	$27.3	$39.5
At December 31, 2013, a receivable of $16.7 million was included in current assets and $10.6 million was included in non-current assets and is expected to be recovered through 2015. At December 31, 2012, a receivable of $20.7 million was included in current assets and $18.8 million was included in non-current assets. The actual amounts received as expressed in U.S. dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
NOTE 7. Warranties
Reserves are recorded on our Consolidated Balance Sheets to reflect our contractual liabilities relating to warranty commitments to customers. Historically, estimates of warranty commitments have not differed materially from actual results; however, unanticipated product quality issues could result in material changes to estimates in future periods.

Changes in the carrying amount and accrued product warranty costs for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

(in millions)
Balance at January 1, 2011	$5.9
Settlements of warranty claims (in cash or in kind)	(5.6)
Current year accruals for warranties	6.5
Effect of foreign currency translation	(0.3)
Balance at December 31, 2011	$6.5
Settlements of warranty claims (in cash or in kind)	(6.3)
Current year accruals for warranties	6.5
Effect of foreign currency translation	(0.1)
Balance at December 31, 2012	$6.6
Settlements of warranty claims (in cash or in kind)	(7.9)
Current year accruals for warranties	14.8
Effect of foreign currency translation	(0.3)
Balance at December 31, 2013	$13.2
Warranty expense was $14.5 million, $6.4 million and $6.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, $11.9 million was included in current liabilities and $1.3 million was included in non-current liabilities. At December 31, 2012, $5.8 million was included in current liabilities and $0.8 million was included in non-current liabilities.
The increase in this accrual is primarily due to two warranty claims. At December 31, 2013 approximately $2.7 million of the increase in the 'Current year accrual' is due to a warranty issues in Europe and $5.6 million of the increase is due to a warranty issue in India. Settlements made of $7.9 million are net of the expected value of anticipated returned compressors associated with the warranty claim in India.
NOTE 8. Debt
Our debt consists of the following at December 31,

(in millions)	2013		2012
		Weighted Avg. Int. Rate		Weighted Avg. Int. Rate
Short-term borrowings
Lines of credit	$33.9		$40.0
Revolving credit facility	8.0		10.0
Capital lease obligations	—		0.4
Other debt	0.4		0.2
Current maturities of long-term debt	7.4		5.0
Total short-term borrowings	$49.7	8.7%	$55.6	8.9%
Long-term borrowings
Lines of credit	$7.1		$9.2
Term Loan	15.0		—
Capital lease obligations	1.8		1.5
Other debt	1.0		0.1
Less: Current maturities of long-term debt	(7.4)		(5.0)
Total long-term debt borrowings	$17.5	4.4%	$5.8	5.2%
We have a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). On December 11, 2013 we entered into Amendment 3 to the Revolving Credit and Security Agreement with PNC. Subject to the terms and conditions of the agreement, PNC agreed to continue to provide senior secured revolving credit financing up to an aggregate principal amount of $34.0 million which continues to include up to $10.0 million in letters of credit subject to a narrower borrowing base formula, lender reserves and PNC’s reasonable discretion. The loans under the facilities bear interest at either LIBOR or an alternative base rate, plus a margin that varies with borrowing availability under the revolving credit facility. With this amendment, PNC also provides a senior secured term loan up to an aggregate principal amount of $15.0 million, subject to conditions precedent which have not yet been met. As part of the amendment, we used $2.3 million of the Term Loan funds, at the time of the amendment, to pay down a portion of the PNC revolving credit facility. Currently, the remaining $12.7 million of the PNC Term Loan is held in a blocked account and is recorded in "Restricted cash and cash equivalents" on our Consolidated Balance Sheets. Interest has begun accruing on the entire $15.0 million Term Loan balance, and the 60 monthly installments of $250,000 to repay the principal on the Term Loan began January 2, 2014. These funds in the blocked account will become available if and when we satisfy all of the closing conditions, which we must do by May 31, 2014, or PNC may apply the amount held in the blocked account to principal installments of the Term Loan.
We paid $0.2 million in fees associated with Amendment 3. We had a balance of $0.1 million in fees associated with the original agreement in 2011, which were capitalized and will now be amortized over the 5 year term of the amended agreement. The maturity of these facilities has been extended to December 11, 2018. We must also pay a facility fee of 0.375% a year on the unused portion of the facility. The facility is guaranteed by Tecumseh Products Company and its U.S. and Canadian subsidiaries and is secured by substantially all of the assets of the borrowers.
The PNC agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level for more than five business days. At December 31, 2013, our availability fell below this threshold. In January 2014, we paid $2.0 million on our revolving credit line so that the fixed coverage charge ratio was not required to be tested as of December 31, 2013, however, if we were required to test the fixed coverage charge ratio we would be in compliance. We had $1.1 million of additional borrowing capacity under this facility as of December 31, 2013, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility. We were in compliance with all covenants and terms of the agreement at December 31, 2013.
At December 31, 2013, our borrowings under the PNC revolving facility totaled $8.0 million, borrowings under the PNC term loan were $15.0 million and we had $3.2 million in outstanding letters of credit.
In April 2013, we signed a loan agreement with the Mississippi Development Authority ("MDA") for draws up to $1.5 million at an interest rate of 2.25%. Fixed principal and interest payments commence in March 2014 and continue until February 2021. Draws under the agreement are permitted for purchases of certain equipment at our Tupelo, Mississippi location. At December 31, 2013, our borrowings under the MDA loan agreement totaled $1.1 million.
In the U.S., we have $0.4 million outstanding in short term borrowings related to financing some of our insurance premiums and $1.0 million in long term borrowings related to software financing.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
In Brazil, as of December 31, 2013, we have uncommitted, discretionary line of credit facilities with several local private Brazilian banks (some of which are sponsored by the Brazilian government) for an aggregate maximum of $47.8 million, subject to a borrowing base formula computed on a monthly basis. These credit facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from March 2014 through January 15, 2020. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, at their discretion, whether to make new advances with respect to each draw on such facilities. There are no restrictive covenants on these credit facilities. Our borrowings under the revolving credit facilities in Brazil, at December 31, 2013, totaled $28.6 million, with an additional $19.2 million available for borrowing, based on our accounts receivable and inventory levels at that date.
In India, we have an aggregate maximum availability of $12.6 million in line of credit facilities which are secured by land, buildings and equipment, inventories and receivables and are subject to a borrowing base formula computed on a monthly basis. The arrangements expire at various times from March 2014 through July 2014. Historically, we have been able to renew these facilities when they expire; however, such renewal is at the discretion of the banks. Our borrowings under these facilities totaled $11.3 million, and based on our borrowing base as of December 31, 2013, we had $1.3 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets located in India.
We also have capital lease agreements with an outstanding balance of $1.8 million which are included in our total borrowings balance at December 31, 2013.
Our consolidated borrowings totaled $67.2 million at December 31, 2013 and $61.4 million at December 31, 2012. Our weighted average interest rate for these borrowings was 8.1% for the twelve months ended December 31, 2013 and 8.8% for the twelve months ended December 31, 2012.

Scheduled maturities of debt and capital lease obligations for each of the five years subsequent to December 31, 2013 are as follows:

(in millions)
2014	$49.7
2015	$4.7
2016	$5.3
2017	$3.6
2018	$3.1
Thereafter	$0.8
Total	$67.2
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
At our 2014 Shareholder meeting, expected to be held on April 30, 2014, all record holders of our Class A Common Stock and Class B Common Stock are being asked to approve a recapitalization by means of an amendment to our articles of incorporation, whereby each share of Class A Common Stock will be reclassified and converted into one Common Share and each share of Class B Common Stock will be reclassified and converted into one Common Share.  If the recapitalization proposed is approved, we will no longer have authorized Class A Common Stock or Class B Common Stock.  The Common Shares will be our only authorized capital stock and all shareholders will be entitled to voting rights.
We currently have no expectation to resume payment of dividends.
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
The SARs and phantom shares do not entitle recipients to receive any of our common shares, nor do they provide recipients with any voting or other shareholder rights. Similarly, since the awards are not paid out in the form of equity, they do not change the number of shares we have available for any future equity compensation we may elect to grant and they do not dilute existing shareholders' ownership of the Company. However, because the value of the awards is based on the value of our Class A Common Stock, we believe they align employee and shareholder interests, and provide retention benefits in much the same way as would stock options and restricted stock awards.
Prior to 2011, two types of incentives were awarded: SARs and non-performance based phantom shares. SARs and non-performance phantom shares were generally granted to key employees in the first quarter of each year and vested one-third each year over a 3 year period. SARs were granted with an exercise price equal to the closing price of our common stock on the date of the grant, as reported by the Nasdaq Stock Market and expire seven years after their grant date.
Starting in 2011, we awarded performance based phantom shares to make our equity incentives reflect our performance during the respective calendar year. These performance phantom shares vest one-third each year over a 3 year period. Based on our calendar year results, the following number of performance phantom shares were awarded:

Year	Number of Phantom Shares Awarded
2011	0
2012	435,866
2013	23,642

A summary of activity under the plans during 2013 is as follows:

SARs:	Number of awards	Weighted average exercise price per share
Outstanding at January 1, 2013	100,539	$11.14
Granted	—	$—
Exercised	—	$—
Forfeited	(48,460)	$13.21
Outstanding at December 31, 2013	52,079	$11.81

Phantom Shares: *	Number of awards	Weighted average grant date value per share
Outstanding at January 1, 2013	487,670	$5.67
Granted	23,642	$9.02
Exercised	(197,093)	$6.87
Forfeited	(78,277)	$4.73
Outstanding at December 31, 2013	235,942	$5.98
* Includes both non-performance and performance based shares.

The initial value of the phantom shares is based on the closing price of our Class A Common Stock as of the grant date. The initial value of the SARs, which are the economic equivalent of options, is based on a Black-Scholes model as of the grant date.
Our liability with regard to these awards is re-measured in each quarterly reporting period. The fair value of the phantom shares is based on the closing stock price on our Class A Common Stock on the last day of the period. At December 31, 2013 and December 31, 2012, the closing stock price on our Class A Common Stock was $9.05 and $4.62 respectively.
We measure the fair value of each SAR based on the closing stock price of Class A Common Stock on the last day of the period, using a Black-Scholes valuation model. The fair value of each SAR was estimated as of December 31, 2013, 2012 and 2011 using the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.16%-0.78%	0.27%-0.52%	0.4%-0.83%
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	1.2-3.0 years	2.2-4.0 years	3.2-5.0 years
Volatility	62.21%	63.63%	80.66%
Total compensation expense (income) related to this plan for the years ended December 31, 2013, 2012 and 2011 was $2.3 million, $2.6 million and $(1.6) million, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized compensation liability as calculated at December 31, 2013 and 2012 was $1.7 million and $0.8 million, respectively. Total cash paid under this plan for the years ended December 31, 2013 and 2012 was $1.6 million and $0.1 million, respectively.
In addition to the awards to our employees, we grant deferred stock units ("DSUs") to our non-employee directors under our Outside Directors' Deferred Stock Unit Plan. These awards are fully vested when made. We measure the fair value of outstanding DSUs based upon the closing stock price of our Class A Common Stock on the last day of the reporting period. We pay out the DSUs to a director after the earlier of a Company Change in Control, as defined in the plan, or the date when he or she ceases to be a non-employee director for any reason. Since the DSUs are settled in cash rather than by issuing equity instruments, we record an expense with a corresponding liability on our Consolidated Balance Sheets. Total expense related to the DSUs for the years ended December 31, 2013 and 2012 was $0.8 million and $0.5 million, respectively. Total expense related to the DSUs for the year ended December 31, 2011 was immaterial. We recorded a liability of $1.2 million and $0.6 million as of December 31, 2013 and 2012, respectively. Total cash paid for DSUs in the year ended December 31, 2013 was $0.2 million; no cash was paid out for DSUs in the year ended December 31, 2012.
As of December 31, 2013 and January 20, 2014, two of our Board members resigned from our Board of Directors. Cash paid in the first quarter of 2014 to settle these directors' DSUs totaled $0.7 million.

NOTE 11. Impairments, Restructuring Charges and Other Items
The charges (gains) recorded as impairments, restructuring charges, and other items are as follows:

	For the years ended December 31,
(in millions)	2013	2012	2011
Severance, restructuring costs, and special termination benefits	$9.9	$3.8	$8.0
Business process re-engineering	2.7	—	—
Impairment of investment and assets	—	—	0.4
Environmental reserve for sold building	0.2	0.6	0.1
Curtailment and settlement gain on postretirement benefits	—	(45.0)	—
Refund of settlement notice and administrative costs	—	(0.1)	—
Moving costs	0.5	0.1	—
Contingent legal liability	0.3	—	—
Total impairments, restructuring charges, and other items	$13.6	$(40.6)	$8.5
2013
Severance expense in 2013 was associated with a reduction in force at our French ($7.8 million), Brazilian ($1.3 million), Indian ($0.5 million) and Corporate ($0.3 million) locations.
2012
Severance expense in 2012 was associated with a reduction in force at our Brazilian ($2.6 million), French ($0.6 million), North American ($0.3 million) and Corporate ($0.3 million) locations. For additional information regarding the "Curtailment and settlement gain" on postretirement benefits see Note 5, "Pension and Other Postretirement Benefit Plans". For additional information on "Refund of settlement notice and administrative costs" see Note 16, "Commitments and Contingencies".
2011
Severance expense in 2011 was associated with a reduction in force at our Brazilian ($4.1 million), Corporate ($3.5 million), French ($0.2 million), North American ($0.1 million) and Indian ($0.1 million) locations. On March 7, 2011, our President and Chief Executive Officer and our Board of Directors mutually determined to separate our President and Chief Executive Officer’s employment with us after a transition period. The $3.5 million severance associated with a reduction in force at our Corporate location includes $1.35 million relating to our former President and Chief Executive Officer’s separation.
The following table reconciles cash activities for the years ended December 31, 2013 and 2012 for accrued impairments, restructuring charges and other items:

(in millions)	Severance	Other	Total
Balance at January 1, 2012	$0.1	$1.8	$1.9
Accruals	3.8	0.6	4.4
Payments	(3.8)	(0.9)	(4.7)
Balance at December 31, 2012	$0.1	$1.5	$1.6
Accruals	9.9	3.7	13.6
Payments	(4.5)	(3.5)	(8.0)
Balance at December 31, 2013	$5.5	$1.7	$7.2
The accrued balance at December 31, 2013 for "Severance" mainly includes payments to be made related to our European reduction in force and is expected to be settled in the next 14 months. The accrued "Other" balance at December 31, 2013, includes $0.3 million related to the reserve for our former corporate office and will be paid through December 2015 and $1.1 million for the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility, and is expected to be paid over the next 12 to 15 months. We also have a contingent liability in "Other" of $0.3 million which we believe will be settled in early 2014.

NOTE 12. Income Taxes
Consolidated income (loss) from continuing operations before taxes consists of the following:

(in millions)	2013	2012	2011
U.S.	$0.8	$45.5	$(22.4)
Foreign	(27.5)	(32.6)	(49.8)
Consolidated (loss) income from continuing operations before tax	$(26.7)	$12.9	$(72.2)
Provision for (benefit from) income taxes from continuing operations consists of the following:

(in millions)	2013	2012	2011
Current:
U.S. federal	$—	$(4.6)	$(1.2)
State and local	—	(0.1)	0.1
Foreign income and withholding taxes	0.6	(0.6)	0.1
Total current:	$0.6	$(5.3)	$(1.0)
Deferred:
U.S. federal	7.7	(4.8)	—
State and local	—	—	—
Foreign	(0.6)	(0.1)	0.1
Total deferred:	7.1	(4.9)	0.1
Provision for (benefit from) income taxes from continuing operations	$7.7	$(10.2)	$(0.9)

A reconciliation between the actual income tax expense (benefit) and the income tax expense (benefit) computed by applying the statutory federal income tax rate of 35% to income before tax is as follows:

(in millions)	2013	2012	2011
Income taxes expense (benefit) at U.S. statutory rate	$(9.3)	$4.5	$(25.3)
State and local income taxes, net of federal benefit	—	(0.1)	0.1
Foreign tax rate differential	0.2	0.2	0.4
Valuation allowances	(2.1)	(88.7)	25.7
Tax attribute expiration	9.1	68.5	—
Intraperiod allocation	7.1	(4.8)	—
Release of uncertain tax positions	—	(4.5)	—
Tax refunds	(0.4)	(1.0)	(1.7)
Deemed foreign dividend	—	15.7	—
Deferred tax adjustments	4.0	—	—
Transfer pricing	2.2	—	—
Tax exempt income	(5.8)	—	—
Non-deductible expense	1.9	—	—
Other items, net	0.8	—	(0.1)
Income tax expense (benefit) at effective worldwide tax rates	$7.7	$(10.2)	$(0.9)
Deferred income taxes reflect the effect of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Provisions are also made for estimated taxes which may be incurred on the remittance of subsidiaries’ undistributed earnings, none of which are deemed to be permanently reinvested.

Significant components of our deferred tax assets and liabilities as of December 31, were as follows:

(in millions)	2013	2012
Deferred tax assets:
Other postretirement liabilities	$6.3	$5.6
Product warranty and self-insured risks	0.3	2.7
Tax carry forwards	292.9	305.2
Other accruals and miscellaneous	22.6	26.9
Subtotal	322.1	340.4
Valuation allowance	(305.2)	(307.3)
Total deferred tax assets	$16.9	$33.1
Deferred tax liabilities:
Property, plant & equipment	$7.8	$14.0
Pension	—	13.9
Unrealized gains on securities	6.4	1.6
Other	2.6	3.5
Total deferred tax liabilities	16.8	33.0
Net deferred tax assets	$0.1	$0.1

Deferred tax details included in the Consolidated Balance Sheets at December 31, are as follows:

(in millions)	2013	2012
Deferred tax assets	$1.9	$0.3
Deferred tax liabilities	1.8	0.2
Total	$0.1	$0.1

At December 31, 2013, we had the following tax carry forwards:

(in millions)	Amounts	Expiration
U.S. Federal Net Operating Loss	$184.5	2027 to 2033
U.S. State Net Operating Loss	16.9	2016 to 2033
Foreign Net Operating Losses	54.1	Unlimited
U.S. Tax Credits	37.1	2015 to 2031
U.S. Alternative Minimum Tax Credit	0.3	Unlimited
Total operating loss and tax credit carry forwards	$292.9
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
Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. All available evidence, both positive and negative using a more likely than not standard, is considered to determine if valuation allowances should be established against deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry forward periods, previous experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2013. This objective negative evidence limits the ability to consider other subjective evidence such as our projections for future growth.
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
At December 31, 2013 and 2012 we did not have any unrecognized tax benefits.
We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2013 and 2012, we had no accrued interest and penalties.

The following reconciliation illustrates the unrecognized tax benefits for the years ended December 31:

(in millions)	2013	2012
Unrecognized tax benefits – beginning of period	$—	$5.5
Settlements	—	(5.5)
Unrecognized tax benefits – end of period	$—	$—
We file U.S., state and foreign income tax returns in jurisdictions with varying statues of limitations. We have open tax years from 2006 to 2012 with various significant taxing jurisdictions including Canada, France and Brazil. In the U.S., our federal income tax returns through 2005 have been examined by the Internal Revenue Service and we have open tax years from 2009 to 2012.
As a result of a U.S. income tax refund, a tax benefit was recognized in the second quarter of 2012. Management is not aware of any uncertain tax positions taken or expected to be taken that would require recognition of a liability or asset for disclosure in the financial statements.
On September 16, 2013, the Internal Revenue Service released final regulations governing the application of Internal Revenue Code Sections 162(a) and 263(a) to amounts paid to acquire, produce or improve tangible property. The implementation of these regulations was optional for the years ended December 31, 2012 and 2013, respectively, but is mandatory beginning January 1, 2014. Based on a preliminary analysis, we believe that these regulations will not have material impact on our 2014 financial statements.
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
Foreign currency and commodity derivative contracts
Derivative instruments recognized on our Consolidated Balance Sheets consist of foreign currency forward exchange contracts and commodity futures contracts. These contracts are recognized at the estimated amount at which they could be settled based on market observable inputs, such as forward market exchange rates and are recorded on our Consolidated Balance Sheets as part of current assets and liabilities under the heading “Fair value of derivatives.” We classify our derivative instruments as Level 2.

The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2013.

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$0.6	$—	$0.6	$—
Balance as of December 31, 2013	$0.6	$—	$0.6	$—
Liabilities:
Foreign currency derivatives	(1.6)	—	(1.6)	—
Balance as of December 31, 2013	$(1.6)	$—	$(1.6)	$—
The following table presents the amounts recorded on our balance sheet for assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$0.4	$—	$0.4	$—
Foreign currency derivatives	0.3	—	0.3	—
Balance as of December 31, 2012	0.7	—	0.7	—
Liabilities:
Foreign currency derivatives	(0.9)	$—	(0.9)	—
Balance as of December 31, 2012	$(0.9)	$—	$(0.9)	$—
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
The notional amount outstanding of derivative contracts designated as cash flow hedges was $21.9 million and $50.9 million at December 31, 2013 and 2012, respectively. The notional amount outstanding of de-designated derivative contracts was $12.6 million and $20.4 million at December 31, 2013 and December 31, 2012, respectively.
 We recognized $5.5 million of losses associated with the derivative contracts that have been de-designated during the year ended December 31, 2013. We had gains of $0.1 million in “Other comprehensive income” at December 31, 2013, for derivative contracts that have been de-designated. These gains will be recognized as the forecasted cash flows occur.

The following table presents the fair value of our derivatives designated as hedging instruments in our Consolidated Balance Sheets as of December 31, 2013 and 2012:

	Asset (Liability) Derivatives
	December 31, 2013		December 31, 2012
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Commodity derivatives contracts	Fair value of derivative asset	$0.3	Fair value of derivative asset	$0.3
Commodity derivatives contracts	Fair value of derivative liability	—	Fair value of derivative liability	—
Foreign currency derivatives	Fair value of derivative asset	—	Fair value of derivative asset	0.2
Foreign currency derivatives	Fair value of derivative liability	(1.1)	Fair value of derivative liability	(0.7)
Total		$(0.8)		$(0.2)

The following table presents the fair value of our derivatives that have been de-designated as hedging instruments in our Consolidated Balance Sheets as of December 31, 2013 and 2012:

	Asset (Liability) Derivatives
	December 31, 2013		December 31, 2012
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Commodity derivatives contracts	Fair value of derivative asset	$0.3	Fair value of derivative asset	$0.1
Commodity derivatives contracts	Fair value of derivative liability	—	Fair value of derivative liability	—
Foreign currency derivatives	Fair value of derivative asset	—	Fair value of derivative asset	0.1
Foreign currency derivatives	Fair value of derivative liability	(0.5)	Fair value of derivative liability	(0.2)
Total		$(0.2)		$—

The following table presents the impact of derivatives designated as hedging instruments on our Consolidated Statements of Operations and AOCI for our derivatives designated as cash flow hedging instruments for the years ended December 31, 2013, 2012 and 2011.

(in millions)	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2013	2012	2011		2013	2012	2011		2013	2012	2011
Commodity	$0.3	$1.3	$(4.5)	Cost of Sales	$0.2	$(2.2)	$5.8	Cost of Sales	$—	$—	$(1.3)
Currency	(1.5)	1.1	(10.9)	Cost of Sales	(1.0)	(11.3)	6.7	Cost of Sales	—	—	(0.7)
Total	$(1.2)	$2.4	$(15.4)		$(0.8)	$(13.5)	$12.5		$—	$—	$(2.0)

As of December 31, 2013, we estimate that we will reclassify into earnings during the next twelve months approximately $0.6 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices may require us to post cash collateral with our hedge counterparties. At December 31, 2013 and 2012, we were required to post $0.8 million and $0.6 million, respectively, of cash collateral on our hedges, which is recorded in “Restricted cash and cash equivalents” in our Consolidated Balance Sheets.

NOTE 15. Reclassifications Out of Accumulated Other Comprehensive Income
The following table presents the amounts reclassified out of AOCI for the years ended December 31:

	2013	2012	2011
Pension and postretirement benefits:
Amortization of prior service credit, net of tax	$7.1	$3.9	$7.4
Amortization of net actuarial gain, net of tax	30.0	6.1	1.0
Reclassification of prior service credit and net actuarial gain due to curtailment, net of tax	—	44.1	—
Total reclassification, net of tax - pension and postretirement benefits	$37.1	$54.1	$8.4
Cash flow hedges:
Reclassification adjustment for gain, net of tax - commodities	$0.4	$1.9	$3.8
Reclassification adjustment for (loss) gain, net of tax - currency	(1.2)	8.4	5.1
Total reclassification, net of tax - cash flow hedges	$(0.8)	$10.3	$8.9
Total reclassification, net of tax	$36.3	$64.4	$17.3
Gains and losses on our currency derivatives that are reclassified out of AOCI are recognized as part of "Cost of sales" on our Consolidated Statements of Operations in their entirety.
Gains and losses on our commodity derivatives that are reclassified out of AOCI are partially recognized as part of "Cost of sales" on our Consolidated Statement of Operations and partially capitalized as part of "Inventories" on our Consolidated Balance Sheets. (See Note 14, "Derivative Instruments and Hedging Activities" for additional information.)
Gains and losses on amortization of prior service credit and net actuarial gain that are reclassified out of AOCI are recognized partially as a part of "Cost of sales" and "Other income" on our Consolidated Statements of Operations and partially capitalized as part of "Inventories" on our Consolidated Balance Sheets. (See Note 5, "Pension and Other Postretirement Benefit Plans" for additional information.)
NOTE 16. Commitments and Contingencies
Operating leases
Future minimum lease payments under non-cancelable operating leases amounted to $13.1 million at December 31, 2013 as follows:

Years ending December 31,	(in millions)
2014	$3.8
2015	$2.4
2016	$1.6
2017	$1.4
2018	$1.3
Thereafter	$2.6
Aggregate rental expense for operating leases was $5.2 million, $7.9 million, and $8.2 million for the fiscal years ended December 31, 2013, 2012, and 2011, respectively.
Purchase Commitments
As of December 31, 2013, 2012 and 2011, we had $22.0 million , $24.8 million and $13.7 million respectively of non-cancelable purchase commitments with some suppliers for materials and supplies in the normal course of business.

Accounts Receivable
A portion of accounts receivable at our Brazilian subsidiary are sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $12.1 million and $11.9 million at December 31, 2013 and 2012, respectively, and our weighted average interest rate for these receivables was 5.9% and 6.1% for the twelve months ended December 31, 2013 and 2012, respectively. Under our factoring program in Europe, we may discount receivables with recourse; however, at December 31, 2013, there were no receivables sold with recourse.
Letters of credit
We issue letters of credit in the normal course of business as required by some vendor contracts and insurance policies. As of December 31, 2013 and 2012, we had $3.2 million and $3.4 million, respectively, in outstanding letters of credit in the U.S. Outside the U.S. we had $7.9 million and $8.7 million outstanding letters of credit at December 31, 2013 and 2012, respectively.

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
On October 15, 2012 we entered into a new settlement agreement with the direct-purchaser plaintiffs (the "Settlement Agreement"), which must be approved by the court. The Settlement Agreement was made by and between us and our subsidiaries and affiliates, and plaintiffs, both individually and on behalf of a class of persons who purchased the Covered Products in the United States, its territories and possessions, directly from a defendant. Under the terms of the Settlement Agreement, in exchange for plaintiffs' full release of all U.S. direct-purchaser claims against us relating to refrigeration compressors, we agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $150,000 for notice and administrative costs associated with administering the settlement. These costs were recorded as an expense in the second quarter ended June 30, 2010 (and paid in the third quarter of 2010) in the line item captioned "Impairments, restructuring charges, and other items". Under the original agreement, administrative costs were $250,000; however upon signing the new settlement, the difference was refunded to Tecumseh Products Company. The Settlement Agreement was submitted to the court on May 8, 2013 for preliminary approval. On January 9, 2014, the court granted preliminary approval of the proposed Settlement agreement with the direct purchaser plaintiffs.
For the remaining indirect purchaser class actions in the United States, a consolidated amended complaint was filed on June 30, 2010, and we filed a motion to dismiss the indirect purchaser class action on August 30, 2010. On June 7, 2012, the court partially granted a motion to dismiss the consolidated amended complaint with regard to claims for purchasers in several states in which the complaint identified no named plaintiff. On April 9, 2013, the court partially granted the motion to dismiss with regard to claims for purchasers in the majority of the remaining states. As a result of these rulings, the indirect purchaser class action currently includes claims for plaintiffs in only six states. The indirect purchasers sought to appeal the dismissal of certain claims to the U.S. Court of Appeals for the Sixth Circuit. On September 25, 2013, the Sixth Circuit court dismissed the indirect purchaser plaintiffs' appeal for lack of jurisdiction. In Canada, the class actions are still in a preliminary stage.
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
On March 12, 2012, a proceeding was commenced by Electrolux do Brasil S.A., in the Civil Division of the State District Court in São Paulo, Brazil, against Tecumseh Do Brasil Ltda. and two other defendants controlled by Whirlpool, jointly and severally. The complaint alleges that Electrolux suffered damages from over pricing due to the activities of a cartel of which we and Whirlpool were members. The complaint states that the amount in controversy is Brazilian Real 1,000,000. However, Electrolux would be entitled to recover any damages it is able to prove in the proceeding, in the event that they exceed this amount. We timely filed opposition to this claim. Whirlpool expert reports were filed for consideration by the court that states the claim is time barred due to the expiration of the applicable statute of limitations. We intend to continue to vigorously contest the claim.
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
On December 18, 2013, BSH Boschund Siemens Hausgerate GMBH ("Bosch") sent the company a letter in which it threatened to initiate court proceedings in Germany against Tecumseh unless Tecumseh pays Bosch damages for alleged overcharges relating to its purchases of compressors.
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
Environmental Matters
At December 31, 2013 and December 31, 2012 we had accrued $2.4 million and $2.9 million, respectively, for environmental remediation. Included in the December 31, 2013 balance is an accrual of $1.1 million for the remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. We met with the United States Environmental Protection Agency ("USEPA") in late 2012, to discuss the overall project at the Site. Based upon this meeting and additional information that was requested by the USEPA, most of the investigation efforts are now expected to be completed in the next 3 - 4 months and most of the remediation system construction efforts are expected to be completed in the next 12 - 15 months. Delays in demolition activities by the current property owner could delay remediation system construction at the site. Some short term delays in investigation efforts have already occurred due to demolition activities. The monitoring activities to demonstrate effectiveness of the remediation systems are anticipated to be completed by the end of 2019.
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
We believe such insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS. Active remediation of the SRHS was completed in 2013 and PRS is currently preparing the final work completion reports. We anticipate that PRS will submit these reports to USEPA in 2014. USEPA is expected to issue a Certificate of Completion for the Site after it has reviewed and approved the final work completion reports.
Now that the remediation and reporting on SRHS is nearing completion, the natural resource trustees (Wisconsin Department of Natural Resources, U.S. Fish and Wildlife Service, and the National Oceanic and Atmospheric Administration (collectively, the "Trustees")) will have the opportunity to assess if there are any NRD claims. In September 2012, we were advised that the Sheboygan River Natural Resource Trustees conducted a pre-assessment screen of natural resources damages related to the Sheboygan River and Harbor Site, including the Kohler Landfill Superfund Site and the Campmarina Alternate Superfund Site. An initial meeting with the Wisconsin Department of Justice ("WDOJ") and the Trustees, along with other potentially responsible parties, took place in October 2012 to discuss the next steps in the assessment process and to provide a pathway for the potentially responsible parties to participate in a formal NRD assessment at the site. The meeting was primarily informational in nature. In a letter dated April 19, 2013, but not received by us until May 23, 2013, the Trustees provided notice to us of their intent to perform a formal NRD assessment.
The Trustees sent the May 23, 2013 notice to three parties in addition to us. Neither we, nor any of the other three notified parties, admit that it is liable for any natural resource damages in connection with the SRHS. Further, no allocation of liability among the parties, whether interim or final, has been reached.
At this time, we have not received a Notice of Intent to Sue as required by the Comprehensive Environmental Response, Compensation and Liability Act as a predicate to any lawsuit for natural resources damages by the Trustees. However, we have entered into a tolling agreement with the Trustees to stop any applicable limitations period on their asserted claims for the period from September 15, 2013 to September 15, 2014, "to facilitate settlement negotiations between the Parties." We do not have a reasonable estimate of the amount of our ultimate NRD liability, if any, or the amount of any potential future claims, but the amount could be material to our financial position, consolidated results of operations and cash flows.
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In February 2013, the WDNR granted a "no further action" for the on-site groundwater component of the investigation but required the installation of three additional off-site, down-gradient monitoring wells and two years (six sampling events) of off-site monitoring with the timetable for monitoring beginning with the sampling event conducted in October 2012, in order to demonstrate concentrations are stable and receive full closure from the WDNR. The three additional off-site, down-gradient monitoring wells were installed and all on-site monitoring wells were formally abandoned during the second quarter of 2013. Based upon evaluation of the potential for vapor intrusion at buildings that are located near (but not on) the plant site, we are working with the WDNR to install a vapor mitigation system at one building and to evaluate the potential for vapor intrusion at nine additional properties.
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
External customer sales by geographic area are based upon the destination of products sold. In 2013 and 2012 one household refrigeration and freezer customer accounted for 8.3% and 7.2% of our consolidated sales, respectively. Long-lived assets by geographic area are based upon the physical location of the assets.

Assets, capital expenditures and depreciation and amortization from continuing operations for the years ended December 31, were as follows:
Business Segment Information

(in millions)	2013	2012	2011
Assets:
Compressor products	$356.0	$392.3	$452.1
Corporate and consolidating items	129.0	133.5	111.1
Assets held for sale	2.4	2.1	0.5
Total assets	$487.4	$527.9	$563.7
Capital expenditures:
Compressor products	$10.3	$11.9	$11.5
Corporate and consolidating items	1.5	1.9	6.2
Total capital expenditures	$11.8	$13.8	$17.7
Depreciation and amortization:
Compressor products	$27.3	$29.0	$32.6
Corporate and consolidating items	6.2	7.4	7.9
Total depreciation and amortization	$33.5	$36.4	$40.5

Geographic Information
Customer sales by geographic location for the years ended December 31, were as follows:

(in millions)	2013	2012	2011
Customer sales by destination:
North America
United States	$135.9	$168.0	$170.6
Other North America	15.7	18.3	19.0
Total North America	$151.6	$186.3	$189.6
South America
Brazil	$223.9	$193.4	$224.6
Other South America	58.8	65.9	53.1
Total South America	$282.7	$259.3	$277.7
Europe	$207.1	$203.2	$210.8
Asia
China	$20.0	$26.2	$24.7
India	74.5	66.3	48.1
Other Asia	21.1	27.2	24.9
Total Asia	$115.6	$119.7	$97.7
Middle East and Africa	$66.6	$86.2	$88.6
Total sales	$823.6	$854.7	$864.4

Property, plant and equipment at December 31, were as follows:

(in millions)	2013	2012	2011
Property, plant and equipment, net:
North America	$27.1	$30.2	$35.3
Brazil	60.1	85.4	110.7
India	20.4	24.8	30.0
Europe	15.2	16.6	13.4
Total property, plant and equipment, net	$122.8	$157.0	$189.4
NOTE 18. Quarterly Financial Data – Unaudited

	Quarter
(in millions, except per share data)	First	Second	Third	Fourth	Total
2013
Net sales	$207.6	$227.6	$194.4	$194.0	$823.6
Gross profit	22.1	19.2	24.0	12.8	78.1
Net (loss)(a)	(8.4)	(6.3)	(5.7)	(17.1)	(37.5)
Basic and diluted (loss) per share	$(0.45)	$(0.35)	$(0.30)	(0.93)	$(2.03)
2012
Net sales	$219.6	$228.1	$208.6	$198.4	$854.7
Gross profit	15.6	17.6	18.2	13.3	64.7
Net (loss) income (b)	(7.1)	44.0	(3.8)	(10.5)	22.6
Basic and diluted (loss) earnings per share	$(0.38)	$2.38	$(0.21)	$(0.57)	$1.22
(a) Includes $9.9 million in expense related to severance associated with reductions in work force, $2.7 million in business re-engineering costs, $0.3 million related to a contingent legal liability and $0.5 million in moving costs.
(b) Includes curtailment gain related to termination of certain postretirement benefits for salaried employees and retirees, which resulted in a non-cash gain of $45.0 million as well as $0.1 million refund for a settlement notice and administrative costs, partially offset by $3.8 million in expense related to severance associated with reductions in work force and $0.1 million in moving costs.
NOTE 19. New Accounting Standards
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
On January 23, 2014, our Board of Directors adopted, and on February 28, 2014 our Board of Directors amended, the Tecumseh Products Company 2014 Omnibus Incentive Plan (the "2014 Plan"), subject to shareholder approval of the 2014 Plan at the 2014 annual meeting of shareholders. The 2014 Plan provides for the award to our directors, key employees and third-party service providers, of options, stock appreciation rights, restricted stock, restricted stock units (including performance restricted stock units), performance awards (which may take the form of performance units, including annual cash performance units, or performance shares) and other stock and stock unit awards to acquire up to an aggregate of 1,800,000 share of our Class A Common Stock, par value $1.00 per share (Common Shares, no par value per share, if the recapitalization proposal we are submitting to shareholders for approval at the 2014 annual meeting of shareholders is approved and implemented).
In the first quarter of 2014, we agreed to sell some of our assets at one of our U.S. locations for consideration of approximately $4.0 million.

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
Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon such evaluation, and as of December 31, 2013, our President and Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.
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
Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment, management used the framework described in Internal Control – Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in this Item 9A of this report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Tecumseh Products Company
We have audited the internal control over financial reporting of Tecumseh Products Company (a Michigan corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 4, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Southfield, Michigan
March 4, 2014

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information pertaining to directors required by Item 401 of Regulation S-K will be set forth under the caption “Proposal No. 1- Election of Directors – Our Nominees” and “– Qualifications of Directors and Nominees” in our definitive proxy statement/prospectus relating to our 2014 annual meeting of shareholders scheduled to be held April 30, 2014 and is incorporated herein by reference. The information pertaining to executive officers required by Item 401 of Regulation S-K will be set forth under the caption “Executive Officers” in our definitive proxy statement/prospectus relating to our 2014 annual meeting of shareholders scheduled to be held April 30, 2014 and is incorporated herein by reference. The information required to be reported pursuant to Item 405 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement/prospectus relating to our 2014 annual meeting of shareholders scheduled to be held April 30, 2014 and is incorporated herein by reference.
The information required to be reported pursuant to Item 406 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors – Code of Conduct” in our definitive proxy statement/prospectus relating to our 2014 annual meeting of shareholders scheduled to be held April 30, 2014 and is incorporated herein by reference. The information required to be reported pursuant to paragraphs (d)(4) and (d)(5) of Item 407 of Regulation S-K will be set forth under the caption “Information Concerning the Board of Directors – Committees of the Board” and “– Audit Committee” in our definitive proxy statement/prospectus relating to our 2014 annual meeting of shareholders scheduled to be held April 30, 2014 and is incorporated herein by reference. No information is required to be reported pursuant to paragraph (c)(3) of Item 407 of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required to be reported pursuant to Item 402 of Regulation S-K and paragraph (e)(5) of Item 407 of Regulation S-K will be set forth under the caption “Executive Compensation,” and the information required to be reported pursuant to paragraph (e)(4) of Item 407 of Regulation S-K will be set forth under the sub-caption “Compensation Committee Interlocks and Insider Participation” under the caption “Information Concerning the Board of Directors” in our definitive proxy statement/prospectus relating to our 2014 annual meeting of shareholders scheduled to be held April 30, 2014 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be reported pursuant to Item 403 of Regulation S-K will be set forth under the caption “Share Ownership” in our definitive proxy statement/prospectus relating to our 2014 annual meeting of shareholders scheduled to be held April 30, 2014 and is incorporated herein by reference. No information is required to be reported pursuant to Item 201(d) of Regulation S-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required to be reported pursuant to Item 404 of Regulation S-K and paragraph (a) of Item 407 of Regulation S-K will be set forth under the sub-captions “Board Independence,” “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” under the caption “Information Concerning the Board of Directors” in our definitive proxy statement/prospectus relating to our 2014 annual meeting of shareholders scheduled to be held April 30, 2014 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be reported pursuant to Item 9(e) of Schedule 14A will be set forth under the caption “Proposal No. 3 – Ratification of Appointment of Independent Accountant - Audit and Non-Audit Fees” in our definitive proxy statement /prospectus relating to our 2014 annual meeting of shareholders scheduled to be held April 30, 2014 and is incorporated herein by reference.

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

TECUMSEH PRODUCTS COMPANY

Date:	March 4, 2014	By	/s/ James J. Connor
James J. Connor
President, Chief Executive Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Office	Date of Signing

/s/ James J. Connor	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 4, 2014
James J. Connor
/s/ Janice E. Stipp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Principal Financial Officer)	March 4, 2014
Janice E. Stipp
/s/ Stephanie H. Boyse	Director	March 4, 2014
Stephanie H. Boyse
/s/ Gary L. Cowger	Director	March 4, 2014
Gary L. Cowger
/s/ Harold M. Karp	Director	March 4, 2014
Harold M. Karp
/s/ Terence C. Seikel	Director	March 4, 2014
Terence C. Seikel
/s/ Douglas M. Suliman Jr.	Director	March 4, 2014
Douglas M. Suliman Jr.

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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
Amended and Restated Bylaws of Tecumseh Products Company as amended through June 29, 2010 (incorporated by reference to Exhibit 3(ii) to registrant’s Current Report on Form 8-K, dated June 29, 2010 and filed March 1, 2011, File No. 0-452)

4.1
Revolving Credit and Security Agreement, dated as of April 21, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K dated April 21, 2011 and filed April 27, 2011, File No. 0-452)

4.2
Side Letter, dated as of April 21, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K dated April 21, 2011 and filed April 27, 2011, File No. 0-452)

4.3
Amendment No. 1 to Revolving Credit and Security Agreement, dated as of December 30, 2011, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 4.4 to registrant's Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-452)

4.4
Amendment No. 2 to Revolving Credit and Security Agreement, dated as of November 6, 2013, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 4.5 to registrant's Registration Statement on Form S-4, filed January 29, 2014, File No. 333-193643)

4.5
Amendment No. 3 to Revolving Credit and Security Agreement, dated as of December 11, 2013, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K dated December 11, 2013 and filed December 17, 2013, File No. 0-452)

4.6
Amendment No. 4 to Revolving Credit and Security Agreement, dated as of December 31, 2013, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 4.7 to registrant's Registration Statement on Form S-4, filed January 29, 2014, File No. 333-193643

4.7 *
Amendment No. 5 to Revolving Credit and Security Agreement, dated as of January 22, 2014, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association

4.8
Factoring Agreement, dated June 19, 2013, and Amendment No. 1 dated June 20, 2013 to Factoring Agreement dated June 19, 2013, between Tecumseh Europe S.A. and GE Factofrance (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8‑K dated June 19, 2013 and filed June 25, 2013, File No. 0-452)

Note: Other instruments defining the rights of holders of long-term debt are not filed because the total amount authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant hereby agrees to furnish a copy of any such agreement to the Securities and Exchange Commission upon request.

10.1
Annual Incentive Plan adopted December 17, 2007 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.15 to registrant’s Annual Report on Form 10-K For the year ended December 31, 2007, File No. 0-452)

10.2
Long-Term Term Incentive Cash Award Plan adopted March 4, 2008 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.3
Form of Award Agreement (Phantom Shares) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.4
Form of Award Agreement (SARs) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed March 10, 2008, File No. 0-452)

10.5
Form of Award Agreement (Phantom Shares and Cash Performance Award) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant’s Current Report on Form 8-K dated March 2, 2012 and filed March 8, 2012, File No. 0-452)

10.6
Form of Award Agreement (Phantom Shares and Cash Performance Award) under Long-Term Incentive Cash Award Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File No. 0-452)

10.7
Tecumseh Products Company 2014 Omnibus Incentive Plan (management contract or compensatory plan or arrangement (incorporated by reference to Annex C to registrant's Registration Statement on Form S-4, filed January 29, 2014, File No. 333-193643)

10.8
Description of Standard Director Compensation Arrangements (management contract or compensatory plan or arrangement) (incorporated by reference to the description under the caption "Executive Compensation - Director Compensation" in registrant's proxy statement/prospectus relating to its 2014 annual meeting of shareholders to be held April 30, 2014, included in registrant's Registration Statement on Form S-4, filed January 29, 2014, File No. 333-193643)

10.9
Amended and Restated Outside Directors’ Deferred Stock Unit Plan adopted December 14, 2010 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 10.7 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 0-452)

10.10
General Release of All Claims, dated as of March 6, 2013 between Tecumseh Products Company and Michael Nolke (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.1 to registrant's Current Report on Form 8-K dated March 6, 2013 and filed March 7, 2013, File No. 0-452)

10.11
Janice E. Stipp Offer Letter dated October 10, 2011 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.2 to registrant's Current Report on Form 8-K dated October 17, 2011 and filed October 18, 2011, File No. 0-452)

10.12
Igor Popov Offer Letter dated February 28, 2014 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.2 to registrant's Current Report on Form 8-K dated March 1, 2014 and filed March 4, 2014, File No. 0-452)

10.13
Liability Transfer and Assumption Agreement for Sheboygan River and Harbor Superfund Site dated March 25, 2003, by and between Tecumseh Products Company and Pollution Risk Services, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed April 9, 2003, File No. 0-452)

10.14
Consent Order entered into on December 9, 2004 with Wisconsin Department of Natural Resources and TRC Companies, Inc. (incorporated by reference to Exhibit 10.26 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.15
Exit Strategy Agreement dated December 29, 2004 with TRC Companies, Inc. (incorporated by reference to Exhibit 10.27 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-452)

10.16
Agreement with AP Services, LLC and AlixPartners, LLP dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed December 14, 2006, File No. 0-452)

10.17
First addendum dated January 19, 2007 to agreement with AP Services, LLC dated December 7, 2006 (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed January 25, 2007, File No. 0-452)

21*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Document

*	Filed herewith

**	Furnished herewith