Form 10-K/A
period 2013-12-31
TECUMSEH PRODUCTS CO
filed 2014-03-05
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
EXPLANATORY NOTE
Tecumseh Products Company is filing this Amendment No. 1 on this Form 10-K/A to amend Exhibit 23.1. Except for the foregoing, Amendment No. 1 neither alters nor updates the Original Annual Report. For the convenience of the reader, this Amendment No. 1 restates in its entirety the Original Annual Report.

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