Form 10-K/A
period 2013-12-31
TECUMSEH PRODUCTS CO
filed 2014-03-05
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)
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
EXPLANATORY NOTE
Tecumseh Products Company is filing this Amendment No. 2 on this Form 10-K/A to amend Exhibits 31 and 32 to properly refer to our Annual Report on Form 10-K/A.  Except for the foregoing and for the change to Exhibit 23.1 made in Amendment No. 1, Amendment No. 2 neither alters nor updates the Original Annual Report.  For the convenience of the reader, this Amendment No. 2 restates in its entirety the Original Annual Report.

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

TECUMSEH PRODUCTS COMPANY

Date:	March 5, 2014	By	/s/ James J. Connor
James J. Connor
President, Chief Executive Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Office	Date of Signing

/s/ James J. Connor	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 5, 2014
James J. Connor
/s/ Janice E. Stipp	Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting and Principal Financial Officer)	March 5, 2014
Janice E. Stipp
/s/ Stephanie H. Boyse	Director	March 5, 2014
Stephanie H. Boyse
/s/ Gary L. Cowger	Director	March 5, 2014
Gary L. Cowger
/s/ Harold M. Karp	Director	March 5, 2014
Harold M. Karp
/s/ Terence C. Seikel	Director	March 5, 2014
Terence C. Seikel
/s/ Douglas M. Suliman Jr.	Director	March 5, 2014
Douglas M. Suliman Jr.

10-K EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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