Form 10-Q
period 2014-06-30
TECUMSEH PRODUCTS CO
filed 2014-08-04
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
 FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 001‑36417
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒
As of August 1, 2014, the following shares of the registrant’s common stock were outstanding:

Common Shares, No Par Value	18,479,684

Page
PART I FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Operations (Unaudited)	Page 4
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 32
Item 4. Controls and Procedures	Page 35
PART II OTHER INFORMATION:
Item 1. Legal Proceedings	Page 36
Item 6. Exhibits	Page 36
Signatures	Page 37
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share data)	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$37.0	$55.0
Restricted cash and cash equivalents	7.2	14.2
Accounts receivable, trade, less allowance for doubtful accounts of $2.0 million in 2014 and $1.5 million in 2013	96.2	85.5
Inventories	132.2	127.7
Deferred income taxes	1.2	0.8
Recoverable non-income taxes	15.9	16.7
Fair value of derivatives	0.6	0.6
Other current assets	20.0	18.1
Total current assets	310.3	318.6
Property, plant and equipment, net	120.2	122.8
Deferred income taxes	0.9	1.1
Recoverable non-income taxes	13.1	10.6
Deposits	28.7	25.8
Other assets	8.4	8.5
Total assets	$481.6	$487.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$111.6	$100.4
Short-term borrowings	51.2	49.7
Accrued liabilities:
Employee compensation	23.3	25.5
Product warranty and self-insured risks	15.3	15.1
Payroll taxes	14.6	13.4
Fair value of derivatives	—	1.6
Other current liabilities	10.6	12.6
Total current liabilities	226.6	218.3
Long-term borrowings	11.6	17.5
Other postretirement benefit liabilities	0.3	0.3
Product warranty and self-insured risks	3.7	4.2
Pension liabilities	19.1	20.0
Other liabilities	21.5	16.8
Total liabilities	282.8	277.1
Stockholders’ Equity
Common Shares, No par value; authorized 100,000,000 shares; issued and outstanding 18,479,684 shares in 2014	29.5	—
Class A common stock, $1 par value; authorized 75,000,000 shares; issued and outstanding 13,401,938 shares in 2013	—	13.4
Class B common stock, $1 par value; authorized 25,000,000 shares; issued and outstanding 5,077,746 shares in 2013	—	5.1
Paid in capital	—	11.0
Retained earnings	246.3	266.1
Accumulated other comprehensive loss	(77.0)	(85.3)
Total stockholders’ equity	198.8	210.3
Total liabilities and stockholders’ equity	$481.6	$487.4
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except share and per share data)	2014	2013	2014	2013
Net sales	$193.0	$227.6	$372.3	$435.2
Cost of sales	(175.9)	(208.4)	(338.1)	(393.9)
Gross profit	17.1	19.2	34.2	41.3
Selling and administrative expenses	(24.3)	(28.3)	(47.3)	(57.4)
Other income (expense), net	1.8	7.2	6.0	12.2
Impairments, restructuring charges, and other items	(0.8)	(2.0)	(4.9)	(5.4)
Operating loss	(6.2)	(3.9)	(12.0)	(9.3)
Interest expense	(2.4)	(2.3)	(4.7)	(4.6)
Interest income	0.5	0.4	0.9	0.7
Loss from continuing operations before taxes	(8.1)	(5.8)	(15.8)	(13.2)
Tax expense	(0.3)	(0.2)	(0.4)	(0.3)
Loss from continuing operations	(8.4)	(6.0)	(16.2)	(13.5)
Loss from discontinued operations, net of tax	(0.3)	(0.3)	(3.6)	(1.2)
Net loss	$(8.7)	$(6.3)	$(19.8)	$(14.7)
Basic and diluted loss per share (a):
Loss from continuing operations	$(0.46)	$(0.33)	$(0.88)	$(0.73)
Loss from discontinued operations	(0.01)	(0.02)	(0.19)	(0.07)
Net loss per share	$(0.47)	$(0.35)	$(1.07)	$(0.80)
Weighted average shares, basic and diluted (in thousands)	18,480	18,480	18,480	18,480
Cash dividends declared per share	$—	$—	$—	$—

(a) During the second quarter of 2014, we granted restricted stock units ("RSUs") to our non-employee directors and our interim Chief Executive Officer. These RSUs were not included in diluted earnings per share information for 2014, as the effect would be antidilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net loss	$(8.7)	$(6.3)	$(19.8)	$(14.7)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	3.6	(16.3)	8.0	(14.1)
Pension and postretirement benefits:
Prior service credit	—	(0.6)	(0.1)	(1.1)
Net actuarial loss (gain)	0.1	(2.5)	0.4	(5.0)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	0.6	(1.2)	0.6	(1.2)
Reclassification adjustment for losses (gains) on cash flow hedges included in net loss	—	(0.2)	0.4	0.1
Other comprehensive income (loss), before tax	4.3	(20.8)	9.3	(21.3)
Tax attributes of items in other comprehensive income (loss)
Unrealized gain (loss) on cash flow hedges, tax impact	(0.5)	1.0	(0.5)	1.0
Reclassification adjustment for losses (gains) on cash flow hedges included in net loss, tax impact	—	0.1	(0.5)	(0.1)
Other comprehensive (loss) income, tax impact	(0.5)	1.1	(1.0)	0.9
Total other comprehensive income (loss), net of tax	3.8	(19.7)	8.3	(20.4)
Total comprehensive loss	$(4.9)	$(26.0)	$(11.5)	$(35.1)
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2014	2013
Cash Flows from Operating Activities:
Net loss	$(19.8)	$(14.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12.8	18.3
Non-cash employee retirement benefits	—	(6.1)
Deferred income taxes	—	(0.2)
Share-based compensation	(0.3)	1.2
Gain on disposal of property and equipment	(3.5)	—
Changes in operating assets and liabilities:
Accounts receivable	(8.7)	(12.3)
Inventories	(1.9)	(30.0)
Payables and accrued expenses	7.6	39.5
Employee retirement benefits	(0.4)	(1.2)
Recoverable non-income taxes	(0.2)	1.5
Other	(2.1)	(3.0)
Cash used in operating activities	(16.5)	(7.0)
Cash Flows from Investing Activities:
Capital expenditures	(6.2)	(4.9)
Change in restricted cash and cash equivalents	7.0	0.2
Proceeds from sale of assets	4.2	—
Cash provided by (used in) investing activities	5.0	(4.7)
Cash Flows from Financing Activities:
Proceeds from long-term debt	1.5	1.8
Payments on long-term debt	(7.6)	(1.9)
Payments on capital leases	(0.2)	(0.2)
Debt issuance cost	(0.2)	—
Other borrowings (repayments), net	(0.5)	(8.6)
Cash used in financing activities	(7.0)	(8.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	0.5	—
Decrease in cash and cash equivalents	(18.0)	(20.6)
Cash and Cash Equivalents:
Beginning of Period	55.0	55.3
End of Period	$37.0	$34.7
Supplemental Schedule of Cash Flows and Non-cash Investing and Financing Activities:
Cash paid for interest	$4.6	$4.2
Cash paid for taxes	$0.3	$0.9
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
Charges to discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Environmental and legal charges and settlements	$(0.2)	$(0.1)	$(3.5)	$(0.4)
Workers' compensation and product liability claims	(0.1)	(0.2)	(0.1)	(0.8)
Total loss from discontinued operations, net of tax	$(0.3)	$(0.3)	$(3.6)	$(1.2)
See Note 11, "Income Taxes", for a discussion of income taxes included in discontinued operations. See Note 16, "Commitments and Contingencies - Litigation - Environmental Matters" for a description of our environmental contingencies.

NOTE 3. Inventories
The components of inventories are as follows:

(in millions)	June 30, 2014	December 31, 2013
Raw materials, net of reserves	$69.7	$81.1
Work in progress	0.8	1.2
Finished goods, net of reserves	61.7	45.4
Inventories	$132.2	$127.7
Raw materials are net of a $2.7 million and $4.2 million reserve for obsolete and slow moving inventory at June 30, 2014 and December 31, 2013, respectively. Finished goods are net of a $2.1 million and $1.7 million reserve for obsolete and slow moving inventory and lower of cost or market at June 30, 2014 and December 31, 2013, respectively.
The decline in the reserve for raw materials is due to one of our U.S. locations disposing of some previously reserved inventory in the second quarter of 2014.

NOTE 4. Property, Plant and Equipment, net
The components of property, plant and equipment, net are as follows:

(in millions)	June 30, 2014	December 31, 2013
Land and land improvements	$10.7	$10.5
Buildings and building improvements	95.0	93.2
Machinery and equipment	723.3	701.1
Capital leases	2.2	2.2
Construction in process	6.5	5.1
Property, plant and equipment, gross	837.7	812.1
Less accumulated depreciation	717.5	689.3
Property, plant and equipment, net	$120.2	$122.8
Depreciation expense associated with property, plant and equipment was $6.4 million and $9.0 million for the three months ended June 30, 2014 and 2013, respectively and $12.8 million and $18.3 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 5. Pension and Other Postretirement Benefit Plans
The following table presents the components of net periodic expense (benefit) of the Company’s Pension and Other Postretirement plans:

	Pension Benefits		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2014	2013	2014	2013
Service cost	$0.2	$0.5	$—	$—
Interest cost	1.9	1.7	—	—
Expected return on plan assets	(2.1)	(2.1)	—	—
Amortization of net loss (gain)	0.1	0.7	—	(3.2)
Amortization of unrecognized prior service (credit)	—	(0.1)	—	(0.5)
Net periodic expense (benefit)	$0.1	$0.7	$—	$(3.7)

	Pension Benefits		Other Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Service cost	$0.5	$1.1	$—	$—
Interest cost	3.6	3.4	—	—
Expected return on plan assets	(4.2)	(4.3)	—	—
Amortization of net loss (gain)	0.4	1.4	—	(6.4)
Amortization of unrecognized prior service (credit)	(0.1)	(0.1)	—	(1.0)
Net periodic expense (benefit)	$0.2	$1.5	$—	$(7.4)
As of June 30, 2014 we have frozen the pension benefits provided to our hourly pension plan participants. This means that: (i) hourly pension plan participants will not earn any additional years of Benefit Service under the plan after June 30, 2014 for purposes of accruing an additional plan benefit; and (ii) no pay increases/decreases that hourly pension plan participants earn after June 30, 2014 will be taken into account in determining their plan benefit.
We have a defined contribution retirement plan that covers substantially all U.S. employees. The expense for this plan was $0.2 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively and $0.4 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. All contributions were funded from the proceeds obtained from the reversion of our former salaried pension plan; these funds will be exhausted during 2014.
NOTE 6. Recoverable Non-income Taxes
We pay various value-added taxes in jurisdictions outside of the U.S. These include taxes levied on material purchases, fixed asset purchases and various social taxes. The majority of these taxes are creditable when goods are sold to customers domestically or against income taxes due. Since the taxes are recoverable upon completion of these activities, they are recorded as assets upon payment of the taxes.
Historically, in Brazil, such taxes were credited against income taxes. However, with reduced profitability, we instead sought these refunds via alternate proceedings. In India, we participate in a number of government sponsored tax incentive programs, which result in refundable non-income taxes.
Following is a summary of the recoverable non-income taxes recorded on our balance sheet as of:

(in millions)	June 30, 2014	December 31, 2013
Brazil	$23.2	$22.1
India	4.8	3.9
Europe	1.0	1.3
Total recoverable non-income taxes	$29.0	$27.3

At June 30, 2014, a receivable of $15.9 million was included in current assets and $13.1 million was included in non-current assets and is expected to be recovered through 2016. At December 31, 2013, a receivable of $16.7 million was included in current assets and $10.6 million was included in non-current assets. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date.
NOTE 7. Warranties
Reserves are recorded on our Consolidated Balance Sheets to reflect our contractual liabilities relating to warranty commitments to customers. Unanticipated quality issues could result in material changes to estimates.
Changes in the carrying amount and accrued product warranty costs are summarized as follows:

	Six Months Ended June 30,
(in millions)	2014	2013
Balance at January 1,	$13.2	$6.6
Settlements made (in cash or in kind)	(8.1)	(3.0)
Current year accrual	8.6	7.0
Effect of foreign currency translation	0.2	—
Balance at June 30,	$13.9	$10.6
Warranty expense was $8.8 million and $7.0 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, $12.6 million was included in current liabilities and $1.3 million was included in non-current liabilities. At December 31, 2013, $11.9 million was included in current liabilities and $1.3 million was included in non-current liabilities.
The increase in this accrual balance at June 30, 2014 compared to June 30, 2013 is primarily due to additional accruals related to the two warranty claims which originated in 2013 at our French and Indian locations. Furthermore, in July 2014, the customer related to the claim at our French location has filed a lawsuit against the Company. See Note 18, "Subsequent Events" for a description of the lawsuit.
NOTE 8. Debt
We have a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement as amended, PNC agreed to provide a senior secured revolving credit financing up to an aggregate principal amount of $34.0 million, which includes up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. With the 2013 amendment, PNC also provided a senior secured term loan up to an aggregate principal amount of $15.0 million. The loans under the facilities bear interest at either the London Interbank Offered Rate (LIBOR) or an alternative base rate, plus a margin that varies with borrowing availability under the revolving credit facility. The maturity of these facilities has been extended to December 11, 2018.
During the first quarter of 2014, we entered into an amendment to our Revolving Credit and Security Agreement with PNC, pursuant to which all closing conditions which existed at the end of 2013 related to the 2013 amendment were deemed met and we agreed to use a portion of those proceeds to prepay the Term Loan because of a shortfall in the margin value of the collateral. As a result, we reclassified the remaining proceeds from "Restricted cash and cash equivalents" to "Cash and cash equivalents" on our Consolidated Balance Sheets.
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
The PNC agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level for more than five business days. We had $5.1 million of additional borrowing capacity under this facility as of June 30, 2014, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility. We are in compliance with all covenants and terms of the agreement at June 30, 2014.
At June 30, 2014, our borrowings under the PNC revolving facility totaled $4.2 million and borrowings under the PNC term loan totaled $9.8 million. In addition, we have $3.4 million in outstanding letters of credit.

In April 2013, we signed a loan agreement with the Mississippi Development Authority ("MDA") for draws up to $1.5 million at an interest rate of 2.25%. and with a maturity date of February 2021. Draws under the agreement are permitted for purchases of certain equipment at our Tupelo, Mississippi location. We received the final draw in the second quarter of 2014. Fixed principal and interest payments started on the loan in the first quarter of 2014 and as of June 30, 2014 we have an outstanding balance of $1.4 million.
In the U.S., we have $0.4 million outstanding in short term borrowings related to financing some of our insurance premiums and $0.8 million outstanding in long term borrowings related to software financing.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
In Brazil, as of June 30, 2014, we have uncommitted, discretionary line of credit facilities with several local private Brazilian banks (some of which are sponsored by the Brazilian government) for an aggregate maximum availability of $47.8 million, subject to a borrowing base formula computed on a monthly basis. These credit facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from August 2014 through January 2020. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, at their discretion, whether to make new advances with respect to each draw on such facilities. There are no restrictive covenants on these credit facilities. Our borrowings under these revolving credit facilities in Brazil, at June 30, 2014, totaled $33.8 million, with an additional $14.0 million available for borrowing, based on our accounts receivable and inventory levels at that date.
In India, we have an aggregate maximum availability of $13.0 million in line of credit facilities which are secured by land, buildings and equipment, inventory and receivables and are subject to a borrowing base formula computed on a monthly basis. The arrangements expire at various times from December 2014 through March 2015. Our borrowings under these facilities totaled $10.9 million, and based on our borrowing base as of June 30, 2014, we had $2.1 million available for borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets located in India.
We also have capital lease agreements with an outstanding balance of $1.5 million which are included in our total borrowings balance at June 30, 2014.
Our consolidated borrowings totaled $62.8 million at June 30, 2014 and $67.2 million at December 31, 2013. Our weighted average interest rate for these borrowings was 9.1% for the six months ended June 30, 2014 and 7.9% for the six months ended June 30, 2013.
NOTE 9. Share-Based Compensation Arrangements
In the past, we granted Stock Appreciation Rights ("SARs") and phantom shares to certain key employees under our Long-Term Incentive Cash Award Plan. As both the SARs and the phantom shares under this plan are settled in cash rather than by issuing equity instruments, we record an expense with a corresponding liability on our Consolidated Balance Sheets. The expense is based on the fair value of the awards on the last day of the reporting period and represents an amortization of that fair value over the vesting period of the awards.
From 2011 to 2013, we awarded performance-based phantom shares to certain key employees to make our equity incentives reflect our performance during the respective calendar year. These performance phantom shares vest one-third each year over a 3 year period. In 2013 and 2012, 23,642 and 435,866, respectively, performance-based phantom shares were issued based on our calendar year financial results.
In the first quarter of 2014, our Board of Directors adopted the 2014 Omnibus Incentive Plan, which was approved by our shareholders at our April 30, 2014 Annual Shareholders Meeting. Under this plan, we may award share-based compensation that does not have to be settled in cash to certain key employees, directors and third-party service providers. To date, no share-based compensation has been granted under this plan, except for restricted stock units granted to our non-employee directors and interim Chief Executive Officer, as described below.
Our liability with regard to our outstanding, cash settled, share-based awards is re-measured in each quarterly reporting period. The fair value of the phantom shares is based on the closing stock price of our Common Shares, or Class A Common Stock prior to May 2, 2014 (see Note 15, "Stockholders' Equity", for further discussion), on the last day of the period. At June 30, 2014 and December 31, 2013, the applicable closing stock price was $5.09 and $9.05, respectively.

We measure the fair value of each SAR based on the closing stock price of Common Shares, or Class A Common Stock prior to May 2, 2014 (see Note 15, "Stockholders' Equity", for further discussion), on the last day of the period using a Black-Scholes valuation model. The fair value of each SAR was estimated as of June 30, 2014 and 2013 using the following assumptions:

	June 30,
	2014	2013
Risk-free interest rate	0.07%-0.69%	0.28%-0.84%
Dividend yield	0.0%	0.0%
Expected life (years)	0.7-2.5 years	1.7-3.5 years
Volatility	61.94%	63.02%
Compensation expense related to outstanding share-based compensation awards under the Long-Term Incentive Cash Award Plan was $0.3 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively and $0.6 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized compensation liability with respect to awards under the Long-Term Incentive Cash Award Plan as calculated at June 30, 2014 and December 31, 2013 was $0.1 million and $1.7 million, respectively. Total cash paid under this plan for the six months ended June 30, 2014 and 2013 was $1.0 million and $1.6 million, respectively.
Prior to 2014, we granted deferred stock units ("DSUs") to our non-employee directors under our Outside Directors' Deferred Stock Unit Plan. These awards were fully vested when made. We measure the fair value of outstanding DSUs based upon the closing stock price of our Common Shares, or Class A Common Stock prior to May 2, 2014 (see Note 15, "Stockholders' Equity", for further discussion), on the last day of the reporting period. We pay out the DSUs to a director after the earlier of a Company Change in Control, as defined in the plan, or the date when he or she ceases to be a non-employee director for any reason. Since the DSUs are settled in cash rather than by issuing equity instruments, we record an expense with a corresponding liability on our Consolidated Balance Sheets. Total (income) expense related to the DSUs for the three months ended June 30, 2014 and 2013 was $(0.1) million and $0.6 million, respectively and for the six months ended June 30, 2014 and 2013 was $(0.2) million and $1.0 million, respectively. We recorded a liability of $0.3 million and $1.2 million as of June 30, 2014 and December 31, 2013, respectively. Total cash paid for DSUs for the six months ended June 30, 2014 and 2013 was $0.7 million and $0.2 million, respectively.
In the second quarter of 2014, we granted restricted stock units ("RSUs") to our non-employee directors and our interim Chief Executive Officer under our 2014 Omnibus Incentive Plan. These RSUs vest immediately before our 2015 Annual Meeting of Shareholders if the non-employee director or interim Chief Executive Officer, as applicable, is serving on our Board on that date. The RSUs will be settled 75% in our Common Shares and 25% in cash. For the RSUs settled in our Common Shares, we record an expense and corresponding change in "Common Shares" on our Consolidated Balance Sheets. For the three and six months ended June 30, 2014, the expense was immaterial. For the RSUs to be settled in cash, we record an expense with a corresponding liability on our Consolidated Balance Sheets. This liability will be remeasured in each quarterly reporting period, based on the closing price of our Common Shares on the last day of each period.

NOTE 10. Impairments, Restructuring Charges, and Other Items
The charges recorded as impairments, restructuring charges, and other items for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Severance, restructuring costs and special termination benefits	$0.6	$0.5	$1.8	$2.8
Business process re-engineering	0.2	1.5	0.4	2.1
Moving costs	—	—	—	0.5
Contingent legal liability and settlements	—	—	1.5	—
Environmental reserve for sold building	—	—	1.2	—
Total impairments, restructuring charges, and other items	$0.8	$2.0	$4.9	$5.4

Severance expense for the three months ended June 30, 2014, was associated with a reduction in force at our Brazilian ($0.6 million) location. Severance expense for the three months ended June 30, 2013, was associated with a reduction in force at our French ($0.2 million), Brazilian ($0.2 million), and Indian ($0.1 million) locations.
Severance expense for the six months ended June 30, 2014, was associated with a reduction in force at our Brazilian ($1.6 million) and French ($0.2 million) locations. Severance expense for the six months ended June 30, 2013, was associated with a reduction in force at our French ($1.9 million), Indian ($0.5 million), Brazilian ($0.3 million) and Corporate ($0.1 million) locations. See Note 16, "Commitments and Contingencies - Litigation - Compressor industry antitrust investigation" and "Environmental matters" for a description of a litigation settlement and additional environmental remediation accruals.
The following table reconciles activities for the six months ended June 30, 2014 for accrued impairment, restructuring charges and other items:

(in millions)	Severance	Other	Total
Balance at January 1, 2014	$5.5	$1.7	$7.2
Accruals	1.8	3.1	4.9
Payments	(3.9)	(1.5)	(5.4)
Balance at June 30, 2014	$3.4	$3.3	$6.7
The accrued balance at June 30, 2014, for "Severance" mainly includes payments to be made related to our European reduction in force and is expected to be paid within the next 8 months. The accrued "Other" balance at June 30, 2014 includes $2.0 million for the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility which is expected to be paid over the next 3 to 6 months, $1.0 million for a legal settlement related to one of the anti-trust litigations (see Note 16, "Commitments and Contingencies - Legal", for further discussion) and $0.3 million related to the reserve for our former corporate office which will be paid through December 2015.
NOTE 11. Income Taxes
We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.  We adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  For the period ended June 30, 2014, we calculated our tax provision based on the estimate of the annual effective tax rate.
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
At June 30, 2014 and December 31, 2013, full valuation allowances are recorded against deferred tax assets for all tax jurisdictions in which we believe it is more likely than not that the deferred taxes will not be realized. Full valuation allowances were recorded for all of our tax jurisdictions except for Mexico and Malaysia.

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

The following tables present the amounts recorded on our balance sheet measured at fair value on a recurring basis as of June 30, 2014:

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$0.1	$—	$0.1	$—
Foreign currency derivatives	$0.5	$—	$0.5	$—
Balance as of June 30, 2014	$0.6	$—	$0.6	$—
The following tables present the amounts recorded on our balance sheet measured at fair value on a recurring basis as of December 31, 2013:

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Commodity futures contracts	$0.6	$—	$0.6	$—
Balance as of December 31, 2013	$0.6	$—	$0.6	$—
Liabilities:
Foreign currency derivatives	$(1.6)	$—	$(1.6)	$—
Balance as of December 31, 2013	$(1.6)	$—	$(1.6)	$—

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
We assess the effectiveness of our futures and forwards contracts using the dollar offset method and de-designate the derivative if it is determined that the derivative will no longer be highly effective at offsetting the cash flows of the hedged item. At the time a derivative is de-designated, any losses recorded in "Accumulated other comprehensive income" ("AOCI") are recognized in our Consolidated Statements of Operations while gains remain in AOCI on our Consolidated Balance Sheets until the original forecasted cash flows occur. All subsequent gains and losses related to the de-designated derivatives are recognized in our Consolidated Statements of Operations.
The notional amount outstanding of derivative contracts designated as cash flow hedges was $9.2 million and $21.9 million at June 30, 2014 and December 31, 2013, respectively. The notional amount outstanding of de-designated derivative contracts was $9.2 million and $12.6 million at June 30, 2014 and December 31, 2013, respectively.
We recognized $0.2 million of gains and $5.8 million of losses associated with the derivative contracts that have been de-designated during the six months ended June 30, 2014 and 2013, respectively. We have gains of $0.1 million and $0.5 million in AOCI at June 30, 2014 and 2013, respectively, for derivative contracts that have been de-designated. These gains are recognized as the original forecasted cash flows occur.
The following table presents the fair value of our derivatives designated as hedging instruments in our Consolidated Balance Sheets as of:

	Asset (Liability) Derivatives
	June 30, 2014		December 31, 2013
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Commodity derivatives contracts	Fair value of derivative asset	$0.1	Fair value of derivative asset	$0.3
Commodity derivatives contracts	Fair value of derivative liability	—	Fair value of derivative liability	—
Foreign currency derivatives	Fair value of derivative asset	0.2	Fair value of derivative asset	—
Foreign currency derivatives	Fair value of derivative liability	—	Fair value of derivative liability	(1.1)
Total		$0.3		$(0.8)
The following table presents the fair value of our derivatives that have been de-designated as hedging instruments in our Consolidated Balance Sheets as of:

	Asset (Liability) Derivatives
	June 30, 2014		December 31, 2013
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Commodity derivatives contracts	Fair value of derivative asset	$—	Fair value of derivative asset	$0.3
Commodity derivatives contracts	Fair value of derivative liability	—	Fair value of derivative liability	—
Foreign currency derivatives	Fair value of derivative asset	0.3	Fair value of derivative asset	—
Foreign currency derivatives	Fair value of derivative liability	—	Fair value of derivative liability	(0.5)
Total		$0.3		$(0.2)

 The following table presents the impact of derivatives designated as hedging instruments on our Consolidated Statements of Operations and AOCI for our derivatives designated as cash flow hedging instruments for the three and six months ended:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	June 30,			June 30,			June 30,
Three Months Ended	2014	2013		2014	2013		2014	2013
Commodity	$0.3	$(0.2)	Cost of sales	$(0.2)	$0.1	Cost of sales	$0.1	$—
Currency	0.1	(1.0)	Cost of sales	—	(0.2)	Cost of sales	—	—
Total	$0.4	$(1.2)		$(0.2)	$(0.1)		$0.1	$—

(in millions)	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	June 30,			June 30,			June 30,
Six Months Ended	2014	2013		2014	2013		2014	2013
Commodity	$(0.1)	$(0.6)	Cost of sales	$0.2	$0.1	Cost of sales	$0.1	$—
Currency	0.7	(1.2)	Cost of sales	(0.6)	(0.5)	Cost of sales	—	—
Total	$0.6	$(1.8)		$(0.4)	$(0.4)		$0.1	$—
As of June 30, 2014, we estimate that we will reclassify into earnings during the next 12 months approximately $0.4 million of gains from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices may require us to post cash collateral with our hedge counterparties. At both June 30, 2014 and December 31, 2013, we were required to post $0.8 million of cash collateral on our hedges, which is recorded in “Restricted cash and cash equivalents” in our Consolidated Balance Sheets.

NOTE 14. Reclassifications Out of Accumulated Other Comprehensive Income
The following table presents the amounts reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Pension and postretirement benefits:
Amortization of prior service credit, net of tax	$—	$0.6	$0.1	$1.1
Amortization of net actuarial (loss) gain, net of tax	(0.2)	2.5	(0.4)	5.0
Total reclassification, net of tax - pension and postretirement benefits	(0.2)	3.1	(0.3)	6.1
Cash flow hedges:
Reclassification adjustment for gain, net of tax - commodities	—	—	0.1	—
Reclassification adjustment for gain (loss), net of tax - currency	—	0.1	(0.2)	—
Total reclassification, net of tax - cash flow hedges	—	0.1	(0.1)	—
Total reclassification, net of tax	$(0.2)	$3.2	$(0.4)	$6.1
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

Gains and losses on amortization of prior service credit and net actuarial gain that are reclassified out of AOCI are recognized partially in "Cost of sales" and "Other income" on our Consolidated Statement of Operations and partially capitalized in "Inventories" on our Consolidated Balance Sheets. (See Note 5, "Pension and Other Postretirement Benefit Plans" for additional information.)

NOTE 15. Stockholders' Equity

On April 30, 2014, our shareholders approved an amendment to our articles of incorporation reclassifying and converting our Class A Common Stock and Class B Common Stock into a new class of Common Shares with no par value on a one-for-one basis. This recapitalization was completed by filing Amended and Restated Articles of Incorporation with the State of Michigan on April 30, 2014 with an effective date of May 2, 2014. As of May 2, 2014, our Common Shares are traded on the Nasdaq Stock Market under the symbol TECU.

NOTE 16. Commitments and Contingencies
Commitments to Former Chief Executive Officer
On June 27, 2014, we entered into a General Release of All Claims with our former Chief Executive Officer ("CEO") in connection with the termination of his employment. We agreed to (i) the payment of $835,000 over the next 20 months and (ii) continuation of his medical, dental and vision insurance until the earlier of the date he becomes a full-time employee of a third party and 18 months after the date of the General Release of All Claims. The former CEO agreed to release us from claims, rights and liabilities, including his previously vested stock appreciation rights and his previously unvested performance-based phantom shares. This expense is included in "Selling and administrative expenses" on our Consolidated Statements of Operations.
Accounts Receivable
A portion of accounts receivable at our Brazilian subsidiary are sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $3.2 million and $12.1 million at June 30, 2014 and December 31, 2013, respectively, and our weighted average interest rate was 5.2% and 5.9% for the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively. Under our factoring program in Europe, we may discount receivables with recourse; however, at June 30, 2014 and December 31, 2013, there were no receivables sold with recourse.
Purchase Commitments
As of June 30, 2014 and December 31, 2013, we had $20.5 million and $22.0 million, respectively, of non-cancelable purchase commitments with some suppliers for materials and supplies in the normal course of business.
Letters of credit
We issue letters of credit in the normal course of business as required by some vendor contracts and insurance policies. As of June 30, 2014 and December 31, 2013, we had $3.4 million and $3.2 million, respectively, in outstanding letters of credit in the U.S. Outside the U.S., we had $5.0 million and $7.9 million in outstanding letters of credit at June 30, 2014 and December 31, 2013, respectively.

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
A settlement involving all but three of the defendants (Kawasaki, American Honda and Tecumseh) has been negotiated and approved by the court. It is not binding on the non-settling defendants, nor is it determinative of their liability, if any.
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
As was the case with the Ontario litigation described above, a settlement involving all but three of the defendants (Kawasaki, American Honda and Tecumseh) has been negotiated and approved by the court.  It is not binding on the non-settling defendants, nor is it determinative of their liability, if any.
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
As previously reported, Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh do Brasil, Ltda, and Tecumseh do Brasil U.S.A. LLC entered into a settlement agreement with the direct purchaser plaintiffs in the U.S. actions on June 24, 2010 to resolve claims in the action in order to avoid the costs and distraction of this ongoing class action litigation.
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
On October 15, 2012 we entered into a settlement agreement with the direct purchaser plaintiffs (the "Settlement Agreement"). The Settlement Agreement was made by and between us and our subsidiaries and affiliates, and plaintiffs, both individually and on behalf of a class of persons who purchased the Covered Products in the United States, its territories and possessions, directly from a defendant. Under the terms of the Settlement Agreement, in exchange for plaintiffs' full release of all U.S. direct purchaser claims against us relating to refrigeration compressors, we agreed to pay a settlement amount of $7.0 million and, in addition, agreed to pay up to $150,000 for notice and administrative costs associated with administering the settlement. These costs were recorded as an expense in the second quarter ended June 30, 2010 (and paid in the third quarter of 2010) in the line item captioned "Impairments, restructuring charges, and other items" on our Consolidated Statements of Operations. On June 16, 2014, the court issued an order granting final approval of the Settlement Agreement between Tecumseh and the direct purchaser plaintiffs. The court also issued a Final Judgment dismissing all direct purchaser actions against Tecumseh and several other defendants.
We entered into a Settlement Agreement on March 21, 2014, with the named indirect purchaser plaintiffs pursuant to which these plaintiffs agreed to enter a Stipulated Order of Dismissal with Prejudice and Without Costs that dismisses all claims and causes of action alleged in their third consolidated amended complaint. Our share of the settlement was $250,000. The court entered this order on April 9, 2014.
On March 12, 2012, a proceeding was commenced by Electrolux do Brasil S.A., in the Civil Division of the State District Court in São Paulo, Brazil, against Tecumseh Do Brasil Ltda. and two other defendants controlled by Whirlpool, jointly and severally. The complaint alleges that Electrolux suffered damages from over pricing due to the activities of a cartel of which we and Whirlpool were members. The complaint states that the amount in controversy is Brazilian Real 1,000,000. However, Electrolux would be entitled to recover any damages it is able to prove in the proceeding, in the event that they exceed this amount. We timely filed opposition to this claim. Whirlpool's expert reports were filed for consideration by the court that states the claim is time barred due to the expiration of the applicable statute of limitations. We intend to continue to vigorously contest the claim.
On March 20, 2013, a proceeding was commenced by Electrolux Home Products Corporation N.V. in the Regional Court of Kiel, Germany against Tecumseh Europe S.A. and several other defendants, jointly and severally. The claim alleges total estimated damages of approximately €63.0 million based on 15% of Electrolux's total purchases in Europe of the relevant compressors, the vast majority of which were purchased from a competitor. We filed our initial response to the claim on August 30, 2013. On August 22, 2013, the District Court of Kiel decided to stay the case until the Court of Justice of the European Union issues a decision in another case regarding jurisdictional issues that are also raised in this case. On March 20, 2014, we entered into a Settlement Agreement with AB Electrolux and its affiliates (“Electrolux”) pursuant to which Electrolux agreed to release us from all antitrust claims worldwide except those currently pending in the Brazil case described above and except for Electrolux's share of any direct purchaser settlement payments pursuant to the settlement described above. We agreed to pay Electrolux $1.5 million over three years in connection with this settlement agreement.
On December 18, 2013, BSH Boschund Siemens Hausgerate GMBH ("Bosch") sent the company a letter in which it threatened to initiate court proceedings in Germany against Tecumseh unless Tecumseh pays Bosch damages for alleged overcharges relating to its purchases of compressors. To date no official court proceedings have commenced.
Due to uncertainty of our liability in these cases, or other cases that may be brought in the future, we have not recognized any impact in our financial statements, other than for the claims subject to the settlement agreements described above. Our ultimate liability or the amount of any potential future settlements or resolution of these claims, if any, could be material to our financial position, consolidated results of operations and cash flows.
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
Environmental Matters
At June 30, 2014 and December 31, 2013 we had accrued $6.5 million and $2.4 million, respectively, for environmental remediation. Included in the June 30, 2014 balance is an accrual of $2.0 million for the remaining estimated costs associated with investigation and remediation activities at our former Tecumseh, Michigan facility. We met with the United States Environmental Protection Agency ("USEPA") in late 2012, to discuss the overall project at this site. On September 30, 2013, we submitted the Supplement to the Current Human Exposures Environmental Indicators Report to the USEPA. This Supplement confirmed that human exposures are under control in accordance with the Administrative Order on Consent. USEPA provided comments on January 31, 2014. We submitted a scope of work for additional investigation activities to USEPA on March 27, 2014 to respond to USEPA’s comments. These additional investigative activities began in the second quarter of 2014. The deadline for the final corrective measures proposal was extended to January 31, 2016, based upon feedback from the USEPA and time given to address their comments. Most of the investigation is now expected to be completed in the next 3-6 months while remediation and monitoring activities are expected to be completed by the end of 2019. Delays in demolition activities of the current property owner could delay remediation system construction at the site. Some short term delays in investigation efforts have already occurred due to demolition activities. Based upon the additional investigation activities that were requested by USEPA and additional remediation activities that will be required, an additional accrual of $1.2 million was recognized during the first quarter of 2014 in "Impairments, restructuring charges, and other items" in our Consolidated Statement of Operations.
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
Now that the remediation and reporting on SRHS is nearing completion, the natural resource trustees (Wisconsin Department of Natural Resources, U.S. Fish and Wildlife Service, and the National Oceanic and Atmospheric Administration (collectively, the "Trustees")) will have the opportunity to assess if they will assert any NRD claims. In September 2012, we were advised that the Sheboygan River Natural Resource Trustees conducted a pre-assessment screen of natural resources damages related to the Sheboygan River and Harbor Site, including the Kohler Landfill Superfund Site and the Campmarina Alternate Superfund Site. An initial meeting with the Wisconsin Department of Justice and the Trustees, along with other potentially responsible parties, took place in October 2012 to discuss the next steps in the assessment process and to provide a pathway for the potentially responsible parties to participate in a formal NRD assessment at the site. The meeting was primarily informational in nature. In a letter dated April 19, 2013, but not received by us until May 23, 2013, the Trustees provided notice to us of their intent to perform a formal NRD assessment. The Trustees sent this letter to three parties in addition to us. Neither we, nor any of the other three notified parties, admit that they are liable for any natural resource damages in connection with the SRHS. Further, no allocation of liability among the parties, whether interim or final, has been reached.
At this time, we have not received a Notice of Intent to Sue as required by the Comprehensive Environmental Response, Compensation and Liability Act as a predicate to any lawsuit for natural resources damages by the Trustees. However, we have entered into a tolling agreement with the Trustees to stop any applicable limitations period on their asserted claims for the period from September 15, 2013 to September 15, 2014, "to facilitate settlement negotiations between the Parties". In 2014, we accrued $3.1 million for this issue, as part of "Loss from discontinued operations, net of tax".
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In February 2013, the WDNR granted a "no further action" for the on-site groundwater component of the investigation but required the installation of three additional off-site, down-gradient monitoring wells and two years (six sampling events) of off-site monitoring with the timetable for monitoring beginning with the sampling event conducted in October 2012, in order to demonstrate that concentrations are stable and receive full closure from the WDNR. The three additional off-site, down-gradient monitoring wells were installed and all on-site monitoring wells were formally abandoned during the second quarter of 2013. Groundwater results from the off-site monitoring indicated the possibility of vapor intrusion in nearby residences. Under an agreement with the WDNR, we initiated sampling of vapor intrusion beginning with residences nearest the off-site monitoring wells. Based on the results of fifteen properties to date, we have installed vapor mitigation systems in four residences. As of June 2014, the vapor intrusion investigation was deemed complete by the WDNR. The WDNR is also requiring an additional off-site groundwater investigation. A work plan to investigate the extent of the contamination was approved by the WDNR in June 2014. The initial phase of the investigation consists of five new monitoring wells to be installed in the third quarter of 2014. Based upon the work related to vapor intrusion and the future additional off-site groundwater investigation, the accrual was adjusted by $0.2 million during the first quarter of 2014.
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
NOTE 17. Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016. The ASU allows for a choice of two methods for adoption: full retrospective with practical expedients or modified retrospective. Management is in the process of assessing the impact of the adoption of this guidance on our financial statements and selecting the method of its retrospective adoption.
In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Management believes that ASU No. 2014-08 will have no material effect on our financial statements.
NOTE 18. Subsequent Events
We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.
In the second quarter of 2014, our Brazilian location was approved for a special term low interest rate governmental loan intended to promote innovation and research and development spending in Brazil, in the amount of 82.5 million Brazilian Reals, provided that our subsidiary spends 34.5 million Reals of its own resources on the financed projects. We expect to receive the first installment of the loan in the amount of 27.0 million Reals during the third quarter of 2014, and the remaining amount in two equal installments during the following two years. The loans mature in 2023. During the second quarter of 2014, we had to place collateral of $6.2 million for this loan, which is recorded as "Restricted cash and cash equivalents" on our Consolidated Balance Sheets.
On July 31, 2014, Tecumseh Europe SA was served a writ (on the merits) before the Commercial court of La Roche-sur-Yon by the five companies of the Atlantic Industrie SAS group. The dispute alleges product failures associated with the supply by Tecumseh Europe of evaporating units mounted on Atlantic's thermodynamic water heaters pursuant to a November 2009 purchase agreement. The writ seeks the payment of 16,715,109 Euros as damages on the grounds of our failure to satisfy our obligation of information, hidden defects, lack of conformity and breach of the purchase agreement. We have informed our insurance company that we intend to utilize our coverage for this dispute if we are ultimately liable for any or all of Atlantic's claim. Under our insurance coverage, we are responsible for the first 60,000 Euros, with our insurance covering up to the next 3.5 million Euros. We intend to firmly and vigorously contest Atlantic's claim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS
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
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act that are subject to the safe harbor provisions created by that Act. In addition, forward-looking statements may be made orally in the future by or on behalf of us. Forward-looking statements can be identified by the use of terms such as “expects,” “should,” “may,” “believes,” “anticipates,” “will,” and other future tense and forward-looking terminology, or by the fact that they appear under the caption “Outlook.” Our forward-looking statements generally relate to our future performance, including our anticipated operating results and liquidity sources and requirements, our business strategies and goals, and the effect of laws, rules, regulations, new accounting pronouncements and outstanding litigation, on our business, operating results and financial condition.
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
Furthermore, we continuously monitor future changes in local governmental regulations on allowable refrigerants we can use in our compressors and condensing units.  These future changes may also have a significant impact on our sales and our product costs.

Economy
Our sales depend significantly on worldwide economic conditions, which directly impact consumers' demand for the products in which our products are used. The World Bank recently lowered its global growth forecast for the near term, stating that recent events, such as the crisis in the Ukraine and unusually cold weather in the U.S., have impacted economic conditions in the first half of the year.
Our net sales in the second quarter of 2014 continued to be impacted by these ongoing challenging global macroeconomic conditions, as well as warranty issues that originated in 2013, increased competition and our ceasing production of a non-core product after we sold the related fixed assets in the first quarter of 2014. Sales decreased in the first half of 2014 compared to the first half of 2013 primarily due to the lower volumes and unfavorable changes in sales mix from our Indian and Brazilian air conditioning applications, from our Brazilian household refrigeration and freezer applications and from our North American, Brazilian, and Indian commercial refrigeration and aftermarket applications as well as the unfavorable impact of changes in foreign currency exchange rates. This decrease was partially offset by net price increases. Exclusive of the effects of currency translation, sales in the first half of 2014 were approximately 12.2% lower compared to the first half of 2013.
Liquidity
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly related to uncertainties of future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed above. In the first six months of 2014, cash used in operating activities was $16.5 million, which included $8.7 million used for receivables and $1.9 million used for inventories, partially offset by $7.6 million provided by payables and accrued expenses.
In the first six months of 2014, we received $2.8 million in amounts related to our outstanding refundable non-income taxes in Brazil and India. We expect to receive refunds of outstanding Brazilian and Indian non-income taxes through the end of 2016. Due to changes in exchange rates, the actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. We expect to recover approximately $15.9 million of the $29.0 million outstanding refundable taxes in the next twelve months, primarily related to the short-term portion of the outstanding refundable taxes of $11.4 million in Brazil and $3.6 million in India. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
We realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. As a result, we continued to adjust our workforce levels as conditions demanded in 2014 in order to reduce our aggregate salary, wages and employee benefits. Our estimated realized savings on an annual basis are approximately $1.6 million. We incurred a charge of $1.8 million associated with further layoffs which took place in the six months ended June 30, 2014. The realized savings in the first half of 2014 are consistent with our initial estimates. We have recently hired a Chief Restructuring Officer as well as a new interim Chief Executive Officer and additional restructuring actions may be necessary during the next several quarters. These restructuring actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, any future restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required for any future restructuring activities might be provided by our cash balances, cash proceeds from the sale of assets or new financing arrangements. If such actions are taken, there is a risk that the costs of the restructuring and cash required will exceed our original estimates or the benefits received from such activities.
We have a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement as amended, PNC agreed to provide a senior secured revolving credit financing up to an aggregate principal amount of $34.0 million, which includes up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. With the 2013 amendment, PNC also provided a senior secured term loan up to an aggregate principal amount of $15.0 million. The loans under the facilities bear interest at either the London Interbank Offered Rate (LIBOR) or an alternative base rate, plus a margin that varies with borrowing availability under the revolving credit facility. The maturity of these facilities has been extended to December 11, 2018.
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
The PNC agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level for more than five business days. We had $5.1 million of additional borrowing capacity under this facility as of June 30, 2014, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility. We are in compliance with all covenants and terms of the agreement at June 30, 2014.
At June 30, 2014, our borrowings under the PNC revolving facility totaled $4.2 million and borrowings under the PNC term loan totaled $9.8 million. In addition, we have $3.4 million in outstanding letters of credit.
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

In addition, while our past business dispositions have improved our liquidity position, many of the sale agreements provide for certain retained liabilities and indemnities, including liabilities that relate to environmental issues and product warranties. While we believe we have properly accounted for such contingent liabilities based on currently available information, future events could result in the recognition of additional liabilities that could consume available liquidity and management attention.
Commodities
Our results of operations are very sensitive to the prices of commodities due to the high content of steel, copper and aluminum in our compressor products.
The average market costs for the types of copper and aluminum used in our products decreased in the second quarter of 2014 as compared to the second quarter of 2013, with copper and aluminum decreasing by 9.6% and 5.3%, respectively, while the cost of steel increased by 6.2%. After consideration of our hedge positions, our average cost of copper and aluminum decreased in the second quarter of 2014 by 11.6% and 6.8%, respectively, compared to the second quarter of 2013. Our average costs of copper and aluminum in the second quarter of 2014 are lower in our results of operations when compared to the second quarter of 2013, primarily due to market price reductions, but such lower costs are more than offset by increased costs of steel in the second quarter of 2014. Volatility in market prices of these commodities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced derivative contracts.
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
We are proactive in addressing the volatility of copper and aluminum costs by executing derivatives contracts. As of June 30, 2014, we have derivative contracts outstanding to cover approximately 57.2% and 28.5% of our remaining anticipated 2014 copper and aluminum usage, respectively. In addition, we have executed future contracts that cover 2.8% of our expected copper usage in 2015. Continued volatility of these costs could nonetheless have an adverse effect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
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

Currency Exchange
The compressor industry, and our business in particular, are characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first half of 2014 and 2013, approximately 83% of our sales activity took place outside the U.S., specifically in Brazil, Europe and India. As a result of these factors, our consolidated financial results are sensitive to changes in foreign currency exchange rates, especially the Brazilian Real, the Euro and the Indian Rupee. During the first half of 2014, the Brazilian Real strengthened against the U.S. Dollar by 6.0%, the Indian Rupee strengthened against the U.S. Dollar by 2.9% and the Euro weakened against the U.S. Dollar by 0.4%.
Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Our Brazilian and French manufacturing and sales presence is significant and changes in the Brazilian Real and the Euro have been significant to our results of operations when compared to prior periods.
For further discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.

RESULTS OF OPERATIONS
 A summary of our operating results as a percentage of net sales is shown below:
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

(in millions)	2014	%	2013	%
Net sales	$193.0	100.0%	$227.6	100.0%
Cost of sales	(175.9)	(91.1)%	(208.4)	(91.6)%
Gross profit	17.1	8.9%	19.2	8.4%
Selling and administrative expenses	(24.3)	(12.6)%	(28.3)	(12.4)%
Other income (expense), net	1.8	0.9%	7.2	3.2%
Impairments, restructuring charges, and other items	(0.8)	(0.4)%	(2.0)	(0.9)%
Operating loss	(6.2)	(3.2)%	(3.9)	(1.7)%
Interest expense	(2.4)	(1.3)%	(2.3)	(1.0)%
Interest income	0.5	0.3%	0.4	0.2%
Loss from continuing operations before taxes	(8.1)	(4.2)%	(5.8)	(2.5)%
Tax expense	(0.3)	(0.2)%	(0.2)	(0.1)%
Loss from continuing operations	$(8.4)	(4.4)%	$(6.0)	(2.6)%
Net sales in the second quarter of 2014 decreased $34.6 million, or 15.2%, versus the same period of 2013. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $2.2 million, net sales decreased by 14.2% compared to the second quarter of 2013, primarily as a result of lower net volume and unfavorable changes in sales mix, partially offset by net price increases. The lower volumes and unfavorable mix were primarily as a result of the quality issues discovered in 2013 at our Indian location, competitive pricing environment in Brazil and soft market conditions in North America. Sales at our North American location also declined as a result of ceasing production of a non-core product as we sold the related fixed assets in the first quarter of 2014.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 64% of our total sales and decreased 9.3% compared to the second quarter of 2013 to $123.6 million. This decrease was primarily driven by net lower volumes and unfavorable changes in sales mix of $14.3 million, partially offset by favorable changes in currency exchange rates of $1.5 million and price increases of $0.2 million. The lower volume and unfavorable changes in sales mix are primarily due to declines at our North American, Brazilian and Indian locations. Sales at our North American location declined partially as a result of ceasing production of a non-core product as we sold the related fixed assets in the first quarter of 2014.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 18% of our total sales and decreased 17.6% compared to the second quarter of 2013 to $35.0 million. This decrease was primarily due to lower volumes and unfavorable changes in sales mix of $6.0 million and unfavorable changes in currency exchange rates of $2.4 million, partially offset by price increases of $0.9 million. The lower volumes and unfavorable changes in sales mix were primarily due to declines at our Brazilian location due to competitive pricing environment, partially offset by increases at our Indian location due to increased contractual volumes with a major original equipment manufacturer.
Sales of compressors for air conditioning applications and all other applications represented 18% of our total sales and decreased 29.7% compared to the second quarter of 2013 to $34.4 million.  This decrease was primarily due to net lower volumes and unfavorable changes in sales mix of $14.5 million and unfavorable currency exchange rate changes of $1.3 million which were partially offset by net price increases of $1.3 million. The lower volumes and unfavorable changes in sales mix were primarily a result of the quality issues discovered in 2013 at our Indian location as well as competitive pricing environment in Brazil.
Gross profit decreased by $2.1 million, or 10.9%, from $19.2 million in the second quarter of 2013 to $17.1 million in the second quarter of 2014, while gross profit margin increased from 8.4% to 8.9% in the second quarter of 2013 and 2014, respectively. The decrease in gross profit in the second quarter of 2014 was primarily attributable to unfavorable changes in other material and manufacturing costs of $9.4 million and net increases in commodity costs, primarily steel, of $0.4 million. These decreases were partially offset by favorable changes in currency exchange effect of $5.1 million, price increases of $2.4 million and net favorable changes in volume and sales mix of $0.2 million. The unfavorable change in other material and manufacturing costs was partly due to $4.4 million of additional expense accrued related to a warranty claim at our Indian location which originated in 2013.
Selling and administrative (“S&A”) expenses decreased by $4.0 million from $28.3 million in the second quarter of 2013 to $24.3 million in the second quarter of 2014. As a percentage of net sales, S&A expenses were 12.6% in the second quarter of 2014 compared to 12.4% in the second quarter of 2013. The decrease was primarily due to a decline of $2.6 million related to our incentive compensation awards, a decline in depreciation expense of $1.8 million due to an information technology asset that became fully depreciated in late 2013 and a net decrease of $0.1 million in other miscellaneous expenses, partially offset by an increase of $0.5 million in payroll and other employee benefits. The increase in payroll and other employee benefits primarily related to severance of $0.9 million for our former Chief Executive Officer, partially offset by other declines in payroll and employee benefits. We record expense related to our incentive compensation plan awards when we estimate that it is more likely than not that we will achieve the threshold level of performance as outlined in the incentive compensation awards. As of June 30, 2014, we estimate that it is more likely than not that we will not achieve our threshold level of performance. As a result, we reversed the expense that we had recorded in the first quarter of 2014 during the second quarter. The decrease related to our incentive compensation awards was also due to the re-measurement of the value of our outstanding share-based compensation awards, as our Common Share closing price at June 30, 2014 was $5.09 compared with the Class A Common Stock closing price of $6.90 at March 31, 2014.
Other income (expense), net, decreased $5.4 million from $7.2 million in the second quarter of 2013 to $1.8 million in the second quarter of 2014. This decrease was primarily due to recording no net amortization of gains related to our postretirement benefits due to the curtailment of these benefits that was effective after December 31, 2013, as well as lower income related to various Indian government incentives and a $1.4 million gain on sale of securities in 2013 that did not recur in 2014.
We recorded $0.8 million in impairments, restructuring charges, and other items in the second quarter of 2014 compared to $2.0 million in the same period of 2013. In the second quarter of 2014, this expense included $0.6 million related to severance and $0.2 million related to business process re-engineering. The severance expense was primarily associated with a reduction in force at our Brazilian location. (See Note 10, “Impairments, Restructuring Charges and Other Items”, in Part I, Item 1 of this report for additional information.)
Interest expense was $2.4 million in the second quarter of 2014, compared to $2.3 million in the same period of 2013. Our weighted average borrowings were higher and carried a higher weighted average interest rate in the second quarter of 2014 compared to the second quarter of 2013. These increases were partially offset by a decrease in interest expense due to a lower level in the average amount of accounts receivable discounted in 2014, primarily at our Brazilian and Indian locations.
For the second quarter of 2014, we recorded tax expense of $0.3 million from continuing operations, compared to $0.2 million for the same period of 2013. For both second quarter of 2014 and 2013, the tax expense is attributable to our foreign locations.
Loss from continuing operations for the quarter ended June 30, 2014 was $8.4 million, or a loss from continuing operations per share of $0.46, as compared to a loss from continuing operations of $6.0 million, or a loss from continuing operations per share of $0.33, in the same period of 2013. The change was primarily related to lower gross profit and lower other income, partially offset by lower S&A expenses for the second quarter of 2014, as compared to the same period of 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

(in millions)	2014	%	2013	%
Net sales	$372.3	100.0%	$435.2	100.0%
Cost of sales	(338.1)	(90.8)%	(393.9)	(90.5)%
Gross profit	34.2	9.2%	41.3	9.5%
Selling and administrative expenses	(47.3)	(12.7)%	(57.4)	(13.2)%
Other income (expense), net	6.0	1.6%	12.2	2.8%
Impairments, restructuring charges, and other items	(4.9)	(1.3)%	(5.4)	(1.2)%
Operating loss	(12.0)	(3.2)%	(9.3)	(2.1)%
Interest expense	(4.7)	(1.3)%	(4.6)	(1.1)%
Interest income	0.9	0.3%	0.7	0.2%
Loss from continuing operations before taxes	(15.8)	(4.2)%	(13.2)	(3.0)%
Tax expense	(0.4)	(0.2)%	(0.3)	(0.1)%
Loss from continuing operations	$(16.2)	(4.4)%	$(13.5)	(3.1)%
Net sales in the first six months of 2014 decreased $62.9 million, or 14.5%, versus the same period of 2013. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $10.0 million, net sales decreased by 12.2% compared to the first six months of 2013, primarily as a result of lower net volume and unfavorable changes in sales mix, partially offset by net price increases. The lower volumes and unfavorable mix were primarily as a result of the quality issues discovered in 2013 at our Indian location, competitive pricing environment in Brazil and soft market conditions in North America. Sales at our North American location also declined as a result of ceasing production of a non-core product as we sold the related fixed assets in the first quarter of 2014.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 64% of our total sales and decreased 6.2% compared to the first six months of 2013 to $238.9 million. This decrease was primarily driven by net lower volumes and unfavorable changes in sales mix of $17.5 million, partially offset by favorable changes in currency exchange rates of $1.3 million and price increases of $0.3 million. The lower volume and unfavorable changes in sales mix are primarily due to declines at our North American, Brazilian and Indian locations. Sales at our North American location declined partially as a result of ceasing production of a non-core product as we sold the related fixed assets in the first quarter of 2014.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 20% of our total sales and decreased 13.6% compared to the first six months of 2013 to $73.0 million. This decrease was primarily due to lower volumes and unfavorable changes in sales mix of $5.6 million and unfavorable changes in currency exchange rates of $7.9 million, partially offset by price increases of $2.0 million. The lower volumes and unfavorable changes in sales mix were primarily due to declines at our Brazilian location due to competitive pricing environment, partially offset by increases at our Indian location due to increased contractual volumes with a major original equipment manufacturer.
Sales of compressors for air conditioning applications and all other applications represented 16% of our total sales and decreased 37.0% compared to the first six months of 2013 to $60.4 million.  This decrease was primarily due to lower volumes and unfavorable changes in sales mix of $33.7 million and unfavorable currency exchange rate changes of $3.4 million which were partially offset by net price increases of $1.6 million. The lower volumes and unfavorable changes in sales mix were primarily a result of the quality issues discovered in 2013 at our Indian location as well as competitive pricing environment in Brazil.
Gross profit decreased by $7.1 million, or 17.2%, from $41.3 million in the first six months of 2013 to $34.2 million in the first six months of 2014. Our gross profit margin decreased from 9.5% to 9.2% in the first six months of 2013 and 2014, respectively. The decrease in gross profit in the first six months of 2014 was primarily attributable to unfavorable changes in other material and manufacturing costs of $13.7 million, net unfavorable changes in volume and sales mix of $4.0 million and increases in commodity costs, primarily steel, of $0.6 million. These decreases were partially offset by favorable changes in currency exchange effect of $7.3 million and price increases of $3.9 million. The unfavorable change in other material and manufacturing costs was partly due to $4.4 million of additional expense accrued related to a warranty claim at our Indian location which originated in 2013.
Selling and administrative (“S&A”) expenses decreased by $10.1 million from $57.4 million in the first six months of 2013 to $47.3 million in the first six months of 2014. As a percentage of net sales, S&A expenses were 12.7% in the first six months of 2014 compared to 13.2% in the first six months of 2013. The decrease was primarily due to a decline of $4.5 million related to our incentive compensation awards, a decline in depreciation expense of $3.7 million due to an information technology asset that became fully depreciated in late 2013, lower professional fees of $0.7 million, a decrease of $0.2 million in payroll and other employee benefits and a net decrease of $1.0 million in other miscellaneous expenses. The decrease in payroll and other employee benefits included severance of $0.9 million for our former Chief Executive Officer, more than offset by other declines in payroll and employee benefits. We record expense related to our incentive compensation plan awards when we estimate that it is more likely than not that we will achieve the threshold level of performance as outlined in the incentive compensation awards. As of June 30, 2014, we estimate that it is more likely than not that we will not achieve our threshold level of performance. As a result, we did not record incentive compensation expense for the first six months of 2014. The decrease related to our incentive compensation awards was also due to the re-measurement of the value of our outstanding share-based compensation awards, as our Common Share closing price at June 30, 2014 was $5.09 compared with the Class A Common Stock closing price of $9.05 at December 31, 2013.
Other income (expense), net, decreased $6.2 million from $12.2 million in the first six months of 2013 to $6.0 million in the first six months of 2014. This decrease was primarily due to recording no net amortization of gains related to our postretirement benefits due to the curtailment of these benefits that was effective after December 31, 2013, as well as lower income related to various Indian government incentives and a $1.4 million gain on sale of securities in 2013 that did not recur in 2014, partially offset by a gain of $3.4 million on the sale of fixed assets at one of our U.S. locations.
We recorded $4.9 million in impairments, restructuring charges, and other items in the first six months of 2014 compared to $5.4 million in the same period of 2013. In the first six months of 2014, this expense included $1.8 million related to severance, $1.5 million related to a legal settlement signed in the first quarter of 2014, a $1.2 million environmental reserve with respect to a sold building and $0.4 million related to business process re-engineering. The severance expense was associated with a reduction in force at our Brazilian ($1.6 million) and French ($0.2 million) locations. (See Note 10, “Impairments, Restructuring Charges and Other Items”, in Part I, Item 1 of this report for additional information.)
Interest expense was $4.7 million in the first six months of 2014 compared to $4.6 million in the same period of 2013. Our weighted average borrowings were higher and carried a higher weighted average interest rate in the first six months of 2014 compared to the first six months of 2013. These increases were partially offset by a decrease in interest expense due to lower levels in the average amount of accounts receivable discounted, primarily at our Brazilian and Indian locations.
We recorded tax expense of $0.4 million from continuing operations for the first six months of 2014, compared to $0.3 million for the same period in 2013. For the first six months of 2014, the tax expense was comprised of U.S. federal tax expense of $0.2 million and a foreign tax expense of $0.2 million, while the tax expense for the first six months of 2013 was attributable to our foreign locations.
Loss from continuing operations for the six months ended June 30, 2014 was $16.2 million, or a loss from continuing operations per share of $0.88, as compared to a loss from continuing operations of $13.5 million, or a loss from continuing operations per share of $0.73 in the same period of 2013. This change was primarily related to lower gross profit and lower other income, partially offset by lower S&A expenses for the six months ended June 30, 2014, as compared to the same period of 2013.

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
A substantial portion of our operating results is generated by foreign operations. As a result, we are dependent on the earnings, cash flows and the combination of dividends, distributions, intercompany loan payments and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. There are no significant restrictions on the ability of our foreign subsidiaries to pay dividends or make other distributions.
Cash Flow
In the first six months of 2014, cash used in operations was $16.5 million as compared to $7.0 million in the first six months of 2013. Cash used in operating activities for the six months ended June 30, 2014 included our net loss of $19.8 million, a gain from the disposal of property and equipment of $3.5 million and non-cash share-based compensation income of $0.3 million, partially offset by depreciation and amortization of $12.8 million.
With respect to working capital, increased inventory levels required the use of cash of $1.9 million for the six months ended June 30, 2014, as we were unable to fully adjust our inventory levels to the decline in sales, particularly at our Brazilian location, as well as due to seasonal needs in Europe. Our inventory days on hand improved by 4 days to 73 days at June 30, 2014 compared to December 31, 2013.
Accounts receivable changes resulted in the use of cash of $8.7 million during the first six months of 2014, mainly due to the timing of sales in the second quarter of 2014 compared to the fourth quarter of 2013, at our U.S. and French locations. Our days sales outstanding remained at 52 days at both June 30, 2014 and December 31, 2013.
Payables and accrued expenses generated $7.6 million of cash flows from operating activities for the six months ended June 30, 2014, mainly as a result of an increase in payables due to purchases of inventories and the timing of those purchases primarily at our French location, an increase in accruals for environmental matters and legal settlements, partially offset by payments of employee-related and restructuring accruals during the first six months of 2014. Days outstanding increased by 3 days to 62 days at June 30, 2014 compared to December 31, 2013.
Recoverable non-income taxes used cash of $0.2 million, which is primarily due to accruals of additional recoverable non-income taxes, which are expected to be collected in future periods.
Employee retirement benefits used $0.4 million of cash, primarily due to benefit payments and contributions related to our non-U.S. pension plans.
Cash provided by investing activities was $5.0 million in the first six months of 2014 as compared to cash used in investing activities of $4.7 million for the same period of 2013. The 2014 cash provided by investing activities is primarily related to the release of restricted cash of $7.0 million and proceeds received from the sale of fixed assets of $4.2 million, partially offset by capital expenditures of $6.2 million. The release of restricted cash included the reclassification of the proceeds from the PNC Term Loan in the amount of $12.7 million due to satisfying all of the closing conditions related to this loan in the first quarter of 2014 and $0.5 million that became available to fund our 401(k) matching contributions, partially offset by a $6.2 million increase in cash pledged as a collateral for a special term governmental loan at our Brazilian location, which is expected to begin funding in the third quarter of 2014. (See Note 18 “Subsequent Events”, of the Notes to Consolidated Financial Statements in Item 1 of this report for additional information regarding this loan.)
Cash used in financing activities was $7.0 million in the first six months of 2014 as compared to $8.9 million for the same period of 2013. The cash used during the first six months of 2014 primarily related to a $2.1 million prepayment on the PNC Term Loan because of a sale of fixed assets that were collateral for the loan, the agreement to use $1.6 million of the released Term Loan proceeds to prepay the Term Loan and $3.1 million of other net repayments of other borrowings and capital leases.
Liquidity Sources
Credit Facilities and Cash on Hand
In addition to cash on hand, cash provided by operating activities and cash inflows related to non-operating activities, we use bank debt and other foreign credit facilities, such as accounts receivable factoring programs, when available, to fund our working capital requirements, capital expenditures and, when necessary, operating losses. In the U.S., we have an agreement with PNC pursuant to which, subject to the terms and conditions of our Revolving Credit and Security Agreement, as amended, PNC provides senior secured revolving credit financing up to $34.0 million, which includes up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC's reasonable discretion and a secured Term Loan, originally up to an aggregate of $15.0 million.
During the first quarter of 2014, $12.7 million of the funds received from the PNC Term Loan were released from a blocked account and the net proceeds, after a prepayment, were recorded in "Cash and cash equivalents" on our Consolidated Balance Sheets. Interest began accruing on the entire $15.0 million Term Loan balance in December 2013, and the monthly installments of $250,000 to repay the remaining principal on the Term Loan began January 2, 2014. The facility matures on December 11, 2018. The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level for more than five business days. We were in compliance with all covenants and terms of the agreement as of June 30, 2014. As of June 30, 2014, we had $14.0 million of borrowings outstanding and $3.4 million in outstanding letters of credit under our PNC financing facilities. We had $5.1 million of additional borrowing capacity under this facility as of June 30, 2014, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility. (For a more detailed description of the facilities see Note 8 “Debt", of the Notes to Consolidated Financial Statements in Item 1 of this report.)
In the U.S., we have also entered into an agreement with the Mississippi Development Authority for low interest rate financing up to $1.5 million in aggregate draws to be utilized to purchase specific capital equipment. This loan is to encourage business development in the State of Mississippi. We received the final draw in the second quarter of 2014. Payments started on the loan in first quarter of 2014 and as of June 30, 2014 we have an outstanding balance of $1.4 million.

We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates. (See Note 8 “Debt”, of the Notes to Consolidated Financial Statements in Item 1 of this report, for additional information.)
For the six months ended June 30, 2014 and the year ended December 31, 2013, our average outstanding debt balance was $62.5 million and $55.2 million, respectively. The weighted average interest rate was 9.1% and 7.9% for the six months ended June 30, 2014 and June 30, 2013, respectively.
As of June 30, 2014, our cash and cash equivalents on hand were $37.0 million. Our borrowings under current credit facilities, including capital lease obligations, totaled $62.8 million at June 30, 2014, with an uncommitted additional borrowing capacity of $21.2 million. Included in our debt balance at June 30, 2014 are capital lease obligations of $1.5 million. (See Note 8 “Debt”, of the Notes to Consolidated Financial Statements in Item 1 of this report, for additional information.)
In the U.S., only a small portion of our cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC"). Cash that we hold in the U.S. is primarily held at two major financial institutions. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, which are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness and diversification of their assets.
Cash inflows related to taxes
We expect to receive refunds of outstanding refundable non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Based on applicable foreign currency exchange rates as of June 30, 2014, we expect to recover approximately $15.9 million of the $29.0 million outstanding refundable taxes in the next twelve months, primarily related to the short-term portion of the outstanding refundable taxes of $11.4 million in Brazil and $3.6 million in India. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
Accounts Receivable Sales
Our Brazilian and European subsidiaries periodically factor their accounts receivable with financial institutions for seasonal and other working capital needs. Such receivables are factored both with limited and without recourse to us and are excluded from accounts receivable in our Consolidated Balance Sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $33.5 million and $42.7 million at June 30, 2014 and December 31, 2013, respectively. The amount of factored receivables sold with limited recourse through our Brazilian subsidiary which results in a contingent liability to us, was $3.2 million and $12.1 million as of June 30, 2014 and December 31, 2013, respectively. The amount of factored receivables sold without recourse at our Brazilian and European subsidiaries, which is recorded as a sale of the related receivables, was $30.3 million and $30.6 million as of June 30, 2014 and December 31, 2013, respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $18.6 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. We use these factoring facilities, when available, for seasonal and other working capital needs.
Our Indian subsidiary has the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables at a discount sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $6.8 million and $6.0 million that would otherwise have been outstanding as receivables, under these programs at June 30, 2014 and December 31, 2013, respectively.
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

As of June 30, 2014, we had $37.0 million of cash and cash equivalents, and $62.8 million in debt and capital lease obligations, of which $11.6 million was long-term in nature. The short-term debt primarily consists of current maturities of long-term debt as well as committed and uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. We believe our cash on hand and availability under our borrowing facilities are sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows previously described in our Annual Report on Form 10-K for the year ended December 31, 2013, except as described above.
OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases, we do not have any off-balance sheet financing. We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $3.2 million and $12.1 million at June 30, 2014 and December 31, 2013, respectively. We maintain a reserve for anticipated losses against these sold receivables and losses have not historically resulted in the recording of a liability greater than the reserved amount. Under our factoring program in Europe, we may discount receivables with recourse; however, at June 30, 2014 there were no receivables sold with recourse.
CONTRACTUAL OBLIGATIONS
As of June 30, 2014, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Contractual Obligations”, except as disclosed previously in this document.
CRITICAL ACCOUNTING ESTIMATES
For a discussion of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
There have been no significant changes to our critical accounting estimates during the first half of 2014, except as otherwise disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For a discussion of recently issued accounting pronouncements, see Note 17 “Recently Issued Accounting Pronouncements” of the Notes to Consolidated Financial Statements in Item 1 of this report.
OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013 and in conjunction with the “Outlook” section in our Annual Report on Form 10-K for the year ended December 31, 2013.
Sales decreased in the first half of 2014 compared to the first half of 2013 mainly due to lower volumes and unfavorable changes in sales mix primarily as a result of the quality issues discovered in 2013 at our Indian location, competitive pricing environment in Brazil and soft market conditions in North America. Sales at our North American location also declined as a result of ceasing production of a non-core product as we sold the related fixed assets in the first quarter of 2014. This sales decrease was also due to net unfavorable changes in foreign currency exchange rates, partially offset by net price increases. We expect to see continued demand volatility in the remainder of 2014 as a result of increased competition, quality issues, the changing regulatory landscape and continued uncertainties with current events around the world. For 2014, we currently expect net sales to decrease by 9% to 12% from 2013 levels primarily due to lower volumes in India as a result of the quality issue that originated in the second quarter of 2013 and lower volumes in Brazil due to a decline in orders from one of our key customers.
This current outlook for 2014 is based on our internal projections about the market and related economic conditions, expected price increases to our customers, continued economic impact from the Indian quality issue, the changing regulatory landscape, estimated foreign currency exchange rate effects, as well as our continued efforts in sales and marketing. If our key markets become weaker than we currently expect, this could have an adverse impact on our outlook for the remainder of 2014. In addition, based on an ongoing review of strategic initiatives, including those we discussed in May 2013, we no longer believe we will achieve the targets by 2015 outlined in the May 2013 strategic call.
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
The prices of some of our key commodities, specifically copper, aluminum and steel, remain volatile. The weighted average market prices of copper and aluminum each decreased 7.3%, while the cost of steel increased by 6.1%, in the first half of 2014 compared to first half of 2013. We expect the full year change in average cost of our purchased materials in 2014, including the impact of our hedging activities, to have a slightly negative impact in 2014 when compared to 2013. We expect to continue our approach of mitigating the effect of short-term price swings through the appropriate use of hedging instruments, price increases and modified pricing structures.
The Brazilian Real and the Indian Rupee have strengthened against the U.S. Dollar in the first half of 2014, while the Euro has slightly weakened against the U.S. Dollar in the first half of 2014. We have entered into forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2014. See “Executive Summary-Currency Exchange” for more details regarding our hedging contracts. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our hedging contracts and including the impact of balance sheet transactions, to have a slightly positive impact on our net income in 2014 when compared to 2013.
After giving recognition to the factors discussed above, we expect that the full year 2014 operating (loss) income could be flat to a slight improvement compared to 2013, if we are successful at offsetting volatility in commodity costs and foreign exchange rates, implementing initiatives for re-engineering our product lines to reduce our costs, price increases, improving our operating efficiency, restructuring activities and other cost reductions. We expect our cash flow from operating activities for the full year 2014 to be negative even if the tax authorities do not significantly change their pattern of payments or past practices for the expected outstanding refundable Brazilian and Indian non-income taxes. We expect capital spending in 2014 to be approximately $15.0 million to $20.0 million.
Based on our assessment of ongoing economic activity, we realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented or sales or economic conditions improve. We are in the process of assessing our strategic initiatives and their respective impacts on our future results. Additional restructuring actions may be necessary during the next several quarters and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, reductions in our workforce, sales of assets and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, any future restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required for any future restructuring activities might be provided by our cash balances, cash proceeds from the sales of assets or new financing arrangements. If these restructuring actions are taken, there is a risk that the costs of the restructuring and cash required will exceed our original estimates or the benefits received from such activities.
As we look to the third quarter of 2014, we expect our sales to be flat to slightly lower than the third quarter of 2013. However, we currently expect our operating profit and cash flow from operations in the third quarter of 2014 could be slightly higher than the third quarter of 2013.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk during the normal course of business from credit risk associated with cash investments and accounts receivable and from changes in interest rates, commodity prices and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities, which include the use of derivative financial instruments in the form of foreign currency forward exchange contracts and commodity futures contracts. Foreign currency exchange rates and commodity prices can be volatile, and our risk management activities do not totally eliminate these risks. Consequently, these fluctuations can have a significant effect on our results.
Credit Risk – Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. In the U.S., only a small portion of our cash balances are insured by the FDIC. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, which are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness and diversification of their assets. There have been no material changes in these market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2013, in Part II, Item 7A under the caption “Credit Risk.”
A portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount. Our European and Brazilian subsidiaries also discount certain receivables without recourse. Such receivables factored by us, both with and without limited recourse, are excluded from accounts receivable in our Consolidated Balance Sheets. Discounted receivables sold in these subsidiaries, including both with limited and without recourse were $33.5 million and $42.7 million at June 30,

2014 and December 31, 2013, respectively, and the weighted average discount rate was 7.3% and 6.8% for the three and six months ended June 30, 2014 and 6.4% and 6.2% for the three and six months ended June 30, 2013. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $3.2 million and $12.1 million as of June 30, 2014 and December 31, 2013, respectively.
In India, we have the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables, at a discount, sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $6.8 million and $6.0 million that would otherwise have been outstanding as accounts receivable, under both of these programs at June 30, 2014 and December 31, 2013, respectively, and the weighted average discount rate was 9.9% and 10.3% for the three and six months ended June 30, 2014, respectively, and 10.6% and 11.1% for the three and six months ended June 30, 2013, respectively.
Interest Rate Risk – We are subject to interest rate risk, primarily associated with our borrowings and our investments of excess cash. Our current borrowings by our foreign subsidiaries consist of variable and fixed rate loans that are based on either the London Interbank Offered Rate (LIBOR), European Offered Interbank Rate or the BNDES TJLP fixed rate. We also record interest expense associated with the accounts receivable factoring facilities described above. While changes in interest rates do not affect the fair value of our variable interest rate debt or cash investments, they do affect future earnings and cash flows. Based on our debt and invested cash balances at June 30, 2014, a 1% increase in interest rates would increase interest expense for the year by approximately $0.6 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk – Our exposure to commodity cost risk is related primarily to the price of copper, steel and aluminum, as these are major components of our product cost.
We use commodity derivatives to provide us with greater flexibility in managing the substantial volatility in commodity pricing. Our policy allows management to utilize commodity derivative contracts for a limited percentage of projected raw materials requirements up to 18 months in advance. At June 30, 2014 and December 31, 2013, we held a total notional value of $11.3 million and $12.2 million, respectively, in commodity derivative contracts. Derivatives are designated at the inception of the contract as cash flow hedges against the future prices of copper, steel and aluminum, which are accounted for as hedges on our Consolidated Balance Sheets unless they are subsequently de-designated. While the use of derivatives can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. If market pricing becomes significantly deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability.
As of June 30, 2014, we have been proactive in addressing the volatility of copper prices, including executing derivative contracts to cover approximately 57.2% of our anticipated remaining copper requirements for 2014 and 2.8% of our projected 2015 copper usage.
Any rapid increases of steel prices has a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however, in the past, we have been successful at securing a few steel derivative contracts in the U.S. to help mitigate this risk. At June 30, 2014, we had no derivative contracts outstanding to cover our anticipated steel requirements in the U.S.
Similar to copper and steel, over the last several years our results of operations have become more sensitive to the price changes in aluminum due to the recent redesign of some of our products. We have proactively addressed this price volatility by executing derivative contracts that cover 28.5% of our anticipated remaining aluminum requirements for 2014.
Based on our current level of activity, and before consideration of our outstanding commodity derivatives contracts, a 10% increase in the price, as of June 30, of copper, steel or aluminum used in production of our products would have adversely affected our annual operating profit on an annual basis as indicated in the table below:

(in millions)	10% increase in commodity prices
	June 30, 2014	June 30, 2013
Copper	$(3.7)	$(5.3)
Steel	(9.2)	(10.7)
Aluminum	(0.5)	(0.7)
Total	$(13.4)	$(16.7)

Based on our current level of commodity derivatives contracts, a 10% decrease in the price as of June 30, of copper, steel or aluminum used in production of our products would have resulted in losses under these contracts that would have adversely impacted our annual operating results as indicated in the table below:

(in millions)	10% decrease in commodity prices
	June 30, 2014	June 30, 2013
Copper	$(1.0)	$(1.9)
Steel	—	—
Aluminum	(0.1)	(0.2)
Total	$(1.1)	$(2.1)
Foreign Currency Exchange Risk – We are exposed to significant exchange rate risk since the majority of all our revenue, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies. For purposes of financial reporting, the results are translated into U.S. Dollars based on currency exchange rates prevailing during or at the end of the reporting period. We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales are denominated in different currencies than expenses. This risk applies to all of our foreign locations since a large percentage of their receivables are transacted in a currency other than their local currency, mainly U.S. Dollars. In those cases, if the receivable is ultimately paid in less valuable U.S. Dollars, the foreign location realizes less proceeds in its local currency, which can adversely impact its margins. The periodic adjustment of these receivable balances based on the prevailing foreign exchange rates is recognized in our Consolidated Statements of Operations. As the U.S. Dollar strengthens, our reported net revenues, operating profit (loss) and assets are reduced because the local currency will translate into fewer U.S. Dollars, and during times of a weakening U.S. Dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. Dollars. Translation of our Consolidated Statement of Operations into U.S. Dollars affects the comparability of revenue, expenses, operating income (loss) and earnings (loss) per share between periods. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, fluctuations in foreign currency exchange rates, particularly the weakening of the U.S. Dollar against major currencies, as shown in the table below, could materially affect our financial results.
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term derivative contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency derivative contracts to hedge the Brazilian, European and Indian export sales, which are predominately denominated in U.S. Dollars. However, these hedging programs only reduce exposure to currency movements over the limited time frame of up to 18 months. Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the U.S. Dollar, any hedge contracts that have been entered into at higher rates result in losses recognized in our Consolidated Statements of Operations. From January 1 to June 30, 2014, the Brazilian Real strengthened against the U.S. Dollar by 6.0%, the Indian Rupee strengthened against the U.S. Dollar by 2.9%, and the Euro weakened against the U.S. Dollar by 0.4%.
At June 30, 2014 and December 31, 2013, we held foreign currency derivative contracts with a total notional value of $7.1 million and $22.3 million, respectively. The decline in notional value of our currency contracts was primarily due to changes in our business practices to better utilize U.S. Dollars collected by our Brazilian, Indian, and French locations as well as a decline in export sales at our Indian location due to the quality issue that originated in the second quarter of 2013. At June 30, based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Brazilian Real, the Euro, or the Indian Rupee against the U.S. Dollar would have negatively impacted our operating profit on an annual basis as indicated in the table below:

(in millions)	10% Strengthening against U.S. Dollar
	June 30, 2014	June 30, 2013
Real	$(3.6)	$(2.9)
Euro	(3.0)	(9.3)
Rupee	(0.6)	0.4
Total	$(7.2)	$(11.8)
At June 30, based on our current foreign currency forward contracts, a 10% weakening in the value of the Brazilian Real, Euro or the Indian Rupee against the U.S. Dollar would have resulted in losses under such foreign currency derivative contracts that would adversely impact our operating results as indicated in the table below:

(in millions)	10% Weakening against U.S. Dollar
	June 30, 2014	June 30, 2013
Real	$(0.2)	$(2.1)
Euro	(0.2)	—
Rupee	—	—
Total	$(0.4)	$(2.1)
The decrease in 2014 compared to 2013 is primarily due to the decrease in notional amount of foreign currency derivative contracts held in 2014.
Item 4. Controls and Procedures.
Our management evaluated, with the participation of our interim President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014 and any change in our internal control over financial reporting that occurred during the second quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our interim President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our interim President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal control over our financial reporting is a process designed by, or under the supervision of, our interim President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. and includes those policies and procedures that:
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
Changes In Internal Control Over Financial Reporting
There have been no change in our internal control over financial reporting identified in connection with our evaluation described above that occurred during the second quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations On The Effectiveness Of Controls And Procedures
Management, including our interim President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will detect or prevent all error and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected.
In addition, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with policies and procedures included in such controls may deteriorate.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of our legal proceedings, see “Litigation” in Note 16 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this report, which is incorporated into this Part II, Item 1 by reference. These proceedings were also described in Part II, Item 1 (by incorporation by reference to Note 15 "Commitments and Contingencies" of the Notes to Financial Statements in Part 1, Item 1) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
Item 6. Exhibits.

Exhibit Number		Description

10.1
General Release of All Claims dated June 27, 2014 between Tecumseh Products Company and James J. Connor (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8‑K, dated June 27, 2014 and filed June 27 2014, File No. 001‑36417)

10.2
Form of Restricted Stock Unit Award Agreement Under the Tecumseh Products Company 2014 Omnibus Incentive Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8‑K, dated June 27, 2014 and filed June 27 2014, File No. 001‑36417)

10.3
Form of Outside Director Restricted Stock Unit Award Agreement Under the Tecumseh Products Company 2014 Omnibus Incentive Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.6 to the registrant’s Current Report on Form 8‑K, dated June 27, 2014 and filed June 27 2014, File No. 001‑36417)

10.4
Harold M. Karp Offer Letter dated June 27, 2014 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8‑K, dated June 27, 2014 and filed June 27 2014, File No. 001‑36417)

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

TECUMSEH PRODUCTS COMPANY
(Registrant)

Date: August 4, 2014	By	/s/ Janice E. Stipp
Janice E. Stipp
Executive Vice President, Chief Financial Officer Treasurer and Secretary (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1
General Release of All Claims dated June 27, 2014 between Tecumseh Products Company and James J. Connor (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8‑K, dated June 27, 2014 and filed June 27 2014, File No. 001‑36417)

10.2
Form of Restricted Stock Unit Award Agreement Under the Tecumseh Products Company 2014 Omnibus Incentive Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8‑K, dated June 27, 2014 and filed June 27 2014, File No. 001‑36417)

10.3
Form of Outside Director Restricted Stock Unit Award Agreement Under the Tecumseh Products Company 2014 Omnibus Incentive Plan (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.6 to the registrant’s Current Report on Form 8‑K, dated June 27, 2014 and filed June 27 2014, File No. 001‑36417)

10.4
Harold M. Karp Offer Letter dated June 27, 2014 (management contract or compensatory plan or arrangement) (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8‑K, dated June 27, 2014 and filed June 27 2014, File No. 001‑36417)

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