Form 10-Q
period 2015-03-31
TECUMSEH PRODUCTS CO
filed 2015-05-05
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
 FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒
As of May 4, 2015, the following common shares of the registrant were outstanding:

Common Shares, No Par Value	18,563,056

Page
PART I FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Operations (Unaudited)	Page 4
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 28
Item 4. Controls and Procedures	Page 30
PART II OTHER INFORMATION:
Item 1. Legal Proceedings	Page 32
Item 6. Exhibits	Page 32
Signatures	Page 33
Exhibit 10.1
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share data)	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$17.8	$42.7
Restricted cash and cash equivalents	4.8	6.2
Accounts receivable, trade, less allowance for doubtful accounts of $1.7 million in 2015 and $1.8 million in 2014	79.5	68.4
Inventories	105.4	95.6
Deferred income taxes	0.1	0.5
Recoverable non-income taxes	19.3	19.8
Fair value of derivatives	—	0.4
Other current assets	17.4	17.8
Total current assets	244.3	251.4
Property, plant and equipment, net	93.5	103.7
Deferred income taxes	0.1	1.0
Recoverable non-income taxes	6.4	7.9
Deposits	20.5	24.2
Other assets	7.4	8.1
Total assets	$372.2	$396.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$106.0	$92.6
Short-term borrowings	27.1	29.4
Accrued liabilities:
Employee compensation	16.2	19.5
Product warranty and self-insured risks	12.1	12.3
Payroll taxes	10.2	11.8
Fair value of derivatives	4.1	1.8
Other current liabilities	6.7	8.0
Total current liabilities	182.4	175.4
Long-term borrowings	17.5	19.8
Product warranty and self-insured risks	3.6	3.6
Pension liabilities	28.0	29.9
Other liabilities	14.3	17.3
Total liabilities	245.8	246.0
Stockholders’ Equity
Common Shares, No par value; authorized 100,000,000 shares; issued and outstanding 18,479,684 shares in 2015 and 2014	29.5	29.5
Paid in capital	0.4	0.3
Retained earnings	230.2	233.4
Accumulated other comprehensive loss	(133.7)	(112.9)
Total stockholders’ equity	126.4	150.3
Total liabilities and stockholders’ equity	$372.2	$396.3
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(in millions, except share and per share data)	2015	2014
Net sales	$159.3	$179.3
Cost of sales	(139.3)	(162.2)
Gross profit	20.0	17.1
Selling and administrative expenses	(23.3)	(23.0)
Other income (expense), net	2.7	4.2
Impairments, restructuring charges, and other items	(1.5)	(4.1)
Operating loss	(2.1)	(5.8)
Interest expense	(1.8)	(2.3)
Interest income	0.6	0.4
Loss from continuing operations before taxes	(3.3)	(7.7)
Tax benefit (expense)	0.3	(0.1)
Loss from continuing operations	(3.0)	(7.8)
Loss from discontinued operations, net of tax	(0.2)	(3.3)
Net loss	$(3.2)	$(11.1)
Basic and diluted loss per share (a):
Loss from continuing operations	$(0.16)	$(0.42)
Loss from discontinued operations	(0.01)	(0.18)
Net loss per share	$(0.17)	$(0.60)
Weighted average shares, basic and diluted (in thousands)	18,480	18,480
Cash dividends declared per share	$—	$—

(a) During second quarter of 2014, we granted restricted stock units ("RSUs") to our non-employee directors and our Chief Executive Officer. Also during 2014, we granted non-qualified stock options to our officers. These RSUs and options are not included in diluted earnings per share information for 2015, as the effect would be antidilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net loss	$(3.2)	$(11.1)
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(18.4)	4.4
Pension and postretirement benefits:
Prior service credit	—	(0.1)
Net actuarial loss	0.5	0.3
Cash flow hedges:
Unrealized gain on cash flow hedges	—	—
Reclassification adjustment for losses on cash flow hedges included in net loss	(2.9)	0.4
Other comprehensive (loss) income, before tax	(20.8)	5.0
Tax attributes of items in other comprehensive loss
Net actuarial loss, tax impact	0.1	—
Unrealized (loss) on cash flow hedges, tax impact	—	—
Reclassification adjustment for (gains) on cash flow hedges included in net loss, tax impact	(0.1)	(0.5)
Other comprehensive loss, tax impact	0.0	(0.5)
Total other comprehensive (loss) income, net of tax	(20.8)	4.5
Total comprehensive loss	$(24.0)	$(6.6)
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2015	2014
Cash Flows from Operating Activities:
Net loss	$(3.2)	$(11.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.0	6.4
Non-cash employee retirement benefits	(0.9)	0.1
Deferred income taxes	(0.5)	(0.1)
Share-based compensation	0.1	(0.2)
Gain on disposal of property and equipment	—	(3.4)
Changes in operating assets and liabilities:
Accounts receivable	(19.6)	(5.0)
Inventories	(17.7)	(9.4)
Payables and accrued expenses	23.5	3.8
Employee retirement benefits	(0.4)	(0.2)
Recoverable non-income taxes	(2.2)	(1.0)
Other	(5.4)	0.9
Cash used in operating activities	(21.3)	(19.2)
Cash Flows from Investing Activities:
Capital expenditures	(3.1)	(2.8)
Change in restricted cash and cash equivalents	1.4	12.1
Proceeds from sale of assets	—	4.1
Cash (used in) provided by investing activities	(1.7)	13.4
Cash Flows from Financing Activities:
Proceeds from short-term debt	6.7	13.2
Payments on short-term debt	(5.9)	(13.7)
Proceeds from long-term debt	1.5	0.1
Payments on long-term debt	(1.6)	(5.3)
Payments on capital leases	(0.1)	(0.1)
Debt issuance cost	—	(0.2)
Other	—	0.1
Cash provided by (used in) financing activities	0.6	(5.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.5)	(0.2)
Decrease in cash and cash equivalents	(24.9)	(11.9)
Cash and Cash Equivalents:
Beginning of Period	42.7	55.0
End of Period	$17.8	$43.1
Supplemental Schedule of Cash Flows and Non-cash Investing and Financing Activities:
Cash paid for interest	$1.8	$2.1
Cash paid for taxes	$0.2	$0.1
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Accounting Policies
The accompanying unaudited consolidated financial statements of Tecumseh Products Company and Subsidiaries (the “Company”, “we” or “us”) have been prepared in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Due to the seasonal nature of certain product lines, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
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
Charges to discontinued operations are as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Environmental and legal charges and settlements	$—	$(3.3)
Workers' compensation and product liability claims	(0.2)	—
Total loss from discontinued operations, net of tax	$(0.2)	$(3.3)
See Note 11, "Income Taxes", for a discussion of income taxes included in discontinued operations.
NOTE 3. Inventories
The components of inventories are as follows:

(in millions)	March 31, 2015	December 31, 2014
Raw materials, net of reserves	$56.8	$57.8
Work in progress	0.6	0.5
Finished goods, net of reserves	48.0	37.3
Inventories	$105.4	$95.6
Raw materials are net of a $2.9 million and $3.0 million reserve for obsolete and slow moving inventory at March 31, 2015 and December 31, 2014, respectively. Finished goods are net of a $2.1 million and $2.0 million reserve for obsolete and slow moving inventory and lower of cost or market at March 31, 2015 and December 31, 2014, respectively.

NOTE 4. Property, Plant and Equipment, net
Depreciation expense associated with property, plant and equipment was $5.0 million and $6.4 million for the three months ended March 31, 2015 and 2014, respectively.  Accumulated depreciation was $584.9 million and $644.6 million as of March 31, 2015 and December 31, 2014, respectively.
NOTE 5. Pension Plans
Over the last several years, we have frozen pension benefits provided to all U.S. pension plan participants.
The following table presents the components of net periodic expense (benefit) of our Pension plans:

	Pension Benefits
	Three Months Ended March 31,
(in millions)	2015	2014
Service cost	$0.2	$0.3
Interest cost	1.5	1.7
Expected return on plan assets	(2.1)	(2.1)
Amortization of net loss (gain)	0.5	0.3
Amortization of unrecognized prior service (credit)	—	(0.1)
Net periodic expense (benefit)	$0.1	$0.1
We have a defined contribution retirement plan that covers substantially all U.S. employees. The expense for this plan was $0.2 million for both the three months ended March 31, 2015 and 2014. Contributions are funded from our cash flows from operations.
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
Following is a summary of the recoverable non-income taxes recorded on our Consolidated Balance Sheets as of:

(in millions)	March 31, 2015	December 31, 2014
Brazil	$20.1	$21.7
India	5.1	4.8
Europe	0.2	1.0
Mexico	0.3	0.2
Total recoverable non-income taxes	$25.7	$27.7
At March 31, 2015, a receivable of $19.3 million was included in current assets and $6.4 million was included in non-current assets and is expected to be recovered through 2017. At December 31, 2014, a receivable of $19.8 million was included in current assets and $7.9 million was included in non-current assets. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date.

NOTE 7. Warranties
Reserves are recorded on our Consolidated Balance Sheets to reflect contractual liabilities relating to warranty commitments to our customers. Unanticipated quality issues could result in material changes to our estimates.
Changes in the carrying amount and accrued product warranty costs are summarized as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Balance at January 1,	$10.7	$13.2
Settlements made (in cash or in kind)	(1.4)	(2.3)
Current year accrual	1.7	2.1
Effect of foreign currency translation	(0.6)	0.2
Balance at March 31,	$10.4	$13.2
Warranty expense was $1.7 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, $9.3 million was included in current liabilities and $1.1 million was included in non-current liabilities. At December 31, 2014, $9.6 million was included in current liabilities and $1.1 million was included in non-current liabilities.
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
The PNC agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level for more than five business days. We had $2.5 million of additional borrowing capacity under this facility as of March 31, 2015, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility. We are in compliance with all covenants and terms of the agreement at March 31, 2015.
At March 31, 2015, our borrowings under the PNC revolving facility totaled $2.6 million and borrowings under the PNC term loan totaled $7.5 million. In addition, we have $6.4 million in outstanding letters of credit.
In April 2013, we signed a loan agreement with the Mississippi Development Authority ("MDA") for draws up to $1.5 million at an interest rate of 2.25% and with a maturity date of February 2021. Draws under the agreement were permitted for purchases of certain equipment at our Tupelo, Mississippi location. We received the final draw in the second quarter of 2014. Fixed principal and interest payments started on the loan in the first quarter of 2014 and as of March 31, 2015 we have an outstanding balance of $1.3 million.
In the U.S., we also have $0.3 million outstanding in short term borrowings related to financing some of our insurance premiums and $0.5 million outstanding in long term borrowings related to software financing.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
In Brazil, as of March 31, 2015, we have uncommitted, discretionary line of credit facilities with several local private Brazilian banks (some of which are sponsored by the Brazilian government) for an aggregate maximum availability of $37.7 million, subject to a borrowing base formula computed on a monthly basis. These credit facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from June 2015 through July 2023. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, at their discretion, whether to make new advances with respect to each draw on such facilities. There are no restrictive covenants on these credit facilities. Our borrowings in Brazil at March 31, 2015 totaled $23.2 million, with an additional $14.5 million available for borrowing, based on our accounts receivable and inventory levels at that date.
In India, we have an aggregate maximum availability of $10.1 million in line of credit facilities which are secured by land, buildings and equipment, inventory and receivables and are subject to a borrowing base formula computed on a monthly basis.

The arrangements expire at various times from April 2015 through July 2015. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Our borrowings under these facilities totaled $7.5 million, and based on our borrowing base as of March 31, 2015, we had $2.6 million available for additional borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets located in India.
We also have capital lease agreements with an outstanding balance of $1.7 million which are included in our total borrowings balance at March 31, 2015.
Our consolidated borrowings totaled $44.6 million at March 31, 2015 and $49.2 million at December 31, 2014. Our weighted average interest rate for these borrowings was 7.6% for the three months ended March 31, 2015 and 8.8% for the three months ended March 31, 2014.
NOTE 9. Share-Based Compensation Arrangements
In the first quarter of 2014, our Board of Directors adopted the 2014 Omnibus Incentive Plan ("2014 Plan"), which was approved by our shareholders at our Annual Shareholders Meeting. Under the 2014 Plan, we may award share-based compensation that does not have to be settled in cash to certain key employees, directors and third-party service providers.
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
Compensation expense (income) related to outstanding share-based compensation awards under the Long-Term Incentive Cash Award Plan for the three months ended March 31, 2015 and 2014 was immaterial and $(0.3) million, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized compensation liability with respect to awards under the Long-Term Incentive Cash Award Plan was immaterial at both March 31, 2015 and December 31, 2014. Total cash paid under this plan for the three months ended March 31, 2015 and 2014 was $0.2 million and $0.8 million, respectively.
Prior to 2014, we also granted deferred stock units ("DSUs") to our non-employee directors under our Outside Directors' Deferred Stock Unit Plan. These awards were fully vested when made. Since the DSUs are settled in cash rather than by issuing equity instruments, we record an expense with a corresponding liability on our Consolidated Balance Sheets. Total expense (income) related to the DSUs for the three months ended March 31, 2015 and 2014 was immaterial and $(0.1) million, respectively. We have recorded a liability of $0.2 million at both March 31, 2015 and December 31, 2014, related to the outstanding DSUs. Total cash paid for DSUs for the three months ended March 31, 2015 and 2014 was zero and $0.7 million, respectively.
In the second quarter of 2014, we granted restricted stock units ("RSUs") to our non-employee directors and our Chief Executive Officer under our 2014 Omnibus Incentive Plan. These RSUs vest immediately before our 2015 Annual Meeting of Shareholders if the non-employee director or Chief Executive Officer, as applicable, is serving on our Board on that date. The RSUs will be settled 75% in our Common Shares and 25% in cash. For the RSUs settled in our Common Shares, we record an expense and corresponding change in "Paid in Capital" on our Consolidated Balance Sheets, based on the fair value of the RSUs at grant date and recognized over the vesting period. For the RSUs settled in cash, we record an expense with a corresponding liability on our Consolidated Balance Sheets recognized over the vesting period. This liability will be remeasured in each quarterly reporting period, based on the closing price of our Common Shares on the last day of each period. For the three months ended March 31, 2015, the compensation expense related to RSUs was $0.1 million.
During fourth quarter 2014, we granted non-qualified stock options under our 2014 Omnibus Incentive Plan to certain executive officers and key employees. The stock options will be settled in our Common Shares and will vest in three equal annual installments beginning December 2015. For the stock options settled in our Common Shares, we record an expense and corresponding change in "Paid in Capital" on our Consolidated Balance Sheets. The value of each stock option is based on a Black-Scholes valuation model as of December 31, 2014. Total expense related to the non-qualified stock options for the three months ended March 31, 2015 was immaterial.

NOTE 10. Impairments, Restructuring Charges, and Other Items
The charges recorded as impairments, restructuring charges, and other items for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(in millions)	2015	2014
Severance, restructuring costs and special termination benefits	$0.8	$1.2
Business process re-engineering	0.7	0.2
Contingent legal liability and settlements	—	1.5
Environmental reserve for sold building	—	1.2
Total impairments, restructuring charges, and other items	$1.5	$4.1
Severance expense for the three months ended March 31, 2015, was associated with a reduction in force at our Brazilian ($0.7 million) and North American ($0.1 million) locations. Severance expense for the three months ended March 31, 2014, was associated with a reduction in force at our Brazilian ($1.0 million) and French ($0.2 million) locations. See Note 15, "Commitments and Contingencies - Litigation - Compressor industry antitrust investigation" and "Environmental matters" for a description of a litigation settlement and additional environmental remediation accruals.
The following table reconciles activities for the three months ended March 31, 2015 for accrued impairment, restructuring charges and other items:

(in millions)	Severance	Other	Total
Balance at January 1, 2015	$1.8	$2.8	$4.6
Accruals	0.8	0.7	1.5
Payments	(1.6)	(0.9)	(2.5)
Balance at March 31, 2015	$1.0	$2.6	$3.6
The accrued balance at March 31, 2015, for "Severance" mainly includes payments to be made related to our European reduction in force and is expected to be paid within the next 6 months. The accrued "Other" balance at March 31, 2015 includes $1.5 million for the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility which is expected to be paid over the next 3 to 6 months, as well as $1.0 million for a legal settlement related to one of the anti-trust litigations (see Note 15, "Commitments and Contingencies - Legal", for further discussion) and $0.1 million related to the reserve for our former corporate office which will be paid through December 2015.
NOTE 11. Income Taxes
We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.  We adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  For the period ended March 31, 2015, we calculated our tax provision based on the estimate of the annual effective tax rate.
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
At March 31, 2015 and December 31, 2014, full valuation allowances are recorded against deferred tax assets for all tax jurisdictions in which we believe it is more likely than not that the deferred taxes will not be realized. Full valuation allowances were recorded for all of our tax jurisdictions except for Mexico and Malaysia.
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

Except for derivative instruments, pension liabilities and pension plan assets, the Company has no financial assets and liabilities that are carried at fair value at March 31, 2015 and December 31, 2014. The carrying amounts of financial instruments comprising cash and cash equivalents and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company's long-term debt approximates its fair value because interest charged on the loan balance is variable.
The following tables present the amounts recorded on our balance sheet measured at fair value on a recurring basis as of March 31, 2015:

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives	—	$—	$—	$—
Balance as of March 31, 2015	$—	$—	$—	$—
Liabilities:
Commodity futures contracts	$(1.3)	$—	$(1.3)	$—
Foreign currency derivatives	(2.8)	—	(2.8)	—
Balance as of March 31, 2015	$(4.1)	$—	$(4.1)	$—
The following tables present the amounts recorded on our balance sheet measured at fair value on a recurring basis as of December 31, 2014:

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives	$0.4	$—	$0.4	$—
Balance as of December 31, 2014	$0.4	$—	$0.4	$—
Liabilities:
Commodity futures contracts	$(0.7)		$(0.7)
Foreign currency derivatives	$(1.1)	$—	$(1.1)	$—
Balance as of December 31, 2013	$(1.8)	$—	$(1.8)	$—
NOTE 13. Derivative Instruments and Hedging Activities
We are exposed to foreign currency exchange rate risk arising from transactions in the normal course of business, such as sales to foreign customers not denominated in the seller’s functional currency, foreign operations and purchases from foreign suppliers. We actively manage the exposure of our foreign currency exchange rate market risk, market fluctuations in commodity prices and interest rate risk associated with our U.S. variable rate borrowings, by entering into various hedging instruments, authorized under our policies that place controls on these activities, with counterparties that are highly rated financial institutions. We are exposed to credit-related losses in the event of non-performance by these counterparties; however, our exposure is generally limited to the unrealized gains in our contracts should any of the counterparties fail to perform as contracted.
Our hedging activities primarily involve use of foreign currency forward exchange contracts, commodity derivatives contracts and interest rate swap agreements. These contracts are designated as cash flow hedges at the inception of the contract. We use derivative instruments only in an attempt to limit underlying exposure from foreign currency exchange rate fluctuations, commodity price fluctuations and variable interest rate fluctuations to minimize earnings and cash flow volatility associated with these risks. Decisions on whether to use such contracts are made based on the amount of exposure to the currency or commodity involved and an assessment of the near-term market value for each risk. Our policy is not to allow the use of derivatives for trading or speculative purposes. Our primary foreign currency exchange rate exposures are with the Brazilian Real, the Euro and the Indian Rupee each against the U.S. Dollar. Our primary commodity risk is the price risk associated with forecasted purchases of materials used in our manufacturing process. Our primary variable interest rate risk exposure is with the PNC term loan.
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
The notional amount outstanding of derivative contracts designated as cash flow hedges was $28.2 million and $23.6 million at March 31, 2015 and December 31, 2014, respectively. The notional amount outstanding of de-designated derivative contracts was $1.9 million and $6.5 million at March 31, 2015 and December 31, 2014, respectively. The notional amount of the interest rate swaps was $7.5 million and $8.3 million, at March 31, 2015 and December 31, 2014, respectively.
We recognized $1.5 million and $0.3 million of losses associated with the derivative contracts that have been de-designated during the three months ended March 31, 2015 and 2014, respectively. We have gains of $0.1 million in AOCI at both March 31, 2015 and 2014, for derivative contracts that have been de-designated. These gains will be recognized as the original forecasted cash flows occur.
The following table presents the fair value of our derivatives designated as hedging instruments in our Consolidated Balance Sheets as of:

	Asset (Liability) Derivatives
	March 31, 2015		December 31, 2014
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Commodity derivatives contracts	Fair value of derivative asset	$—	Fair value of derivative asset	$—
Commodity derivatives contracts	Fair value of derivative liability	(1.3)	Fair value of derivative liability	(0.5)
Foreign currency derivatives	Fair value of derivative asset	—	Fair value of derivative asset	0.4
Foreign currency derivatives	Fair value of derivative liability	(2.4)	Fair value of derivative liability	(0.7)
Total		$(3.7)		$(0.8)
The following table presents the fair value of our derivatives that have been de-designated as hedging instruments in our Consolidated Balance Sheets as of:

	Asset (Liability) Derivatives
	March 31, 2015		December 31, 2014
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Commodity derivatives contracts	Fair value of derivative asset	$—	Fair value of derivative asset	$—
Commodity derivatives contracts	Fair value of derivative liability	—	Fair value of derivative liability	(0.2)
Foreign currency derivatives	Fair value of derivative asset	—	Fair value of derivative asset	—
Foreign currency derivatives	Fair value of derivative liability	(0.4)	Fair value of derivative liability	(0.4)
Total		$(0.4)		$(0.6)

 The following table presents the impact of derivatives designated as hedging instruments on our Consolidated Statements of Operations and AOCI for our derivatives designated as cash flow hedging instruments for the three months ended:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	March 31,			March 31,			March 31,
Three Months Ended	2015	2014		2015	2014		2015	2014
Commodity	$(0.4)	$(0.4)	Cost of sales	$0.3	$0.4	Cost of sales	$(0.1)	$—
Currency	(2.5)	0.6	Cost of sales	(0.3)	(0.6)	Cost of sales	—	—
Total	$(2.9)	$0.2		$—	$(0.2)		$(0.1)	$—
As of March 31, 2015, we estimate that we will reclassify into earnings during the next 12 months approximately $3.5 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices may require us to post cash collateral with our hedge counterparties. We were required to post $0.5 million and $0.6 million of cash collateral on our hedges at March 31, 2015 and December 31, 2014, respectively, which is recorded in “Restricted cash and cash equivalents” in our Consolidated Balance Sheets.
NOTE 14. Reclassifications Out of Accumulated Other Comprehensive Income
The following table presents the amounts reclassified out of AOCI:

	Three Months Ended March 31,
(in millions)	2015	2014
Pension and postretirement benefits:
Amortization of prior service credit, net of tax	$—	$0.1
Amortization of net actuarial (loss) gain, net of tax	(0.3)	(0.2)
Total reclassification, net of tax - pension and postretirement benefits	(0.3)	(0.1)
Cash flow hedges:
Reclassification adjustment for gain, net of tax - commodities	(0.4)	0.1
Reclassification adjustment for gain (loss), net of tax - currency	(2.3)	(0.2)
Total reclassification, net of tax - cash flow hedges	(2.7)	(0.1)
Total reclassification, net of tax	$(3.0)	$(0.2)
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

NOTE 15. Commitments and Contingencies
Accounts Receivable
A portion of accounts receivable at our Brazilian subsidiary are sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $3.3 million and $3.7 million at March 31, 2015 and December 31, 2014, respectively, and our weighted average interest rate was 8.5% for both the three months ended March 31, 2015 and for the year ended December 31, 2014. Under our factoring program in Europe, we may discount receivables with recourse; however, at March 31, 2015 and December 31, 2014, there were no receivables sold with recourse.
Purchase Commitments
As of March 31, 2015 and December 31, 2014, we had $22.8 million and $19.2 million, respectively, of non-cancelable purchase commitments with suppliers for materials and supplies in the normal course of business.
Letters of credit
We issue letters of credit in the normal course of business as required by some vendor contracts and insurance policies. As of March 31, 2015 and December 31, 2014, we had $6.4 million in outstanding letters of credit in the U.S. Outside the U.S., we had $14.5 million and $16.2 million in outstanding letters of credit at March 31, 2015 and December 31, 2014, respectively.
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
A schedule leading to the hearing of the Plaintiffs' certification motion has been established. Pursuant to this schedule, the hearing will take place from November 30, 2015 to December 2, 2015 in London, Ontario.

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
The certification motion in the Quebec action has not been scheduled. It is unlikely, however, that it will be heard before the certification in the Ontario action.
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
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities, the amnesty grants do not extend to civil actions brought by private plaintiffs. The public disclosure of these investigations has resulted in class action lawsuits filed in Canada and numerous class action lawsuits filed in the United States, including by both direct and indirect purchaser groups. In Canada, the class actions are still in a preliminary stage. All of the U.S. actions have been transferred to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings under Multidistrict Litigation (“MDL”) procedures. Our settlements with the direct and indirect plaintiffs were approved by the court in April and June 2014.
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
On December 18, 2013, BSH Boschund Siemens Hausgerate GMBH ("Bosch") sent the company a letter in which it threatened to initiate court proceedings in Germany against Tecumseh unless Tecumseh pays Bosch damages for alleged overcharges relating to its purchases of compressors. A complaint was filed by Bosch in the Regional Court of Munich I on August 25,

2014 against us and several other defendants (including Embraco Europe S.r.l., Whirlpool S.A. and Panasonic Corporation). We intend to vigorously contest the claim. Danfoss (one of the other participants in the conduct) pre-empted Bosch’s claim in Munich by filing a declarative claim against Bosch in Denmark, to which Bosch has filed a counterclaim for damages.  In connection with this proceeding in Denmark, Danfoss has filed a contribution claim in Denmark against Tecumseh as well as a claim for damages in France against Tecumseh Europe. In addition, Embraco has issued third party notices to Tecumseh for a contribution claim in connection with the Embraco claims. We intend to vigorously defend the claim.
Products Liability/ Warranty Claim
On July 31, 2014, Tecumseh Europe S.A. was served a writ (on the merits) before the Commercial Court of La Roche-sur-Yon by the five companies of the Atlantic Industrie SAS group. The dispute alleges product failures associated with the supply by Tecumseh Europe of evaporating units mounted on Atlantic's thermodynamic water heaters pursuant to a November 2009 purchase agreement. The writ seeks the payment of 16,715,109 Euros as damages alleging our failure to satisfy our obligation of information, hidden defects, lack of conformity and breach of the purchase agreement. We have informed our insurance company about this dispute. Under our insurance policy, we are responsible for the first 60,000 Euros, with our insurance covering up to the next 3.5 million Euros. Our insurance company has assumed the defense of this claim, subject to a reservation of rights. See Note 7, "Warranties" for additional detail regarding the accrual related to this issue. We intend to vigorously contest Atlantic's claim. A judicial expert will be appointed by the Commercial Court of La Roche-sur-Yon. The decision should be issued in May, 2015.
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
Environmental Matters
At March 31, 2015 and December 31, 2014 we had accrued $5.4 million and $5.7 million, respectively, for environmental remediation. Included in the March 31, 2015 balance is an accrual, measured on a discounted basis, of $1.5 million for the remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. We have met with the United States Environmental Protection Agency ("USEPA") several times and most recently in early 2014, to discuss the overall project at this site. On September 30, 2013, we submitted the Supplement to the Current Human Exposures Environmental Indicators Report to the USEPA. This Supplement confirmed that human exposures are under control in accordance with the Administrative Order on Consent. USEPA provided comments on January 31, 2014. We submitted a scope of work for additional investigation activities to USEPA on March 27, 2014 to respond to USEPA’s comments. These additional investigative activities began in the second quarter of 2014. The deadline for the final corrective measures proposal was extended to January 31, 2016, based upon feedback from the USEPA and time to address their comments. Most of the investigation is now expected to be completed in the next 3 to 6 months while remediation and monitoring activities are expected to be completed by the end of 2020. Delays in demolition activities of the current property owner could delay remediation system construction at the site. The investigation efforts expected to take place in the fourth quarter of 2014 and the first quarter of 2015 have been hampered due to winter weather and should take place during the second quarter of 2015.
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
In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In February 2013, the WDNR granted a "no further action" for the on-site groundwater component of the investigation but required the installation of three additional off-site, down-gradient monitoring wells and two years (six sampling events) of off-site monitoring. The timetable for monitoring began with the sampling event conducted in October 2012, with the objective of demonstrating that concentrations are stable and receiving full closure from the WDNR in 2014. The three additional off-site, down-gradient monitoring wells were installed and all on-site monitoring wells were formally abandoned during the second quarter of 2013. Groundwater results from the off-site monitoring indicated the possibility of vapor intrusion in nearby residences. Under an agreement with the WDNR, we initiated sampling of vapor intrusion beginning with residences nearest the off-site monitoring wells. Based on the results of fifteen properties to date, we have installed vapor mitigation systems in four residences and the vapor intrusion investigation was deemed complete by the WDNR. The WDNR subsequently required an additional off-site groundwater investigation. A work plan to investigate the extent of the contamination was approved by the WDNR in June 2014. Four new monitoring wells were installed and sampled in the third quarter of 2014. The sampling results of these wells indicated that additional investigation was needed and will be performed, as approved by the WDNR, during the first and second quarters of 2015. The additional off-site groundwater investigation has led to the additional vapor intrusion investigation of nine additional offsite properties that were completed during the first quarter of 2015. Based upon the favorable results of the two rounds of vapor intrusion sampling at these nine residences, the vapor intrusion investigation required by the WDNR will likely end. The first round of groundwater sampling results in the newly-installed wells were also favorable and point to a closure of all offsite work by the end of 2016.
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
NOTE 16. Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled for the exchange for those goods and services. For public entities, this ASU is effective for annual reporting periods beginning after December 31, 2016. The ASU allows for a choice of two methods for adoption: full retrospective with practical expedients or modified retrospective. We continue to assess the impact the adoption of this guidance and the selection of the method of our retrospective adoption will have on our financial statements.
We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.
NOTE 17. Subsequent Events
We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in connection with the MD&A and the cautionary statements and discussion of risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the information contained in the Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part 1, Item 1 of this report.
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

Economy
Our sales depend significantly on worldwide economic conditions, which directly impact consumers' demand for the products in which our products are used. Late in the first quarter of 2015, the Organization for Economic Cooperation and Development ("OECD") slightly revised its economic forecasts for the biggest developed economies because of lower oil prices and global monetary easing actions. Conflicts in the Ukraine and the Middle East have continued into the first quarter of 2015 and inflation in the Euro-area is still below the European Central Bank’s target rate. In Brazil, the OECD is forecasting worsening growth prospects, caused in part by lowered income from exports and monetary and fiscal tightening, in addition to political uncertainty. However, in India, the outlook is positive, provided that the new governments growth-friendly structural reforms continue and investment and exports continue to improve. The sharp appreciation in the value of dollar and lower oil prices are helping to expand consumer spending in the U.S.
Our net sales in the first quarter of 2015 continued to be impacted by these ongoing challenging global macroeconomic conditions. Sales decreased in the first three months of 2015 compared to the first three months of 2014 primarily due to the unfavorable impact of changes in foreign currency exchange rates, as well as net lower volumes and unfavorable changes in sales mix. Exclusive of the effects of currency translation, sales in the first three months of 2015 were 2.8% lower compared to the first three months of 2014. The net lower sales volume and unfavorable changes in sales mix were primarily the result of the competitive pricing environment in Brazil, soft market conditions in Europe and North America and ceasing production of non-core product, as we sold the related fixed assets in the first quarter of 2014.
Liquidity
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly related to uncertainties of future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed below. In the first three months of 2015, cash used in operating activities was $21.3 million, which included $19.6 million used for receivables and $17.7 million used for inventories, partially offset by $23.5 million provided by payables and accrued expenses.
In the first three months of 2015, we received $2.4 million related to our outstanding recoverable non-income taxes in Brazil and India. We expect to receive refunds of outstanding Brazilian and Indian non-income taxes through the end of 2017. Due to changes in exchange rates, the actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. We expect to recover approximately $19.3 million of the $25.7 million outstanding recoverable taxes in the next twelve months, primarily related to the short-term portion of the outstanding refundable taxes of $14.4 million in Brazil and $4.4 million in India. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
We realize that we may not generate cash flow from operating activities unless further restructuring activities, including new product introductions, are implemented or sales or economic conditions improve. As a result, we continued to adjust our workforce levels as conditions demanded in the first quarter of 2015 in order to reduce our aggregate salary, wages and employee benefits. Our estimated realized savings on an annual basis is approximately $0.7 million. We incurred a charge of $0.8 million associated with further layoffs which took place in the first three months of 2015. Additional restructuring actions may be necessary during the next several quarters. These restructuring actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, any future restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required for any future restructuring activities may be provided by our cash balances, cash proceeds from the sale of assets or new financing arrangements. There is a risk that the costs of the restructuring and cash required will exceed our original estimates or the benefits received from such activities.
We have a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement as amended, PNC agreed to provide a senior secured revolving credit financing up to an aggregate principal amount of $34.0 million, which includes up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. With the 2013 amendment, PNC also provided us with a senior secured term loan. The loans under the facilities bear interest at either the London Interbank Offered Rate (LIBOR) or an alternative base rate, plus a margin that varies with borrowing availability under the revolving credit facility. These facilities mature on December 11, 2018. We are in compliance with all covenants and terms of the agreement at March 31, 2015. At March 31, 2015, our borrowings under the PNC revolving facility totaled $2.6 million and borrowings under the PNC term loan totaled $7.5 million. In addition, we have $6.4 million in outstanding letters of credit in the U.S. We had $2.5 million of additional borrowing capacity under this facility as of March 31, 2015, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility.

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
The average market costs for the types of steel, copper and aluminum used in our products varied in the first quarter of 2015 as compared to the first quarter of 2014, with copper and steel decreasing by 18.7% and 5.0% respectively, while the cost of aluminum increased by 5.7%. After consideration of our hedge positions, our average cost of copper decreased by 17.2% while aluminum increased by 1.5% in the first quarter of 2015 compared to the first quarter of 2014. Our average cost of copper and steel is lower in the first quarter of 2015 as compared to the first quarter of 2014, partially offset by increased costs of aluminum. Volatility in market prices of these commodities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced derivative contracts.
Any increase in steel prices may have a negative impact on our product costs, as there is currently no well-established global market for hedging against increases in the price of steel.
We are proactive in addressing the volatility of copper and aluminum costs by executing derivatives contracts. As of March 31, 2015, we have derivative contracts outstanding to cover approximately 35.3% and 35.8% of our remaining anticipated 2015 copper and aluminum usage, respectively. Continued volatility of these costs could nonetheless have an adverse effect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
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
Currency Exchange
The compressor industry, and our business in particular, is characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first three months of 2015 and 2014, approximately 80% of our sales activity took place outside the U.S., specifically in Brazil, Europe and India. As a result of these factors, our consolidated financial results are sensitive to changes in foreign currency exchange rates, especially the Brazilian Real, the Euro and the Indian Rupee. During the first three months of 2015, the Euro weakened against the U.S. Dollar by 12.7%, the Brazilian Real weakened against the U.S. Dollar by 20.8% and the Indian Rupee strengthened against the U.S. Dollar by 1.2%.
We have entered into forward purchase contracts to cover a portion of our exposure to additional fluctuations in foreign currency value during 2015. Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Our Brazilian and

French manufacturing and sales presence is significant and changes in the Brazilian Real and the Euro have been significant to our results of operations when compared to prior periods.
For further discussion of the risks to our business associated with currency fluctuations, refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report.
RESULTS OF OPERATIONS
 Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
A summary of our operating results as a percentage of net sales is shown below:

(in millions)	2015	%	2014	%
Net sales	$159.3	100.0%	$179.3	100.0%
Cost of sales	(139.3)	(87.4)%	(162.2)	(90.5)%
Gross profit	20.0	12.6%	17.1	9.5%
Selling and administrative expenses	(23.3)	(14.6)%	(23.0)	(12.8)%
Other income (expense), net	2.7	1.7%	4.2	2.3%
Impairments, restructuring charges, and other items	(1.5)	(0.9)%	(4.1)	(2.2)%
Operating loss	(2.1)	(1.2)%	(5.8)	(3.2)%
Interest expense	(1.8)	(1.1)%	(2.3)	(1.3)%
Interest income	0.6	0.4%	0.4	0.2%
Loss from continuing operations before taxes	(3.3)	(1.9)%	(7.7)	(4.3)%
Tax benefit (expense)	0.3	0.2%	(0.1)	(0.1)%
Loss from continuing operations	$(3.0)	(1.7)%	$(7.8)	(4.4)%
Net sales in the first quarter of 2015 decreased $20.0 million, or 11.2%, versus the same period of 2014. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $14.9 million, net sales decreased by 2.8% compared to the first quarter of 2014, primarily as a result of net lower sales volume and mix, as well as a slightly unfavorable change in price. The net decrease in sales were primarily a result of competitive pricing environment in Brazil and soft market conditions in Europe and North America, partially offset by net sales increases in India. Sales at our North American location also declined as a result of ceasing production of a non-core product as we sold the related fixed assets in the first quarter of 2014.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 63% of our total sales and decreased 12.6% compared to the first quarter of 2014 to $100.8 million. This decrease was primarily driven by unfavorable changes in currency exchange rates of $10.0 million and net $4.9 million of lower sales volume and a less favorable change in sales mix, such decreases were partially offset by selling price increases of $0.4 million. The net lower sales volume is primarily due to declines at our Brazilian and North American locations, partially offset by net sales improvements in India and Europe. Sales at our North American location declined partially as a result of ceasing production of a non-core product as we sold the related fixed assets in the first quarter of 2014.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 21% of our total sales and decreased 12.4% compared to the first quarter of 2014 to $33.3 million. This decrease was primarily due to unfavorable changes in currency exchange rates of $2.1 million, net $1.9 million of lower sales volume and a less favorable change in sales mix and net price decreases of $0.7 million. The decrease in sales volume was primarily due to decreases in sales volume at our Indian location and declines at our Brazilian location due to the competitive pricing environment.
Sales of compressors for air conditioning applications and all other applications represented 16% of our total sales and decreased 3.1% compared to the first quarter of 2014 to $25.2 million.  This decrease was primarily due to unfavorable currency exchange rate changes of $2.8 million, partially offset by net increased sales volume of $1.8 million and favorable price increases of $0.2 million.
Gross profit increased by $2.9 million, or 17.0%, from $17.1 million in the first quarter of 2014 to $20.0 million in the first quarter of 2015, and gross profit margin increased from 9.5% to 12.6% in the first quarter of 2014 and 2015, respectively. The increase in gross profit in the first quarter of 2015 was primarily attributable to favorable changes in currency exchange effect of $1.8 million and a net decrease in commodity costs of $1.3 million. Such positive items were partially offset by unfavorable changes in volume and sales mix of $0.1 million and price of $0.1 million.

Selling and administrative (“S&A”) expenses increased by $0.3 million from $23.0 million in the first quarter of 2014 to $23.3 million in the first quarter of 2015. As a percentage of net sales, S&A expenses were 14.6% in the first quarter of 2015 compared to 12.8% in the first quarter of 2014. The increase in S&A expenses was primarily due to an increase in incentive based compensation of $0.8 million and professional fees of $0.7, offset by a net decline in payroll and other employee benefits and the favorable effect of currency translation of $1.2 million. In the first quarter of 2015, we estimated that it was likely that we would achieve the threshold level of performance, and as a result we have recorded compensation expense in the first quarter of 2015 related to the incentive plan; for the first quarter of 2014, management estimated that it was more likely than not that we would achieve only some of the target levels of performance, which resulted in less expense in the first quarter 2014. Included in our professional fees are the fees for our board of directors, which increased by $0.2 million and other professional fees, which increased by $0.5 million in the first three months of 2015 compared to the same period in 2014.
Other income (expense), net, decreased $1.5 million from $4.2 million in the first quarter of 2014 to $2.7 million in the first quarter of 2015. This decrease was due to a $3.4 million gain in the first quarter of 2014, on sale of fixed assets at one of our U.S. locations; partially offset by favorable changes in foreign currency exchange rates in the first quarter of 2015 of $1.8 million.
We recorded $1.5 million in impairments, restructuring charges, and other items in the first quarter of 2015 compared to $4.1 million in the same period of 2014. In the first quarter of 2015, this expense included $0.8 million related to severance and $0.7 million related to business process re-engineering. In the first quarter of 2014, this expense included $1.2 million related to severance, $1.5 million related to legal settlements, a $1.2 million environmental reserve with respect to a previously sold building and $0.2 million related to business process re-engineering. (See Note 10, "Impairments, Restructuring Charges and Other Items," in Part I, Item I of this report for additional information).
Interest expense was $1.8 million in the first quarter of 2015, compared to $2.3 million in the same period of 2014. Our weighted average borrowings were lower and carried a lower weighted average interest rate in the first quarter of 2015 compared to the first quarter of 2014.
Interest income was $0.6 million in the first quarter of 2015, compared to $0.4 million in the same period of 2014. This increase is primarily due to interest on cash collateral placed in an interest-bearing account in Brazil associated with our special term FINEP loan, as well as, an increase in the interest rate on a judicial deposit in Brazil that is being held in an interest-bearing court appointed cash account.
For the first quarter of 2015, we recorded tax benefit of $0.3 million from continuing operations, compared to tax expense of $0.1 million for the same period of 2014. For the first quarter of 2015, the tax benefit is comprised of U.S. federal tax benefit of $1.2 million and a foreign tax expense of $0.8 million. For the fist quarter of 2014, the tax expense was comprised of U.S. federal tax expense of $0.2 million and a foreign tax benefit of $0.1 million.
Loss from continuing operations for the quarter ended March 31, 2015 was $3.0 million, or a $0.16 per share, compared to a loss from continuing operations of $7.8 million, or $0.42 per share, in the same period of 2014. The change was primarily related to favorable impact of currency exchange rates, partially offset by lower sales and lower other income for the first quarter of 2015, compared to the same period of 2014.
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
Cash Flow
In the first three months of 2015, cash used in operations was $21.3 million as compared to $19.2 million of cash used in the first three months of 2014. Cash used in operating activities for the three months ended March 31, 2015 included our net loss of $3.2 million, non-cash employee retirement benefits of $0.9 million and non-cash deferred income taxes of $0.5 million, partially offset by depreciation and amortization of $5.0 million and non-cash share-based compensation income of $0.1 million.

With respect to working capital, increased inventory levels resulted in the use of cash of $17.7 million for the three months ended March 31, 2015, due to seasonal needs in Europe and North America. Our inventory days on hand worsened by 6 days to 74 days at March 31, 2015 compared to December 31, 2014, primarily due to lower sales volumes in the first quarter of 2015 compared to the fourth quarter of 2014.
Accounts receivable changes resulted in the use of cash of $19.6 million during the first three months of 2015, mainly due to the timing of sales in the first quarter of 2015 compared to the fourth quarter of 2014, as well as lower accounts receivable factoring at our European location. Our days sales outstanding worsened by 3 days to 48 days at March 31, 2015 compared to December 31, 2014; primarily due to increased export sales from our Indian location.
Payables and accrued expenses provided cash of $23.5 million for the three months ended March 31, 2015, mainly as a result of an increase in accounts payable, trade due to purchases of inventory and the timing of those purchases and the effect of currency translation of the balances in the first three months of 2015. Days outstanding increased 12 days to 75 days at March 31, 2015 compared to December 31, 2014.
Recoverable non-income taxes used cash of $2.2 million, which is primarily due to accruals of additional recoverable non-income taxes, which are expected to be collected in future periods.
Employee retirement benefits used $0.4 million of cash, primarily due to benefit payments and contributions related to our non-U.S. pension plans.
Cash used in investing activities was $1.7 million in the first three months of 2015 as compared to cash provided by investing activities of $13.4 million for the same period of 2014. The 2015 cash used in investing activities is primarily related to capital expenditures of $3.1 million, partially offset by the net release of restricted cash of $1.4 million.
Cash provided by financing activities was $0.6 million in the first three months of 2015 as compared to cash used of $5.9 million for the same period of 2014.
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
Interest began accruing on the entire Term Loan balance in December 2013, and the monthly installments of $250,000 to repay the principal balance on the Term Loan began January 2, 2014. The facility matures on December 11, 2018. The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level for more than five business days. We were in compliance with all covenants and terms of the agreement as of March 31, 2015. As of March 31, 2015, we had $10.1 million of borrowings outstanding and $6.4 million in outstanding letters of credit under our PNC financing facilities. We had $2.5 million of additional borrowing capacity under this facility as of March 31, 2015, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility.
In the U.S., we have also entered into an agreement with the Mississippi Development Authority for low interest rate financing up to $1.5 million in aggregate draws to be utilized to purchase specific capital equipment. As of March 31, 2015 we have an outstanding balance of $1.3 million.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
For the three months ended March 31, 2015 and the year ended December 31, 2014, our average outstanding debt balance was $44.3 million and $57.7 million, respectively. The weighted average interest rate was 7.6% and 8.8% for the three months ended March 31, 2015 and March 31, 2014, respectively.
As of March 31, 2015, our cash and cash equivalents on hand were $17.8 million. Our borrowings under current credit facilities, including capital lease obligations, totaled $44.6 million at March 31, 2015, with an uncommitted additional borrowing capacity of $19.6 million. Included in our debt balance at March 31, 2015 are capital lease obligations of $1.7 million.

See Note 8 “Debt”, of the Notes to Consolidated Financial Statements in Item 1 of this report, for additional information.
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
Cash inflows related to taxes
We expect to receive refunds of outstanding refundable non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Based on applicable foreign currency exchange rates as of March 31, 2015, we expect to recover approximately $19.3 million of the $25.7 million outstanding refundable taxes in the next twelve months, primarily related to the short-term portion of the outstanding refundable taxes of $14.4 million in Brazil and $4.4 million in India. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
Accounts Receivable Sales
Our Brazilian and European subsidiaries periodically factor their accounts receivable with financial institutions for seasonal and other working capital needs. Such receivables are factored both with limited and without recourse to us and are excluded from accounts receivable in our Consolidated Balance Sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $19.0 million and $25.1 million at March 31, 2015 and December 31, 2014, respectively. The amount of factored receivables sold with limited recourse through our Brazilian subsidiary which results in a contingent liability to us, was $3.3 million and $3.7 million as of March 31, 2015 and December 31, 2014, respectively. The amount of factored receivables sold without recourse at our Brazilian and European subsidiaries, which is recorded as a sale of the related receivables, was $15.7 million and $21.4 million as of March 31, 2015 and December 31, 2014, respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $14.4 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. We use these factoring facilities, when available, for seasonal and other working capital needs.
Our Indian subsidiary has the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables at a discount sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $8.1 million and $4.0 million that would otherwise have been outstanding as receivables, under these programs at March 31, 2015 and December 31, 2014, respectively.
Adequacy of Liquidity Sources
In the near term, and in particular over the next twelve months, we expect that our liquidity sources described above, will be sufficient to meet our current liquidity requirements, including debt service, capital expenditures, working capital requirements and warranty claims, and, when needed, cash to fund operating losses. However, we also anticipate challenges with respect to generating positive cash flows from operations, most significantly due to challenges driven by possible volume declines, ability to generate savings from our restructuring activities, as well as currency exchange and commodity pricing volatility.
In addition, our business exposes us to potential litigation, such as product liability lawsuits or other lawsuits related to anti-competitive practices and securities law or other types of business disputes. These claims can be expensive to defend and an unfavorable outcome from any such litigation could adversely affect our cash flows and liquidity.
As of March 31, 2015, we had $17.8 million of cash and cash equivalents, and $44.6 million in debt and capital lease obligations, of which $17.5 million was long-term in nature. The short-term debt primarily consists of current maturities of long-term debt as well as committed and uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. We believe our cash on hand and availability under our borrowing facilities and factoring arrangement are sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows previously described in our Annual Report on Form 10-K for the year ended December 31, 2014, except as described above.

OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases, we do not have any off-balance sheet financing. We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $3.3 million and $3.7 million at March 31, 2015 and December 31, 2014, respectively. We maintain a reserve for anticipated losses against these sold receivables and losses have not historically resulted in the recording of a liability greater than the reserved amount. Under our factoring program in Europe, we may discount receivables with recourse; however, at March 31, 2015 there were no receivables sold with recourse.
CONTRACTUAL OBLIGATIONS
As of March 31, 2015, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Contractual Obligations”, except as otherwise disclosed in this Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report.
CRITICAL ACCOUNTING ESTIMATES
For a discussion of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
There have been no significant changes to our critical accounting estimates during the first three months of 2015, except as otherwise disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014 and in conjunction with the “Outlook” section in our Annual Report on Form 10-K for the year ended December 31, 2014.
Sales decreased in the first three months of 2015 compared to the first three months of 2014 primarily due to the unfavorable impact of changes in foreign currency exchange rates, as well as net lower sales volume and unfavorable changes in sales mix from our Brazilian and North American commercial refrigeration and after-market applications, our Brazilian household refrigeration and freezer applications and our European and Indian air conditioning applications. These decreases were partially offset by price increases and net sales improvements in our Indian and European applications of commercial refrigeration and after-market applications. We expect to see continued demand volatility in the remainder of 2015 as a result of increased competition, prior quality issues, the changing regulatory landscape and continued uncertainties with current events around the world. For 2015, we currently expect net sales to be relatively flat compared to 2014 sales.
This current outlook for 2015 is based on our internal projections about the market and related economic conditions, expected price increases to our customers, continued economic impact from the Indian quality issue, the changing regulatory landscape, estimated foreign currency exchange rate effects, as well as our continued efforts in sales and marketing. If our key markets become weaker than we currently expect, this could have an adverse impact on our outlook for the remainder of 2015.
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
The prices of some of our key commodities, specifically copper, aluminum and steel, remain volatile. The weighted average market prices of copper and aluminum decreased 18.7% and 5.0%, respectively, while the cost of steel increased by 5.7% in the first three months of 2015 compared to first three months of 2014. We expect the full year change in average cost of our purchased materials in 2015, including the impact of our hedging activities, to have a slightly favorable impact in 2015 when compared to 2014. We expect to continue our approach of mitigating the effect of short-term price swings through the appropriate use of hedging instruments, price increases and modified pricing structures.

The Euro, the Brazilian Real and the Indian Rupee have weakened against the U.S. Dollar in the first three months of 2015. We have entered into forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2015. See “Executive Summary - Currency Exchange” and Part 1, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for more details regarding our hedging contracts. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our hedging contracts and including the impact of balance sheet transactions, to have a slightly positive impact on our net income in 2015 when compared to 2014.
After giving recognition to the factors discussed above, we expect that the full year 2015 operating (loss) income could improve compared to 2014, if we are successful at offsetting volatility in commodity costs and foreign exchange rates, implementing initiatives for re-engineering our product lines to reduce our costs, price indexing, restructuring activities, new product launches and other cost reductions. We continue to expect our cash flow from operating activities for the full year 2015 to be even to slightly positive if we are successful at achieving the improved operating profit discussed above and tax authorities do not significantly change their pattern of payments or past practices for the expected outstanding refundable Brazilian and Indian non-income taxes. We continue to expect capital spending in 2015 to be on the lower end of our typical annual range of $15.0 million to $20.0 million, primarily for equipment.
Based on our assessment of ongoing economic activity, we realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented, our product launches are successful or sales or economic conditions improve. We are in the process of assessing our strategic initiatives and their respective impacts on our future results. Additional restructuring actions may be necessary during the next several quarters and might include changing our current footprint, consolidation of facilities, other reductions in manufacturing capacity, reductions in our workforce, sales of assets and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, any future restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required for any future restructuring activities may be provided by our cash balances, cash proceeds from the sales of assets or new financing arrangements. If these restructuring actions are taken, there is a risk that the costs of the restructuring and cash required will exceed our original estimates or the benefits received from such activities.

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
Credit Risk – Financial instruments which potentially subject us to concentrations of credit risk are primarily cash investments, both restricted and unrestricted, and accounts receivable. In the U.S., only a small portion of our cash balances are insured by the FDIC. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, which are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness and diversification of their assets. There have been no material changes in these market risks from those described in our Annual Report on Form 10-K for the year ended December 31, 2014, in Part II, Item 7A under the caption “Credit Risk.”
A portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount. Our European and Brazilian subsidiaries also factor certain receivables without recourse. Such receivables factored by us, both with and without limited recourse, are excluded from accounts receivable in our Consolidated Balance Sheets. Receivables sold in these subsidiaries, including both with limited and without recourse were $19.0 million and $25.1 million at March 31, 2015 and December 31, 2014, respectively, and the weighted average discount rate was 8.5% and 6.3% for the three months ended March 31, 2015 and 2014, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $3.3 million and $3.7 million as of March 31, 2015 and December 31, 2014, respectively.
In India, we have the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables, at a discount, sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $8.1 million and $4.0 million that would otherwise have been outstanding as accounts receivable, under both of these programs at March 31, 2015 and December 31, 2014, respectively, and the weighted average discount rate was 7.6% and 10.7% for the three months ended March 31, 2015 and 2014, respectively .
Interest Rate Risk – We are subject to interest rate risk, primarily associated with our variable rate borrowings and our investments of excess cash. The current borrowings by our foreign subsidiaries consist of variable and fixed rate loans that are based on either the London Interbank Offered Rate (LIBOR), European Offered Interbank Rate or the BNDES TJLP fixed rate. We also record interest expense associated with the accounts receivable factoring facilities described above. While changes in interest rates do not affect the fair value of our variable interest rate debt or cash investments, they do affect future earnings and cash flows. The company has an interest rate swap on the PNC loan to mitigate interest rate risk in the United States. Based on our outstanding debt and invested cash balances at March 31, 2015, a 1% increase in interest rates would increase interest expense for the year by approximately $0.3 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk – Our exposure to commodity cost risk is related primarily to the price of copper, steel and aluminum, as these are major components of our product cost.
We use commodity derivatives to provide us with greater flexibility in managing the substantial volatility in commodity pricing. Our policy allows management to utilize commodity derivative contracts for a limited percentage of projected raw materials requirements up to 18 months in advance. At March 31, 2015 and December 31, 2014, we held a total notional value of $10.2 million and $8.9 million, respectively, in commodity derivative contracts. Derivatives are designated at the inception of the contract as cash flow hedges against the future prices of copper, steel and aluminum. They may be subsequently de-designated if it is determined that the derivative will no longer be highly effective at offsetting the cash flows of the hedged items. While the use of derivatives can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. If market pricing becomes significantly deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability.
As of March 31, 2015, we have been proactive in addressing the volatility of copper prices, including executing derivative contracts that cover approximately 35.3% of our anticipated remaining copper requirements for 2015 and 26.2% of our projected 2015 copper usage.
Over the last several years our results of operations have become more sensitive to the price changes in aluminum due to the recent redesign of some of our products. We have proactively addressed this price volatility by executing derivative contracts that cover approximately 35.8% of our anticipated remaining aluminum requirements for 2015, and 24.8% of our projected 2015 aluminum usage.
Any rapid increases of steel prices have a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel; however, in the past, we have been successful at securing a few steel derivative contracts in the U.S. to help mitigate this risk. At March 31, 2015, we had no derivative contracts outstanding to cover our anticipated steel requirements in the U.S.
Based on our current level of activity, and before consideration of our outstanding commodity derivatives contracts, a 10% increase in the price, as of March 31, of copper, steel or aluminum used in production of our products would have adversely affected our annual operating profit on an annual basis as indicated in the table below:

(in millions)	10% increase in commodity prices
	March 31, 2015	March 31, 2014
Copper	$(3.0)	$(4.1)
Steel	(6.7)	(9.0)
Aluminum	(0.7)	(0.6)
Total	$(10.4)	$(13.7)

Based on our current level of commodity derivatives contracts, a 10% decrease in the price as of March 31, of copper or aluminum used in production of our products would have resulted in losses under these contracts that would have adversely affected our annual operating results as indicated in the table below:

(in millions)	10% decrease in commodity prices
	March 31, 2015	March 31, 2014
Copper	$(1.0)	$(1.5)
Aluminum	(0.2)	(0.1)
Total	$(1.2)	$(1.6)
Foreign Currency Exchange Risk – We are exposed to significant exchange rate risk since the majority of our revenue, expenses, assets and liabilities are derived from operations conducted outside the U.S. in local and other currencies. For purposes of financial reporting, the results are translated into U.S. Dollars based on currency exchange rates prevailing during or at the end of the reporting period. We are also exposed to significant exchange rate risk when an operation has sales or expense transactions in a currency that differs from its local, functional currency or when the sales and expenses are denominated in different currencies. This risk applies to all of our foreign locations since a large percentage of their receivables are transacted in a currency other than their local currency, mainly U.S. Dollars. In those cases, if the receivable is ultimately paid in more valuable U.S. Dollars, the foreign location realizes less proceeds in its local currency, which can adversely impact our margins. The periodic adjustment of these receivable balances based on the prevailing foreign exchange rates is recognized in our Consolidated Statements of Operations. As the U.S. Dollar strengthens, our reported net revenues, operating profit (loss) and assets are reduced because the local currency will translate into fewer U.S. Dollars, and during times of a weakening U.S. Dollar, our reported expenses and liabilities are increased because the local currency will translate into more U.S. Dollars. Translation of our Consolidated Statement of Operations into U.S. Dollars affects the comparability of revenue, expenses, operating income (loss) and earnings (loss) per share between periods. Because of the geographic diversity of our operations, weakening in some currencies might be offset by strengthening in others over time. However, fluctuations in foreign currency exchange rates, particularly the weakening of the U.S. Dollar against major currencies, as shown in the table below, could materially affect our financial results.
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term derivative contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency derivative contracts to hedge the Brazilian, European and Indian export sales, which are predominately denominated in U.S. Dollars. However, these hedging programs only reduce exposure to currency movements over the limited time frame of up to 18 months. Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the U.S. Dollar, any hedge contracts that we have entered into at a higher rate result in losses recognized in our Consolidated Statements of Operations. From January 1 to March 31, 2015, the Euro weakened against the U.S. Dollar by (12.7)%, the Brazilian Real weakened against the U.S. Dollar by (20.8)%, and the Indian Rupee strengthened against the U.S. Dollar by 1.2%.

At March 31, 2015 and December 31, 2014, we held foreign currency derivative contracts with a total notional value of $19.9 million and $21.2 million, respectively. The decline in notional value of our currency contracts was primarily due to changes in our business practices to better utilize U.S. Dollars collected by our Brazilian, Indian, and French locations as well as a decline in export sales at our Indian location due to the quality issue that originated in the second quarter of 2013. At March 31, based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Brazilian Real, the Euro, and the Indian Rupee against the U.S. Dollar would have adversely affected our annual operating results as indicated in the table below:

(in millions)	10% Strengthening against U.S. Dollar
	March 31, 2015	March 31, 2014
Real	$(0.9)	$(2.4)
Euro	(1.5)	(9.5)
Rupee	—	(0.2)
Total	$(2.4)	$(12.1)
At March 31, based on our current foreign currency forward contracts, a 10% weakening in the value of the Brazilian Real, Euro and the Indian Rupee against the U.S. Dollar would have resulted in losses under such foreign currency derivative contracts that would adversely affected our annual operating results as indicated in the table below:

(in millions)	10% Weakening against U.S. Dollar
	March 31, 2015	March 31, 2014
Real	$(0.5)	$(0.4)
Euro	(1.0)	—
Rupee	—	—
Total	$(1.5)	$(0.4)
The decrease in 2014 compared to 2013 is primarily due to the decrease in notional amount of foreign currency derivative contracts held in 2014.
Item 4. Controls and Procedures.
Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015 and any change in our internal control over financial reporting that occurred during the first quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.
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
Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting identified in connection with our evaluation described above that occurred during the first quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits.

Exhibit Number		Description

10.1	*	Form of Performance Unit Award Agreement under the Tecumseh Products company 2014 Omnibus Incentive Plan (management contract or compensatory plan or arrangement).

10.2
Form of Performance Restricted Stock Unit Award Agreement under the Tecumseh Products company 2014 Omnibus Incentive Plan (management contract or compensatory plan or arrangement), incorporated by reference to Exhibit 99.2 to our Current Report on Form 8‑K dated April 29, 2015 and filed May 4, 2015 (file no. 001-36417).

10.3	*	Amendment dated December 10, 2014 to Janice E. Stipp Offer Letter, dated October 10, 2011 (management contract or compensatory plan or arrangement).

10.4	*	Amendment, dated March 11, 2015, to Harold M. Karp Amended and Restated Offer Letter, dated September 24, 2014 (management contract or compensatory plan or arrangement).

10.5
Amendment dated April 29, 2015 to Jerry L. Mosingo Offer Letter dated January 30, 2014 (management contract or compensatory plan or arrangement), incorporated by reference to Exhibit 99.4 to our Current Report on Form 8‑K dated April 29, 2015 and filed May 4, 2015 (file no. 001-36417).

10.6
Amendment dated April 29, 2015 to Igor Popov Offer Letter dated February 28, 2014 (management contract or compensatory plan or arrangement), incorporated by reference to Exhibit 99.5 to our Current Report on Form 8‑K dated April 29, 2015 and filed May 4, 2015 (file no. 001-36417).

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

TECUMSEH PRODUCTS COMPANY
(Registrant)

Date: May 5, 2015	By	/s/ Janice E. Stipp
Janice E. Stipp
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	*	Form of Performance Unit Award Agreement under the Tecumseh Products company 2014 Omnibus Incentive Plan (management contract or compensatory plan or arrangement).

10.2
Form of Performance Restricted Stock Unit Award Agreement under the Tecumseh Products company 2014 Omnibus Incentive Plan (management contract or compensatory plan or arrangement), incorporated by reference to Exhibit 99.2 to our Current Report on Form 8‑K dated April 29, 2015 and filed May 4, 2015 (file no. 001-36417).

10.3	*	Amendment dated December 10, 2014 to Janice E. Stipp Offer Letter, dated October 10, 2011 (management contract or compensatory plan or arrangement).

10.4	*	Amendment, dated March 11, 2015, to Harold M. Karp Amended and Restated Offer Letter, dated September 24, 2014 (management contract or compensatory plan or arrangement).

10.5
Amendment dated April 29, 2015 to Jerry L. Mosingo Offer Letter dated January 30, 2014 (management contract or compensatory plan or arrangement), incorporated by reference to Exhibit 99.4 to our Current Report on Form 8‑K dated April 29, 2015 and filed May 4, 2015 (file no. 001-36417).

10.6
Amendment dated April 29, 2015 to Igor Popov Offer Letter dated February 28, 2014 (management contract or compensatory plan or arrangement), incorporated by reference to Exhibit 99.5 to our Current Report on Form 8‑K dated April 29, 2015 and filed May 4, 2015 (file no. 001-36417).

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