Form 10-Q
period 2015-06-30
TECUMSEH PRODUCTS CO
filed 2015-08-04
CIK 96831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
 FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒
As of August 3, 2015, the following common shares of the registrant were outstanding:

Common Shares, No Par Value	18,563,056

Page
PART I FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	Page 3
Consolidated Statements of Operations (Unaudited)	Page 4
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)	Page 5
Consolidated Statements of Cash Flows (Unaudited)	Page 6
Notes to Consolidated Financial Statements	Page 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	Page 30
Item 4. Controls and Procedures	Page 32
PART II OTHER INFORMATION:
Item 1. Legal Proceedings	Page 34
Item 6. Exhibits	Page 34
Signatures	Page 35
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share data)	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$15.7	$42.7
Restricted cash and cash equivalents	4.9	6.2
Accounts receivable, trade, less allowance for doubtful accounts of $1.7 million in 2015 and $1.8 million in 2014	80.6	68.4
Inventories	110.8	95.6
Deferred income taxes	1.9	0.5
Recoverable non-income taxes	22.1	19.8
Fair value of derivatives	0.3	0.4
Other current assets	19.6	17.8
Total current assets	255.9	251.4
Property, plant and equipment, net	92.9	103.7
Deferred income taxes	0.2	1.0
Recoverable non-income taxes	8.2	7.9
Deposits	21.6	24.2
Other assets	7.1	8.1
Total assets	$385.9	$396.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$105.9	$92.6
Short-term borrowings	31.5	29.4
Accrued liabilities:
Employee compensation	20.1	19.5
Product warranty and self-insured risks	11.4	12.3
Payroll taxes	12.9	11.8
Fair value of derivatives	1.9	1.8
Other current liabilities	6.7	8.0
Total current liabilities	190.4	175.4
Long-term borrowings	16.6	19.8
Product warranty and self-insured risks	3.7	3.6
Pension liabilities	27.9	29.9
Other liabilities	13.6	17.3
Total liabilities	252.2	246.0
Stockholders’ Equity
Common Shares, No par value; authorized 100,000,000 shares; issued and outstanding 18,563,056 and 18,479,684 shares in 2015 and 2014, respectively	29.5	29.5
Paid in capital	0.6	0.3
Retained earnings	231.9	233.4
Accumulated other comprehensive loss	(128.3)	(112.9)
Total stockholders’ equity	133.7	150.3
Total liabilities and stockholders’ equity	$385.9	$396.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except share and per share data)	2015	2014	2015	2014
Net sales	$163.9	$193.0	$323.2	$372.3
Cost of sales	(137.5)	(175.9)	(276.8)	(338.1)
Gross profit	26.4	17.1	46.4	34.2
Selling and administrative expenses	(21.4)	(24.3)	(44.7)	(47.3)
Other income (expense), net	0.6	1.8	3.3	6.0
Impairments, restructuring charges, and other items	(3.7)	(0.8)	(5.2)	(4.9)
Operating income (loss)	1.9	(6.2)	(0.2)	(12.0)
Interest expense	(1.8)	(2.4)	(3.6)	(4.7)
Interest income	2.0	0.5	2.6	0.9
Income (loss) from continuing operations before taxes	2.1	(8.1)	(1.2)	(15.8)
Tax benefit (expense)	(0.1)	(0.3)	0.2	(0.4)
Income (loss) from continuing operations	2.0	(8.4)	(1.0)	(16.2)
Loss from discontinued operations, net of tax	(0.3)	(0.3)	(0.5)	(3.6)
Net income (loss)	$1.7	$(8.7)	$(1.5)	$(19.8)

Basic income (loss) per share (a):
Income (loss) from continuing operations	$0.11	$(0.46)	$(0.05)	$(0.88)
Loss from discontinued operations	(0.02)	(0.01)	(0.03)	(0.19)
Net income (loss) per share	$0.09	$(0.47)	$(0.08)	$(1.07)
Weighted average shares, basic (in thousands)	18,563	18,480	18,563	18,480

Diluted income (loss) per share (a):
Income (loss) from continuing operations	$0.11	$(0.46)	$(0.05)	$(0.88)
Loss from discontinued operations	(0.02)	(0.01)	(0.03)	(0.19)
Net income (loss) per share	$0.09	$(0.47)	$(0.08)	$(1.07)
Weighted average shares, diluted (in thousands)	18,707	18,480	18,563	18,480

Cash dividends declared per share	$—	$—	$—	$—

(a) During second quarters of 2014 and 2015, we granted restricted stock units ("RSUs") to our non-employee directors and key employees. Also, during 2014 and 2015, we granted non-qualified stock options to our officers. For the six months ended June 30, 2015 and 2014 and the three months ended June 30, 2014, RSUs and options are not included in diluted earnings per share information, as the effect would be antidilutive.
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$1.7	$(8.7)	$(1.5)	$(19.8)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	3.3	3.6	(15.1)	8.0
Pension and postretirement benefits:
Prior service credit	—	—	—	(0.1)
Net actuarial loss	0.2	0.1	0.7	0.4
Cash flow hedges:
Unrealized (loss) gain on cash flow hedges	(4.9)	0.6	(4.9)	0.6
Reclassification adjustment for cash flow hedges	7.1	—	4.2	0.4
Other comprehensive income (loss), before tax	5.7	4.3	(15.1)	9.3
Tax attributes of items in other comprehensive income (loss)
Net actuarial loss	(0.4)	—	(0.3)	(0.5)
Unrealized loss on cash flow hedges	—	(0.5)	—	(0.5)
Reclassification adjustment for cash flow hedges	0.1	—	—	—
Other comprehensive income (loss), tax impact	(0.3)	(0.5)	(0.3)	(1.0)
Total other comprehensive income (loss), net of tax	5.4	3.8	(15.4)	8.3
Total comprehensive income (loss)	$7.1	$(4.9)	$(16.9)	$(11.5)
The accompanying notes are an integral part of these Consolidated Financial Statements.

TECUMSEH PRODUCTS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in millions)	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1.5)	$(19.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9.7	12.8
Non-cash employee retirement benefits	(0.5)	—
Deferred income taxes	(2.2)	—
Share-based compensation	0.3	(0.3)
Gain on disposal of property and equipment	(1.0)	(3.5)
Changes in operating assets and liabilities:
Accounts receivable	(18.4)	(8.7)
Inventories	(21.3)	(1.9)
Payables and accrued expenses (a)	24.5	7.6
Employee retirement benefits	(0.5)	(0.4)
Recoverable non-income taxes	(6.1)	(0.2)
Other	(7.3)	(2.1)
Cash used in operating activities	(24.3)	(16.5)
Cash Flows from Investing Activities:
Capital expenditures (a)	(6.0)	(6.2)
Change in restricted cash and cash equivalents	1.3	7.0
Proceeds from sale of assets	1.0	4.2
Cash (used in) provided by investing activities	(3.7)	5.0
Cash Flows from Financing Activities:
Proceeds from short-term debt	20.6	28.6
Payments on short-term debt	(15.5)	(29.0)
Proceeds from long-term debt	2.7	1.5
Payments on long-term debt	(3.9)	(7.6)
Payments on capital leases	(0.3)	(0.2)
Debt issuance cost	(0.1)	(0.2)
Other	—	(0.1)
Cash provided by (used in) financing activities	3.5	(7.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.5)	0.5
Decrease in cash and cash equivalents	(27.0)	(18.0)
Cash and Cash Equivalents:
Beginning of Period	42.7	55.0
End of Period	$15.7	$37.0
Supplemental Schedule of Cash Flows and Non-cash Investing and Financing Activities:
Cash paid for interest	$4.2	$4.6
Cash paid for taxes	$0.4	$0.3
(a) Payables and accrued expenses for the six months ended June 30, 2015 includes $0.6 million associated with capital expenditures, which are non-cash acquisitions of fixed assets at June 30, 2015.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Accounting Policies
The accompanying unaudited consolidated financial statements of Tecumseh Products Company and Subsidiaries (the “Company”, “we” or “us”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Such financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Due to the seasonal nature of certain product lines, the results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
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
Reclassifications
Certain prior amounts have been made to conform with the current presentation.
NOTE 2. Discontinued Operations
In 2007 and 2008, we completed the sale of the majority of our non-core businesses; however, we continue to incur legal fees, settlements and other expenses based on provisions in the purchase agreements.
Charges to discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Environmental and legal charges and settlements	$(0.1)	$(0.2)	$(0.1)	$(3.5)
Workers' compensation and product liability claims	(0.2)	(0.1)	(0.4)	(0.1)
Total loss from discontinued operations, net of tax	$(0.3)	$(0.3)	$(0.5)	$(3.6)
See Note 11, "Income Taxes", for a discussion of income taxes included in discontinued operations.

NOTE 3. Inventories
The components of inventories are as follows:

(in millions)	June 30, 2015	December 31, 2014
Raw materials, net of reserves	$61.2	$57.8
Work in progress	0.2	0.5
Finished goods, net of reserves	49.4	37.3
Inventories	$110.8	$95.6
Raw materials are net of a $3.0 million reserve for obsolete and slow moving inventory at both June 30, 2015 and December 31, 2014. Finished goods are net of a $2.5 million and $2.0 million reserve for obsolete and slow moving inventory and lower of cost or market at June 30, 2015 and December 31, 2014, respectively.
NOTE 4. Property, Plant and Equipment, net
Depreciation expense associated with property, plant and equipment was $4.7 million and $6.4 million for the three months ended June 30, 2015 and 2014, respectively and $9.7 million and $12.8 million for the six months ended June 30, 2015 and 2014, respectively.  Accumulated depreciation was $601.6 million and $644.6 million as of June 30, 2015 and December 31, 2014, respectively.
NOTE 5. Pension Plans
Over the last several years, we have frozen pension benefits provided to all U.S. pension plan participants.
The following table presents the components of net periodic expense (benefit) of our pension plans:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Service cost	$0.2	$0.2	$0.4	$0.5
Interest cost	1.6	1.9	3.1	3.6
Expected return on plan assets	(2.1)	(2.1)	(4.2)	(4.2)
Amortization of net loss (gain)	0.2	0.1	0.7	0.4
Amortization of unrecognized prior service (credit)	—	—	—	(0.1)
Net periodic expense (benefit)	$(0.1)	$0.1	$—	$0.2
We have a defined contribution retirement plan that covers substantially all U.S. employees. The expense for this plan was $0.1 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively and $0.3 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. Contributions are funded from our cash flows from operations. In May 2015, we suspended our contributions to the defined contribution retirement plan, until further notice.
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

Following is a summary of the recoverable non-income taxes recorded on our Consolidated Balance Sheets as of:

(in millions)	June 30, 2015	December 31, 2014
Brazil	$25.0	$21.7
India	4.3	4.8
Europe	0.6	1.0
Mexico	0.4	0.2
Total recoverable non-income taxes	$30.3	$27.7
At June 30, 2015, a receivable of $22.1 million was included in current assets and $8.2 million was included in non-current assets and is expected to be recovered through 2017. At December 31, 2014, a receivable of $19.8 million was included in current assets and $7.9 million was included in non-current assets. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt.

NOTE 7. Warranties
Reserves are recorded on our Consolidated Balance Sheets to reflect contractual liabilities relating to warranty commitments to our customers. Unanticipated quality issues could result in material changes to our estimates.
Changes in the carrying amount and accrued product warranty costs are summarized as follows:

	Six Months Ended June 30,
(in millions)	2015	2014
Balance at January 1,	$10.7	$13.2
Settlements made (in cash or in kind)	(3.8)	(8.1)
Current year accrual	3.0	8.6
Effect of foreign currency translation	(0.4)	0.2
Balance at June 30,	$9.5	$13.9
Warranty expense was $3.0 million and $8.8 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, $8.3 million was included in current liabilities and $1.2 million was included in non-current liabilities. At December 31, 2014, $9.6 million was included in current liabilities and $1.1 million was included in non-current liabilities.
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
The PNC agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level for more than five business days. We had $3.6 million of additional borrowing capacity under this facility as of June 30, 2015, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility. We are in compliance with all covenants and terms of the agreement at June 30, 2015.
At June 30, 2015, our borrowings under the PNC revolving facility totaled $2.5 million and borrowings under the PNC term loan totaled $6.8 million. In addition, we have $6.2 million in outstanding letters of credit.
In April 2013, we signed a loan agreement with the Mississippi Development Authority ("MDA") for draws up to $1.5 million at an interest rate of 2.25% and with a maturity date of February 2021. Draws under the agreement were permitted for purchases of certain equipment at our Tupelo, Mississippi location. We received the final draw in the second quarter of 2014. Fixed principal and interest payments started on the loan in the first quarter of 2014 and as of June 30, 2015 we have an outstanding balance of $1.2 million.
In the U.S., we also have $1.0 million outstanding in short term borrowings related to financing some of our insurance premiums and $0.4 million outstanding in long term borrowings related to software financing.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
In Brazil, as of June 30, 2015, we have uncommitted, discretionary line of credit facilities with several local private Brazilian banks (some of which are sponsored by the Brazilian government) for an aggregate maximum availability of $35.8 million, subject to a borrowing base formula computed on a monthly basis. These credit facilities are secured by a portion of our accounts receivable and inventory balances and expire at various times from June 2015 through July 2023. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Lenders determine, at their discretion, whether to make new advances with respect to each draw on such facilities. There are no restrictive covenants on these credit facilities. In addition, our Brazilian location has a special term low interest rate loan from a governmental agency: FINEP, to fund approved research and development projects. Our borrowings in Brazil at June 30, 2015 totaled $27.3 million, with an additional $8.5 million available for borrowing, based on our accounts receivable and inventory levels at that date.

In India, we have an aggregate maximum availability of $10.4 million in line of credit facilities which are secured by land, buildings and equipment, inventory and receivables and are subject to a borrowing base formula computed on a monthly basis. The arrangements expire at various times from April 2015 through July 2015 and are being renewed. Historically we have been able to enter into replacement facilities when these facilities expire, but such replacements are at the discretion of the banks. Our borrowings under these facilities totaled $7.4 million, and based on our borrowing base as of June 30, 2015, we had $3.0 million available for additional borrowing under these facilities. There are no restrictive covenants on these credit facilities, except that consent must be received from the bank in order to dispose of certain assets located in India.
We also have capital lease agreements with an outstanding balance of $1.5 million which are included in our total borrowings balance at June 30, 2015.
Our consolidated borrowings totaled $48.1 million at June 30, 2015 and $49.2 million at December 31, 2014. Our weighted average interest rate for these borrowings was 8.0% for the six months ended June 30, 2015 and 9.1% for the six months ended June 30, 2014.
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
Compensation expense (income) related to outstanding share-based compensation awards under the Long-Term Incentive Cash Award Plan for the three months ended June 30, 2015 and 2014 was immaterial and $(0.3) million, respectively, and immaterial and $(0.6) million for the six months ended June 30, 2015 and 2014, respectively. The balance of the fair value that has not yet been recorded as expense is considered an unrecognized liability. The total unrecognized compensation liability with respect to awards under the Long-Term Incentive Cash Award Plan was immaterial at both June 30, 2015 and December 31, 2014. Total cash paid under this plan for the six months ended June 30, 2015 and 2014 was $0.2 million and $1.0 million, respectively.
Prior to 2014, we also granted deferred stock units ("DSUs") to our non-employee directors under our Outside Directors' Deferred Stock Unit Plan. These awards were fully vested when made. Since the DSUs are settled in cash rather than by issuing equity instruments, we record an expense with a corresponding liability on our Consolidated Balance Sheets. Total expense (income) related to the DSUs for the three months ended June 30, 2015 and 2014 was immaterial and $(0.1) million, respectively and immaterial and $(0.2) million for the six months ended June 30, 2015 and 2014, respectively. We have recorded a liability of $0.1 million at June 30, 2015 and $0.2 million at December 31, 2014, related to the outstanding DSUs. Total cash paid for DSUs for the six months ended June 30, 2015 and 2014 was zero and $0.7 million, respectively.
In the second quarter of 2015, we granted performance restricted stock units ("RSUs") to our executive officers under our 2014 Omnibus Incentive Plan. These RSUs are based on the achievement of financial goals for the period ending December 31, 2017 and will vest between January 1, 2018 and March 1, 2018. The RSUs will be settled 75% in our Common Shares and 25% in cash. For the RSUs settled in our Common Shares, we record an expense and corresponding change in "Paid in Capital" on our Consolidated Balance Sheets, based on the fair value of the RSUs at grant date and recognized from the second quarter of 2015 through December 31, 2017. For the RSUs settled in cash, we record an expense with a corresponding liability on our Consolidated Balance Sheets recognized over the vesting period. This liability will be remeasured in each quarterly reporting period, based on the closing price of our Common Shares on the last day of each period. For the three months and six months ended June 30, 2015, the compensation expense related to these RSUs was immaterial.
In the second quarter of 2015, we also granted restricted stock units ("RSUs") to our non-employee directors under our 2014 Omnibus Incentive Plan. These RSUs vest on April 27, 2016, immediately before the annual meeting of shareholders if it is held on that date, if the non-employee director is serving on our Board on that date. The RSUs will be settled 75% in our Common Shares and 25% in cash. For the RSUs settled in our Common Shares, we record an expense and corresponding change in "Paid in Capital" on our Consolidated Balance Sheets, based on the fair value of the RSUs at grant date and recognized over the vesting period. For the RSUs settled in cash, we record an expense with a corresponding liability on our Consolidated Balance Sheets recognized over the vesting period. This liability will be remeasured in each quarterly reporting period, based on the closing price of our Common Shares on the last day of each period. For the six months ended June 30, 2015, the compensation expense related to these RSUs to our non-employee directors was immaterial.

During the second quarter of 2015, the 2014 RSU grants to non-employee directors and our Chief Executive Officer vested and were settled. Total cash paid for the six months ended June 30, 2015 was $0.1 million. Total expense related to the 2014 RSU grant for the three months ended June 30, 2015 and 2014 was $0.1 million and immaterial, respectively, and $0.2 million and immaterial for the six months ended June 30, 2015 and 2014, respectively.
During the second quarter of 2015 and the fourth quarter 2014, we granted non-qualified stock options under our 2014 Omnibus Incentive Plan to certain executive officers and key employees. The stock options will be settled in our Common Shares and will vest in three equal annual installments beginning December 5, 2015 (for the 2014 grant) and April 29, 2016 (for the 2015 grant). For the stock options settled in our Common Shares, we record an expense and corresponding change in "Paid in Capital" on our Consolidated Balance Sheets. The value of each stock option is based on a Black-Scholes valuation model as of December 31, 2014 (for the 2014 grant) and as of April 30, 2015 (for the 2015 grant). Total expense related to the non-qualified stock options for the three months ended June 30, 2015 and six months ended June 30, 2015 was $0.1 million.
NOTE 10. Impairments, Restructuring Charges, and Other Items
The charges recorded as impairments, restructuring charges, and other items for the three months and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Severance, restructuring costs and special termination benefits	$2.6	$0.6	$3.4	$1.8
Business process re-engineering	0.6	0.2	1.3	0.4
Contingent legal liability and settlements	0.5	—	0.5	1.5
Environmental reserve for sold building	—	—	—	1.2
Total impairments, restructuring charges, and other items	$3.7	$0.8	$5.2	$4.9
Severance expense for the three months ended June 30, 2015, was associated with a reduction in force at our Brazilian ($0.7 million), French ($0.5 million), Corporate ($0.3 million) and North American ($0.2 million) locations. We also incurred restructuring cost in the three months ended June 30, 2015 at our Corporate location ($0.9 million). Severance expense for the three months ended June 30, 2014, was associated with a reduction in force at our Brazilian ($0.6 million) location. See Note 15, "Commitments and Contingencies - Litigation - Compressor industry antitrust investigation" and "Environmental matters" for a description of a litigation settlement and additional environmental remediation accruals.
Severance expense for the six months ended June 30, 2015, was associated with a reduction in force at our Brazilian ($1.4 million), French ($0.5 million), Corporate ($0.3 million) and North American ($0.3 million) locations. We also incurred restructuring cost in the six months ended June 30, 2015 at our Corporate location ($0.9 million). Severance expense for the six months ended June 30, 2014, was associated with a reduction in force at our Brazilian ($1.6 million) and French ($0.2 million) locations. See Note 15, "Commitments and Contingencies - Litigation - Compressor industry antitrust investigation" and "Environmental matters" for a description of a litigation settlement and additional environmental remediation accruals.
The following table reconciles activities for the six months ended June 30, 2015 for accrued impairment, restructuring charges and other items:

(in millions)	Severance	Other	Total
Balance at January 1, 2015	$1.8	$2.8	$4.6
Accruals	3.4	1.8	5.2
Payments	(4.3)	(2.1)	(6.4)
Balance at June 30, 2015	$0.9	$2.5	$3.4
The accrued balance at June 30, 2015, for "Severance" mainly includes payments to be made related to our European and Corporate reductions in force and is expected to be paid within the next 12 months. The accrued "Other" balance at June 30, 2015 includes $1.2 million for the estimated costs associated with remediation activities at our former Tecumseh, Michigan facility which is expected to be paid over the next several years, as well as $0.7 million for a legal settlement related to one of the anti-trust litigations (see Note 15, "Commitments and Contingencies - Legal", for further discussion), $0.5 million related to Canadian anti-trust litigations, and $0.1 million related to the reserve for our former corporate office which will be paid through December 2015.
NOTE 11. Income Taxes
We record the tax impact of certain discrete items (unusual or infrequently occurring), including changes in judgment about valuation allowances and effects of changes in tax laws or rates in the interim period in which they occur.  We adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  For the period ended June 30, 2015, we calculated our tax provision based on the estimate of the annual effective tax rate.
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
At June 30, 2015 and December 31, 2014, full valuation allowances are recorded against deferred tax assets for all tax jurisdictions in which we believe it is more likely than not that the deferred taxes will not be realized. Full valuation allowances were recorded for all of our tax jurisdictions except for Mexico and Malaysia.

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

Except for derivative instruments, pension liabilities and pension plan assets, the Company has no financial assets and liabilities that are carried at fair value at June 30, 2015 and December 31, 2014. The carrying amounts of financial instruments comprising cash and cash equivalents and accounts receivable approximate their fair values due to their short-term nature. The carrying value of the Company's long-term debt approximates its fair value.
The following tables present the amounts recorded on our balance sheet measured at fair value on a recurring basis as of June 30, 2015:

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives	$0.3	$—	$0.3	$—
Balance as of June 30, 2015	$0.3	$—	$0.3	$—
Liabilities:
Commodity futures contracts	$(1.0)	$—	$(1.0)	$—
Foreign currency derivatives	(0.9)	—	(0.9)	—
Balance as of June 30, 2015	$(1.9)	$—	$(1.9)	$—
The following tables present the amounts recorded on our balance sheet measured at fair value on a recurring basis as of December 31, 2014:

(in millions)	Total Fair Value	Level 1	Level 2	Level 3
Assets:
Foreign currency derivatives	$0.4	$—	$0.4	$—
Balance as of December 31, 2014	$0.4	$—	$0.4	$—
Liabilities:
Commodity futures contracts	$(0.7)	$—	$(0.7)	$—
Foreign currency derivatives	$(1.1)	$—	$(1.1)	$—
Balance as of December 31, 2014	$(1.8)	$—	$(1.8)	$—
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
We assess our futures and forwards contracts using the dollar offset method and de-designate the derivative if it is determined that the derivative will no longer offset the cash flows of the hedged item. At the time a derivative is de-designated, any losses recorded in "Accumulated other comprehensive income" ("AOCI") are recognized in our Consolidated Statements of Operations while gains remain in AOCI on our Consolidated Balance Sheets until the original forecasted cash flows occur. All subsequent gains and losses related to the de-designated derivatives are recognized in our Consolidated Statements of Operations.
The notional amount outstanding of derivative contracts designated as cash flow hedges was $29.1 million and $23.6 million at June 30, 2015 and December 31, 2014, respectively. The notional amount outstanding of de-designated derivative contracts was immaterial at June 30, 2015 and $6.5 million at December 31, 2014. The notional amount outstanding of the interest rate swaps was $6.8 million and $8.3 million, at June 30, 2015 and December 31, 2014, respectively.
We recognized $1.0 million of losses and $0.2 million of gains associated with the derivative contracts that have been de-designated during the six months ended June 30, 2015 and 2014, respectively. We have no gains in AOCI at June 30, 2015 and gains of $0.1 million at June 30, 2014, for derivative contracts that have been de-designated.
The following table presents the fair value of our derivatives designated as hedging instruments in our Consolidated Balance Sheets:

	Asset (Liability) Derivatives
	June 30, 2015		December 31, 2014
(in millions)	Financial Position Location	Fair Value	Financial Position Location	Fair Value
Commodity derivatives contracts	Fair value of derivative asset	$—	Fair value of derivative asset	$—
Commodity derivatives contracts	Fair value of derivative liability	(1.0)	Fair value of derivative liability	(0.5)
Foreign currency derivatives	Fair value of derivative asset	0.3	Fair value of derivative asset	0.4
Foreign currency derivatives	Fair value of derivative liability	(0.9)	Fair value of derivative liability	(0.7)
Total		$(1.6)		$(0.8)
There were no assets or liabilities associated with de-designated hedging instruments as of June 30, 2015. As of December 31, 2014, there was a liability of $0.2 million related to de-designated commodity contracts and a liability of $0.4 million related to de-designated currency contracts.

 The following table presents the impact of derivatives designated as hedging instruments on our Consolidated Statements of Operations and AOCI for our derivatives designated as cash flow hedging instruments for the three and six months ended:

(in millions)	Amount of Gain (Loss) Recognized in AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	June 30,			June 30,			June 30,
Three Months Ended	2015	2014		2015	2014		2015	2014
Commodity	$(0.7)	$0.3	Cost of sales	$(0.9)	$(0.2)	Cost of sales	$0.3	$0.1
Currency	(1.3)	0.1	Cost of sales	(3.3)	—	Cost of sales	—	—
Total	$(2.0)	$0.4		$(4.2)	$(0.2)		$0.3	$0.1

Six Months Ended	2015	2014		2015	2014		2015	2014
Commodity	$(1.1)	$(0.1)	Cost of sales	$(0.6)	$0.2	Cost of sales	$0.2	$0.1
Currency	(3.8)	0.7	Cost of sales	(3.6)	(0.6)	Cost of sales	—	—
Total	$(4.9)	$0.6		$(4.2)	$(0.4)		$0.2	$0.1
As of June 30, 2015, we estimate that we will reclassify into earnings during the next 12 months approximately $1.4 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur. In addition, decreases in spot prices below our hedged prices may require us to post cash collateral with our hedge counterparties. We were required to post $0.5 million and $0.6 million of cash collateral on our hedges at June 30, 2015 and December 31, 2014, respectively, which is recorded in “Restricted cash and cash equivalents” in our Consolidated Balance Sheets.
NOTE 14. Reclassifications Out of Accumulated Other Comprehensive Income
The following table presents the amounts reclassified out of AOCI, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Pension and postretirement benefits, net of tax:
Amortization of prior service credit	$—	$—	$—	$0.1
Amortization of net actuarial (loss) gain	(0.2)	(0.2)	0.4	(0.4)
Total reclassification - pension benefits	(0.2)	(0.2)	0.4	(0.3)
Cash flow hedges, net of tax:
Reclassification adjustment for loss (gain) - commodities	1.0	—	0.6	0.1
Reclassification adjustment for loss (gain) - currency	5.9	—	3.6	(0.2)
Total reclassification, net of tax - cash flow hedges	6.9	—	4.2	(0.1)
Total reclassification, net of tax	$6.7	$(0.2)	$4.6	$(0.4)
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
NOTE 15. Commitments and Contingencies
Accounts Receivable
A portion of accounts receivable at our Brazilian subsidiary are sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $3.8 million at June 30, 2015 and $3.7 million at December 31, 2014, respectively, and our weighted average interest rate was 11.8% and 8.5% for the six months ended June 30, 2015 and for the year ended December 31, 2014, respectively. Under our factoring program in Europe, we may discount receivables with recourse; however, at June 30, 2015 and December 31, 2014, there were no receivables sold with recourse.
Purchase Commitments
As of June 30, 2015 and December 31, 2014, we had $17.2 million and $19.2 million, respectively, of non-cancelable purchase commitments with suppliers for materials and supplies in the normal course of business.
Letters of credit
We issue letters of credit in the normal course of business as required by some vendor contracts and insurance policies. As of June 30, 2015 and December 31, 2014, we had $6.2 million and $6.4 million, respectively, in outstanding letters of credit in the U.S. Outside the U.S., we had $14.1 million and $16.2 million in outstanding letters of credit at June 30, 2015 and December 31, 2014, respectively.

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
Settlements involving all but two of the defendants (Kawasaki and Tecumseh) have been negotiated and have either been approved by the court or are in the process of being approved.  These settlements are not binding on Kawasaki and Tecumseh, nor are they determinative of their liability, if any.  It is unclear at this time how aggressively the plaintiffs will pursue the litigation given these settlements.
A schedule leading to the hearing of the plaintiffs’ certification motion has been established.  Pursuant to this schedule, the hearing will take place from November 30 to December 2, 2015 in London, Ontario.  Because of certain recently filed defense motions, it is unclear at this stage whether the hearing will proceed on those dates.
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
As was the case with the Ontario litigation described above, settlements involving all but two of the defendants (Kawasaki and Tecumseh) have been negotiated and have received or are in the process of receiving, court approval.  These settlements are not binding on the non-settling defendants, nor is it determinative of their liability, if any.  It is unclear at this time how aggressively the plaintiffs will pursue the litigation against the non-settling defendants.
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
We have entered into a conditional amnesty agreement with the DOJ under the Antitrust Division's Corporate Leniency Policy. Pursuant to the agreement, the DOJ has agreed not to bring any criminal prosecution or impose any monetary fines with respect to the investigation against us as long as we, among other things, continue our full cooperation in the investigation. We have received similar conditional immunity from the European Commission and the SDE, and have received or requested immunity or leniency from competition authorities in other jurisdictions. On December 7, 2011, the European Commission announced it had reached a cartel settlement under which certain of our competitors received fines for the conduct investigated. As a result of our conditional immunity, we were not assessed any fine.
While we have taken steps to avoid fines, penalties and other sanctions as the result of proceedings brought by regulatory authorities, the amnesty grants do not extend to civil actions brought by private plaintiffs. The public disclosure of these investigations has resulted in class action lawsuits filed in Canada and numerous class action lawsuits filed in the United States, including by both direct and indirect purchaser groups. In the second quarter of 2015, in connection with ongoing settlement negotiations, we recorded an accrual of $500,000 in anticipation of settling the Canadian antitrust lawsuits, although an agreement has not been finalized. All of the U.S. actions have been transferred to the U.S. District Court for the Eastern District of Michigan for coordinated or consolidated pretrial proceedings under Multidistrict Litigation (“MDL”) procedures. Our settlements with the direct and indirect plaintiffs were approved by the court in April and June 2014.
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
Products Liability/ Warranty Claim
On July 31, 2014, Tecumseh Europe S.A. was served a writ (on the merits) before the Commercial Court of La Roche-sur-Yon by the five companies of the Atlantic Industrie SAS group. The dispute alleges product failures associated with the supply by Tecumseh Europe of evaporating units mounted on Atlantic's thermodynamic water heaters pursuant to a November 2009 purchase agreement. The writ seeks the payment of 16,715,109 Euros as damages alleging our failure to satisfy our obligation of information, hidden defects, lack of conformity and breach of the purchase agreement. We have informed our insurance company about this dispute. Under our insurance policy, we are responsible for the first 60,000 Euros, with our insurance covering up to the next 3.5 million Euros. Our insurance company has assumed the defense of this claim, subject to a reservation of rights. A judicial expert was appointed by the Commercial Court of La Roche-sur-Yon on June 9, 2015, and has requested from the parties relevant documents for a first meeting likely to be held in September or October 2015.
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
Environmental Matters
At June 30, 2015 and December 31, 2014 we had accrued $5.1 million and $5.7 million, respectively, for environmental remediation. Included in the June 30, 2015 balance is an accrual, measured on a discounted basis, of $1.2 million for the remaining estimated costs associated with remediation activities at our former Tecumseh, Michigan facility. We have met with the United States Environmental Protection Agency ("USEPA") several times and most recently in early 2014, to discuss the overall project at this site. On September 30, 2013, we submitted the Supplement to the Current Human Exposures Environmental Indicators Report to the USEPA. This Supplement confirmed that human exposures are under control in accordance with the Administrative Order on Consent. USEPA provided comments on January 31, 2014. We submitted a scope of work for additional investigation activities to USEPA on March 27, 2014 to respond to USEPA’s comments. These additional investigative activities began in the second quarter of 2014. The deadline for the final corrective measures proposal was extended to January 31, 2016, based upon feedback from the USEPA and time to address their comments. Based upon the known USEPA expectations, the majority of investigation work is complete while remediation and monitoring activities are expected to be completed by the end of 2020. Delays in demolition activities of the current property owner could delay remediation system construction at the site.
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
We believe that insurance coverage will provide sufficient assurance for completion of the responsibilities, obligations and liabilities assumed by PRS under the Liability Transfer Agreement. In conjunction with the Liability Transfer Agreement, we completed the transfer of title to the Sheboygan Falls, Wisconsin property to PRS. Active remediation of the SRHS was completed in 2013 and PRS is currently preparing the final work completion reports. PRS has been submitting these reports and continues to do so. USEPA is expected to issue a Certificate of Completion for the Site after it has reviewed and approved the final work completion reports.
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

In cooperation with the Wisconsin Department of Natural Resources (“WDNR”), we also conducted an investigation of soil and groundwater contamination at our Grafton, Wisconsin plant. In February 2013, the WDNR granted a "no further action" for the on-site groundwater component of the investigation but required the installation of three additional off-site, down-gradient monitoring wells and two years (six sampling events) of off-site monitoring. The timetable for monitoring began with the sampling event conducted in October 2012, with the objective of demonstrating that concentrations are stable and receiving full closure from the WDNR in 2014. The three additional off-site, down-gradient monitoring wells were installed and all on-site monitoring wells were formally abandoned during the second quarter of 2013. Groundwater results from the off-site monitoring wells indicated the possibility of vapor intrusion in nearby residences. Under an agreement with the WDNR, we initiated sampling of vapor intrusion beginning with residences nearest the off-site monitoring wells. Based on the results of fifteen properties to date, we have installed vapor mitigation systems in four residences and the vapor intrusion investigation was deemed complete by the WDNR. The WDNR subsequently required an additional off-site groundwater investigation. A work plan to investigate the extent of the contamination was approved by the WDNR in June 2014. Four new monitoring wells were installed and sampled in the third quarter of 2014. The sampling results of these wells indicated that additional investigation was needed and was performed, as approved by the WDNR, during the first and second quarters of 2015. The additional off-site groundwater investigation has led to the additional vapor intrusion investigation of nine additional offsite properties that were completed during the first quarter of 2015. Based upon the favorable results of the two rounds of vapor intrusion sampling at these nine residences, the WDNR issued a notice on April 22, 2015 that no additional vapor intrusion sampling would be required. Going forward, the work will mainly consist of off-site quarterly groundwater monitoring until closure is sought at the end of 2016.
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
NOTE 16. Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled for the exchange for those goods and services. For public entities, this ASU is effective for annual reporting periods beginning after December 31, 2017. The ASU allows for a choice of two methods for adoption: full retrospective with practical expedients or modified retrospective. We continue to assess the impact the adoption of this guidance and the selection of the method of our retrospective adoption will have on our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The purpose of the guidance is to simplify the presentation of debt issuance costs related to recognized debt liability. The guidance will require that all debt issuance costs related to a recognized debt liability be presented on the balance sheet as a reduction from the carrying amount of the debt liability, consistent with debt discounts. For public entities, this ASU is effective for annual reporting periods beginning after December 31, 2015. The new guidance will be applied retrospectively, each balance sheet presented will be adjusted to reflect the new guidance.
In July 2015, the FASB issued ASU No. 2015-11, Inventory. The guidance will require entities to measure inventory at the lower of cost or net realizable value. For public entities that measure inventory using the first-in, first-out or average cost method, this ASU is effective for annual reporting periods beginning after December 31, 2016, including interim periods. We do not anticipate that this standard will have a significant impact on our financial statements.
We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.
NOTE 17. Subsequent Events
We perform review procedures for subsequent events, and determine any necessary disclosures that arise from such evaluation, up to the date of issuance of our annual and interim reports.
On July 29, 2015, we amended the terms of our Revolving Credit and Security Agreement with PNC Bank (Amendment No. 9). The terms of Amendment No. 9 principally include a reduction in the minimum availability threshold from $12.5 million to $5.0 million. Amendment No. 9 also includes other changes regarding the inclusion of in-transit inventory and foreign accounts receivable in the calculation of the borrowing base.

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
Economy
Our sales depend significantly on worldwide economic conditions, which directly impact customers' demand for our products. In June 2015, the Organization for Economic Cooperation and Development ("OECD") revised its economic forecasts for the biggest developed economies because of continued subdued investment, lower oil prices and global monetary easing actions. Conflicts in the Ukraine and the Middle East have continued into the second quarter of 2015. The Euro-area is negatively affected by the Greek credit crisis, offset by lower oil prices and currency depreciation. Ongoing modest growth is expected in this region, as a result. In Brazil, the OECD is forecasting stalled growth through 2015, caused in part by lowered income from exports and monetary and fiscal tightening, in addition to political uncertainty. However, in India, the outlook remains positive, with slightly muted growth in 2015, as compared with a robust 2014. The recent appreciation in the value of the dollar and lower oil prices are helping to expand consumer spending in the U.S.
Our net sales in the second quarter of 2015 continued to be impacted by these ongoing challenging global macroeconomic conditions. Sales decreased in the first half of 2015 compared to the first half of 2014 primarily due to the unfavorable impact of changes in foreign currency exchange rates, as well as net lower volumes and unfavorable changes in sales mix. Exclusive of the effects of currency translation, sales in the first half of 2015 were 3.4% lower compared to the first half of 2014. The net lower sales volume and unfavorable changes in sales mix were primarily the result of the competitive pricing environment in Brazil, soft market conditions in India and Europe and ceasing production of non-core product, as we sold the related fixed assets in the first quarter of 2014.
Liquidity
Challenges remain with respect to our ability to generate appropriate levels of liquidity solely from cash flows from operations, particularly related to uncertainties of future sales levels, global economic conditions, currency exchange rates and commodity pricing as discussed below. In the first six months of 2015, cash used in operating activities was $24.3 million, which included $18.4 million used for receivables and $21.3 million used for inventories, partially offset by $24.5 million provided by payables and accrued expenses.
In the first six months of 2015, we received $4.6 million related to our outstanding recoverable non-income taxes in Brazil and India. We expect to receive refunds of outstanding Brazilian and Indian non-income taxes through the end of 2017. We expect to recover approximately $22.1 million of the $30.3 million outstanding recoverable taxes in the next twelve months, primarily related to the short-term portion of the outstanding refundable taxes of $17.6 million in Brazil and $3.5 million in India. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
We realize that we may not generate cash flow from operating activities unless further restructuring activities and new product introductions are implemented or sales or economic conditions improve. As a result, we continued to adjust our workforce levels as conditions demanded in the first six months of 2015 in order to reduce our aggregate salary, wages and employee benefits. Our estimated realized savings on an annual basis is approximately $5.2 million. We incurred a charge of $2.5 million associated with further layoffs which took place in the first six months of 2015. Additional restructuring actions may be necessary during the next several quarters. These restructuring actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, any future restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required for any future restructuring activities may be provided by our cash balances, cash proceeds from the sale of assets or new financing arrangements. There is a risk that the costs of the restructuring and cash required will exceed our original estimates or the benefits received from such activities.
We have a Revolving Credit and Security Agreement with PNC Bank, National Association (“PNC”). Subject to the terms and conditions of the agreement as amended, PNC agreed to provide a senior secured revolving credit financing up to an aggregate principal amount of $34.0 million, which includes up to $10.0 million in letters of credit, subject to a borrowing base formula, lender reserves and PNC’s reasonable discretion. With the 2013 amendment, PNC also provided us with a senior secured term loan. The loans under the facilities bear interest at either the London Interbank Offered Rate (LIBOR) or an alternative base rate, plus a margin that varies with borrowing availability under the revolving credit facility. These facilities mature on December 11, 2018. We are in compliance with all covenants and terms of the agreement at June 30, 2015. At June 30, 2015, our borrowings under the PNC revolving facility totaled $2.5 million and borrowings under the PNC term loan totaled $6.8 million. In addition, we have $6.2 million in outstanding letters of credit in the U.S. We had $3.6 million of additional borrowing capacity under this facility as of June 30, 2015, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility.
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
The average market costs for the types of steel, copper and aluminum used in our products varied in the second quarter of 2015 as compared to the second quarter of 2014, with steel, copper and aluminum decreasing by 11.2%, 12.5% and 2.1% respectively. After consideration of our hedge positions, our average cost of copper and aluminum decreased by 11.4% and 4.1% respectively, in the second quarter of 2015 compared to the second quarter of 2014. Volatility in market prices of these commodities create substantial challenges to our ability to control the cost of our products, as the final product cost can depend greatly on our ability to secure optimally priced derivative contracts.
Any increase in steel prices may have a negative impact on our product costs, as there is currently no well-established global market for hedging against increases in the price of steel.
We are proactive in addressing the volatility of copper and aluminum costs by executing derivatives contracts. As of June 30, 2015, we have derivative contracts outstanding to cover approximately 35% and 50% of our remaining anticipated 2015 copper and aluminum usage, respectively. Continued volatility of these costs could nonetheless have an adverse effect on our results of operations both in the near and long term as our anticipated needs are not 100% hedged.
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

Currency Exchange
The compressor industry, and our business in particular, is characterized by global and regional markets that are served by manufacturing locations positioned throughout the world. Most of our manufacturing presence is in international locations. During the first half of 2015 and 2014, approximately 80% of our sales activity took place outside the U.S., specifically in Brazil, Europe and India. As a result of these factors, our consolidated financial results are sensitive to changes in foreign currency exchange rates, especially the Brazilian Real, the Euro and the Indian Rupee. During the first six months of 2015, the Euro weakened against the U.S. Dollar by 8.6%, the Brazilian Real weakened against the U.S. Dollar by 16.8% and the Indian Rupee weakened against the U.S. Dollar by 0.9%.
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
RESULTS OF OPERATIONS
 Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
A summary of our operating results as a percentage of net sales is shown below:

(in millions)	2015	%	2014	%
Net sales	$163.9	100.0%	$193.0	100.0%
Cost of sales	(137.5)	(83.9)%	(175.9)	(91.1)%
Gross profit	26.4	16.1%	17.1	8.9%
Selling and administrative expenses	(21.4)	(13.1)%	(24.3)	(12.6)%
Other income (expense), net	0.6	0.4%	1.8	0.9%
Impairments, restructuring charges, and other items	(3.7)	(2.3)%	(0.8)	(0.4)%
Operating income (loss)	1.9	1.1%	(6.2)	(3.2)%
Interest expense	(1.8)	(1.1)%	(2.4)	(1.3)%
Interest income	2.0	1.2%	0.5	0.3%
Income (loss) from continuing operations before taxes	2.1	1.2%	(8.1)	(4.2)%
Tax benefit (expense)	(0.1)	(0.1)%	(0.3)	(0.2)%
Income (loss) from continuing operations	$2.0	1.1%	$(8.4)	(4.4)%
Net sales in the second quarter of 2015 decreased $29.1 million, or 15.1%, versus the same period of 2014. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $21.6 million, net sales decreased by 3.9% compared to the second quarter of 2014, primarily as a result of net lower sales volume and an unfavorable change in sales mix, as well as a slightly unfavorable change in price. The net decrease in sales was primarily a result of competitive pricing environment in Brazil and soft market conditions in India and Europe, partially offset by net sales increases in North America and increases in sales of compressors used in commercial refrigeration and aftermarket applications in certain markets.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 67% of our total sales and decreased 10.9% compared to the second quarter of 2014 to $110.1 million. This decrease was primarily driven by unfavorable changes in currency exchange rates of $13.1 million, $0.5 million of net lower sales volume and a less favorable change in sales mix; such decreases were partially offset by selling price increases of $0.1 million. The net lower sales volume is primarily due to declines at our Indian and European locations, partially offset by net sales improvements in Brazil and North America.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 18% of our total sales and decreased 17.7% compared to the second quarter of 2014 to $28.8 million. This decrease was primarily due to unfavorable changes in currency exchange rates of $3.7 million, $1.8 million of net lower sales volume and a less favorable change in sales mix and net price decreases of $0.7 million. The decrease in sales volume was primarily due to decreases in sales volume at our Indian location related to the exit of unprofitable business and declines at our Brazilian location due to the competitive pricing environment.

Sales of compressors for air conditioning applications and all other applications represented 15% of our total sales and decreased 27.3% compared to the second quarter of 2014 to $25.0 million.  This decrease was primarily due to unfavorable currency exchange rate changes of $4.8 million and net decreased sales volume of $4.6 million. Such declines were primarily due to declines in Brazil due to plant shutdowns at two of our major customers and in Europe due to a legal dispute with a customer we no longer sell to, partially offset by increases in North America.
Gross profit increased by $9.3 million, or 54.4%, from $17.1 million in the second quarter of 2014 to $26.4 million in the second quarter of 2015, and gross profit margin increased from 8.9% to 16.1% in the second quarter of 2014 and 2015, respectively. The increase in gross profit in the second quarter of 2015 includes $5.7 million of net favorable changes in overhead costs, warranty and scrap costs and favorable tax settlements in Brazil, lower warranty costs of $4.4 million (related to the Indian warranty issue from 2013), favorable changes in currency exchange effect of $1.4 million and a net decrease in commodity costs of $0.7 million. Such positive items were partially offset by unfavorable changes in volume and sales mix of $2.3 million and price of $0.6 million.
Selling and administrative (“S&A”) expenses decreased by $2.9 million from $24.3 million in the second quarter of 2014 to $21.4 million in the second quarter of 2015. As a percentage of net sales, S&A expenses were 13.1% in the second quarter of 2015 compared to 12.6% in the second quarter of 2014. The decrease in S&A expenses was primarily due to a decline in payroll and other benefits of $3.0 million, lower professional fees of $0.3 million and lower travel and other expenses of $1.0 million, resulting from our cost containment initiatives. Such decreases were partially offset by an increase in incentive compensation of $1.4 million. In the second quarter of 2015, we estimated that it was likely that we would achieve the threshold level of performance, and as a result we have recorded compensation expense in the first and second quarters of 2015 related to the incentive plan; for the first and second quarters of 2014, management estimated that it was more likely than not that we would achieve only some of the target levels of performance, which resulted in less expense in the first and second quarters 2014. Included in our professional fees are the fees for our board of directors, which increased by $0.1 million and other professional fees, which decreased by $0.4 million in the second quarter of 2015 compared to the same period in 2014.
Other income (expense), net, decreased $1.2 million from $1.8 million in the second quarter of 2014 to $0.6 million in the second quarter of 2015.
We recorded $3.7 million in impairments, restructuring charges, and other items in the second quarter of 2015 compared to $0.8 million in the same period of 2014. In the second quarter of 2015, this expense included $1.7 million related to severance, $0.6 million related to business process re-engineering and $0.5 million related to the settlement of an anti-trust lawsuit in Canada. During the second quarter of 2015, we also incurred $0.9 million of restructuring costs at our Corporate location. The severance recorded in the second quarter of 2015 was primarily related to headcount reductions at our Brazilian, French, North American and Corporate locations. In the second quarter of 2014, this expense included $0.6 million related to severance and $0.2 million related to business process re-engineering. (See Note 10, "Impairments, Restructuring Charges and Other Items," in Part I, Item I of this report for additional information).
Interest expense was $1.8 million in the second quarter of 2015, compared to $2.4 million in the same period of 2014. Our weighted average borrowings were lower and carried a lower weighted average interest rate in the second quarter of 2015 compared to the second quarter of 2014.
Interest income was $2.0 million in the second quarter of 2015, compared to $0.5 million in the same period of 2014. This increase is primarily due to interest on cash collateral placed in an interest-bearing account in Brazil associated with our special term FINEP loan, as well as an increase in the interest rate on a judicial deposit in Brazil that is being held in an interest-bearing court appointed cash account.
For the second quarter of 2015, we recorded tax expense of $0.1 million from continuing operations, compared to tax expense of $0.3 million for the same period of 2014. For the second quarter of 2015, the tax expense is comprised of U.S. federal and state tax expense of $0.2 million and a foreign tax benefit of $0.1 million. For the second quarter of 2014, the tax expense was comprised of foreign tax expense of $0.3 million.
Income (loss) from continuing operations for the quarter ended June 30, 2015 was $2.0 million, or a $0.11 per share, compared to $(8.4) million, or $(0.46) per share, in the same period of 2014. The change was primarily related to the net favorable impact of currency exchange rates, lower warranty costs, net favorable changes in overhead costs, warranty and scrap costs, favorable tax settlements in Brazil, and cost containment initiatives, partially offset by lower sales for the second quarter of 2015, compared to the same period of 2014.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
A summary of our operating results as a percentage of net sales is shown below:

(in millions)	2015	%	2014	%
Net sales	$323.2	100.0%	$372.3	100.0%
Cost of sales	(276.8)	(85.6)%	(338.1)	(90.8)%
Gross profit	46.4	14.4%	34.2	9.2%
Selling and administrative expenses	(44.7)	(13.8)%	(47.3)	(12.7)%
Other income (expense), net	3.3	1.0%	6.0	1.6%
Impairments, restructuring charges, and other items	(5.2)	(1.7)%	(4.9)	(1.3)%
Operating loss	(0.2)	(0.1)%	(12.0)	(3.2)%
Interest expense	(3.6)	(1.1)%	(4.7)	(1.3)%
Interest income	2.6	0.8%	0.9	0.3%
Loss from continuing operations before taxes	(1.2)	(0.4)%	(15.8)	(4.2)%
Tax benefit (expense)	0.2	0.1%	(0.4)	(0.2)%
Loss from continuing operations	$(1.0)	(0.3)%	$(16.2)	(4.4)%
Net sales for the first six months of 2015 decreased $49.1 million, or 13.2%, versus the same period of 2014. Excluding the decrease in sales due to the effect of unfavorable changes in foreign currency translation of $36.5 million, net sales decreased by 3.4% compared to the first six months of 2014, primarily as a result of net lower sales volume and an unfavorable change in sales mix, as well as a slightly unfavorable change in price. The net decrease in sales was primarily a result of competitive pricing environment in Brazil and soft market conditions in India and Europe, partially offset by net sales increases in North America. Sales at our North American location include declines as a result of ceasing production of a non-core product, as we sold the related fixed assets in the first quarter of 2014.
Sales of compressors used in commercial refrigeration and aftermarket applications represented 65% of our total sales and decreased 11.7% compared to the first six months of 2014 to $210.9 million. This decrease was primarily driven by unfavorable changes in currency exchange rates of $23.1 million and $5.4 million net of lower sales volume and a less favorable change in sales mix. Such decreases were partially offset by selling price increases of $0.5 million. The net lower sales volume is primarily due to declines at our European, Brazilian and North American locations, partially offset by net sales improvements in India. Sales at our North American location declined partially as a result of ceasing production of a non-core product as we sold the related fixed assets in the first quarter of 2014.
Sales of compressors used in household refrigeration and freezer (“R&F”) applications represented 19% of our total sales and decreased 14.9% compared to the first six months of 2014 to $62.1 million. This decrease was primarily due to unfavorable changes in currency exchange rates of $5.8 million, $3.7 million net of lower sales volume and a less favorable change in sales mix, and net price decreases of $1.4 million. The decrease in sales volume was primarily due to decreases in sales volume at our Indian location related to the exit of unprofitable business and declines at our Brazilian location due to the competitive pricing environment.
Sales of compressors for air conditioning applications and all other applications represented 16% of our total sales and decreased 16.9% compared to the first six months of 2014 to $50.2 million.  This decrease was primarily due to unfavorable changes in currency exchange rates of $7.6 million, and lower sales volume of $2.8 million, partially offset by favorable price increases of $0.2 million. Such declines were primarily due to declines in Brazil due to plant shutdowns at two of our major customers and in Europe due to a legal dispute with a customer we no longer sell to, partially offset by increases in North America.
Gross profit increased by $12.2 million, or 35.7%, from $34.2 million in the first six months of 2014 to $46.4 million in the first six months of 2015, and gross profit margin increased from 9.2% to 14.4% in the first six months of 2014 and 2015, respectively. The increase in gross profit in the first six months of 2015 includes $5.7 million of net favorable changes in overhead costs, warranty and scrap costs and favorable tax settlements in Brazil, lower warranty costs in 2015 compared to 2014 of $4.4 million (related to the Indian warranty issue from 2013), favorable changes in currency exchange effect of $3.2 million and a net decrease in commodity costs of $2.0 million. Such positive items were partially offset by unfavorable changes in volume and sales mix of $2.4 million and price of $0.7 million.
Selling and administrative (“S&A”) expenses decreased by $2.6 million from $47.3 million in the first six months of 2014 to $44.7 million in the first six months of 2015. As a percentage of net sales, S&A expenses were 13.8% in the first six months of 2015 compared to 12.7% in the first six months of 2014. The decrease in S&A expenses was primarily due to a decline in payroll and other benefits of $4.3 million and lower travel and other expenses of $0.9 million, resulting from our cost containment initiatives. Such decreases were partially offset by an increase in incentive compensation of $2.2 million and increased professional fees of $0.4 million. During the first six months of 2015, we estimated that it was likely that we would achieve the threshold level of performance, and as a result we have recorded compensation expense in the first and second quarters of 2015 related to the incentive plan; for the first six months of 2014, management estimated that it was more likely than not that we would achieve only some of the target levels of performance, which resulted in less expense in the first six months of 2014. Included in our professional fees are the fees for our board of directors, which increased by $0.3 million and other professional fees, which increased by $0.1 million in the first six months of 2015 compared to the same period in 2014.
Other income (expense), net, decreased $2.7 million from $6.0 million in the first six months of 2014 to $3.3 million in the first six months of 2015.
We recorded $5.2 million in impairments, restructuring charges, and other items in the first six months of 2015 compared to $4.9 million in the same period of 2014. In the first six months of 2015, this expense included $2.5 million related to severance, $1.3 million related to business process re-engineering and $0.5 million related to the settlement of an anti-trust lawsuit in Canada. During 2015, we also incurred $0.9 million of restructuring expenses at our Corporate location. The severance recorded in the first six months of 2015 related to headcount reductions at our Brazilian, French, North American and Corporate locations. In the first six months of 2014, this expense included $1.8 million related to severance, $1.5 million related to legal settlement in the first quarter of 2014, a $1.2 million environmental reserve with respect to a sold building and $0.4 million related to business process re-engineering. (See Note 10, "Impairments, Restructuring Charges and Other Items," in Part I, Item I of this report for additional information).
Interest expense was $3.6 million in the first six months of 2015, compared to $4.7 million in the same period of 2014. Our weighted average borrowings were lower and carried a lower weighted average interest rate in the first six months of 2015 compared to the same period of 2014.
Interest income was $2.6 million in the first six months of 2015, compared to $0.9 million in the same period of 2014. This increase is primarily due to interest on cash collateral placed in an interest-bearing account in Brazil associated with our special term FINEP loan, as well as an increase in the interest rate on a judicial deposit in Brazil that is being held in an interest-bearing court appointed cash account.
For the first six months of 2015, we recorded tax benefits of $0.2 million from continuing operations, compared to tax expense of $0.4 million for the same period of 2014. For the first six months of 2015, the tax benefit is comprised of U.S. federal and state tax benefit of $0.9 million and a foreign tax expense of $0.7 million. For the first six months of 2014, the tax expense was comprised of U.S. federal tax expense of $0.2 million and a foreign tax expense of $0.2 million.
Income (loss) from continuing operations for the six months ended June 30, 2015 was $(1.0) million, or a $(0.05) per share, compared to $(16.2) million, or $(0.88) per share, in the same period of 2014. The change was primarily related to the net favorable impact of currency exchange rates, lower warranty costs, net favorable changes in overhead costs, warranty and scrap costs and favorable tax settlements in Brazil and cost containment initiatives, partially offset by lower sales and lower other income for the first six months of 2015, compared to the same period of 2014.

LIQUIDITY AND CAPITAL RESOURCES
Our primary liquidity needs are to fund capital expenditures, service indebtedness, support working capital requirements, and, when needed, fund operating losses. In general, our principal sources of liquidity are cash and cash equivalents on hand, cash flows from operating activities, borrowings under available credit facilities and net cash inflows related to refundable non-income taxes. In addition, we believe that factoring our receivables is an alternative way of freeing up working capital and providing sufficient cash to pay off debt that may mature within a year.
A substantial portion of our operating results is generated by foreign operations. As a result, we are dependent on the earnings, cash flows and a combination of dividends, distributions, intercompany loan payments and advances from our foreign operations to provide the funds necessary to meet our obligations in each of our legal jurisdictions. There are no significant restrictions on the ability of our foreign subsidiaries to pay dividends or make other distributions.
Cash Flow
In the first six months of 2015, cash used in operations was $24.3 million as compared to $16.5 million of cash used in the first six months of 2014. Cash used in operating activities for the six months ended June 30, 2015 included a net loss of $1.5 million, non-cash deferred income taxes of $2.2 million, a gain from the disposal of property and equipment of $1.0 million and non-cash employee retirement benefits of $0.5 million, partially offset by depreciation and amortization of $9.7 million and non-cash share-based compensation income of $0.3 million.

With respect to working capital, increased inventory levels resulted in the use of cash of $21.3 million for the six months ended June 30, 2015, due to seasonal needs in Europe and North America. Our inventory days on hand worsened by 10 days to 78 days at June 30, 2015 compared to December 31, 2014, primarily due to lower sales volumes in the second quarter of 2015 compared to the fourth quarter of 2014.
Accounts receivable changes resulted in the use of cash of $18.4 million during the first six months of 2015, mainly due to the timing of sales in the second quarter of 2015 compared to the fourth quarter of 2014, as well as lower accounts receivable factoring at our European location. Our days sales outstanding worsened by 6 days to 51 days at June 30, 2015 compared to December 31, 2014, primarily due to our Indian location discounting fewer invoices.
Payables and accrued expenses provided cash of $24.5 million for the six months ended June 30, 2015, mainly as a result of an increase in accounts payable trade due to purchases of inventory and the timing of those purchases and the effect of currency translation of the balances in the first six months of 2015. Days outstanding increased 14 days to 77 days at June 30, 2015 compared to December 31, 2014.
Recoverable non-income taxes used cash of $6.1 million, which is primarily due to accruals of additional recoverable non-income taxes, which are expected to be collected in future periods.
Cash used in investing activities was $3.7 million in the first six months of 2015 as compared to cash provided by investing activities of $5.0 million for the same period of 2014. The 2015 cash used in investing activities is primarily related to capital expenditures of $6.0 million, partially offset by the net release of restricted cash of $1.3 million and proceeds from the sale of assets of $1.0 million.
Cash provided by financing activities was $3.5 million in the first six months of 2015 as compared to cash used of $7.0 million for the same period of 2014. The increase in cash provided by financing activities is primarily due to lower payments on short-term debt in 2015 compared to 2014.
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
Interest began accruing on the entire Term Loan balance in December 2013, and the monthly installments of $250,000 to repay the principal balance on the Term Loan began January 2, 2014. The facility matures on December 11, 2018. The agreement contains various covenants, including limitations on dividends, investments and additional indebtedness and liens, and a minimum fixed charge coverage ratio, which would apply only if average undrawn borrowing availability, as defined by the credit agreement, were to fall below a specified level for more than five business days. We were in compliance with all covenants and terms of the agreement as of June 30, 2015. As of June 30, 2015, we had $2.5 million of borrowings under the PNC revolving facility and $6.8 million of borrowings under the PNC term loan. In addition, we had $6.2 million in outstanding letters of credit under our PNC financing facilities. We had $3.6 million of additional borrowing capacity under this facility as of June 30, 2015, after giving effect to our fixed charge coverage ratio covenant and our outstanding borrowings and letters of credit under this facility.
In the U.S., we have also entered into an agreement with the Mississippi Development Authority for low interest rate financing up to $1.5 million in aggregate draws to be utilized to purchase specific capital equipment. As of June 30, 2015 we have an outstanding balance of $1.2 million. We received the final draw under this agreement in the second quarter of 2014.
We have various borrowing arrangements at our foreign subsidiaries to support working capital needs and government sponsored borrowings which provide advantageous lending rates.
For the six months ended June 30, 2015 and the year ended December 31, 2014, our average outstanding debt balance was $44.3 million and $57.7 million, respectively. The weighted average interest rate was 8.0% and 9.1% for the six months ended June 30, 2015 and June 30, 2014, respectively.
As of June 30, 2015, our cash and cash equivalents on hand were $15.7 million. Our borrowings under current credit facilities, including capital lease obligations, totaled $48.1 million at June 30, 2015, with an uncommitted additional borrowing capacity of $15.1 million. Included in our debt balance at June 30, 2015 are capital lease obligations of $1.5 million.
See Note 8 “Debt”, of the Notes to Consolidated Financial Statements in Item 1 of this report, for additional information.

In the U.S., only a small portion of our cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC"). Cash that we hold in the U.S. is primarily held at one major financial institution. Any cash we hold in the U.S. that is not utilized for day-to-day working capital requirements is primarily invested in secure, institutional money market funds, which are strictly regulated by the U.S. Securities and Exchange Commission and operate under tight requirements for the liquidity, creditworthiness and diversification of their assets.
Cash inflows related to taxes
We expect to receive refunds of outstanding refundable non-income taxes. The actual amounts received as expressed in U.S. Dollars will vary depending on the exchange rate at the time of receipt or future reporting date. Based on applicable foreign currency exchange rates as of June 30, 2015, we expect to recover approximately $22.1 million of the $30.3 million outstanding refundable taxes in the next twelve months, primarily related to the short-term portion of the outstanding refundable taxes of $17.6 million in Brazil and $3.5 million in India. The tax authorities will not commit to an actual date of payment and the timing of receipt may be different than planned if the tax authorities change their pattern of payment or past practices.
Accounts Receivable Sales
Our Brazilian and European subsidiaries periodically factor their accounts receivable with financial institutions for seasonal and other working capital needs. Such receivables are factored both with limited and without recourse to us and are excluded from accounts receivable in our Consolidated Balance Sheets. The amount of factored receivables, including both with limited and without recourse amounts, was $11.8 million and $25.1 million at June 30, 2015 and December 31, 2014, respectively. The amount of factored receivables sold with limited recourse through our Brazilian subsidiary which results in a contingent liability to us, was $3.8 million and $3.7 million as of June 30, 2015 and December 31, 2014, respectively. The amount of factored receivables sold without recourse at our Brazilian and European subsidiaries, which is recorded as a sale of the related receivables, was $8.0 million and $21.4 million as of June 30, 2015 and December 31, 2014, respectively. In addition to the credit facilities described above, our Brazilian subsidiary also has an additional $16.9 million uncommitted, discretionary factoring credit facility with respect to its local (without recourse) and foreign (with recourse) accounts receivable, subject to the availability of its accounts receivable balances eligible for sale under the facility. In addition, our European subsidiary has a limited recourse factoring facility with availability of $16.4 million for the sale of additional receivables. We use these factoring facilities, when available, for seasonal and other working capital needs.
Our Indian subsidiary has the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables at a discount sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $7.4 million and $4.0 million that would otherwise have been outstanding as receivables, under these programs at June 30, 2015 and December 31, 2014, respectively.
Adequacy of Liquidity Sources
In the near term, we expect that our liquidity sources described above, will be sufficient to meet our current liquidity requirements, including debt service, capital expenditures, working capital requirements and warranty claims, and, when needed, cash to fund operating losses. However, we also anticipate challenges with respect to generating positive cash flows from operations, most significantly due to challenges driven by possible volume declines, ability to generate savings from our restructuring activities, as well as currency exchange and commodity pricing volatility.
In addition, our business exposes us to potential litigation, such as product liability lawsuits or other lawsuits related to anti-competitive practices and securities law or other types of business disputes. These claims can be expensive to defend and an unfavorable outcome from any such litigation could adversely affect our cash flows and liquidity.
As of June 30, 2015, we had $15.7 million of cash and cash equivalents, and $48.1 million in debt and capital lease obligations, of which $16.6 million was long-term in nature. The short-term debt primarily consists of current maturities of long-term debt as well as committed and uncommitted revolving lines of credit, which we intend to maintain for the foreseeable future. We believe our cash on hand and availability under our borrowing facilities and factoring arrangement are sufficient to meet our debt service requirements. We do not expect any material differences between cash availability and cash outflows previously described in our Annual Report on Form 10-K for the year ended December 31, 2014, except as described above.
OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases, we do not have any off-balance sheet financing. We do not believe we have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on us. However, a portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount, which creates a contingent liability for the business. Discounted receivables sold with limited recourse were $3.8 million and $3.7 million at June 30, 2015 and December 31, 2014, respectively. We maintain a reserve for anticipated losses against these sold receivables and losses have not historically resulted in the recording of a liability greater than the reserved amount. Under our factoring program in Europe, we may discount receivables with recourse; however, at June 30, 2015 there were no receivables sold with recourse.
CONTRACTUAL OBLIGATIONS
As of June 30, 2015, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Contractual Obligations”, except as otherwise disclosed in this Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report.
CRITICAL ACCOUNTING ESTIMATES
For a discussion of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” and Note 1, “Accounting Policies,” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
There have been no significant changes to our critical accounting estimates during the first half of 2015, except as otherwise disclosed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OUTLOOK
Information in this “Outlook” section should be read in conjunction with the cautionary statements and discussion of risk factors included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014.
Sales decreased in the first half of 2015 compared to the first half of 2014 primarily due to the unfavorable impact of changes in foreign currency exchange rates, as well as net lower sales volume and unfavorable changes in sales mix from our Brazilian and North American commercial refrigeration and after-market applications, our Brazilian household refrigeration and freezer applications and our European and Indian air conditioning applications. These decreases were partially offset by price increases and net sales improvements in our Indian and European applications of commercial refrigeration, and after-market applications. We expect to see continued demand volatility in the remainder of 2015 as a result of increased competition, prior quality issues, the changing regulatory landscape and continued uncertainties with current events around the world. We currently expect sales in 2015 to be slightly lower than sales in 2014, primarily related to the negative impact of currency translation and weakening economic conditions in Brazil and Europe.
This current 2015 outlook is based on our internal projections about the market and related economic conditions, expected price increases to our customers, continued economic impact from the Indian quality issue, the changing regulatory landscape, estimated foreign currency exchange rate effects, as well as our continued efforts in sales and marketing. If our key markets become weaker than we currently expect, this could have an adverse impact on our outlook for the remainder of 2015.
The outlook for 2015 is subject to many of the same variables that have negatively impacted us in recent years. The condition of, and uncertainties regarding, the global economy, commodity costs and key currency rates are all important to our future performance, as is our ability to match our hedging activity with actual levels of transactions. The extent to which adverse trends in recent years continue will ultimately determine our 2015 results. We can give no guarantees regarding what impact future exchange rates, commodity prices and other economic changes will have on our 2015 results. For a discussion of the sensitivity analysis associated with our key commodities and currency hedges see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this report.
The prices of some of our key commodities, specifically steel, copper and aluminum , remain volatile. The average market costs for the types of steel, copper and aluminum used in our products varied in the first six months of 2015 compared to first six months of 2014, decreasing by 11.2%, 12.5% and 2.1%, respectively. We expect the full year change in average cost of our purchased materials in 2015, including the impact of our hedging activities, to have a slightly favorable impact in 2015 when compared to 2014. We expect to continue our approach of mitigating the effect of short-term price swings through the appropriate use of hedging instruments, price increases and modified pricing structures.
The Euro, the Brazilian Real and the Indian Rupee have weakened against the U.S. Dollar in the first six months of 2015. We have entered into forward purchase contracts to cover a portion of our exposure to additional fluctuations in value during 2015. See “Executive Summary - Currency Exchange” and Part 1, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for more details regarding our hedging contracts. In the aggregate, we expect the changes in foreign currency exchange rates, after giving consideration to our hedging contracts and including the impact of balance sheet transactions, to have a slightly positive impact on our net income in 2015 when compared to 2014.
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
Based on our assessment of ongoing economic activity, we realize that we may not generate cash flow from operating activities unless further restructuring activities are implemented, our product launches are successful or sales or economic conditions improve. We are in the process of assessing our strategic initiatives and their respective impacts on our future results. Additional restructuring actions may be necessary during the next several quarters and might include changing our current manufacturing footprint, consolidation of facilities, other reductions in manufacturing capacity, reductions in our workforce, sales of assets and other restructuring activities. These actions could result in significant restructuring or asset impairment charges, severance costs, losses on asset sales and use of cash. Accordingly, any future restructuring activities could have a significant effect on our consolidated financial position, operating profit, cash flows and future operating results. Cash required for any future restructuring activities may be provided by our cash balances, cash proceeds from the sales of assets or new financing arrangements. If these restructuring actions are taken, there is a risk that the costs of the restructuring and cash required will exceed our original estimates, or the benefits received from such activities will not meet our original estimates.

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
A portion of accounts receivable at our Brazilian subsidiary is sold with limited recourse at a discount. Our European and Brazilian subsidiaries also factor certain receivables without recourse. Such receivables factored by us, both with and without limited recourse, are excluded from accounts receivable in our Consolidated Balance Sheets. Receivables sold in these subsidiaries, including both with limited and without recourse were $11.8 million and $25.1 million at June 30, 2015 and December 31, 2014, respectively, and the weighted average discount rate was 8.2% and 11.8% for the three and six months ended June 30, 2015, and 7.3% and 6.8% for the three and six months ended June 30, 2014, respectively. The amount of factored receivables sold with limited recourse, which results in a contingent liability to us, was $3.8 million and $3.7 million as of June 30, 2015 and December 31, 2014, respectively.
In India, we have the ability to collect receivables that are backed by letters of credit sooner than the receivables would otherwise be paid by the customer. Furthermore, some of our large customers offer a non-recourse factoring program relating to their receivables only, under which we can collect these receivables, at a discount, sooner than they would otherwise be paid by the customer. We consider these programs similar to the factoring programs in Brazil and Europe as it relates to our liquidity. We collected a total of $7.4 million and $4.0 million that would otherwise have been outstanding as accounts receivable, under both of these programs at June 30, 2015 and December 31, 2014, respectively, and the weighted average discount rate was 8.0% and 7.8% for the three months and six months ended June 30, 2015 and 9.9% and 10.3% for the three months and six months ended June 30, 2014, respectively.
Interest Rate Risk – We are subject to interest rate risk, primarily associated with our variable rate borrowings and our investments of excess cash. The current borrowings by our foreign subsidiaries consist of variable and fixed rate loans that are based on either the London Interbank Offered Rate (LIBOR), European Offered Interbank Rate or the BNDES TJLP fixed rate. We also record interest expense associated with the accounts receivable factoring facilities described above. While changes in interest rates do not affect the fair value of our variable interest rate debt or cash investments, they do affect future earnings and cash flows. The company has an interest rate swap on the PNC loan to mitigate interest rate risk in the United States. Based on our outstanding debt and invested cash balances at June 30, 2015, a 1% increase in interest rates would increase interest expense for the year by approximately $0.4 million and a 1% decrease in interest rates would have an immaterial effect on investments.
Commodity Price Risk – Our exposure to commodity cost risk is related primarily to the price of copper, steel and aluminum, as these are major components of our product cost.
We use commodity derivatives to provide us with greater flexibility in managing the substantial volatility in commodity pricing. Our policy allows management to utilize commodity derivative contracts for a limited percentage of projected raw materials requirements up to 18 months in advance. At June 30, 2015 and December 31, 2014, we held a total notional value of $11.2 million and $8.9 million, respectively, in commodity derivative contracts. Derivatives are designated at the inception of the contract as cash flow hedges against the future prices of copper, steel and aluminum. They may be subsequently de-designated if it is determined that the derivative will no longer be highly effective at offsetting the cash flows of the hedged items. While the use of derivatives can mitigate the risks of short-term price increases associated with these commodities by “locking in” prices at a specific level, we do not realize the full benefit of a rapid decrease in commodity prices. If market pricing becomes significantly deflationary, our level of commodity hedging could result in lower operating margins and reduced profitability.
As of June 30, 2015, we have been proactive in addressing the volatility of copper prices, including executing derivative contracts that cover approximately 35% of our anticipated remaining copper requirements for 2015 and 21% of our projected 2016 copper usage.

Over the last several years our results of operations have become more sensitive to the price changes in aluminum due to the recent redesign of some of our products. We have proactively addressed this price volatility by executing derivative contracts that cover approximately 50% of our anticipated remaining aluminum requirements for 2015, and 20% of our projected 2016 aluminum usage.
Any rapid increases of steel prices have a particularly negative impact, as there is currently no well-established global market for hedging against increases in the cost of steel. At June 30, 2015, we had no derivative contracts outstanding to cover our anticipated steel requirements in the U.S.
Based on our current level of activity, and before consideration of our outstanding commodity derivatives contracts, a 10% increase in the price, as of June 30, of copper, steel or aluminum used in production of our products would have adversely affected our annual operating profit on an annual basis as indicated in the table below:

(in millions)	10% increase in commodity prices
	June 30, 2015	June 30, 2014
Steel	$(6.6)	$(9.2)
Copper	(3.0)	(3.7)
Aluminum	(0.7)	(0.5)
Total	$(10.3)	$(13.4)

Based on our current level of commodity derivatives contracts, a 10% decrease in the price as of June 30, of copper or aluminum used in production of our products would have resulted in losses under these contracts that would have adversely affected our annual operating results as indicated in the table below:

(in millions)	10% decrease in commodity prices
	June 30, 2015	June 30, 2014
Copper	$(1.0)	$(1.0)
Aluminum	(0.2)	(0.1)
Total	$(1.2)	$(1.1)
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
We have developed strategies to mitigate or partially offset these impacts, primarily hedging against transactional exposure where the risk of loss is greatest. This involves entering into short-term derivative contracts to sell or purchase U.S. Dollars at specified rates based on estimated currency cash flows. In particular, we have entered into foreign currency derivative contracts to hedge the Brazilian and European export sales, which are predominately denominated in U.S. Dollars. However, these hedging programs only reduce exposure to currency movements over the limited time frame of up to 18 months. Ultimately, long-term changes in currency exchange rates have lasting effects on the relative competitiveness of operations located in certain countries versus competitors located in different countries. Additionally, if the currencies weaken against the U.S. Dollar, any hedge contracts that we have entered into at a higher rate result in losses recognized in our Consolidated Statements of Operations. For the first six months of 2015, the Euro weakened against the U.S. Dollar by (8.6)%, the Brazilian Real weakened against the U.S. Dollar by (16.8)%, and the Indian Rupee weakened against the U.S. Dollar by (0.9)%.

At June 30, 2015 and December 31, 2014, we held foreign currency derivative contracts with a total notional value of $17.9 million and $21.2 million, respectively. The decline in notional value of our currency contracts was primarily due to changes in our business practices to better utilize U.S. Dollars collected by our Brazilian, Indian, and French locations as well as a decline in export sales at our Indian location due to the quality issue that originated in the second quarter of 2013. At June 30, based on our current level of activity, and including any mitigation as the result of hedging activities, we believe that a 10% strengthening of the Brazilian Real, the Euro, and the Indian Rupee against the U.S. Dollar would have adversely affected our annual operating results as indicated in the table below:

(in millions)	10% Strengthening against U.S. Dollar
	June 30, 2015	June 30, 2014
Real	$(1.4)	$(3.6)
Euro	(1.6)	(3.0)
Rupee	0.1	(0.6)
Total	$(2.9)	$(7.2)
At June 30, based on our current foreign currency forward contracts, a 10% weakening in the value of the Brazilian Real, Euro and the Indian Rupee against the U.S. Dollar would have resulted in losses under such foreign currency derivative contracts that would adversely affected our annual operating results as indicated in the table below:

(in millions)	10% Weakening against U.S. Dollar
	June 30, 2015	June 30, 2014
Real	$(0.6)	$(0.2)
Euro	(1.2)	(0.2)
Rupee	—	—
Total	$(1.8)	$(0.4)

Item 4. Controls and Procedures.
Our management evaluated, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015 and any change in our internal control over financial reporting that occurred during the second quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based upon this evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.
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

Changes In Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting identified in connection with our evaluation described above that occurred during the second quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

4.1
Amendment No. 9 to Revolving Credit and Security Agreement, dated as of July 29, 2015, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K dated July 29, 2015 and filed July 29, 2015, File No. 001-36417)

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

TECUMSEH PRODUCTS COMPANY
(Registrant)

Date: August 4, 2015	By	/s/ Janice E. Stipp
Janice E. Stipp
Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

4.1
Amendment No. 9 to Revolving Credit and Security Agreement, dated as of July 29, 2015, among Tecumseh Products Company, Tecumseh Compressor Company, Tecumseh Products of Canada, Limited, Evergy, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 4.1 to registrant's Current Report on Form 8-K dated July 29, 2015 and filed July 29, 2015, File No. 001-36417)

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